Form 10-Q
period 1995-09-30
COMMUNITY CAPITAL CORP /SC/
filed 1995-12-04
CIK 832847

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                 FORM 10-Q

        X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period ended September 30, 1995

                                   OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the Transition Period from _________to_________

                     Commission File Number O-18460

                     COMMUNITY CAPITAL CORPORATION
          (Exact name of registrant as specified in its charter)

         South Carolina                           57-0866395
   (State or other jurisdiction                (I.R.S. Employer
       of incorporation)                        Identification No.)

                           109 Montague Avenue
                           Greenwood, SC 29646
                    (Address of principal executive
                     offices, including zip code)

                            (803) 941-8200
          (Registrant's telephone number, including area code)
            ________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      YES   X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                1,150,885 shares of common stock, $1.00 par value

                      COMMUNITY CAPITAL CORPORATION

                                 INDEX



PART I.  Financial Information                                     Page No.

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets - September 30, 1995 and
     December 31, 1994. ..........................................      3

     Condensed Consolidated Statements of Income - Nine months ended September 30, 1995 and 1994 and Three months ended September 30,
     1995 and 1994. ..............................................      4

     Condensed Consolidated Statement of Stockholders' Equity. ...      5

     Condensed Consolidated Statements of Cash Flows - Nine months
     ended September 30, 1995 and 1994. ..........................      6

     Notes to Consolidated Financial Statements ..................   7- 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. ..............................   9-13


PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K. .......................     14

         (a) Exhibits. ...........................................     15

         (b) Reports on Form 8-K. ................................     14

                      COMMUNITY CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

                                                     September 30,  December 31,
                                                        1995           1994

ASSETS:
Cash and cash equivalents:
  Cash and due from banks                             $ 2,966,511  $ 3,038,958
  Federal funds sold                                    2,520,000            -
                                                        5,486,511    3,038,958

Securities available-for-sale                          17,335,703    5,932,413

Securities held-to-maturity (estimated market value
  of $3,886,410 and $1,628,054 at September 30, 1995
  and December 31, 1994, respectively)                  3,884,426    1,684,334

Loans receivable                                       57,686,278   50,565,083
   Less allowance for loan losses                        (615,829)    (580,528)
     Loans, net                                        57,070,449   49,984,555

Premises, furniture & equipment, net                    2,711,358    1,738,233

Other real estate owned                                         -       19,457
Other assets                                            2,780,057    2,673,399
    Total assets                                     $ 89,268,504 $ 65,071,349

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Deposits:
  Non-interest bearing                               $  8,874,197  $ 6,967,910
  Interest bearing                                     58,378,981   42,177,891
                                                       67,253,178   49,145,801
Federal funds purchased                                 2,212,000    3,386,000

Advances from Federal Home Loan Bank                    6,477,860    5,925,200

Accrued interest and other liabilities                    718,524      535,401
    Total liabilities                                  76,661,562   58,992,402

SHAREHOLDERS' EQUITY:
Common stock, $1 par value, 10,000,000 shares
  authorized, 1,150,885 and 573,002 shares
  issued and outstanding at September 30, 1995
  and December 31, 1994, respectively                   1,150,885      573,002
Surplus                                                11,352,438    5,110,618
Unrealized gain (loss) on securities
  held-for-sale, net of deferred taxes                     20,755      (77,313)
Retained earnings                                          82,864      472,640

    Total shareholders' equity                         12,606,942    6,078,947

    Total liabilities and shareholders' equity      $  89,268,504 $ 65,071,349

                          COMMUNITY CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                               Nine Months Ended          Three Months Ended
                                  September 30,             September 30,
                                1995        1994          1995         1994

Interest income:
   Loans, including fees   $ 3,707,009  $ 2,841,645  $ 1,302,134  $   997,727
   Securities                  595,853      216,704      310,915       71,757
   Other                        84,763       99,256       51,769       30,640
                             4,387,625    3,157,605    1,664,818    1,100,124
Interest expense:
   Deposit accounts          1,688,178      988,452      685,819      337,105
   FHLB advances               290,639      220,631      102,400       76,994
   Other                        72,243       14,316       20,459        6,329
                             2,051,060    1,223,399      808,678      420,428

Net interest income          2,336,565    1,934,206      856,140      679,696

Provision for loan losses       55,881        4,000       33,508        4,000

Net interest income after
 prov. for loan losses       2,280,684    1,930,206      822,632      675,696


Other operating income:
   Service charges             290,123      220,713       93,946       66,076
   Other income                235,581      216,154       96,002       45,805
                               525,704      436,867      189,948      111,881

Other operating expenses:
  Salaries and benefits      1,061,253      758,531      407,536      279,466
  Net occupancy expense        275,642      204,896      106,969       72,097
  Other                        907,212      675,867      339,768      209,778
                             2,244,107    1,639,294      854,273      561,341

Income before taxes            562,281      727,779      158,307      226,236

Income tax provision           207,738      258,338       60,693       66,999

Net income                 $   354,543  $   469,441  $    97,614  $   159,237

Earnings per share:
  Primary                          .40          .67          .08          .22

  Fully diluted                    .40          .67          .08          .22

WEIGHTED AVERAGE COMMON
  SHARES AND EQUIVALENTS
  Primary                      942,046      767,818    1,215,100      772,527

  Fully diluted                942,046      767,818    1,215,100      772,527

             See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   for the nine months ended September 30, 1995
                                   (UNAUDITED)


                                             Unrealized
                                            Gain (loss)
                                            on Securities                 Total
                        Common     Capital    Held-For-     Retained   Stockholders'
                        Stock      Surplus    Sale, net     Earnings      Equity

Balance,
 December 31, 1994  $   573,002  $ 5,110,618  $   (77,313)  $  472,640  $ 6,078,947

Proceeds of stock
 offering               520,422    5,610,883                              6,131,305

Pre-operating
  expenses                                                    (107,485)    (107,485)

Sale of stock
 to K-SOP                 4,741       51,017                                 55,758

5% stock dividend        52,720      579,920                  (636,834)      (4,194)

Change in fair
 value for the
 period                                            98,068                    98,068

Net income
 for the period                                                354,543      354,543

Balance,
 September 30, 1995 $ 1,150,885  $11,352,438     $ 20,755   $   82,864  $12,606,942














             See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              September 30,
                                                           1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $   354,543  $   469,441
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation                                         225,111      133,008
     Provision for loan losses                             55,881        4,000
     Amortization of organizational costs                  29,405       18,170
     Amortization less accretion on investments            35,308       33,211
     Amortization of deferred loan costs                   60,946       42,611
     Loss on sale of securities                            21,638       39,871
     Disbursements for mortgages held-for-sale         (1,868,590)  (4,520,600)
     Proceeds of sales of residential mortgages         1,947,890    4,898,846

     Increase in interest receivable                     (357,446)     (43,418)
     Increase (decrease) in interest payable              252,457      (13,320)
     Decrease in other assets                             292,828        1,689
     Decrease in other liabilities                        (69,334)    (160,493)
         Net cash provided by operating activities        980,637      903,016

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in time deposits in other banks                        100,000
   Net increase in loans to customers                  (7,282,021)  (2,411,675)
   Purchases of securities available-for-sale         (13,271,187)  (3,259,910)
   Sales of securities available-for-sale                 986,467    3,727,214
   Maturities of securities available-for-sale          1,000,000       37,724
   Purchases of investments held-to-maturity           (2,323,395)    (591,024)
   Maturities of investments held-to-maturity             100,000      200,000
   Purchases of premises and equipment                   (954,665)    (197,748)
         Net cash used by investing activities        (21,744,801)  (2,395,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of capital stock                                6,187,063      117,838
   Stock dividend fractional shares paid in cash           (4,194)      (1,920)
   Repayment of organizational notes                     (457,189)
   Net increase in deposits accounts                   18,107,377    3,495,989
   Proceeds from FHLB borrowings                        5,050,000
   Repayments of FHLB borrowings                       (4,497,340)    (491,358)
   Net increase (decrease) Fed Funds purchased         (1,174,000)    (208,000)
         Net cash provided by financing activities     23,211,717    2,912,549
NET INCREASE IN CASH AND CASH EQUIVALENTS               2,447,553    1,420,146

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          3,038,958    3,026,356

CASH AND CASH EQUIVALENTS, END OF PERIOD             $  5,486,511  $ 4,446,502

 Cash paid during the period for:
   Income taxes                                      $    185,641  $   438,071
   Interest                                             1,798,603    1,236,720

             See notes to condensed consolidated financial statements

                      COMMUNITY CAPITAL CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to stockholders. The financial statements as of September 30, 1995 and for the interim periods ended September 30, 1995 and 1994 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1994 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 1994 Annual Report.

Note 2 - Adoption of Accounting Principle

Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan." FASB 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Statement also requires that the Company evaluate the collectibility of both contractual interest and contractual principal when assessing the need for a loss accrual. Net income and earnings per share for the interim period reported were not affected by the adoption of the new accounting principle.

The Company has adopted Statement of Financial Accounting Standards No. 107 "Disclosures about the Fair Value of Financial Instruments." The Statement, as amended, extends fair value disclosure practices by requiring disclosure of the fair value of financial instruments, both assets and liabilities, recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. If estimating fair value is not practicable, FASB 107 requires disclosure of descriptive information pertinent to estimating fair value. As permitted by FASB 107, the Company will not apply the provisions to complete interim financial statements in the year of adoption.

Note 3 - Stockholders' Equity

Pursuant to a prospectus dated February 27, 1995, the Company, as of September 30, 1995, issued 520,422 shares of its common stock for $6,131,305. The issuance of these shares is reflected in the consolidated statement of stockholders' equity, net of issuance costs of $113,761.

On June 22, 1995, the Company acquired all of the common stock of Clemson Bank & Trust (the "Clemson Bank") for $4,500,000. Immediately upon being chartered as a state bank on June 22, 1995, the Clemson Bank assumed ownership of its organizational partnership's assets and liabilities.

                      COMMUNITY CAPITAL CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


Note 3 - Stockholders' Equity -- continued

Following is a summary of the assets acquired and liabilities assumed:

          Premises and equipment              $  243,571
          Organizational costs                    68,303
          Other, net                              37,830
          Notes payable                         (457,189)

            Pre-operating expenses incurred   $ (107,485)

The pre-operating expenses of $107,485 incurred by the organizational partnership through the date the Clemson Bank commenced operations were charged directly to retained earnings and are not reflected in the accompanying consolidated statement of income. Organizational costs incurred for attorney's fees, consultants and filing fees in the amount of $68,303 were capitalized and are being amortized over a five-year period. These costs are included in the accompanying consolidated balance sheet.

On June 19, 1995 the Board of Directors declared a 5% stock dividend. Accordingly, amounts equal to the fair market value of the additional shares issued have been charged to retained earnings and credited to common stock and capital surplus. Earnings per share and weighted average shares outstanding have been restated to reflect the 5% stock dividend.

                      COMMUNITY CAPITAL CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition

The following is a discussion of the Company's financial condition as of September 30, 1995 compared to December 31, 1994, and the results of operations for the three and nine months ended September 30, 1995 compared to the three and nine months ended September 30, 1994. These results reflect the net results of the Clemson Bank which commenced business on June 22, 1995. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the nine months ended September 30, 1995, net interest income increased $402,359 or 20.8% over the nine months ended September 30, 1994, while net interest margin realized on earning assets increased to approximately 4.31%. This is a decrease of 39 basis points, compared to the nine months ended September 30, 1994.

Net interest income for the quarter ended September 30, 1995 increased $176,444, or 25.96% over the third quarter of 1994. The net interest margin realized on earning assets was approximately 4.34%, a 23 basis point decrease compared to the same period in 1994.

The increase in net interest income for both periods being presented is primarily attributable to the significant increase in earnings assets offset partially by higher rates paid on interest bearing liabilities. The higher volume resulted primarily from the opening of a new branch during February of 1995, trust activities which began in January 1995, the opening of the Clemson Bank in June 1995, and the implementation of a competitive pricing program for certificates of deposit. A higher overall interest rate environment during the third quarter of 1995 and for the nine months ended September 30, 1995, when compared to the corresponding periods for 1994, resulted in increased yields on all categories of earning assets and interest bearing liabilities. The interest rate spread decreased approximately 96 and 128 basis points to 3.40% and 3.19% for the nine months and quarter ended September 30, 1995, respectively.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months and the quarter ended September 30, 1995, the provision was $55,881 and $33,508, respectively, an increase of $51,881 and $29,508 over the comparable 1994 periods, respectively. Based on present information, management believes the allowance for loan losses at September 30, 1995 is adequate to meet presently known and inherent risks in the loan portfolio.

Non-Interest Income

Total non-interest income for the nine months ended September 30, 1995 was $525,704, an increase of $88,837, or 20.34, from the comparable period in 1994. The increase is primarily due to a $69,410, or 31.45% increase in service charges collected on deposit accounts.

                      COMMUNITY CAPITAL CORPORATION

Total non-interest income was $189,948 for the quarter ended September 30, 1995, compared to $111,881 for the quarter ended September 30, 1994. The increase is due primarily to the increase in service charges collected on deposit accounts and fees generated from the sale of residential mortgages.

Non-Interest Expense

Total non-interest expense for the nine months ended September 30, 1995 was $2,244,107, or 36.89% higher than the nine months ended September 30, 1994. For the quarter ended September 30, 1995 non-interest expense was 52.18% or $292,932 higher than the non-interest expense of $561,341 for the quarter ended September 30, 1994. The increase for both periods is due primarily to the opening of a new branch, a new trust department and the Clemson Bank. These items had a significant effect on all of the various categories of non-interest expense for the periods being presented.

For the nine months and quarter ended September 30, 1995, salaries and benefits increased by $302,722 and $128,070, an increase of 39.91% and 45.83%, respectively, over the comparable 1994 periods. Net occupancy costs for the nine months ended September 30, 1995 increased $70,746 primarily as a result of depreciation charges for the computer upgrades placed in service during the first quarter of 1995. Other non-interest expense was $907,212 for the nine months ended September 30, 1995, compared to $675,867 for the nine months ended September 30, 1994, an increase of $231,345 or 34.23%. For the quarter ended September 30, 1995 other non-interest expense was $339,768 compared to $209,778 for the quarter ended September 30, 1994, an increase of $129,990 or 61.97%.

Income Taxes

For all periods presented the effective income tax rate was approximately 37%. The income tax provision for the nine months and the quarter ended September 30, 1995 was $207,738 and $60,693, compared to $258,338 and
$66,999 for the comparable 1994 periods, respectively.

Net Income

The combination of the above factors resulted in net income for the nine months ended September 30, 1995 of $354,543 as compared to $469,441 for the comparable period in 1994, a decrease of $114,898 or a decline of 24.48%. For the quarter ended September 30, 1995, net income was $97,614 as compared to $159,237 for the comparable period in 1994, a decline of $61,623 or 38.70%.

The net income for the 1995 periods were negatively affected by the Clemson Bank's net loss of $102,151 for the period beginning June 22, 1995 and ending September 30, 1995.

Assets and Liabilities

During the first nine months of 1995, total assets grew $24,197,155, or 37.19% when compared to December 31, 1994. Total asset growth was substantially funded by net proceeds of $6,131,305 received as a result of the Company's stock offering, approximately $2,500,000 in

                     COMMUNITY CAPITAL CORPORATION
deposits generated by the new branch, and approximately $2,200,000 in deposits resulting from trust activities of the newly formed trust department. Also, approximately $7,000,000 in deposits were obtained as a result of a new competitive pricing policy for deposits combined with gaining customers who have switched their deposits from "Super Regional Banks."

Investment Securities

Investment securities increased $13,603,382 during the period with the growth primarily in securities classified as securities available-for-sale.

Loans

Demand for quality loans remained stable in the Greenwood marketplace. Net loans increased $7,085,894 or 14.2% during the period. Approximately $4,000,000 of the increase is attributable to the new Clemson Bank. Balances within the major loan receivable categories as of September 30, 1995 and December 31, 1994 are as follows:

                                      September 30,    December 31,
                                          1995             1994

Commercial and agricultural           $ 12,341,522     $ 12,231,392
Real estate                             35,244,092       29,386,734
Home equity                              5,609,591        4,795,981
Consumer, installment                    3,453,373        2,974,407
Consumer, credit card and checking         767,928          978,689
Residential mortgages held for sale         60,800          136,800
Other, net                                 208,972           61,080
                                      $ 57,686,278     $ 50,565,083

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                September 30,
                                          1995              1994
Loans:
   Nonaccrual loans                    $     8,881      $    21,285

   Accruing loans more than 90
     days past due                     $    22,000      $    17,811

Loans identified by the internal
  review mechanism:

   Criticized                          $ 1,047,980      $ 1,569,679
   Classified                          $ 1,932,211      $ 1,876,849

                      COMMUNITY CAPITAL CORPORATION

                                                 1995            1994

Balance, January 1,                       $    580,528     $    566,810
Provision for loan losses for the period        55,881            4,000
Net loans (charged off) recovered for
  the period                                   (20,580)            (864)

Balance, end of period                    $    615,829     $    569,946

Gross loans outstanding, end of period    $ 57,686,278     $ 46,624,094

Allowance for loan losses to loans
  outstanding                                    1.07%            1.22%

Premises and Equipment

The newly opened branch, Clemson Bank and the upgrade to the computer system were the principal contributors to the $973,123 increase in premises and equipment.

Deposits

Total deposits increased $18,107,377 or 36.8% from December 31, 1994. Expressed in percentages, non-interest bearing deposits increased 27.4% and interest bearing deposits increased 38.4%.

Balances within the major deposit categories as of September 30, 1995 and December 31, 1994 are as follows:

                                      September 30,   December 31,
                                           1995          1994

Non-interest bearing demand deposits  $ 8,874,197     $ 6,967,910
Interest bearing demand deposits       17,376,453      11,973,014
Savings deposits                        6,987,031       6,817,919
Certificates of deposit                34,015,497      23,386,958

                                      $67,253,178     $49,145,801


Liquidity

Increased deposits and FHLB advances improved the Company's liquidity, as measured by the loan-to-total-borrowings ratio, which was 75.95% at September 30, 1995 and 86.5% at December 31, 1994. The Company continues to borrow under its arrangement with the Federal Home Loan Bank (FHLB) of Atlanta. At September 30, 1995 advances from the FHLB were $6,477,860. At December 31, 1994, FHLB advances totaled $5,925,200. Management intends to fully pursue this source of funding. Generally, management matches specific FHLB borrowing products with specific loan types. Additionally, the Company decreased its purchases of federal funds by $1,174,000 since December 31, 1994. The parent company has an unused $1,000,000 line of credit as of September 30, 1995.

                      COMMUNITY CAPITAL CORPORATION

Capital Resources

Total stockholders' equity increased $6,527,995 to $12,606,942 since December 31, 1994. The increase is due primarily to the issuance of 520,422 shares of common stock, pursuant to a prospectus dated February 27, 1995. The net proceeds from the issuance of these shares was $6,131,305. $4,500,000 of the stock proceeds were used to capitalize the Clemson Bank on June 22, 1995. The remainder of the proceeds will be used for other general corporate purposes aimed primarily at the expansion of the Company's business.

Bank holding companies, such as the Company, and their bank subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy. These are expressed in the form of certain ratios. Capital is separated into Tier I capital (essentially common stockholders' equity less intangible assets) and Tier II capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier I capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier I capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.
Banks and bank holding companies are required to maintain a minimum ratio of Tier I capital to adjusted quarterly average total assets of 3.0%.


The following table summarizes the Company's risk-based capital at September 30, 1995:

Risk-based capital ratios
Tier I                                       20.04%
Total capital                                21.02%
Leverage ratio                               14.70%

The above risk-based capital ratios were significantly impacted by the issuance of the common stock mentioned above and the formation of the Clemson Bank on June 22, 1995.


Regulatory Matters

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

                      COMMUNITY CAPITAL CORPORATION
                       PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
            I. Earnings per share computations

        (b) Reports on Form 8-K

During the quarter ended September 30, 1995 the Company filed one report on Form 8-K. The report dated June 23, 1995 and filed on July 1, 1995 reported that "On June 22, 1995, in order to provide the initial capitalization of Clemson Bank & Trust, a South Carolina state bank (formerly in organization) in Clemson, South Carolina (the "Bank"), the Registrant acquired 900,000 shares (the "Shares") of the Bank's common stock, which Shares constitute all of the issued and outstanding shares of capital stock of the Bank. The Registrant paid cash of $4,500,000 as total consideration for the Shares, which amount was determined by authorities of the South Carolina State Board of Financial Institutions as the amount of initial capitalization of the Bank necessary to satisfy South Carolina banking laws and other applicable regulatory requirements. Funds used to acquire the Shares were obtained from the proceeds of the Registrant's ongoing public offering of its common stock. The acquisition of the Shares was carried out pursuant to the terms of a Conditional Subscription Agreement between the Registrant and the Bank and under the terms of a Bank Development Agreement by and among the Registrant, the organizers of the Bank and Greenwood Bank & Trust."

Items 1 through 5 are not applicable.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      COMMUNITY CAPITAL CORPORATION




                           By:
                               William G. Stevens
                                President & Chief Executive Officer



Date: November 13, 1995      By:
                               James H. Stark
                               Chief Financial Officer

                                EXHIBIT I

                      COMMUNITY CAPITAL CORPORATION
                           EARNINGS PER SHARE

                           Nine Months Ended  Three Months Ended
Primary and Fully Diluted    September 30,       September 30,
   Earnings Per Share       1995    1994(1)       1995    1994(1)

Net income                $354,543  $469,441    $ 97,614  $159,237
Add: Interest revenue
  from assumed purchase
  of government securities,
  net of tax                25,941    41,456       1,040    13,701

Adjusted net income for
  fully diluted shares    $380,484  $510,897    $ 98,654  $172,938

Weighted average number
  of common shares
  outstanding              801,715   592,327   1,143,033   598,213
Dilutive stock
  equivalents              140,331   175,491      72,067   174,314
   Total stock and
     equivalents           942,046   767,818   1,215,100   772,527

Earnings per share of
  common and equivalent
  share                   $    .40  $    .67   $     .08  $    .22

(1) Restated for the effect of the 5% stock dividend in June of 1995.

(2) Computed using the Treasury Stock Aggregate Method modified for the 20% limitation.

