Form 10-K
period 1995-12-31
COMMUNITY CAPITAL CORP /SC/
filed 1996-04-01
CIK 832847

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1995

                         Commission file number: 0-18460

                          COMMUNITY CAPITAL CORPORATION
             (Exact name of Registrant as specified in its charter)

                  South Carolina                                                          57-0866395
- --------------------------------------------------                       ---------------------------------------------
         (State or other jurisdiction of                                               (I.R.S. Employer
          incorporation or organization)                                              Identification No.)
               109 Montague Avenue
            Greenwood, South Carolina                                                        29646
- --------------------------------------------------                       ---------------------------------------------
              (Address of principal                                                       (Zip Code)
                executive offices)


Registrant's telephone number, including area code:  (803) 941-8200

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $1.00 per share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         There is presently no established public trading market for shares of the Registrant's common stock, $1.00 par value, and trading in such shares has been limited. Accordingly, trading activity in the voting stock of the Registrant does not currently represent a reliable indicator of the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant and the Registrant is unable to estimate such value.

         The number of shares outstanding of the Registrant's common stock as of March 1, 1996 was 1,160,227.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement in connection with its 1996 Annual Meeting of Stockholders (Part III).

                                                      PART I


Item 1.  Business.


General

         Community Capital Corporation (the "Company") is a bank holding company incorporated under the laws of the State of South Carolina on April 8, 1988. Until May 26, 1994, the Company operated under the name Greenwood National Bancorporation. The Company is based in Greenwood, South Carolina and substantially all of its operations are conducted through two wholly-owned subsidiaries, Greenwood Bank & Trust, a state chartered Federal Reserve member bank (the "Greenwood Bank"), and Clemson Bank & Trust, a state-chartered nonmember bank (the "Clemson Bank"). (The Greenwood Bank and the Clemson Bank are referred to collectively herein as the "Banks.")

         The Greenwood Bank engages in a general commercial banking business, emphasizing the banking needs of individuals and small to medium-sized businesses in the Greenwood Bank's primary service area of Greenwood County, South Carolina. On September 26, 1994, the Greenwood Bank converted from a national banking association to a South Carolina state bank. The conversion did not result in any material change in the nature of the operations of the Greenwood Bank or the scope of the commercial banking services it offers. The Greenwood Bank continues to be a member of the Federal Reserve System and the Federal Deposit Insurance Corporation (the "FDIC").

          The Clemson Bank engages in a general commercial banking business in its primary service area of Pickens County, South Carolina. The Clemson Bank is newly organized, having received final state and federal regulatory approvals for the commencement of operations in June 1995. At that time, the Company acquired all of the common stock of the Clemson Bank using $4,500,000 in proceeds from the Company's 1995 public offering of common stock. The public offering commenced February 27, 1995 and raised approximately $6,250,000 gross proceeds prior to its expiration in September 1995.


Bank Services

The Greenwood Bank

         The Greenwood Bank engages in a general commercial banking business, emphasizing the banking needs of individuals and small to medium-sized businesses in the Greenwood Bank's primary service area of Greenwood County, South Carolina. The Greenwood Bank has three banking locations, one of which is its principal office, located at 109 Montague Street, Greenwood, South Carolina. The Greenwood Bank has two branch locations, one of which is located on Greenwood's Highway 72 By-Pass and the other in Ninety Six, South Carolina. The Ninety Six branch commenced banking activities in February 1995.

         The Greenwood Bank offers a full range of commercial banking functions. Some of the major services provided include checking and savings accounts, NOW accounts, IRA accounts, other savings and time deposits of various types ranging from daily money market and super money market accounts, to long-term certificates of deposit. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. The Greenwood Bank's transaction accounts and time certificates are tailored to its principal market area at competitive rates.

         The Greenwood Bank also offers a full range of consumer credit and short-term and intermediate term commercial and personal loans. Among the Greenwood Bank's personal credit services are loans to individuals for the purchase of automobiles, mobile homes, boats and other recreational vehicles, as well as for home improvements, agricultural purposes, business needs and education. The Greenwood Bank conducts residential mortgage loan origination activities pursuant to which first mortgage loans are sold to investors in the secondary markets, subject to pre-existing commitments from such investors. Servicing of such loans is not retained by the Greenwood Bank. Commercial credit services offered by the Greenwood Bank consist of secured and unsecured loans primarily to individuals and small to medium-sized businesses in the Greenwood
County, South Carolina area. These loans are available for general operating purposes, acquisitions of fixed assets, including real estate, purchases of equipment and machinery, financing of equipment and accounts receivable, and for other business purposes. The
Greenwood Bank offers VISA(R) credit card accounts together with related lines of credit. The lines of credit may be used for overdraft protection as well as a pre-authorized credit for personal purchases and expenses.

         The Greenwood Bank also provides safe deposit boxes, wire transfer services, travelers checks, and direct deposit of payroll and social security checks. Discount securities brokerage services are available through a third-party brokerage service. In addition, the Greenwood Bank participates in a regional network of automated teller machines that may be used by Greenwood Bank customers in major cities throughout the Southeast. In January 1995, the Greenwood Bank obtained regulatory approvals for the commencement of trust and related fiduciary services by a newly-formed trust department. The Greenwood Bank does not provide international banking services.

The Clemson Bank

         The Clemson Bank engages in a general commercial banking business in the Clemson, South Carolina community, providing personalized banking services with emphasis on the individual financial needs and objectives of individuals and small to medium-sized businesses. Substantially all credit and related decisions are made locally, facilitating prompt response. The Clemson Bank emphasizes a commitment to the industrial and business growth of the Clemson community and Pickens County area. The principal operating facility for the Clemson Bank is at 528 Old Greenville Highway within the city limits of Clemson, South Carolina on property the Clemson Bank leases from the Company.

         The principal business of the Clemson Bank is the acceptance of deposits from the public and the making of loans and other investments. The Clemson Bank offers the same full range of deposit and other services that are offered by the Greenwood Bank. See "The Greenwood Bank." The principal sources of funds for the Clemson Bank's loans and investments are demand, time, savings and other deposits, amortization loans or participations in loans, fees received from other lenders or institutions for servicing loans sold to such lenders or institutions, and borrowings. In addition, a portion of the funds used to capitalize the Clemson Bank have been used by the Clemson Bank to fund loans. The principal sources of income for the Clemson Bank are the servicing of loans sold to other lenders or institutions and, to a lesser extent, interest and dividends collected on other investments. The principal expenses of the Clemson Bank are interest paid on savings and other deposits (including NOW accounts), interest paid on other borrowings by the Clemson Bank, employee compensation, office expenses and other overhead expenses.

         Through December 1995, the Clemson Bank used facilities of the Greenwood Bank for data processing, resulting in significant monetary savings for the Clemson Bank. In January 1996, the Greenwood Bank's data processing facilities, including certain of its computer and item-sorting equipment, were transferred to the Company. As a result, the Company now performs data processing functions for the Banks upon terms that the managements of both Banks believe is competitive with those offered by unaffiliated third-party service bureaus. The Company also administers certain operating functions for the Banks where cost savings can be achieved. Included in such operations are regulatory compliance, personnel and internal audit functions. The Company's costs associated with the performance of such services are allocated between the Banks based on each Bank's total assets.

Competition

         Banks generally compete with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services and the degree of expertise and the personal manner in which services are offered. South Carolina law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in South Carolina is highly competitive. South Carolina law also permits regional interstate banking whereby bank holding companies in certain southeastern states are allowed to acquire depository institutions within South Carolina. Many large banking organizations currently operate in the market areas of both the Greenwood Bank and the Clemson Bank, several of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services. Furthermore, as a consequence of legislation recently enacted by the United States Congress, national banks not previously allowed to operate in South Carolina will be allowed to commence operations and compete in the Banks' primary service areas if the South Carolina legislature does not elect to limit the reach of such federal legislation within South Carolina. See "Government Supervision and Regulation -- Interstate Banking."

         Each of the Banks faces increased competition from both federally-chartered and state-chartered financial and thrift institutions, as well as credit unions, consumer finance companies, insurance companies and other institutions in the Banks' respective market areas. Some of these competitors are not subject to the same degree of regulation and restriction imposed upon the Banks. Many of these competitors also have broader geographic markets and substantially greater resources and lending limits than the Banks and offer certain services such as trust banking that the Banks do not currently provide. In addition, many of these competitors have numerous branch offices located throughout the extended market areas of the Banks that the Company believes may provide these competitors with an advantage in geographic convenience that the Banks do not have at present. Such competitors may also be in a position to make more effective use of media advertising, support services and electronic technology than can either of the Banks.

         The management of each of the Banks believes that each Bank's ability to compete with other financial institutions in its respective market area is enhanced by its posture as a locally-managed bank with a broad base of local ownership and by its relatively small size which permits it to offer what it believes to be more personalized service than many of its competitors. The competitive strategy of the Banks consists of competing against savings institutions by offering more competitive mortgage products, supplying commercial lending services that savings institutions generally have not offered, and offering professionals and high income customers the opportunity to conduct personal and commercial banking business in one institution. The competitive strategy against the other major commercial banks and savings institutions in the Banks' respective market areas consists of approving loan requests more quickly with a local loan committee, operating with more flexible, but equally prudent, lending policies, personalizing service by establishing a long-term banking relationship with the customer, having a higher ratio of employees to customers to ensure a higher level of service, and offering special services for area businesses and professions such as arranging borrowings from institutional investors and providing conduits to equity markets, venture capital and possibly institutional investors. Although some of these services are offered by the other major banks and savings institutions doing business in the Banks' respective market areas, management believes that all of these services are generally not combined in an effective, personalized package for the benefit of the Banks' target customers, primarily consisting of individual consumers, professionals and small businesses.

         Currently there are six other commercial banks, one savings institution and approximately six credit unions operating in the Greenwood Bank's primary service area, and four other commercial banks, one savings institution and one credit union operating in the Clemson Bank's primary service area.


Employees

         The Company currently has eighteen full-time employees and three part-time employees. The Greenwood Bank currently employs twenty-nine full-time employees and no part-time employees. The Clemson Bank currently employs nine full-time employees and no part-time employees.


Government Supervision and Regulation

General

         The Company and the Banks are subject to an extensive collection of state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of the Company's and the Banks' operations. The Company and the Banks are also affected by government monetary policy and by regulatory measures affecting the banking industry in general. The actions of the Federal Reserve System affect the money supply and, in general, the Banks' lending abilities in increasing or decreasing the cost and availability of funds to the Banks. Additionally, the Federal Reserve System regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in the reserve requirements against bank deposits and limitations on interest rates which banks may pay on time and savings deposits.

         During 1989 and 1991, the United States Congress enacted two major pieces of banking legislation: The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The FIRREA and FDICIA have significantly changed the commercial banking industry through, among other things, revising and limiting the types and amounts of investment authority, significantly increasing minimum regulatory capital requirements, and broadening the scope and power of federal bank and thrift regulators over financial institutions and affiliated persons in order to protect the deposit insurance funds and depositors. These laws, and the resulting implementing regulations, have subjected the Banks and the Company to extensive regulation, supervision and examination by the FDIC. This has resulted in increased deposit insurance premiums and increased administrative, professional and compensation expenses in complying with a substantially increased number of new regulations and policies. The regulatory structure created by these laws gives the regulatory authorities extensive authority in connection with their supervisory and enforcement activities and examination policies.

         The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Banks. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Banks. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company and the Banks.

The Company

         The Company is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956, as amended (the "BHCA"), and the South Carolina Bank Holding Company Act, as amended (the "South Carolina Act"). The Company is registered with both the Federal Reserve System and the State Board. The Company is required to file with both of these agencies annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to the supervision of, and to regular examinations by, these agencies.


         The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before (i) it or any of its subsidiaries (other than a bank) acquires substantially all of the assets of any bank, (ii) it acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank, or (iii) it merges or consolidates with any other bank holding company. Under the South Carolina Act, it is unlawful without the prior approval of the South Carolina Board for any South Carolina bank holding company (i) to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or any other bank holding company, (ii) to acquire all or substantially all of the assets of a bank or any other bank holding company, or (iii) to merge or consolidate with any other bank holding company.

         The BHCA and the Federal Change in Bank Control Act, together with regulations promulgated by the Federal Reserve Board, require that, depending on the particular circumstances, either the Federal Reserve Board's approval must be obtained or notice must be furnished to the Federal Reserve Board and not disapproved prior to any person or company acquiring control of a bank holding company, such as the Company, subject to certain exemptions for certain transactions.

         Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve

Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations and making investments in certain corporations or projects designed primarily to promote community welfare. The Company is also restricted in its activities by the provisions of the Glass-Steagall Act of 1933, which prohibits the Company from owning subsidiaries that are engaged principally in the issue, flotation, underwriting, public sale or distribution of securities. The regulatory requirements to which the Company is subject also set forth various conditions regarding the eligibility and qualifications of its directors and officers.

The Greenwood Bank

         Prior to September 26, 1994, the Greenwood Bank operated as a national banking association incorporated under the laws of the United States. Pursuant to the Certificate of Conversion filed with the South Carolina Secretary of State and a notice forwarded to the Office of the Comptroller of the Currency (the "OCC"), the Greenwood Bank was converted as of September 26, 1994 from a national banking association to a South Carolina chartered banking corporation. The Greenwood Bank remains a member of the Federal Reserve System and the FDIC. The operations of the Greenwood Bank are subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the State Board, the Federal Reserve System and the FDIC. The State Board and the FDIC regulate or monitor all areas of the Greenwood Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices.

         The Federal Reserve System also requires the Greenwood Bank to maintain certain capital ratios (see "Federal Capital Regulations"), and the provisions of the Federal Reserve Act require the Greenwood Bank to observe certain restrictions on any extensions of credit to the Company, or with certain exceptions, other affiliates, on investments in the stock or other securities of other banks, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Greenwood Bank is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, or the providing of any property or service. The regulatory requirements to which the Greenwood Bank are subject also set forth various conditions regarding the eligibility and qualification of its of directors and officers.

The Clemson Bank

         As a South Carolina-chartered banking corporation and a member of the FDIC, the Clemson Bank is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the State Board and the FDIC. The State Board and the FDIC regulate and monitor all areas of the Clemson Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate mergers, sales and similar reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. In addition, the Clemson Bank is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, or the providing of any property or service. The regulatory requirements to which the Clemson Bank is subject also set forth various conditions regarding the eligibility and qualification of its directors and officers.

Dividends

         Although the Company is not presently subject to any direct legal or regulatory restrictions on dividends (other than the South Carolina state business corporation law requirements that dividends may be paid only if such payment would not render the Company insolvent or unable to meet its obligations as they come due), the Company's ability to pay cash dividends will depend entirely upon the amount of dividends paid by each of the Banks and any other subsequently acquired entities. The Banks are subject to regulatory restrictions on the payment of dividends, including the prohibition of payment of dividends from each Bank's capital. All dividends of the Banks must be paid out of the respective undivided profits then on hand, after deducting expenses, including losses and bad debts. In addition, as a member of the Federal Reserve System, the Greenwood Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of such bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend) and the approval of the Federal Reserve Board is required if the total of all dividends declared by the Greenwood Bank in any calendar year exceeds the total of its net profits for that year combined with the Greenwood Bank's retained net profits for the preceding two years, less any required transfers to surplus. The Banks are subject to various other federal and state regulatory restrictions on the payment of dividends, including receipt of the approval of the South Carolina Commissioner of Banking prior to paying dividends to the Company.

FIRREA

         The FIRREA was enacted on August 9, 1989 and has had a significant impact on the operations of all financial institutions, including the Banks. FIRREA, among other things, abolished the Federal Savings and Loan Insurance Corporation and established two new insurance funds under the jurisdiction of the FDIC: the Savings Association Fund and the Bank Insurance Fund (see "FDIC Regulations"). FIRREA also imposed, with certain exceptions, a "cross guaranty" on the part of commonly controlled depository institutions such as the Banks. Under this provision, if one depository institution subsidiary of a multi-bank holding company fails or requires FDIC assistance, the FDIC may assess a commonly controlled depository institution for the estimated losses suffered by the FDIC. Consequently, each of the Banks is subject to assessment by the FDIC related to any loss suffered by the FDIC arising out of the operations of the other Bank. The FDIC's claim is junior to the claims of nonaffiliated depositors, holders of secured liabilities, general creditors and subordinated creditors but is superior to the claims of shareholders.


FDIC Regulations

         The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Deposits in the Banks are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). A separate Bank Insurance Fund (the "BIF") is maintained for commercial banks with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. The Banks pay premiums to the BIF on their deposits. Due to the high rate of bank failures in recent years, the fees that commercial banks pay to the BIF have increased. Beginning in 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions, including the Banks.

Federal Capital Regulations

         In an effort to achieve a measure of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, pursuant to the provisions of the FDICIA, the Federal Reserve Board, the FDIC and other federal banking agencies have adopted risk-based capital adequacy guidelines for banking organizations insured by the FDIC, including each of the Banks. These guidelines redefine traditional capital ratios to take into account assessments of risks related to each balance sheet category, as well as off-balance sheet financing activities. The guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred stockholders' equity, less goodwill and other adjustments. Tier 2 capital consists of mandatory convertible, subordinated and other qualifying term debt, preferred stock not qualifying for Tier 1, and the allowance for credit losses up to 1.25% or risk-weighted assets. Under the guidelines, institutions must maintain a specified minimum ratio of "qualifying" capital to risk-weighted assets. At least 50% of an institution's qualifying capital must be "core" or "Tier 1" capital, and the balance may be "supplementary" or "Tier 2" capital. The guidelines imposed on the Company and the Banks include a minimum leverage ratio standard of capital adequacy. The leverage standard requires top-rated institutions to maintain a minimum Tier 1 capital to assets ratio of 3%, with institutions receiving less than the highest rating required to maintain a minimum ratio of 4% or greater, based upon their particular circumstances and risk profiles. As of December 31, 1995, the guidelines require achievement of a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital risk-weighted assets of 4%.

         Both the Company's and the Banks' leverage and risk-based capital ratios at December 31, 1995 exceeded their respective fully phased-in minimum requirements.

Other Regulations

         Interest and certain other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks' loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Community Reinvestment Act of 1977 requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low- and moderate-income borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the pubic and public officials to determine whether a financial institution is fulfilling its obligations to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Banks also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Interstate Banking

         In 1986, South Carolina adopted legislation which permits banks and bank holding companies in certain southern states to acquire banks in South Carolina to the extent that such other states have reciprocal legislation which is applicable to South Carolina banks and bank holding companies, and to the extent the South Carolina banking organization to be acquired has continually operated as a bank for a period of five years. This legislation resulted in a number of South Carolina banks being acquired by large out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from large corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Company does not generally attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small to medium-sized businesses and on individuals. The Company believes it has competed effectively in this market segment by offering quality, personal service.

         On September 29, 1994, the federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "1994 Act"). The provisions of the 1994 Act became effective on September 29, 1995, at which time eligible bank holding companies in any state were permitted, with Federal Reserve Board approval, to acquire banking organizations in any other state. As such, all existing regional compacts (such as the Southeastern Regional banking compact recognized by the South Carolina Act) and substantially all existing regional limitations on interstate acquisitions of banking organizations have been eliminated, although the provisions of the South Carolina Act limiting acquisition targets to those organizations with five years of continuous operations in South Carolina will continue to be given effect.

         The 1994 Act also removed substantially all of the existing prohibitions on interstate branching by national banks. On and after June 1, 1997, a national bank operating in any state may establish one or more branches within any other state without, as currently required, the establishment of a separate banking structure within the other state. Interstate branching is allowed earlier than the automatic phase-in date of June 1, 1997 as long as the legislatures of both states involved have adopted statutes expressly permitting such branching to take place at an earlier date. The 1994 Act allows state legislatures to opt-out of these interstate branching provisions prior to the June 1, 1997 phase-in date. If a state opts-out of interstate branching, national banks operating outside of such state will be prohibited from establishing a separate bank structure in such state, and national banks operating inside such state likewise will be prohibited from establishing branches outside of such state. States that do not opt-out will retain the right to require out-of state bank holding companies and national banks to comply with certain permitted state rules governing entry. Although the 1994 Act has the potential to increase the number of competitors in the marketplace of each of the Banks, the Company cannot predict the actual impact of such legislation on the competitive position of either of the Banks.

         As of the date of this report, legislation responding to the opt-out provision of the 1994 Act or addressing the ability of state banks to engage in interstate branching has not been adopted by the South Carolina legislature.

Item 2.  Properties.

         The Company and the Greenwood Bank own approximately two acres of land comprised of several parcels in Greenwood, South Carolina. The Company's executive offices are located in the Greenwood Bank's 8,200 square foot headquarters building at 109 Montague Street on land owned by the Greenwood Bank. The Greenwood Bank also operates a branch location of approximately 2,000 square feet on Greenwood's Highway 72 by-pass. The land and building housing this branch are owned by the Company and are leased to the Greenwood Bank. The Company leases approximately two-thirds of an acre of land in Ninety Six, South Carolina from John S. Drummond, a director of the Company and the Greenwood Bank, and owns a 715 square foot building located on such leased land. The Company has subleased the building and land in Ninety Six to the Greenwood Bank for its branch location in that community. The Clemson Bank operates out of a 1,000 square foot building located on approximately one and a half acres of land at 528 Old Greenville Highway in Clemson, South Carolina. The building is leased by the Clemson Bank from an unaffiliated third-party. The land on which the building is located is owned by the Company and is leased by it to the Clemson Bank.

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market  for  Registrant's  Common  Equity and  Related  Shareholder
         Matters.

         There is presently no established public trading market for shares of the Common Stock and trading activity in such shares has been limited. Price information for the Common Stock is available from Edgar M. Norris Co., Inc., Interstate/Johnson Lane Corporation and J.C. Bradford & Co. with respect to stock trades executed by such companies. There is no available composite index of trading and pricing of the Common Stock. Occasionally, trading transactions have been effected through the efforts of officers of the Company in matching interested purchasers with shareholders who have expressed an interest in selling their shares. Substantially all private trading has occurred without any participation of officers of the Company other than to record the transfer in the Company's shareholder records. Accordingly, management is not aware of the prices at which all shares of Common Stock have traded. The range of share prices in the limited number of arm's length Common Stock transactions known to management are $8.50 to $9.00 in 1991, $7.50 to $10.00 in 1992, $8.00 to $10.00
in 1993,  $10.25  to  $10.50  in 1994  and  $10.50  to  $13.00  in  1995.  These
transactions may not, however, be representative of all transactions in the Common Stock and are not necessarily indicative of the price at which shares of Common Stock could be bought or sold. Five percent Common Stock dividends were paid by the Company to shareholders of record in September 1993, April 1994 and April 1995. If an active trading market had existed for the Common Stock, such stock dividends could have been expected to generate a proportionate decrease in the market price of the Common Stock. In the absence of an active or otherwise established trading market for the Common Stock, the actual effect, if any, of these stock dividends on share prices is not determinable. As of December 31, 1995 there were approximately 1,153,060 shares of Common Stock outstanding held by approximately 1,339 shareholders of record.

         The Company has not declared or distributed any cash dividends to its shareholders since its organization in 1988, and it is not likely that any cash dividends will be declared in the foreseeable future. If declared, it is not known what the amount of such dividends would be or whether such dividends would continue for future periods. The Board of Directors of the Company intends to follow a policy of retaining any earnings to provide funds to operate and expand the businesses of the Company and the Banks for the foreseeable future. The future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash need, and general business conditions. The Company's ability to distribute cash dividends will depend entirely upon the Banks' abilities to distribute dividends to the Company. As state-chartered banks, the Banks are subject to legal limitations on the amount of dividends each is permitted to pay. In particular, the Banks must receive the approval of the South Carolina Commissioner of Banking prior to paying dividends to the Company. Furthermore, neither of the Banks nor the Company may declare or pay a cash dividend on any of their capital stock if they are insolvent or if the payment of the dividend would render them insolvent or unable to pay their obligations as they become due in the ordinary course of business. See "Item 1. Business. -- Government Supervision and Regulation -- Dividends."


Item 6.   Selected Financial Data.

      The following table sets forth certain selected financial data concerning the Company. The selected financial data has been derived from the audited consolidated financial statements of the Company which, have been audited by Tourville, Simpson & Henderson, independent accountants. This information should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                             1995      1994             1993          1992         1991
                                                             ----     -------         --------      --------     ------

Income Statement Data:                                           (Dollars in thousands, except for share amounts)
Interest income........................................  $      6,147 $     4,340     $  3,794      $  3,315     $  3,159
Interest expense.......................................         2,948       1,693        1,600         1,642        1,930
Net interest income....................................         3,199       2,647        2,194         1,673        1,229
Provision for loan losses..............................           122          14           80           227          173
Net interest income after provision for loan losses....         3,087       2,633        2,114         1,446        1,056
Other income...........................................           777         514          776           631          447
Other expense..........................................         3,069       2,261        2,121         1,787        1,462
Income tax expense.....................................           261         301          255           102            7
Income (loss) before extraordinary credit and
   accounting change...................................           534         585          513           187           34
Extraordinary credit...................................           -0-         -0-          -0-           102            7
Accounting change......................................           -0-         -0-           47           -0-          -0-
Net income (loss)......................................           534         585          560           289           41
Weighted average common shares outstanding (2).........     1,019,176     729,997      676,322       675,984      675,984
Net income (loss) per share (2)........................  $        .58 $       .88 $        .83  $        .43 $        .06
Balance Sheet Data:
Assets.................................................  $     96,100 $    65,071    $  58,970     $  49,281    $  39,302
Net loans..............................................        62,532      49,985       44,067        33,993       28,080
Securities held for sale...............................        22,446       5,932        7,949         7,466        5,174
Investment securities..................................           -0-       1,684          -0-           -0-          -0-
Deposits:
   Interest bearing....................................        63,691      42,178       41,017        36,350       31,223
   Non-interest bearing................................         9,447       6,968        4,974         4,620        3,022
Stockholders equity (1)................................        12,932       6,079        5,419         4,844        4,554

- ---------------------
(1) Cash dividends have not been paid or declared since inception of the Company in 1988.
(2)    Restated for the effects of 5% Stock dividends in 1995, 1994 and 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of the Company and the Banks. This commentary should be read in conjunction with the consolidated financial statements of the Company and the related notes and the other statistical information set forth elsewhere in this Report on Form 10-K.

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

For the year ended December 31,1995, net income was $533,868 or $.58 per share, a decrease of $50,988 or $.26 per share when compared to 1994 net income. The organization of the Clemson Bank was the main contributing factor for the decrease in net income as the Company incurred one-time charges and increased overhead which negatively impacted 1995 earnings. Non-interest expenses were $3,069,283 in 1995 compared to $2,260,748 in 1994, an increase of $808,535 or
35.8%. The negative effects of the increase in other expenses were partially offset by the $552,142, or 20.9%, increase in net interest income over the 1994 amount of $2,646,587. Volume increases in all major categories of interest-earning assets and interest-bearing liabilities were the main factors contributing to the improvement in net interest income.

1994 COMPARED TO 1993

Net income for the year ended December 31, 1994 was $584,856, or $.84 per share, compared to $560,322, or $.79 per share, for the year ended December 31, 1993. Among the more significant factors contributing to the improvement was an increase in net interest income of $452,617, or 20.6%, mitigated in part by a decrease in other operating income of $262,491, or 33.9%. Also, in 1993 the Company recorded a benefit of $46,730 from a change in the method of accounting for income taxes which did not recur in 1994.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

The following table presents the percentage relationships of significant components of the Company's average balance sheets for the last two fiscal years.

Balance Sheet Categories as a Percent of Average Total Assets

                                                          December 31,
                                                       1995          1994
                                                      --------     -------

Assets:
Interest earning assets
  Federal funds sold                                     2.27%      1.78%
  Deposits with other banks                                          .27
  Investment securities, net                            18.42      12.88
  Loans                                                 70.26      76.42
                                                       ------     ------
    Total interest earning assets                       90.95      91.35
                                                       ------     ------

Cash and due from banks                                  3.52       3.31
Allowance for loan losses                                (.77)      (.94)
Premises and equipment                                   2.92       2.90
Other assets                                             3.38       3.38
                                                       ------     ------
   Total assets                                        100.00%    100.00%
                                                       ======     ======

Liabilities and stockholders' equity:
Interest bearing transaction accounts                    7.84%      9.24%
Savings accounts                                        18.76      19.48
Certificates of deposit                                 38.38      38.80
Federal funds purchased and repurchase agreements        3.06       1.13
Notes payable                                             .11
Federal Home Loan Bank advances                          8.50      10.74
                                                       ------     ------
   Total interest bearing liabilities                   76.65      79.39
                                                       ------     ------

Non-interest bearing deposits                           10.54      10.28
Accrued interest and other liabilities                    .82        .87
                                                       ------     ------
   Total liabilities                                    88.01      90.54
                                                       ------     ------

Stockholders' equity                                    11.99       9.46
                                                       ------     ------

   Total liabilities and stockholders' equity          100.00%    100.00%
                                                       ======     ======

NET INTEREST INCOME

Earnings are dependent, to a large degree, on net interest income. It represents the difference between gross interest earned on earning assets, primarily loans and investment securities, and interest incurred on deposits and borrowed funds. Net interest income is affected by the interest rates earned or paid and by volume changes in loans, investment securities, deposits and borrowed funds.

Net interest income for the year ended December 31, 1995 was $3,198,729 compared to $2,646,587 in 1994, an increase of $552,142 or 20.9%. The interest rate spread decreased to 3.72% in 1995 from 4.32% in 1994, and the net yield on earning assets, commonly referred to as net interest margin, fell to 4.49% in 1995 compared to 4.78% in 1994. These key ratios were significantly affected by strategies to improve liquidity and reduce the loans-to-funds and loans-to-assets ratios recommended by the Board of Directors and to attract customers dissatisfied with recent mergers and acquisitions of larger state and regional banks which moved corporate headquarters and operations out of South Carolina. This was accomplished by management's implementation of a competitive pricing program on certificates of deposit and other interest bearing deposit accounts.

The higher volume of earning assets, particularly real estate loans and investment securities, contributed significantly to the improvements in net interest income. Average interest earning assets in 1995 were approximately $71,214,000, an increase of 28.7% over 1994. The increase in earning assets, coupled with a 79 basis point increase in the yield on earning assets due to a higher overall interest rate environment, resulted in a $1,807,345 improvement in gross interest income. The cost of interest bearing liabilities increased from 3.52% in 1994 to 4.91% in 1995, a 139 basis point increase. The increase in interest expense from $1,693,049 in 1994 to $2,948,252 in 1995, represented a 74% increase. Other factors contributing to growth in interest earning assets, interest bearing liabilities, and net interest income were the opening of a new branch in February 1995, the opening of the Clemson Bank in June 1995, and trust activities which began in January 1995.

For the year ended December 31, 1994, net interest income was $2,646,587, an increase of $452,617, or 20.6%, over the amount recorded in 1993. Interest earned on real estate loans increased $567,865, or 29.3%, during 1994 and was a result of both higher interest rates earned and a higher volume of real estate loans in the portfolio. Although interest rates increased during 1994, increases in the prime lending rate had not, at December 31, 1994, translated into proportionate market pressure to increase interest rates paid on deposit accounts. As a result, for the year ended December 31, 1994, the Company benefitted from an 8 basis point overall reduction in the cost of funds from that paid in 1993. When compared to the year ended December 31, 1993, net interest spread increased 33 basis points to 4.32% and net yield on earning assets increased 61 basis points to 4.78% during the year ended December 31, 1994.

                 COMPARATIVE AVERAGE BALANCES, YIELDS AND RATES

The following tables, "Comparative Average Balances, Yields and Rate" and "Rate/Volume Analysis", provide information on specific factors affecting the Company's net interest income.

                                                          1995                                    1994
                                             ----------------------------------- -----------------------------------
                                               Average               Yield/          Average                Yield/
(Dollars in thousands)                         Balance   Interest     Rate           Balance      Interest   Rate
                                               -------   --------    ------          -------      --------  -----
Assets:
Federal funds sold                             $  1,777    $  107    6.02%        $    1,077    $     42    3.90%
Deposits with other banks                                                                161           6    3.73%
Investment securities, net                       14,419       895    6.21%             7,801         382    4.90%
Loans(1)                                         55,018     5,146    9.35%            46,305       3,910    8.44%
                                                 ------     -----                     ------       -----
   Total interest earning assets                 71,214    6,148     8.63%            55,344       4,340    7.84%
                                                 ------    -----                      ------       -----

Cash and due from banks                           2,758                                2,006
Allowance for loan losses                          (601)                                (569)
Premises and equipment                            2,288                                1,760
Other assets                                      2,646                                2,053
                                                  -----                                -----

   Total assets                                $ 78,305                           $   60,594
                                                 ======                               ======

Liabilities and Stockholders' Equity:
Transaction accounts                           $  6,136       113    1.84%        $    5,597         103    1.84%
Savings accounts                                 14,693       590    4.02%            11,805         324    2.74%
Certificates of deposit                          30,053     1,719    5.72%            23,518         937    3.98%
Federal funds purchased and repos                 2,393       137    5.73%               683          31    4.54%
Notes payable                                        86         8    9.30%
FHLB advances                                     6,655       381    5.73%             6,501         298    4.58%
                                                  -----       ---                      -----         ---
   Total interest bearing liabilities            60,016     2,948    4.91%            48,104       1,693    3.52%
                                                 ------     -----                      -----       -----

Non-interest bearing accounts                     8,258                                6,228
Accrued interest and other liabilities              643                                  530
Stockholders' equity                              9,388                                5,732
                                                  -----                                -----
   Total liabilities and
     stockholders' equity                      $ 78,305                           $   60,594
                                                 ======                               ======

Net interest income                                        $3,200                               $  2,647
                                                            =====                                  =====
      Interest rate spread                                           3.72%                                  4.32%
                                                                     ====                                   ====

Net interest margin                                                  4.49%                                  4.78%
                                                                     ====                                   ====

(1) The effects of loans in non-accrual status and fees collected are not significant to the computations.

RATE/VOLUME ANALYSIS

The following table describes the extent to which changes in interest rates and changes in the volume of earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided on changes in each category attributable to
(a) change due to volume (change in volume multiplied by prior period rate), (b) change due to rates (change in rates multiplied by prior period volume) and (c) change in rate and volume (change in rate multiplied by the change in volume).

                              1995 compared to 1994
                          Due to increase (decrease) in

(Dollars in thousands)                           Volume               Rate          Volume/Rate          Total

Interest income:
  Loans                                       $     736           $     421         $      79        $     1,236
  Deposits in other banks                             -                   -                (6)                (6)
  Investment securities, net                        324                 102                87                513
  Federal funds sold                                 27                  23                15                 65
                                                     --                  --                --                 --

    Total interest income                     $   1,087           $     546         $     175        $     1,808
                                                  =====                 ===               ===              =====

Interest expense:
  Interest bearing deposits                   $     332           $     585         $     141        $     1,058
  Federal funds purchased and
   repurchase agreements                             78                   8                20                106
  Notes payable                                                                             8                  8
  FHLB advances                                       7                  74                 2                 83
                                                      -                  --                 -                 --

    Total interest expense                    $     417           $     667         $     171        $     1,255
                                                    ===                 ===              ====              =====

Net interest income                           $     670          $     (121)        $       4        $       553
                                                    ===                ====                 =                ===


                              1994 compared to 1993
                          Due to increase (decrease) in


(Dollars in thousands)                           Volume                 Rate        Volume/Rate           Total
Interest income:
  Loans                                       $     560         $      12        $    6                $   578
  Deposits in other banks                           (13)               (2)            1                    (14)
  Investment securities, net                        (19)               10                                   (9)
  Federal funds sold                                (19)               15            (5)                    (9)
                                                    ---                --            ---                    --

    Total interest income                     $     509         $      35        $    2                $   546
                                                    ===                ==             =                    ===

Interest expense:
  Interest bearing deposits                   $      57         $     (78)      $    (4)              $    (25)
  Federal funds purchased and
    repurchase agreements                             6                 8             3                     17
  FHLB advances                                      76                19             6                    101
                                                     --                --             -                    ---

    Total interest expense                    $     139         $     (51)      $     5                $    93
                                                    ===               ===             =                     ==

Net interest income                           $     370         $      86        $   (3)              $    453
                                                    ===                ==            ==                    ===


RATE SENSITIVITY

Interest rates paid on deposits and borrowed funds and interest rates earned on loans and investments have generally followed the fluctuations in market rates in 1995 and 1994. However, fluctuations in market interest rates do not necessarily have a significant impact on net interest income, depending on the Company's sensitivity position. A rate sensitive asset or liability is one that can be repriced either up or down in interest rate within a certain time interval. When a proper balance exists between rate sensitive assets and rate sensitive liabilities, market interest rate fluctuations should not have a significant impact on liquidity and earnings. The larger the imbalance, the greater the interest rate risk assumed and the greater the positive or negative impact of interest rate fluctuations on liquidity and earnings.

Interest rate sensitivity management is concerned with the management of both the timing and the magnitude of repricing characteristics of interest earning assets and interest bearing liabilities and is an important part of asset/liability management. The objectives of interest rate sensitivity management are to ensure the adequacy of net interest income and to control the risks to net interest income associated with movements in interest rates. The following table, "Interest Rate Sensitivity Analysis," indicates that, on a cumulative basis through twelve months, rate sensitive liabilities exceeded rate sensitive assets, resulting in a liability sensitive position at the end of 1995 of $19,226,000. For comparison purposes, at the end of 1994, the cumulative negative gap was $21,584,000. For a bank with a liability sensitive position, or negative gap, falling interest rates would generally be expected to have a positive effect on net interest income and rising interest rates would generally be expected to have the opposite effect.

The Company's management is responsible for asset/liability management. This responsibility includes establishing various interest rate risk measures, setting strategies to control interest rate risk, implementing tactics to achieve objectives and assuring adequate and stable earnings. During 1995, the Company directed its attention to improving liquidity and reducing the loan-to-funds and loans-to-assets ratios without sacrificing earnings. This was accomplished by competitively pricing deposit accounts while continuing its lending emphasis toward variable and callable fixed rate terms, limiting the amount of long-term fixed rate loans, and investing in quality debt securities, particularly securities of U.S. government agencies and corporations. While this strategy had the effect of decreasing the interest rate spread and net interest margin, it also increased net interest income and improved the interest sensitivity gap and gap ratio by shortening the repricing frequency of the Company's assets. Other factors contributing to improvements in the ratios used to measure rate sensitivity were the $2,479,095, or 35.6%, increase in non-interest bearing demand deposits which were available to invest in interest earning assets, and the overall increase in the interest rate environment, which encouraged customers to open certificates of deposit maturing in more than one year.

In 1996, management expects interest rates to remain moderately stable, with only minor adjustments in the prime rate throughout the year. In a stable interest rate environment, management expects to continue to emphasize variable rate lending and renew borrowings from the FHLB as a method of managing the negative gap position. Management also expects to actively attempt to decrease the sensitivity position of its liabilities by lengthening their repricing and/or maturity schedules. Management believes the likelihood of substantial interest rate increases or decreases in the immediate future is not great.

The following table presents the Company's rate sensitivity at each of the time intervals indicated as of December 31, 1995. The table may not be indicative of the Company's rate sensitivity position at other points in time.

Interest Rate Sensitivity Analysis


                                             Less than      4-6          7-12          1-5       Over 5
                                             3 months       months     months        years       years    Total
Interest earning assets:
  Federal funds sold                         $   2,330      $          $           $           $          $2,330
  Securities held-to-maturity
  Securities available-for-sale                    306       1,091       3,273       8,279      9,497     22,446
  Loans                                         31,312       4,896       5,992      20,327        677     63,204
                                                ------       -----       -----      ------        ---     ------
  Total                                         33,948       5,987       9,265      28,606     10,174     87,980
                                                ======       =====       =====      ======     ======     ======
Interest bearing liabilities:
  Demand deposit accounts                        8,028                                                     8,028
  Savings accounts                              17,419                                                    17,419
  Certificates of deposit                       14,390      11,912       8,589       3,336         16     38,243
  Federal funds purchased                        3,034                                                     3,034
  FHLB advances                                  4,351         234         469       1,190                 6,244
                                                 -----         ---         ---       -----         ==      -----
  Total                                         47,222      12,146       9,058       4,526         16     72,968
                                                ======      ======       =====       =====         ==     ======

Interest sensitivity gap                       (13,274)     (6,159)        207
Cumulative interest sensitivity gap            (13,274)    (19,433)    (19,226)
Gap ratio                                          .72         .49        1.02
Cumulative gap ratio                               .72         .67         .72


The above table reflects the balances of interest earning assets and interest bearing liabilities at the earlier of their repricing or maturity dates. Scheduled payment amounts of amortizing fixed rate loans are reflected at each scheduled payment date. Variable rate amortizing loans reflect scheduled repayments at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Debt securities are reflected at each instrument's ultimate maturity date except for the mortgage-backed security which will be repriced in October 1996. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Interest bearing liabilities with no contractual maturity, such as savings deposits and interest bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give the Company the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date. Variable rate time deposits are reflected at the earlier of their next repricing or maturity date.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents charges to earnings based upon management's evaluation of specific loans and general economic conditions and trends in the marketplace. The 1995 and 1994 provisions for loan losses and their related effect of increasing the allowance for loan losses is related to the improved quality of the loan portfolio, favorable net chargeoff experience and a favorable trend in customer delinquency and default. Please refer to the section "Loan Portfolio" for a discussion of management's evaluation of the adequacy of the allowances for loan losses. In 1995 and 1994, the provisions for loan losses were $112,000 and $14,000, respectively.

Management is of the opinion that the banking industry and its regulators may have, in some cases, overreacted to the crisis in the thrift industry through establishing industry-wide norms for the allowance for loan losses at unnecessarily high levels. Management has concluded that the quality of its loan underwriting process, its loan monitoring and administration mechanisms, and the Bank's historical chargeoff experience warrant reducing the level of its allowance for loan losses as a percentage of loans outstanding. Management will maintain the target percentage between 1.05% and 1.15%, adjusted for changes in the economy, loan mix, and other relevant factors. The allowance for loan losses as a percentage of outstanding loans was 1.06% as of December 31, 1995 compared to 1.16% as of December 31, 1994.

OTHER INCOME

For the year ended December 31, 1995, other income was $777,242 compared to $513,592 for the year ended December 31, 1994. The $263,650, or 51.3%, increase was significantly affected by the $87,550 increase in service charges on deposit accounts resulting from deposit growth from the new branch, the opening of the Clemson Bank, and pricing strategies discussed earlier. The amount of loss recognized from the sale of securities available-for-sale was $21,527 in 1995 compared to $78,723 in 1994, resulting in a $57,196 increase in income before taxes. The Company has an investment holding strategy whereby securities are sold when approximately one year remains until maturity. During periods of rising interest rates, this investment strategy results in losses on the sales of securities. However, this negative impact is mitigated, to some extent, by the reinvestment of sales proceeds in investments with higher interest rates. The Greenwood Bank also established a discount brokerage department in 1995 which generated $49,286 in investment fees income. Other categories of noninterest income were positively affected by Company growth.

For the year ended December 31, 1994, other income was $513,592, a decrease of $262,491, or 33.9%, from $776,083 recognized during the previous year. This decrease is primarily attributable to a decrease of $222,605 in the amount of fees earned on the sale of residential mortgage loans. During 1993, the Company's marketplace experienced an extraordinary amount of mortgage refinancings, based primarily on record low residential lending rates. In early 1994, rates began to rise and continued to do so through the third quarter of 1994. By the end of 1994, refinancing activity had substantially ceased. Also contributing significantly to the decrease in other operating income were losses on the sales of investment securities available-for-sale. In 1994, the Company realized losses aggregating $78,723, whereas in 1993 the Company realized net gains of $22,327. Service charges on deposit accounts increased during 1994 by $34,329 over 1993. This increase is due primarily due to volume increases in the deposit accounts.

OTHER EXPENSES

In 1995, non-interest expense increased 35.8% to $3,069,283 from $2,260,748 in 1994. The main component of noninterest expense is salaries and employee benefits which increased $303,667, or 27.4%, when compared to the 1994 amount of $1,107,692. The $170,987 cost of salaries for the Clemson Bank, the addition of employees to manage the trust department and discount brokerage department, and cost of living salary increases contributed to the increase in salaries and employee benefits. Net occupancy expense was $422,032 and $237,251 for the years ended December 31, 1995 and 1994, respectively. The $184,781, or 77.9%, increase was primarily due to an increase in depreciation expense resulting from additions to premises and equipment totaling $996,716 in preparation for opening the new branch in Ninety Six, South Carolina and the Clemson Bank. Categories of other operating expenses which significantly contributed to the increase in non-interest expense were as follows: banking and ATM supplies, $90,389 increase; computer supplies, $73,346 increase; and postage and freight, $39,449 increase. The increase in professional fees and other nonrecurring fees from the organization of the Clemson Bank and increases due to Company growth also contributed to the increase in other operating expenses.

The industry wide reduction in the rate charged for federal deposit insurance had a $49,590 positive impact on other operating expenses. Management does not expect the assessment for 1996 to exceed $5,000.

For the year ended December 31, 1994, other expense increased $139,445, or 6.6%, to $2,260,748, when compared to $2,121,303 for the year ended December 31, 1993. Salaries and benefits increased $206,604, or 22.9%, when compared to the 1993 amount of $901,088. During 1994, the Bank hired an entry level management employee in a loan administration capacity. Also, four persons who operate the new branch in Ninety Six, South Carolina were added. In 1994, bonuses to employees and the management group were earned based on the achievement of certain performance criteria of the banking subsidiary. This plan was in effect in 1993 only during the fourth quarter. Net occupancy expense decreased modestly in 1994 to $237,251 and was a result of fully depreciating certain premises and equipment purchased during 1989, the Bank's first year of operations. In recognition of the decrease in mortgage loan origination fees, discussed in the previous section "Other Income", certain employees assigned to the mortgage loan department were either assigned additional duties in other areas or left the employ of the Company. As a result, the expenses of the mortgage loan department decreased $55,837, or 58.1%, from the prior year amount.

INCOME TAXES

The Company's income tax expense attributable to operations for 1995 was $260,820, a decrease of $39,755 from 1994 expense of $300,575.

The Company files a consolidated federal income tax return. Accordingly, the Company was able to benefit from the $222,336 pretax loss recorded by the Clemson Bank in 1995. Income tax expense (benefit) is allocated to the subsidiaries based on their pro-rata share of the total income tax expense (benefit). In 1994, the Company's income tax expense was $300,575, an increase of $45,262, or 17.7%, over the 1993 provision. Changes in the income tax expense results primarily from changes in the income before taxes. The Company's effective tax rates for the years ended December 31, 1995, 1994 and 1993 were 32.8% , 33.9% and 33.2%, respectively.

Effective January 1, 1993, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes"(FASB
109). In adopting the new standard, the Company recorded a benefit of $46,730. At the date of adoption and at December 31, 1995, 1994 and 1993, management considered whether a valuation allowance was necessary. Since the total tax payments made during the carryback period and management's budgeted expectations of continued profitable operations in the future years substantially exceeded the net deferred tax asset, management concluded that it was more likely than not the entire deferred tax asset would be realized and a valuation allowance was not required. Accordingly, at the date of adoption and December 31, 1995, 1994 and 1993, the valuation allowance account is reported as $0.

LIQUIDITY

Liquidity is the ability of the Company to meet its cash obligations through asset maturities or acquisition of liabilities. The Company manages liquidity at the banking subsidiary level. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be converted into cash at minimal cost, such as amounts due from banks and federal funds sold. Some liquidity is provided from securities available for sale, particularly those maturing within two years. In addition, liquidity is provided from maturing loans. However, the most manageable source of liquidity is liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Company's market areas. Core deposits, which include all deposits except certificates of deposit in excess of $100,000, are a relatively stable source of liquidity. Certificates of deposit in excess of $100,000 are a less stable source of liquidity because they are more sensitive to interest rate changes than other deposit accounts. Management has available to it additional sources of liquidity which include federal funds purchased from correspondent banks and further advances from the Federal Home Loan Bank. In order to maximize earnings, the Company has historically managed liquidity at the lower range of its peers, and maintains credit agreements with other financial institutions to meet short-term liquidity requirements. However during 1995, the Company implemented strategies to strengthen liquidity by decreasing the loan-to-funds and loan-to-assets ratios and by expanding the Company's portfolio of securities available-for-sale, which is a more liquid investment option than loans. Unused line of credit agreements totaled $9,250,000 at December 31, 1995. Significant liquidity is also available from the Federal Home Loan Bank under agreements in place with the agency. At December 31, 1995, management believes the Company's liquidity sources adequately meet its operational needs.

The banking subsidiaries are required by regulation to maintain an average cash reserve balance computed as a percentage of deposits. The requirement is met by vault and teller cash, and amounts due from the Federal Reserve Bank which are reported as cash equivalents on the Company's balance sheet.

As a bank holding company, the Company's ability to pay cash dividends and meet its cash obligations is primarily dependent upon the earnings of the banking subsidiaries. Banking subsidiary dividends are subject to the prior approval of the South Carolina Commissioner of Banking and are paid from undivided profits. At December 31, 1995, the Company does not plan to pay cash dividends for the foreseeable future. The Company has paid stock dividends in the past and may do so in the future.

CAPITAL RESOURCES

The Company uses several ratios as indicators of capital strength. The most commonly used measure is average common equity to average assets which was 11.99% for 1995 compared to 9.49% for 1994. The change from 1994 resulted from equity growth from the $6,009,860 net proceeds from the stock offering, stock sales to the employee stock ownership plan and 1995 net income outpacing the growth in assets.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier I capital of the Company consists of common stockholders' equity, excluding the unrealized gain (loss) on securities available-for-sale, minus certain intangible assets. Tier II capital consists of general reserve for loan losses subject to certain limitations. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier I and Tier II capital. The regulatory minimum requirements are 4% for Tier I and 8% for total risk-based capital.

The holding company and banking subsidiaries are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum.

At December 31, 1995, the Company's and banking subsidiaries risk-based capital and regulatory minimums are as follows:


                                                            Tier I          Total Capital     Leverage

Community Capital Corporation                               14.79%              15.57%          14.09%
Greenwood Bank & Trust                                      10.56%              11.60%           8.13%
Clemson Bank & Trust                                        51.69%              52.54%          33.88%
Minimum Requirement                                          4.00%               8.00%           3.00%

Management anticipates relocating the Company's operations and bookkeeping departments from its banking centers during 1996. In anticipation of this, the Company purchased a commercial lot and building on January 29, 1996 from an unrelated party for approximately $450,000. Management expects an additional $70,000 to $90,000 of costs to be incurred for renovations.

Management also plans to begin construction on a permanent facility for the Clemson Bank during 1996. The costs of all premises and equipment are expected to approximate $1,300,000, not to exceed $1,500,000. As of December 31, 1995, the Company was not committed to any party for expenditures relating to the construction of the new Bank.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the assets and the liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

While the effect of inflation on a bank is normally not as significant as its influence on those businesses that have large investments in plant and inventories, it does have an effect. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same. While interest rates have traditionally moved with inflation, the effect on income is diminished because both interest earned on assets and interest paid on liabilities vary directly with each other. Also, general increases in the price of goods and services will result in increased operating expenses.

PORTFOLIO OF INVESTMENT SECURITIES

The following tables summarize the carrying values of securities classified as available-for-sale and held-to-maturity by the Company as of the indicated dates, and the maturities and weighted average yields at December 31, 1995. Yields on tax-exempt securities are shown at their nominal rates and have not been tax-effected.

Investment Securities Portfolio Composition

                                                               Available-for-Sale                Held-to-Maturity
                                                        -------------------------------------    ----------------
                                                              1995             1994                     1994
                                                        ---------------   ---------------          ------------

U.S. Treasury Securities                                $    5,951,516   $     4,888,384     $
Securities of other U.S. Government
  agencies and corporations                                 11,546,355         1,044,029
Obligations of state and political subdivisions              4,550,252                                1,628,334
Mortgage-backed securities                                     397,802         _________              _________
                                                               -------

                                                        $   22,445,925   $     5,932,413     $        1,628,334
                                                            ==========         =========              =========

Maturities of Securities and Average Yields

                                                           Carrying
U.S. Treasury and U.S. Government Agencies                  Amount              Yield
                                                         -------------      -------------
Due in one year or less                                 $    3,875,641             6.37%
Due after one year but within five years                     6,643,779             6.50%
Due after five years but within ten years                    6,978,451             7.19%
                                                             ---------
  Total                                                     17,497,871             6.75%
                                                            ----------

Obligations of States and Local Governments
Due in one year or less                                        396,268             5.48%
Due after one year but within five years                     1,635,533             6.21%
Due after five years but within ten years                      321,645             4.92%
Due after ten years                                          2,196,806             5.84%
                                                             ---------
  Total                                                      4,550,252             5.87%
                                                             ---------

Total Securities
Due in one year or less                                      4,271,909             6.29%
Due after one year but within five years                     8,279,312             6.44%
Due after five years but within ten years                    7,300,096             7.09%
Due after ten years                                          2,196,806             5.84%
Mortgage-backed securities                                     397,802             6.88%
                                                               -------
  Total securities                                      $   22,445,925             6.70%
                                                            ==========


LOAN PORTFOLIO

Credit Risk Management

Credit risk entails both general risk, which is inherent in the process of lending, and risk that is specific to individual borrowers. The management of credit risk involves both the process of loan underwriting and loan administration. The Company manages credit risk through a strategy of making loans within the Company's primary marketplace and within the Company's limits of expertise. Although management seeks to avoid concentrations of credit by loan type or industry through diversification, a substantial portion of the borrowers' ability to honor the terms of their loans is dependent on the business and economic conditions in Greenwood and Pickens Counties and the surrounding areas comprising the Company's marketplace. Additionally, since real estate is considered by the Company as the most desirable nonmonetary collateral, a significant portion of the banking subsidiaries loans are collateralized by real estate. Even though a substantial portion of the Company's loans are collateralized by real estate, the cash flow of the borrower or the business enterprise is generally considered as the primary source of repayment. Generally, the value of real estate is not considered by the Company as the primary source of repayment for performing loans. The Company also seeks to limit total exposure to individual and affiliated borrowers. The Company manages risk specific to individual borrowers through the loan underwriting process and through an ongoing analysis of the borrower's ability to service the debt as well as the value of the pledged collateral.

The Company's loan officers and loan administration staff are charged with monitoring the Company's loan portfolio and identifying changes in the economy or in a borrower's circumstances which may affect the ability to repay the debt or the value of the pledged collateral. In order to assess and monitor the degree of risk in the Company's loan portfolio, several credit risk identification and monitoring processes are utilized. The Company assesses credit risk initially through the assignment of a risk grade to each loan based upon an assessment of the borrower's financial capacity to service the debt and the presence and value of any collateral. Credit grading is subject to adjustment during the life of the loan. The Company's Compliance Officer and an external reviewer both perform periodic independent reviews of the loan portfolio. Finally, the senior loan administration official administers an internal review mechanism in which adversely graded loans are monitored more closely and become the basis for analysis of the adequacy of the loan loss reserve.

Lending Activities

The Banks extend credit primarily to consumers and small businesses in Greenwood and Clemson and, to a limited extent, customers in contiguous counties.

The Company's service area is mixed in nature. The home office and branch offices of the Greenwood Bank are located in Greenwood County, South Carolina. The economy of Greenwood is a regional business center whose economy contains elements of medium and light manufacturing, higher education, regional healthcare, and distribution facilities. The Clemson Bank office is a temporary facility located in Clemson, South Carolina. Due to its proximity to a major interstate and Clemson University, a state-supported university, management
expects  the  area  to  remain  stable  with  continued   growth.   Outside  the
incorporated city limits of Greenwood and Clemson, the economy includes manufacturing, agriculture, timber, and recreational activities. No particular category or segment of the economies previously described are expected to grow or contract disproportionately in 1996.

Loan Portfolio Description

The Company believes the loan portfolio is adequately diversified. There are no foreign loans and agricultural lending is limited. Real estate loans are primarily construction loans and loans secured by real estate. Commercial loans are spread across a variety of industries with no significant concentrations existing by industry or customer type. As of December 31, 1995, the ten largest loans, including lines of credit, totaled $5,263,687, or 8.3% of outstanding loans.

In January 1995, the Company changed its target ratio of loans to funds from 85% to 80% and of loans to assets from 75% to 70%. Although loan growth remains strong as evidenced by an increase in the loan portfolio for 1995 and 1994 of $12,638,706 and $5,930,943, respectively, the deposit base has outpaced the growth in loans. At December 31, 1995 and 1994, the loan-to-borrowed funds ratio was 76.7% and 86.5%, respectively, and the loan-to-assets ratio was 65.8% and 77.7%, respectively. The loan to total borrowed money ratio is used to monitor the financial institution's potential profitability and efficiency of asset distribution and utilization. Generally, a higher loan to borrowings ratio is indicative of higher interest income since loans yield a higher return than alternative investment vehicles.

In 1995 and 1994, the Banks earned fees from the origination of residential mortgages sold on the secondary market totaling $114,596 and $113,065, respectively. The Banks accept residential mortgage loan applications, qualifies potential borrowers to standards established by investors and funds loans of qualified borrowers. Funded loans are held temporarily and sold to investors under the terms of pre-existing commitments. The Banks do not fund or sell residential mortgages having market or interest rate risk. The Banks do not service residential mortgages for the benefit of others.

Loan Portfolio Composition
                                                         December 31,
                                                   1995               1994
                                              -------------      --------------

Commercial and agricultural                   $   13,349,226     $  12,231,392
Real estate                                       38,295,636        29,386,734
Home equity                                        6,593,037         4,795,981
Consumer and other                                 4,666,890         4,014,176
Residential mortgages held for sale                  299,000           136,800
                                                     -------           -------
                                              $   63,203,789     $  50,565,083
                                                  ==========        ==========

Commercial and agricultural loans increased $1,117,834, or 9.1%, in 1995 to $13,349,226. The increase was generally attributable to the addition of a new lending officer in 1993 who successfully obtained new business relationships from competitors. Management also successfully expanded existing customer loan volume in 1995. Commercial and agricultural loans are made on either a secured or unsecured basis. Collateral for commercial loans may consist of receivables, inventories or equipment. Unsecured loans are generally for short-term periods to borrowers evaluated as having satisfactory net worth and repayment history. Real estate loans include construction loans and any loan collateralized by real estate. Real estate loans increased $8,908,902, or 30.3% in 1995 to $38,295,636. The increase in real estate lending was attributable to the addition of the Clemson Bank, which had $4,277,399 of real estate loans as of December 31, 1995, increases in commercial real estate volume and increases in residential construction lending. In 1993, several first home residential subdivisions were started in the Greenwood marketplace and influenced the Greenwood Bank's 1994 construction lending activity. This growth continued in 1995 and is expected to continue throughout the next year. The Banks were also able to compete favorably for residential mortgage loans with other financial institutions by offering fixed rate products having three and five year call provisions. Generally, the Banks limit loan-to-value ratios to 80%. Currently, loans for the construction of homes having no contract for sale are available to only the most credit worthy contractors. Residential real estate loans consist of first and second mortgages on single or multifamily residential dwellings.

The origination of residential mortgages held for sale continued in 1995; however, the volume has not approached the levels attained during the refinancing boom in 1992 and 1993. The origination of residential mortgages held for sale is considered to be a component of the Company's overall marketing strategy and not a primary segment of business activity in future periods.

Maturities and Sensitivity of Loans to Changes in Interest Rates:

The following table summarizes the loan maturity distribution, by type, at December 31, 1995 and related interest rate characteristics:

                                                    Less             One               After
                                              than one year     to five years       five years           Total
Commercial loans                              $    9,869,045    $    3,480,181    $                  $  13,349,226
Real estate loans                                 18,787,898        18,550,005           957,732        38,295,636
Home equity loans                                  6,593,037                                             6,593,037
Consumer and other loans                           3,342,534         1,311,532            12,825         4,666,890
Residential mortgages held for sale                  299,000                                               299,000
                                                     -------         -------             -------          -------
                                              $   38,891,514    $   23,341,718    $      970,557     $  63,203,789
                                                  ==========        ==========           =======        ==========
Predetermined rate
   maturing greater than one year                               $    20,583,193   $     970,557      $  21,553,750
                                                                     ==========         =======         ==========

Variable rate or maturing
   within one year                            $   38,891,514    $    2,758,525    $                  $  41,650,039
                                                  ==========         =========                          ==========

Potential Problem Loans

The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for the Impairment of a Loan", and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" as of January 1, 1995. These statements identify how creditors should measure and account for impaired loans. Under SFAS 114 and 118, impairment of loans should be measured at the present value of the expected future cash flows discounted at the loan's effective interest rate or at fair value of the collateral if the loan is collateral dependent.

Loans are defined as impaired when "based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement." All loans are subject to this criteria except for: "smaller-balance homogeneous loans that are collectively evaluated for impairment" and loans "measured at fair value or at the lower of cost or fair value." The Company considers its consumer installment portfolio, credit cards and home equity lines as meeting this criteria. Therefore, the real estate and commercial loan portfolios are primarily affected by these Statements.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company's problems loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected.

The Company relies on its internal loan review process to identify loans on which full collection of principal or interest under the original terms may be questionable. Criticized and classified loans have not historically resulted in loss of principal or interest.

At December 31, 1995, the Company did not consider the affects of loan impairment, if any, to be material to the consolidated financial statements and has not established a valuation account. The Company had discontinued the accrual of interest on loans totaling $13,213 and $3,076 as of December 31, 1995 and 1994, respectively.

At December 31, 1995 and 1994, the Company's internal review mechanism had identified $2,947,072 and $4,019,549, respectively, of criticized loans which included $1,894,397 and $2,144,233, respectively, of classified loans. The above listed loans in nonaccrual status were included. The results of this internal review process is the primary determining factor in management's assessment of the adequacy of the allowance for loan losses. There were no loans in the portfolio excluded from the internal review process. Please refer to the section "Summary of Loan Loss Experience." Except for the information used by management in its internal review process, management is not aware of any further information about any material credits which causes management to have serious doubts as to the ability of borrowers' ability to comply with the loan repayment terms.

Other Real Estate Owned

At December 31, 1995, the Company had no Other Real Estate Owned recorded, and there were no loans which management considered in-substance foreclosures of property.

At December 31, 1994, Other Real Estate Owned consisted of a single piece of residential rental property having a fair value of $19,457. Management does not anticipate significant expenses to be associated with holding or disposing of the property. There are no loans at December 31, 1994 which management considers in-substance foreclosures of property.

Summary of Loan Loss Experience

                                                                                        1995              1994
                                                                                  ---------------    -------------

Net loans outstanding at the end of year                                          $   62,532,451     $  49,984,555
                                                                                      ==========        ==========
Average amount of loans outstanding                                               $   54,417,254     $  45,736,180
                                                                                      ==========        ==========
Allowance for loan losses
  Balance, beginning of year                                                             580,528           566,810
  Loans charged off:
  Commercial                                                                              17,127
  Real estate
  Consumer                                                                                 4,348             4,714
                                                                                          -----             -----
    Total loans charged off                                                               21,475             4,714
                                                                                          ------             -----

  Recoveries of loans previously charged off                                                 285             4,432
                                                                                             ---             -----
    Net charge offs                                                                       21,190               282

  Provision charged to operations                                                        112,000            14,000
                                                                                         -------            ------
Balance, end of year                                                              $      671,338     $     580,528
                                                                                         =======           =======

Ratios:
  Net charge-offs to average loans outstanding                                              .03%                (1)
  Net charge-offs to loans at end of year                                                   .03%                (1)
  Allowance for loan losses to average loans                                               1.22%              1.27%
  Allowance for loan losses to loans, end of year                                          1.07%              1.16%
  Net charge-offs to allowance for loan losses                                             3.16%                (1)
  Net charge-offs to provisions to loan losses                                            18.92%               .02%

       (1) - actual percentage is less than 1 hundredth of one percent

The following table presents management's allocation of the allowance for loan losses. The allocation is based upon estimates and selective judgment and is not necessarily indicative of the specific amounts or loan categories in which losses may ultimately occur.

                                                        1995                                   1994
                                              -----------------------------        ---------------------------
                                                  Reserve         % of                   Reserve        % of
                                                  Amount          Loans                  Amount         Loans
Commercial and agricultural loans              $     315,000       21.1%                $272,000        24.2%
Real estate loans                                    242,000       60.6%                 209,000        58.2%
Consumer and other loans                             114,338        7.4%                  99,528         7.9%
Home equity loans                                                  10.4%                                 9.5%
Residential mortgages held for sale                                  .5%                                  .2%
Unallocated                                                       N/A                                   N/A
                                                     -------      -----                  -------        ----
                                              $      671,338      100.0%          $      580,528       100.0%
                                                     =======      =====                  =======       =====

The reserve for loan losses is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio including commitments to extend credit. The reserve is maintained through provision for loan losses which is a charge to operations. The potential for loss in the portfolio reflects the risks and uncertainties inherent in the extension of credit.

The Company's provision and allowance for loan losses is subjective in nature and relies on judgments and assumptions of risk elements in the portfolio, future economic conditions and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, chargeoffs, and general and economic conditions in the service area. Management is not aware of any trends, material risks or uncertainties affecting the loan portfolio nor is management aware of any information about any significant borrowers which causes serious doubts as to the ability of the borrower to comply with the loan repayment terms. It should be noted however that no assurances can be made that future charges to the allowance for loan losses or provisions for loan losses may not be significant to a particular accounting period. At December 31, 1995 and 1994, management considers the allowances for loan losses adequate based on their judgments, evaluations and analysis of the loan portfolio.

AVERAGE  DAILY  DEPOSITS

The following table summarizes the Bank's average daily deposits for the years ended December 31, 1995 and 1994. The 1995 totals include certificates of deposit over $100,000 which at December 31, 1995 totaled $12,082,348. Of this total, $5,415,039 had scheduled maturities within three months, $4,509,270 within three to six months, $1,363,039 within six to twelve months and $795,000 maturing thereafter.


                                                       1995                               1994
                                       -------------------------             -----------------------------
                                           Average                                                Average
                                           Amount      Rate Paid                  Amount         Rate Paid

Non-interest bearing demand           $   8,258,045                               $6,227,199
Interest bearing transaction accounts     6,135,859      1.84%                     5,597,266       1.84%
Savings accounts                         14,692,883      4.02%                    11,805,003       4.02%
Certificates of deposit                  30,053,453      5.72%                    23,518,216       5.72%
                                         ----------                               ----------
                                       $ 59,140,240                           $   47,147,684
                                         ==========                               ==========


RETURN ON EQUITY AND ASSETS

The following table shows the return on average assets (net income divided by average total assets), return on average equity (net income divided by average equity), and equity to assets ratio (average equity divided by average total assets) for the period indicated. Since its inception, the Company has not paid cash dividends.

                                                      1995             1994
                                                   -----------       --------

Return on average assets                               .68%             .97%
Return on average equity                              5.69%           10.17%
Equity assets ratio                                  11.99%            9.49%


SHORT-TERM BORROWINGS

At December 31, 1995 and 1994, the Banks had purchased federal funds and securities sold under agreements to repurchase totaling $3,034,000 and $3,386,000, respectively. During 1995 and 1994, the maximum amounts outstanding at any month-end was $5,900,000 and $3,386,000, respectively. The average interest rates paid on these short-term borrowings were 5.73% and 4.54% in 1995 and 1994, respectively. The weighted average interest rate being paid on federal funds at December 31, 1995 and 1994 was 5.55% and 5.98%, respectively.


ACCOUNTING AND FINANCIAL REPORTING ISSUES

Newly-Issued Accounting Standards - In October 1995, the Financial Accounting Standards Board issued FASB statement No. 123, "Accounting for Stock-Based Compensation," effective for transactions entered into in fiscal years that begin after December 15, 1995. FASB 123 recommends that companies account for stock compensation on a fair value based method which requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. As an alternative, companies may continue to record compensation cost based on the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. However, if a company elects this method, it must include in the financial statements certain disclosures which reflect pro forma amounts as if the fair value method had been used.

Management has not yet determined the method that will be used to account for future grants under the Company's stock option plans. The impact for 1996 is expected to be immaterial to the financial statements, and the effects on future years has not yet been determined.

FORWARD LOOKING AND TREND INFORMATION

As expected, the opening of the Clemson Bank had a negative impact on 1995 net income. Typically, new banks incur substantial initial expenses and may not be profitable for several years after the commencement of business activities.
Management expects the operating activities of the Clemson Bank to continue having a negative impact on earnings in future periods until asset and deposit growth has matured to a level that net interest income and other income will support the overhead expenses.

Management has positioned the Company for growth through the issuance of 520,422 shares of stock in 1995 resulting in net proceeds of $6,009,860. The Company's strong capital base will allow management to pursue opportunities to acquire other branches and banks and expand the Company's market area. Management also expects continued growth in deposits from customer dissatisfaction with the "big bank" philosophy as the operations of former South Carolina banks are moved out of state. Management anticipates competing for these deposits by offering competitive rates and funding quality loans, particularly real estate and commercial loans.


Item 8.           Financial Statements and Supplementary Data.

          The financial statements identified in Item 14 of this Report on Form 10-K are included herein under the caption for such Items.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.

                                    PART III

           Information called for by PART III (Items 10, 11, 12 and 13) of this Report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended December 31, 1995 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement.

Item 10.          Directors and Executive Officers of the Company.

Item 11.          Executive Compensation.

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management.

Item 13.          Certain Relationships and Related Transactions.




                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)-(2)   Financial Statements and Schedules:

           The consolidated financial statements and schedules of the Company identified in the accompanying Index to Financial Statements at page F-1 herein are filed as part of this Report on Form 10-K.

       (3)   Exhibits:

           The accompanying Exhibit Index sets forth the exhibits that are filed as part of this Report on Form 10-K.


(b)        Reports on Form 8-K:

           None.

                                           COMMUNITY CAPITAL CORPORATION
                                                  AND SUBSIDIARY

                                               Financial Statements

                                   Years ended December 31, 1995, 1994, and 1993

                                           INDEX TO FINANCIAL STATEMENTS


Report of Tourville, Simpson & Henderson,
           Independent Auditors.................................................................................F-2

Consolidated Balance Sheets as of
           December 31, 1995 and 1994...........................................................................F-3

Consolidated Statements of Operations for the years ended
           December 31, 1995, 1994 and 1993.....................................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 1995, 1994, and 1993....................................................................F-5

Consolidated Statements of Cash Flows for the years ended
           December 31, 1995, 1994, and 1993....................................................................F-6

Notes to Consolidated Financial Statements......................................................................F-7

                                         REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
Community Capital Corporation
Greenwood, South Carolina


We have audited the accompanying consolidated balance sheets of Community Capital Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Capital Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for investment securities on January 1, 1994. In 1993, the Company changed its method of accounting for income taxes.


                       /s/ TOURVILLE, SIMPSON & HENDERSON

Tourville, Simpson & Henderson
Columbia, South Carolina
January 19, 1996

[ORIGINAL SIGNED OPINION ON TOURVILLE, SIMPSON & HENDERSON LETTERHEAD IS ON FILE WITH COMMUNITY CAPITAL CORPORATION]

                                  COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                            DECEMBER 31, 1995 AND 1994

ASSETS

                                                                                        1995               1994
                                                                                  ---------------       ---------
Cash and cash equivalents:
  Cash and due from banks                                                         $    2,949,289     $   3,038,958
  Federal funds sold                                                                   2,330,000                 -
                                                                                  --------------     -------------
                                                                                       5,279,289         3,038,958

Securities available-for-sale                                                         22,445,925         5,932,413

Securities held-to-maturity (estimated market value of
  $1,628,054 at December 31, 1994)                                                             -         1,684,334

Loans receivable                                                                      63,203,789        50,565,083
  Less allowance for loan losses                                                        (671,338)         (580,528)
                                                                                  --------------     -------------
    Loans, net                                                                        62,532,451        49,984,555

Premises and equipment, net                                                            2,530,820         1,738,233
Other real estate owned                                                                        -            19,457
Other assets                                                                           3,311,492         2,673,399
                                                                                  --------------     -------------

        Total assets                                                              $   96,099,977     $  65,071,349
                                                                                  ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
  Non-interest bearing                                                            $    9,447,005     $   6,967,910
  Interest bearing                                                                    63,690,569        42,177,891
                                                                                  --------------     -------------
                                                                                      73,137,574        49,145,801
Federal funds purchased and securities sold
  under agreements to repurchase                                                       3,034,000         3,386,000
Accrued interest and other liabilities                                                   753,272           535,401
Advances from Federal Home Loan Bank                                                   6,243,561         5,925,200
                                                                                  --------------     -------------
        Total liabilities                                                             83,168,407        58,992,402
                                                                                  --------------     -------------

Stockholders' equity:
Common stock, $1 par value; 10,000,000 shares authorized;  1,153,060 and 573,002 shares issued and outstanding at December 31, 1995
  and 1994, respectively                                                               1,153,060           573,002
Capital surplus                                                                       11,254,039         5,110,618
Unrealized gain (loss) on securities
  available-for-sale, net                                                                177,297           (77,313)
Retained earnings                                                                        347,174           472,640
                                                                                  --------------     -------------
        Total stockholders' equity                                                    12,931,570         6,078,947
                                                                                  --------------     -------------

Total liabilities and stockholders' equity                                        $   96,099,977     $  65,071,349
                                                                                  ==============     =============





                 The accompanying notes are an integral part of the consolidated financial statements.

                               COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                    1995               1994               1993
                                                                ------------       ------------         --------

Interest income:
  Loans, including fees                                         $    5,145,614    $    3,909,427     $   3,331,841
  Securities, taxable                                                  722,872           300,714           354,179
  Securities, nontaxable                                               171,521            81,642            37,508
  Federal funds sold                                                   106,974            41,901            50,704
  Time deposits with other banks                                             -             5,952            19,687
                                                                --------------    --------------     -------------
                                                                     6,146,981         4,339,636         3,793,919
                                                                --------------    --------------     -------------
Interest expense:
  Deposits                                                           2,421,905         1,364,151         1,389,393
  Advances from Federal Home Loan Bank                                 381,136           298,362           196,687
  Federal funds purchased and other                                    145,211            30,536            13,869
                                                                --------------    --------------     -------------
                                                                     2,948,252         1,693,049         1,599,949
                                                                --------------    --------------     -------------

Net interest income                                                  3,198,729         2,646,587         2,193,970
Loan loss provision                                                    112,000            14,000            79,845
                                                                --------------    --------------     -------------
Net interest income after loan loss provision                        3,086,729         2,632,587         2,114,125
                                                                 -------------     -------------   ---------------

Other income:
  Service charges on deposit accounts                                  393,156           305,606           271,277
  Gain (loss) on sale of securities available for sale                 (21,527)          (78,723)           22,327
  Residential mortgage origination fees                                114,596           113,065           335,670
  Other income                                                         291,017           173,644           146,809
                                                                --------------    --------------     -------------
                                                                       777,242           513,592           776,083
                                                                --------------    --------------     -------------
Other expense:
  Salaries and employee benefits                                     1,411,359         1,107,692           901,088
  Net occupancy expense of premises                                    422,032           237,251           254,176
  Other operating expense                                            1,235,892           915,805           966,039
                                                                --------------    --------------     -------------
                                                                     3,069,283         2,260,748         2,121,303
                                                                --------------    --------------     -------------
Income before income taxes and cumulative effect
  of change in accounting principle                                    794,688           885,431           768,905

Income tax provision                                                   260,820           300,575           255,313
                                                                --------------    --------------     -------------
Income before cumulative effect
  of change in accounting principle                                    533,868           584,856           513,592

Cumulative effect on prior years (to December
  31, 1992) of accounting change                                             -                 -            46,730
                                                                --------------    --------------     -------------

Net income                                                      $      533,868    $      584,856     $     560,322
                                                                ==============    ==============     =============


Primary and fully diluted net income per share (Note 1):             $     .58    $          .84      $        .79
Average common shares and equivalents outstanding                    1,019,176           766,497           710,138






               The accompanying notes are an integral part of the consolidated financial statements.

                             COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                          Unrealized
                                                                        Gain (loss) on
                                                                          Securities
                                           Common Stock      Capital       Available      Retained
                               Shares          Amount        Surplus    for Sale, net     Earnings       Total

Balance,
  December 31, 1992            505,000    $   505,000    $  4,490,535      $    -    $    (151,794)   $ 4,843,741

Stock options exercised          1,890          1,890         13,935            -             -            15,825

5% stock dividend               25,219         25,219        220,666            -         (246,187)        * (302)

Net income                          -              -              -             -          560,322        560,322
                            ------------   ------------   ------------  -------------  ------------  -------------

Balance,
  December 31, 1993            532,109        532,109      4,725,136            -         162,341       5,419,586

Sales of stock to K-SOP         14,294         14,294        139,444            -             -           153,738

Adoption of accounting
  principle (Note 2)             -              -             -            (4,276)            -            (4,276)

5% stock dividend               26,599         26,599        246,038            -        (274,557)        *(1,920)

Change in fair value
  for the period                 -              -              -          (73,037)            -           (73,037)

Net income                       -              -              -                -         584,856         584,856
                            ------------   ------------   ------------  -------------  ------------   -------------

Balance,
  December 31, 1994            573,002        573,002      5,110,618      (77,313)        472,640       6,078,947

Net proceeds of stock
  offering                     520,422        520,422      5,489,438                                    6,009,860

Sales of stock to K-SOP          4,741          4,741         51,017                                       55,758

Stock options exercised            300            300          2,421                                        2,721

5% stock dividend               54,595         54,595        600,545                     (659,334)        *(4,194)

Change in fair value
  for the period                                                          254,610                         254,610

Net income                                                                                533,868         533,868
                            ------------   ------------   ------------  -------------  ------------  -------------

Balance,
  December 31, 1995           1,153,060     $1,153,060     $11,254,039   $177,297        $347,174     $12,931,570
                              =========     ==========     ===========   ========        ========     ===========


*Represents fractional shares paid in cash
               The accompanying notes are an integral part of the consolidated financial statements.

                               COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                         1995               1994              1993
                                                                                     --------------    ---------------    ----------
Cash flows from operating activities:
  Net income                                                                           $    533,868    $    584,856    $    560,322
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Cumulative effect of accounting change                                                     --              --           (46,730)
    Depreciation and amortization                                                           324,181         210,378         259,939
    Provision for loan losses                                                               112,000          14,000          79,845
    Deferred income tax benefit                                                             (43,290)           (321)        (45,844)
    Amortization less accretion on securities                                                45,908          45,067          84,485
    Amortization of deferred loan fees and costs, net                                        84,313         102,939          49,787
    (Gain) loss on sale of securities available-for-sale                                     21,527          78,723         (22,327)
    Proceeds from sales of residential mortgages                                          4,651,567       5,813,807      17,145,863
    Disbursements for residential mortgages held for sale                                (4,813,766)     (5,572,360)    (16,250,850)
    Increase in interest receivable                                                        (426,126)       (118,585)        (30,942)
    Increase (decrease) in interest payable                                                 179,978          16,689         (64,698)
    Increase in other assets                                                               (267,315)       (550,954)       (279,635)
    Increase (decrease) in other liabilities                                                 37,893         (75,413)        308,956
                                                                                             ------         -------       ---------
     Net cash provided by operating activities                                              440,738         548,826       1,748,171
                                                                                        -----------     -----------       ---------

Cash flows from investing activities:
  Net increase in loans made to customers                                               (12,582,010)     (6,295,068)    (11,024,273)
  Net decrease in deposits in other banks                                                                   200,000         406,067
  Proceeds from sales of securities available-for-sale                                    1,975,294       4,928,398       3,068,654
  Proceeds from maturities of securities available-for-sale                               1,527,254          37,725       2,976,667
  Purchases of securities available-for-sale                                            (15,209,486)     (4,484,249)     (6,590,936)
  Proceeds from maturities of securities held-to-maturity                                   100,000         461,125            --
  Purchases of securities held-to-maturity                                               (2,890,630)       (853,170)           --
  Proceeds from sale of other real estate owned                                              19,457            --            22,110
  Purchases of premises and equipment                                                      (996,716)       (183,847)       (140,947)
  Purchases of non-marketable equity securities                                            (165,849)           --          (574,509)
                                                                                           --------            ----       ---------
     Net cash used by investing activities                                              (28,222,686)     (6,189,086)    (11,857,167)
                                                                                     -------------- ---------------  --------------

Cash flows from financing activities:
  Net increase in demand and savings deposits                                             9,135,600       3,696,057       1,093,012
  Net increase (decrease) in certificates of deposit                                     14,856,173        (541,801)      3,928,046
  Proceeds of advances from Federal Home Loan Bank                                        1,900,000         117,000       4,440,000
  Repayments of advances from Federal Home Loan Bank                                     (1,581,639)       (948,212)       (310,588)
  Proceeds from issuance of common stock                                                  6,009,860            --              --
  Proceeds from exercise of common stock options                                              2,721            --            15,825
  Proceeds from stock sales to employee benefit plan                                         55,758         153,738            --
  Borrowings for organization of the Clemson Bank                                           457,189            --              --
  Repayment of organizational notes                                                        (457,189)           --              --
  Net increase (decrease) in federal funds purchased
     and repos                                                                             (352,000)      3,178,000        (282,000)
  Cash paid in lieu of fractional shares                                                     (4,194)         (1,920)           (302)
                                                                                     -------------- ---------------  --------------
     Net cash provided by financing activities                                           30,022,279       5,652,862       8,883,993
                                                                                         ----------       ---------       ---------

Net increase (decrease) in cash and cash equivalents                                      2,240,331          12,602      (1,225,003)

Cash and cash equivalents, beginning of year                                              3,038,958       3,026,356       4,251,359
                                                                                          ---------       ---------       ---------
Cash and cash equivalents, end of year                                                 $  5,279,289    $  3,038,958    $  3,026,356
                                                                                    =============================== ===============

               The accompanying notes are an integral part of the consolidated financial statements.

                                  COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Community Capital Corporation (the Company), and its wholly-owned subsidiaries, Greenwood Bank & Trust (the "Greenwood Bank") and Clemson Bank & Trust (the "Clemson Bank"), which began operations on June 22, 1995. (See Note 9). Another subsidiary, GNB Mortgage Company, commenced operations on January 2, 1990 and ceased operation as an active entity on March 4, 1991. The principal business activity of the Company and its subsidiaries is to provide banking services to domestic markets, principally Greenwood County and Pickens County, South Carolina. In consolidation, all significant intercompany items and transactions have been eliminated.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including valuation allowances for impaired loans, and the carrying amount of real estate acquired in connection with foreclosures or in satisfaction of loans. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

Investment Securities Held-to-Maturity - Investment securities held-to-maturity generally include obligations of states and political subdivisions and are carried at cost adjusted for amortization of premiums and accretion of discounts, both computed by the straight-line method. Management has the intent and the Company has the ability to hold designated investment securities to maturity. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security. (See Note 2)

Investment Securities Available-for-Sale - Investment securities available-for-sale by the Company include government and corporate debt securities and are carried at amortized cost and adjusted to estimated market value by recording the aggregate unrealized gain or loss in a valuation account. Management does not actively trade securities classified as available-for-sale. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis in the security. The adjusted cost basis of securities available-for-sale is determined by specific identification and is used in computing the gain or loss from a sales transaction.

Loans - Loans are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned. When serious doubt exists as to the collectibility of a loan or a loan is 90 days past due, the accrual of interest income is generally discontinued unless the estimated net realizable value of the collateral is sufficient to assure collection of the principal balance and accrued interest. When interest accruals are discontinued, income in the current year is reversed and interest accrued in prior years is charged to the allowance for loan losses.

Impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the collateral if the loan is collateral dependent. When management determines that a loan is impaired, the difference between the Company's investment in the related loan and the present value of the expected future cash flows, or the fair value of the collateral, is charged to bad debt expense with a corresponding entry to a valuation account. The accrual of interest is discontinued on an impaired loan when management determines that the borrower may be unable to meet payments as they become due.

                                  COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Allowance for Loan Losses - Management provides for losses on loans through specific and general charges to operations and credits such charges to the allowance for loan losses. Specific provision for losses is determined for identified loans based upon estimates of the excess of the loan's carrying value over the net realizable value of the underlying collateral. General provision for loan losses is estimated by management based upon factors including industry loss experience for similar lending categories, actual loss experience, delinquency trends as well as prevailing and anticipated economic conditions. While management uses the best information available to make evaluations, future adjustment to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Delinquent loans are charged against the allowance at the time they are determined to be uncollectible. Recoveries are added to the allowance.

Residential Mortgages Held For Sale - The banking subsidiaries' mortgage activities are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgages and selling mortgages to investors under pre-existing commitments. Funded residential mortgages held temporarily for sale to investors are recorded at cost which approximates market (Note 5). Application and origination fees collected by the Bank are recognized as income upon sale to the investor.

Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation. Gain or loss on retirement of premises and equipment is recognized in the statements of operations when incurred. Expenditures for maintenance and repairs are charged to expense; betterments and improvements are capitalized. Depreciation charges are computed principally on the straight-line method over the estimated useful lives as follows:

    Building and improvements                        7-30 years
    Furniture, fixtures and equipment                 5-7 years

Other Real Estate Owned - Other real estate owned includes real estate acquired through foreclosure and loans accounted for as in-substance foreclosures. Collateral is considered foreclosed in-substance when the borrower has little or no equity in the fair value of the collateral, proceeds for repayment of the debt can be expected to come only from the sale of the collateral and it is doubtful that the borrower can rebuild equity or otherwise repay the loan in the foreseeable future. Other real estate owned is carried at the lower of cost (fair value at the date of foreclosure) or fair value minus estimated costs to sell. Any write-downs at the date of acquisition are charged to the allowance for possible loan losses. Expenses to maintain such assets, subsequent changes in the valuation allowance, and gains and losses on disposal are included in other expenses.

Federal Reserve Bank and Federal Home Loan Bank Stock - Other assets includes the cost of the Company's investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank. The stocks have no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required for state-chartered member banks. Investment in Federal Home Loan Bank stock is a condition of borrowing from the Federal Home Loan Bank and the stock is pledged to secure the borrowings. At December 31, 1995 and 1994, the Company's investment in Federal Reserve Bank stock was $127,150. At December 31, 1995 and 1994, the Bank's investment in Federal Home Loan Bank stock was $772,200.

Loans Fees and Costs - Loan origination and commitment fees and certain direct loan origination costs are deferred and are being amortized to income over the contractual lives of commercial and installment loans, adjusted for prepayments, using the level yield method. Net deferred fees and costs associated with the origination of home equity lines of credit are being amortized to income over the contractual life of the lending agreement using the straight-line method.

Income taxes - The income tax provision is the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting and tax bases of certain assets and liabilities, principally the allowance for loan losses and depreciable premises and equipment.

                                  COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Cash Flow Information - For purposes of reporting cash flows in consolidated financial statements, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from depository institutions and federal funds sold. Generally, federal funds sold are purchased for one day periods.

During  1995,  1994 and  1993,  the  Company  paid  $2,768,274,  $1,676,360  and
$1,664,647, respectively, for interest. In 1995, 1994 and 1993, the Company made tax payments of $330,841, $512,470 and $148,594, respectively.

Supplemental noncash investing and financing activities are as follows:

In 1995, 1994 and 1993, the Company declared 5% stock dividends and transferred $655,140, $272,637 and $245,885 from retained earnings (net of cash paid for fractional shares) to common stock and capital surplus in the amounts of $54,595, $26,599 and $25,219, respectively, and $600,545, $246,038 and $220,666, respectively. In 1993 the Bank loaned customers approximately $75,000 to purchase foreclosed real estate.

Transfers between the categories of securities available-for-sale and securities held-to-maturity and changes in the valuation account of securities available-for-sale, including the deferred tax effects, are considered noncash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the financial statements.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Bank has entered into off-balance- sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of loans receivable, securities, federal funds sold and amounts due from banks. Management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions. Although the Company's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on business and economic conditions in Greenwood and Pickens Counties and surrounding areas. Management does not believe credit risk is associated with obligations of the United States, its agencies or its corporations. The Company places its deposits and correspondent accounts with and sells its federal funds to high credit quality institutions. By policy, time deposits are limited to amounts insured by the FDIC. Management believes credit risk associated with correspondent accounts is not significant.

Per Share Amounts - Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period using the treasury stock method modified for the 20% limitation. For purposes of this calculation, the options issued to the organizing Board of Directors and the stock options granted to the Chief Executive Officer and other employees are considered to be common stock equivalents (Notes 9 and 10). The weighted average common shares outstanding were 1,019,176, 766,497, and 710,138, at December 31, 1995, 1994 and 1993,
respectively. Retroactive recognition has been given for the effect of the stock dividends in 1995, 1994 and 1993 (Note 9).

Common Stock Owned by the Employee Stock Ownership Plan (ESOP) - ESOP purchases and redemptions of the Company's common stock are at estimated fair value as determined by independent valuations. Dividends on ESOP shares are charged to retained earnings. All shares held by the ESOP are treated as outstanding for purposes of computing earnings per share.

Reclassifications   -  Certain  captions  and  amounts  in  the  1994  and  1993 consolidated financial statements were reclassified to conform with the 1995 presentation.

                                  COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE:

Effective January 1, 1994, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FASB 115). Management reviewed the investment securities portfolio and classified securities as either held-to-maturity or available-for-sale. In determining such classifications, securities that the Company has the positive intent and ability to hold to maturity were classified as held-to-maturity and are carried at amortized cost. All other securities were classified as available- for-sale and are carried at amortized cost and adjusted to estimated fair value with unrealized gains and losses included in stockholders' equity on an after-tax basis.

In accordance with the provisions of FASB 115, effective January 1, 1994, the Company recorded a $4,276 decrease to stockholders' equity representing the net unrealized after-tax loss at that date. Net income and earnings per share were not affected by the adoption of the new accounting principle.

Effective November 15, 1995, the Financial Accounting Standards Board permitted a one-time opportunity for financial institutions to
reassess their investment portfolios  and  change  the   classification
of their debt securities from held-to-maturity to available-for-sale without bringing into question the intent to hold other securities to maturity. In response, management determined that the Company's entire investment portfolio was available-for-sale and transferred securities having an amortized cost of $4,444,290 from the held-to-maturity to available-for-sale category. The redesignation of securities had no effect on net income or earnings per share.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS:

The Bank is required to maintain average reserve balances with the Federal Reserve Bank computed as a percentage of deposits. At December 31, 1995 and 1994, the required cash reserves were $339,000 and $281,000 respectively, and were satisfied by vault cash on hand and amounts due from the Federal Reserve Bank.

NOTE 4 - INVESTMENT SECURITIES:

Securities available-for-sale at December 31, 1995 and 1994 consist of the following:

                                                                          Gross            Gross        Estimated
                                                      Amortized        Unrealized       Unrealized         Fair
December 31, 1995                                       Cost              Gains            Losses          Value
                                                     ------------    -------------    ------------    ----------
U.S. Treasury securities                             $  5,896,767    $      54,767    $         18    $  5,951,516
Securities of other U.S. Government
  agencies and corporations                            11,435,284          117,387           6,316      11,546,355
Obligations of states and local
  government                                            4,439,076          111,280             104       4,550,252
Mortgage-backed securities                                394,384            3,418                         397,802
                                                     ------------    -------------    ------------    ------------

                                                     $ 22,165,511    $     286,852    $      6,438    $ 22,445,925
                                                     ============    =============    ============    ============

December 31, 1994
U.S. Treasury securities                             $  4,995,239    $                $    106,855    $  4,888,384
Securities of other U.S. Government
  agencies and corporations                             1,055,805              340          12,116       1,044,029
                                                     ------------    -------------    ------------    ------------

                                                      $ 6,051,044    $         340    $    118,971     $ 5,932,413
                                                     ============    =============    ============    ============

                                  COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT SECURITIES: (continued)

Securities held-to-maturity as of December 31, 1994 consist of the following:

                                                                          Gross            Gross        Estimated
                                                       Amortized       Unrealized       Unrealized         Fair
December 31, 1994                                        Cost             Gains            Losses          Value
Obligations of states and local
  government                                           $ 1,684,334     $               $    56,280     $ 1,628,054
                                                       ===========     ===========     ===========     ===========

The following is a summary of maturities of securities available-for-sale as of December 31, 1995 based on the contractual maturities. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. There were no securities designated held-to-maturity as of December 31, 1995.

                                                      Amortized      Estimated
                                                        Cost        Fair Value
Due in one year or less                              $ 4,247,648     $ 4,271,909
Due after one year but within five years               8,197,634       8,279,312
Due after five years but within ten years              7,215,892       7,300,096
Due after ten years                                    2,109,953       2,196,806
Mortgage-backed securities                               394,384         397,802
                                                   -------------   -------------
                                                     $22,165,511     $22,445,925
                                                   =============   =============

Proceeds from sales of securities available-for-sale during 1995, 1994 and 1993 were $1,975,294, $4,928,398 and $3,068,654, respectively, resulting in gross realized gains of $156, $266 and $22,327 along with gross realized losses $21,683, $78,989 and $0, respectively. There were no sales of securities held-to-maturity in 1995, 1994 or 1993.

At December 31, 1995 and 1994, securities having an amortized cost of approximately $13,821,812 and $4,607,645, respectively, and an estimated market value of $14,017,849 and $4,518,167, respectively, were pledged to secure public and trust deposits, collateralize Federal Home Loan Bank borrowings, and for other purposes as required and permitted by law.

NOTE 5 - LOANS RECEIVABLE:

Loans receivable at December 31, 1995 and 1994, are summarized as follows:

                                                       1995            1994
                                                  -------------   --------------

Commercial and agricultural                         $13,349,226      $12,231,392
Real estate                                          38,295,636       29,386,734
Home equity                                           6,593,037        4,795,981
Consumer - installment                                3,721,774        2,974,407
Consumer - credit card and checking                     868,736          978,689
Residential mortgages held for sale                     299,000          136,800
Other, net                                               76,380           61,080
                                                  -------------    -------------

                                                    $63,203,789      $50,565,083
                                                  =============    =============

At December 31, 1995 and 1994, the Company had sold participations in real estate loans aggregating $5,595,122 and $4,882,478, respectively, to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

                                  COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE: (continued)

The Company accepts residential mortgage loan applications and funds loans of qualified borrowers (Note 1). Funded loans are sold without recourse to investors at face value under the terms of pre-existing commitments. The Company does not sell residential mortgages having market or interest rate risk. The Company and its banking subsidiaries do not service residential mortgage loans for the benefit of others.

At December 31, 1995 and 1994, the banking subsidiaries had pledged approximately $6,863,611 and $7,652,106, respectively, of loans on residential real estate as collateral for borrowings from the Federal Home Loan Bank (Note
7).

The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for the Impairment of a Loan", and Statement of Financial Accounting Standards No. 118, "Accounting By Creditors for Impairment of a Loan - Income Recognition and Disclosures" as of January 1, 1995. These statements identify how creditors should measure and account for impaired loans. Under SFAS 114 and 118, impairment of loans should be measured at the present value of the expected future cash flows discounted at the loan's effective interest rate or at fair value of the collateral if the loan is collateral dependent.

Loans are defined as impaired when "based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement." All loans are subject to this criteria except for: "smaller-balance homogeneous loans that are collectively evaluated for impairment" and loans "measured at fair value or at the lower of cost or fair value." The Company considers its consumer installment portfolio, credit cards and home equity lines as meeting this criteria. Therefore, the real estate and commercial loan portfolios are primarily affected by these Statements.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected.

At December 31, 1995, management reviewed its problem loan watch list and determined that no impairment on loans existed that would have a material effect on the Company's consolidated financial statements. In accordance with SFAS 114, financial information for prior periods has not been restated to reflect this Statement.

The accrual of interest is discontinued on impaired loans when management anticipates that a borrower may be unable to meet the obligations of the note. Accrued interest through the date the interest is discontinued is reversed. Subsequent interest earned is recognized only to the point that cash payments are received. All payments will be applied to principal if the ultimate amount of principal is not expected to be collected.

An analysis of the allowance for loan losses for the years ended December 31, 1995, 1994 and 1993, is as follows:


                                                                          1995            1994            1993
                                                                     -------------   -------------   -------------

        Balance, beginning of year                                   $     580,528   $     566,810   $     499,806
        Provision for loan losses                                          112,000          14,000          79,845
        Loans charged off, net                                             (21,190)           (282)        (12,841)
                                                                     -------------   -------------   -------------

        Balance, end of year                                         $     671,338   $     580,528    $    566,810
                                                                     =============   =============   =============

                                  COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE: (continued)

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments are commitments to extend credit and letters of credit and have elements of risk in excess of the amount recognized in the balance sheet. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee a customer's performance to a third party and have essentially the same credit risk as other lending facilities. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.

At December 31, 1995 and 1994, the Company had unfunded commitments of $11,785,530 and $8,832,576, of which $2,392,675 and $2,743,146, respectively, were unsecured. At December 31, 1995, the Company was not committed to lend additional funds to borrowers owing nonaccrual loans.

NOTE 6 - PREMISES AND EQUIPMENT:

Premises and equipment at December 31, 1995 and 1994, consists of the following:

                                                      1995              1994
                                                 -------------     -------------

Land                                                $  465,159        $  286,254
Buildings                                            1,577,149         1,377,387
Furniture and equipment                              1,600,050         1,002,163
                                                 -------------     -------------
                                                     3,642,358         2,665,804

Less, accumulated depreciation                       1,111,538           927,571
                                                  ------------  ----------------

                                                    $2,530,820        $1,738,233
                                                 =============     =============

NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK:

Advances from the Federal Home Loan Bank consisted of the following at December 31, 1995:

                                                           Interest
Description                                                  Rate      Balance

Adjustable rate advances maturing:
  January 24, 1996                                           6.02%    $1,000,000
  March 9, 1996                                              5.78%       117,000
  March 23, 1997                                             5.76%     1,100,000
  April 24, 1997                                             6.02%     1,500,000
Fixed rate advances maturing:
  January 29, 1996                                           6.05%       400,000
  March 5, 1997                                              5.31%       340,000
  May 26, 1997                                               6.34%        21,176
  August 27, 1997                                            4.49%     1,615,385
  March 24, 1998                                             7.37%       150,000
                                                                   -------------
                                                                      $6,243,561

                                  COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - ADVANCES FROM FEDERAL HOME LOAN BANK: (continued)

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

1996                  $1,517,000
1997                   4,576,561
1998                     150,000
                   -------------
                      $6,243,561

As collateral, the Bank has pledged first mortgage loans on one to four family residential structures aggregating $6,863,611 (Note 5) and debt securities aggregating $1,750,000 (Note 4) at December 31, 1995. In addition, the Bank's Federal Home Loan Bank stock, which is included in other assets (Note 1), is pledged to secure the borrowings. Certain advances are subject to prepayment penalties.

NOTE 8 - DEPOSITS

The following is a summary of deposit accounts as of December 31, 1995 and 1994:

                                                           1995             1994
                                                  -------------        ---------

Non-interest bearing demand deposits                $ 9,447,005      $ 6,967,910
NOW accounts                                          8,028,202        7,157,903
Money market accounts                                 9,497,679        4,815,111
Savings accounts                                      7,921,557        6,817,919
Certificates of deposit                              38,243,131       23,386,958
                                                  -------------    -------------

                                                   $ 73,137,574      $49,145,801
                                                   ============    =============

At December 31, 1995 and 1994, certificates of deposit of $100,000 or more totaled approximately $12,082,348 and $7,494,002, respectively. Interest expense on these deposits was approximately $471,000, $259,000 and $253,000 in 1995, 1994 and 1993, respectively.

NOTE 9 - STOCKHOLDERS' EQUITY:

Pursuant to a prospectus dated February 27, 1995, the Company completed a public offering of 520,422 shares of its common stock, resulting in net proceeds (after deducting issuance cost) of $6,009,860. On June 22, 1995, the Company acquired all of the common stock of Clemson Bank & Trust (the "Clemson Bank") for $4,500,000. Immediately upon being chartered as a state bank on June 22, 1995, the Clemson Bank assumed ownership of its organizational partnership's assets and liabilities.

Organizational costs incurred for attorney's fees, consultants and filing fees in the amount of $68,303 were capitalized and are being amortized over a five-year period. The unamortized costs are included in the accompanying consolidated balance sheet.

The Company declared 5% stock dividends for stockholders of record on August 1, 1995, April 1, 1994 and September 1, 1993. Accordingly, amounts equal to the estimated fair market value of the additional shares issued have been charged to retained earnings and credited to common stock and capital surplus. Dividends representing fractional shares were paid in cash.

The Company has authorized 2,000,000 shares of an undesignated class of stock of $1 par value which are to be designated as the Board of Directors may determine. Further, the Board of Directors is required to specify relative rights, preferences and limitations of the undesignated stock prior to issuance. At December 31, 1995, the undesignated stock class has not been designated.

                                  COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTIONS:

The Company has two stock option plans: an Employee Incentive Stock Option Plan (1988 Plan), and an Incentive and Nonstatutory Stock Option Plan (Stock Plan).

Employee Incentive Stock Option Plan - Adopted in 1988, this plan provides for the granting of options to purchase shares of the Company's common stock to officers and other eligible employees of the Company and Greenwood Bank & Trust. The per-share exercise price of the options may not be less than the fair market value of a share of common stock on the date the option is granted. Options become exercisable one year after the date of grant and can be exercised within five years from the date of grant. Any options that expire unexercised or are cancelled become available for issuance.

Incentive and Nonstatutory Stock Option Plan - During 1993 the Company approved the terms of the Company's Incentive Stock Option and Nonstatutory Stock Option Plan which received shareholders approval on May 16, 1994. The Stock Plan provides for the granting of statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as nonstatutory stock options and stock appreciation rights. Stock options and stock appreciation rights are issuable only to employees and directors of the Company and its subsidiaries. The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant, nor can the exercise date of any option granted be less than ten years from the date of grant. Any options that expire unexercised or are cancelled become available for issuance. Options granted generally become exercisable after one year and expire ten years from the date of grant.

Information regarding the Company's stock option plans is summarized below (all amounts have been restated to reflect stock dividends paid in 1995, 1994 and
1993):

                                                                      1988           Stock
                                                                      Plan           Plan                  Price
Outstanding, December 31, 1992                                        25,000                         $7.45 to $10.66
Granted                                                               14,181                         $8.31
Exercised                                                              1,890                         $8.21 to $8.57
Cancelled                                                              2,836                         $7.45 to $8.31
                                                                   ---------      ----------
Outstanding, December 31, 1993                                        34,455                         $7.45 to $10.66

Granted                                                                9,812         254,592         $9.07
Exercised
Cancelled                                                              8,032                         $7.45 to $9.52
                                                                   ---------      ----------
Outstanding, December 31, 1994                                        36,235         254,592         $7.45 to $10.66

Granted                                                               14,438          15,750         $11.19 to $11.43
Exercised                                                                                300         $9.07
Cancelled                                                              5,781                         $9.07 to $11.19
                                                                   ---------      ----------
Outstanding, December 31, 1995                                        44,892         270,042         $7.45 to $11.43
                                                                   ---------      ----------

As of December 31, 1995:
  Shares reserved for issuance                                        45,379         275,325
  Options exercisable                                                 31,717         254,292
  Shares available for grant                                             487           5,283


                                  COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES


                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - RELATED PARTY TRANSACTIONS:

Certain parties (primarily directors, executive officers, principal stockholders and their associates) were loan customers and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than normal risk of collectibility. Total loans and commitments outstanding to related parties at December 31, 1995 and 1994, were $2,875,550 and $2,451,285, respectively. During 1995, $1,324,732 of new loans were made to related parties and repayments totaled $900,467.

The Company has leased land used as the site for a branch banking location from a director of the Company. The term of the lease is for five years ending July 31, 1999. The Company can purchase the land at any time during the term of the lease for $90,000. The average monthly rent during the term of the lease is $600. Scheduled rental payments for the remaining term of the lease are $6,500 in 1996, $8,200 in 1997, $9,766 in 1998 and $5,833 in 1999. In 1995, payments under the land lease totaled $5,300. There were no unpaid amounts outstanding at December 31, 1995

NOTE 12 - COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS:

In the ordinary course of business, the Company or its subsidiaries may, from time to time, become a party to legal claims and disputes. At December 31, 1995, management is not aware of any pending or threatened litigation, or unasserted claims that could result in losses, if any, that would be material to the consolidated financial statements.

Management anticipates relocating the Company's operations and bookkeeping departments from its banking centers during 1996. In anticipation of this, the Company purchased a commercial lot and building on January 29, 1996 from an unrelated party for approximately $450,000. Management expects an additional $70,000 to $90,000 of costs to be incurred for renovations.

Management also plans to begin construction on a permanent facility for the Clemson Bank during 1996. The costs of all premises and equipment are expected to approximate $1,300,000, not to exceed $1,500,000. As of December 31, 1995, the Company was not committed to any party for expenditures relating to the construction of the new Bank.

NOTE 13 - RESTRICTION ON SUBSIDIARY DIVIDENDS:

The ability of the Company to pay cash dividends to stockholders is dependent upon receiving cash in the form of dividends from its banking subsidiaries. However, certain restrictions exist regarding the ability of the subsidiary to transfer funds in the form of cash dividends, loans or advances to the Company. The prior approval of the Commissioner of Banking is required and dividends are payable only from the undivided profits of the banking subsidiaries. At December 31, 1995, the Greenwood Bank's undivided profits were $1,834,082, and the deficit balance in the Clemson Bank's undivided profits was $280,765.

                                  COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES:

Income tax expense included in the statement of operations for the years ended December 31, 1995, 1994 and 1993 is summarized as follows:

                                                                               1995              1994             1993
                                                                             ---------        --------       -----------
Currently payable:
  Federal                                                                   $  269,150       $ 271,737        $  275,570
  State                                                                         34,960          29,159            25,587
                                                                            ----------       ---------        ----------
                                                                               304,110         300,896           301,157
                                                                            ----------       ---------        ----------
Change in deferred income taxes:
  Federal                                                                      100,779         (39,267)          (41,775)
  State                                                                            366          (2,372)           (4,069)
                                                                            ----------       ---------        ----------
                                                                               101,145         (41,639)          (45,844)
                                                                            ----------       ----------       ----------

      Income tax expense                                                    $  405,255       $ 259,257        $  255,313
                                                                            ==========       =========        ==========

Income tax expense is allocated as follows:
  To continuing operations                                                  $  260,820       $ 300,575        $  255,313
  To stockholders' equity                                                      144,435         (41,318)                -
                                                                            ----------       ---------        ----------
                                                                            $  405,255       $ 259,257        $  255,313
                                                                            ==========       =========        ==========

A summary of the Company's deferred tax accounts as of December 31, 1995 and 1994 follows:

                                                                                      1995       1994
                                                                                   --------    -------

Deferred tax assets                                                                $298,001   $256,000
Deferred tax liabilities                                                           $189,936   $ 46,790
Valuation allowance                                                                $      0   $      0


The principal sources of temporary differences in 1995 and 1994, and timing differences in 1993, and the related deferred tax effects are as follows:

                                                                               1995              1994             1993
                                                                            ----------       ---------        --------

Provision for bad debts                                                     $  (38,751)      $  (5,390)       $  (27,675)
Tax depreciation in excess of book depreciation                                  7,873           3,193            (4,197)
Net operating losses                                                            (9,022)
Other, net                                                                      (3,390)          1,876           (13,972)
                                                                            ----------       ---------        ----------
    Temporary differences attributable to continuing operations                (43,290)           (321)          (45,844)

Change in valuation allowance                                                        -               -                 -
                                                                             ---------        --------         ---------
Deferred tax expense attributable to continuing operations                     (43,290)           (321)          (45,844)

Deferred tax expense (benefit) attributable to stockholders' equity            144,435         (41,318)                 -
                                                                            ----------        --------         ----------

    Change in deferred income taxes                                         $  101,145       $ (41,639)       $  (45,844)
                                                                            ==========       =========        ==========


                               COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INCOME TAXES: (continued)

A reconciliation of the income tax provision and the amount computed by applying
the  Federal   statutory   rate  of  34%  to  income  before  income  taxes  and
extraordinary items follows:

                                                                               1995              1994             1993
                                                                             ---------        --------       ----------

Income tax at the statutory rate                                          $    270,194      $  301,046       $   261,427
State income tax, net of federal benefit                                         9,959          15,838            10,838
Tax exempt interest income                                                     (46,573)        (19,367)           (8,992)
Disallowed interest expense                                                      6,089           3,809             1,498
Officers' life insurance                                                          (974)          6,077                 -
Other, net                                                                      22,125          (6,828)           (9,458)
                                                                          ------------      ----------       -----------

                                                                          $    260,820      $  300,575       $   255,313
                                                                          ============      ==========       ===========

NOTE 15 - OTHER OPERATING EXPENSES:

Other operating expenses for the years ended December 31, 1995, 1994 and 1993 are summarized below:

                                                                                1995            1994              1993
                                                                                ----            ----              ----

Federal deposit insurance assessment                                      $     59,411      $  109,001       $    99,095
Banking and ATM supplies                                                       186,286          95,897            88,444
Directors' fees                                                                 71,632          90,266            71,762
Mortgage loan department expenses                                               43,575          40,238            96,075
Amortization of organizational costs and other assets                           32,849          30,978            46,225
Computer supplies                                                              110,492          37,146            57,007
Postage and freight                                                             90,134          50,685            47,688
Professional fees                                                              115,823          92,022            96,524
Other                                                                          525,690         369,572           363,219
                                                                          ------------      ----------       -----------

                                                                          $  1,235,892      $  915,805       $   966,039
                                                                          ============      ==========       ===========

NOTE 16 - RETIREMENT AND BENEFIT PLANS:

The Company  sponsors a voluntary  nonleveraged  employee  stock  ownership plan
(ESOP) as part of a 401(K) savings plan covering substantially all full-time employees. The Company match is 50 cents per dollar, up to a maximum of 3% of employee compensation. Company contributions to the savings plan were $22,928, $19,275 and $27,000 in 1995, 1994 and 1993 respectively. The Company's policy is to fund amounts accrued. At December 31, 1995, the savings plan owned 20,113 shares of the Company's common stock purchased at an average cost of $10.42 per share adjusted for the effects of stock dividends. The estimated value of shares held at December 31, 1995 was $229,892.

The Company has a Directors' Incentive Compensation Plan and an Officers' Incentive Compensation Plan which provide that portions of directors' fees and certain officers' cash awards, respectively, will be determined based upon various performance measures of the Bank. For the years ended December 31, 1995, 1994 and 1993, awards under these plans were $26,856, $41,966 and $25,000, respectively, and $57,826, $83,777 and $25,300, respectively.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - RETIREMENT AND BENEFIT PLANS: (continued)

The Company has an Executive Supplemental Compensation Plan which provides certain officers with salary continuation benefits upon retirement. The plan also provides for benefits in the event of early retirement, death or substantial change of control of the Company. For the years ended December 31, 1995, 1994 and 1993, salary continuation expense included in salaries and employee benefits was $19,762, $11,881 and $2,154, respectively. In connection with the Executive Supplemental Compensation Plan, life insurance contracts were purchased on the officers. In 1995, 1994 and 1993, insurance premiums of $192,210, $192,210 and $110,000, respectively, were paid, of which $180,908,
$167,689 and $95,518, respectively, have been capitalized to reflect the cash surrender value of investment life insurance contracts.

NOTE 17 - UNUSED LINES OF CREDIT:

At December 31, 1995, the Bank had unused lines of credit to purchase federal funds from unrelated banks totaling $9,250,000. These lines of credit are available on a one to 14 day basis for general corporate purposes. The lenders have reserved the right not to renew their respective lines.

NOTE 18 - NEWLY-ISSUED ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued FASB statement No. 123, "Accounting for Stock-Based Compensation," effective for transactions entered into in fiscal years that begin after December 15, 1995. FASB 123 recommends that companies account for stock compensation on a fair value based method which requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. As an alternative, companies may continue to record compensation cost based on the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. However, if a company elects this method, it must include in the financial statements certain disclosures which reflect pro forma amounts as if the fair value method had been used.

Management has not yet determined the method that will be used to account for future grants under the Company's stock option plans. The impact for 1996 is expected to be immaterial to the financial statements, and the effects on future years has not yet been determined.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

In December 1991, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 107 (SFAS 107), "Disclosures About Fair Value of Financial Instruments." SFAS 107 extends the existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The Company has adopted the provisions of SFAS 107 for its year ended December 31, 1995.

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial statements. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks - The carrying amount is a reasonable estimate of fair value.

Federal Funds Sold - Federal funds sold are for a term of one day and the carrying amount approximates the fair value.

Investment Securities - The fair values of marketable securities held-to-maturity are based on quoted market prices or dealer quotes. For securities available-for-sale, fair value equals the carrying amount which is the quoted market price. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

Loans - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk and credit card receivables, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to the borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Off-Balance Sheet Financial Instruments - The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The contractual amount is a reasonable estimate of fair value for the instruments because commitments to extend credit and standby letters of credit are issued on a short-term or floating rate basis.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase - The
carrying  amount  is  a  reasonable   estimated  of  fair  value  because  these
instruments typically have terms of one day.

Advances from Federal Home Loan Bank - The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can be repriced frequently. The fair values of fixed rate borrowings are estimated using a discounted cash flow calculation that applies the Company's current borrowing rate from the FHLB.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS:  continued

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 1995 are as follows:


                                                                                     Carrying            Estimated
                                                                                      Amount             Fair Value
Financial Assets:
   Cash and due from banks                                                        $    2,949,289    $    2,949,289
   Federal funds sold                                                                  2,330,000         2,330,000
   Securities available-for-sale                                                      22,445,925        22,445,925
   Loans                                                                              63,203,789        63,017,141
   Allowance for loan losses                                                            (671,338)         (671,338)


Financial Liabilities:
   Demand deposit, interest-bearing transaction,
     and savings accounts                                                         $   34,894,443    $   34,894,443
   Certificates of deposit                                                            38,243,131        38,371,455
   Federal funds purchased and securities
     sold under agreements to repurchase                                               3,034,000         3,034,000
   Advances from Federal Home Loan Bank                                                6,243,561         6,227,290


Off-Balance Sheet Financial Instruments:
   Commitments to extend credit                                                       11,785,530        11,785,530


                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY):

Condensed financial statements for Community Capital Corporation (Parent Company
Only) for the years ended December 31, 1995 and 1994 follow:

                                                      BALANCE SHEETS

                                                                                       1995              1994
                                                                                  ---------------   --------------
Assets
  Cash and cash equivalents                                                       $      200,379    $       11,952
  Investment in subsidiaries                                                          10,467,316         5,257,641
  Securities available-for-sale                                                        1,001,888
  Premises and equipment, net                                                            897,230           512,352
  Other assets                                                                           364,760           297,002
                                                                                  --------------    --------------

                                                                                  $   12,931,573    $    6,078,947
                                                                                  ==============    ==============
Liabilities and Stockholders' Equity

  Other liabilities                                                               $            3    $            -
                                                                                  --------------    --------------
     Total liabilities                                                                         3                 -
                                                                                  --------------    --------------

  Common stock                                                                         1,153,060           573,002
  Capital surplus                                                                     11,254,039         5,110,618
  Unrealized gain (loss) on securities
    available-for-sale, net                                                              177,297           (77,313)
  Retained earnings                                                                      347,174           472,640
                                                                                  --------------    --------------
     Total stockholders' equity                                                       12,931,570         6,078,947
                                                                                  --------------    --------------

       Total liabilities and stockholders' equity                                 $   12,931,573    $    6,078,947
                                                                                  ==============    ==============

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY): (continued)

                                                 STATEMENTS OF OPERATIONS

                                                                     1995               1994                1993
                                                                --------------    --------------         ---------

Income:
  Interest income on securities available-for-sale                  $   27,348       $                 $    13,336
  Fee and rental income                                                 92,745            19,050             8,538
  Gain on sale of securities available-for-sale                           -                  -               5,123
                                                                        -----            -------     -------------
                                                                       120,093            19,050            26,997
                                                                  ------------    --------------     -------------

Expenses:
  Salaries                                                              19,562            12,001                 -
  Net occupancy expense                                                 67,452               188            (8,595)
  Interest expense                                                       7,764                 -                 -
  Other operating expenses                                              89,631            90,206            72,589
                                                                 -------------    --------------      ------------
                                                                       184,409           102,395            63,994
                                                                --------------    --------------      ------------

Income (loss) before income taxes, cumulative
  effect of accounting change, and equity in
  undistributed earnings of subsidiaries                               (64,316)          (83,345)          (36,997)
                                                                --------------   ---------------    --------------

Income tax benefit - allocated from
  consolidated return                                                   26,625            35,013            16,352
Cumulative effect to December 31, 1992 of a change
  in accounting principle                                                    -                 -            12,065
                                                                --------------    --------------     -------------

Income (loss) before equity in undistributed
  earnings of subsidiaries                                             (37,691)          (48,332)           (8,580)
                                                                --------------    --------------    --------------

Equity in undistributed earnings of subsidiaries                       571,559           633,188           568,902
                                                                  ------------      ------------   ---------------

Net income                                                      $      533,868    $      584,856     $     560,322
                                                                ==============    ==============     =============

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY): (continued)

                                                 STATEMENTS OF CASH FLOWS

                                                                     1995               1994              1993
                                                                --------------     --------------      ---------
Operating activities:
  Net income                                                    $      533,868    $      584,856     $     560,322
  Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
      Cumulative effect of accounting change                                 -                 -           (12,065)
      Equity in undistributed earnings of
        subsidiaries                                                  (571,559)         (633,188)         (568,902)
      Depreciation and amortization                                     52,052            26,606            26,860
      Amortization of securities                                           490
      Deferred tax benefit                                             (10,177)          (35,013)           (5,248)
      Increase (decrease) in other liabilities                               3            (3,110)            2,443
      Increase in other assets                                         (58,216)          (57,377)           (4,024)
                                                                --------------    --------------     -------------
               Net cash used by operating activities                   (53,539)         (117,226)             (614)
                                                                       -------          --------         ---------

Investing activities:
  Purchases of premises and equipment, net                            (436,930)          (77,517)          (23,624)
  Purchases of securities available-for-sale                        (1,000,660)                -                 -
  Proceeds from sales of securities available-for-sale                       -                 -           207,069
  Net investment in Clemson Bank                                    (4,384,589)
  Purchase of equity securities                                              -                 -          (187,609)
                                                                --------------    --------------     -------------
              Net cash used by investing activities                 (5,822,179)          (77,517)           (4,164)
                                                                   ----------      -------------     -------------

Financing activities:
  Proceeds from the exercise of stock options                            2,721                 -            15,825
  Proceeds from sales of stock to retirement plan                       55,758           153,737                 -
  Cash paid in lieu of fractional shares                                (4,194)           (1,920)             (302)
  Proceeds from issuance of common stock                             6,009,860
  Borrowings for organization of the Clemson Bank                      457,189
  Repayment of organizational notes                                   (457,189)
                                                                --------------     -------------   ---------------
              Net cash provided by financing activities              6,064,145           151,817            15,523
                                                                --------------     -------------   ---------------

Net increase (decrease) in cash and cash
  equivalents                                                          188,427           (42,926)           10,745

Cash and cash equivalents, beginning of year                            11,952            54,878            44,133
                                                                    ----------        -----------   --------------

Cash and cash equivalents, end of year                          $      200,379    $       11,952     $      54,878
                                                                ==============    ==============     =============


Supplemental schedule of non-cash investing and financing activities:

In 1995, 1994 and 1993, the Company declared 5% stock dividends and transferred $655,140, $272,637 and $245,885, respectively, from retained earnings to common stock and capital surplus in the amounts of $54,595, $26,599 and $25,219, respectively, and $600,545, $246,038 and $220,666, respectively.

                                                    SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Community Capital Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMMUNITY CAPITAL CORPORATION



Dated: March 27, 1996                  By: /s/ WILLIAM G. STEVENS
                                           -----------------------
                                           William G. Stevens
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, Greenwood National Bancorporation, and in the capacities and on the dates indicated.

       Signature                                       Title                                         Date
/s/ WILLIAM G. STEVENS
- --------------------------------------          President (Principal                             March 27, 1996
William G. Stevens                              Executive Officer) and
                                                Director


/s/ JAMES H. STARK
- ----------------------------------------        Chief Financial                                  March 27, 1996
James H. Stark                                  Officer (Principal
                                                Financial and
                                                Accounting Officer)

/s/ PATRICIA C. EDMONDS
- ----------------------------------              Secretary and                                    March 27, 1996
Patricia C. Edmonds                             Director


             *
- ---------------------------------               Director                                         March 27, 1996
David P. Allred, M.D.

             *
- ---------------------------------               Director                                         March 27, 1996
Robert C. Coleman


             *
- --------------------------------                Director                                         March 27, 1996
John W. Drummond


             *
- --------------------------------                Director                                         March 27, 1996
Wayne Q. Justesen, Jr.





             *
- --------------------------------                Director                                        March 27, 1996
Thomas C. Lynch


            *
- --------------------------------                Director                                        March 27, 1996
H. Edward Munnerlyn


            *
- --------------------------------                Director                                        March 27, 1996
George B. Park


- -------------------------------                 Director                                        March 27, 1996
Joe H. Patrick, Jr.


            *
- ------------------------------                  Director                                        March 27, 1996
Donna W. Robinson


            *
- ------------------------------                  Director                                        March 27, 1996
George D. Rodgers


            *
- ------------------------------                  Director                                        March 27, 1996
Charles J. Rogers


            *
- ------------------------------                  Director                                        March 27, 1996
Thomas E. Skelton


            *
- ------------------------------                  Director                                        March 27, 1996
Lex D. Walters



*By: /s/ WILLIAM G. STEVENS                                                                      March 27, 1996
    ------------------------------
    (William G. Stevens) (As
    Attorney-in-Fact for each
    of the persons indicated)

[ORIGINAL EXECUTED SIGNATURE PAGE IS ON FILE WITH COMMUNITY CAPITAL CORPORATION.]


                                                   EXHIBIT INDEX

                                           COMMUNITY CAPITAL CORPORATION
                                                     FORM 10-K
                                      Pursuant to Item 601 of Regulation S-K

Exhibit
Number                 Description                                                                                  Page No.

3.1                    Articles of Incorporation of Registrant.....................................................

3.2                    Articles of Amendment to Articles of Incorporation of
                       Registrant (re: Change of Name).............................................................

3.3                    Bylaws of Registrant........................................................................

10.1                   Registrant's Stock Option Plan for Employees (1988).........................................


10.2                   Registrant's Incentive Stock Option and Nonstatutory Stock
                       Option Plan (1993)..........................................................................

10.3                   Registrant's Executive Supplemental Income Plan (Summary)
                       and form of Executive Supplemental Income Agreement.........................................

10.4                   Registrant's Management Incentive Compensation Plans (Summary)..............................

10.5                   Lease Agreement dated July 8, 1994 between John W. Drummond and the Registrant..............................................................................

10.6                   Lease Agreement dated September 1, 1994 between Greenwood
                       Bank & Trust and the Registrant.............................................................

10.7                   Employment Contract dated November 19, 1987 between Greenwood National
                       Bank and William G. Stevens.................................................................

10.8                   Employment and Option Agreement dated November 21, 1994 between
                       Donna W. Robinson and the Registrant........................................................

11.1                   Per Share Computations......................................................................

22.1                   Subsidiaries of the Registrant..............................................................

24.1                   Directors' Powers of Attorney...............................................................


