Form 10-Q
period 1996-03-31
COMMUNITY CAPITAL CORP /SC/
filed 1996-05-15
CIK 832847

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

        X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended March 31, 1996

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

                            (864) 941-8200
          (Registrant's telephone number, including area code)
            ________________________________________________

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

                1,160,227 shares of common stock, $1.00 par value

                               PAGE 1 OF 15
                          EXHIBIT INDEX ON PAGE 2

                       COMMUNITY CAPITAL CORPORATION

                                 INDEX



PART I.  Financial Information                                     Page No.

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets - March 31, 1996 and
     December 31, 1995............................................      3

     Condensed Consolidated Statements of Income - Three months ended
     March 31, 1996 and 1995......................................      4

     Condensed Consolidated Statement of Stockholders' Equity.....      5

     Condensed Consolidated Statements of Cash Flows - Three months
     ended March 31, 1996 and 1995................................      6

     Notes to Consolidated Financial Statements ..................      7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................   8-13

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.........................     14

         (a) Exhibits.............................................     15

         (b) Reports on Form 8-K..................................     14

                        COMMUNITY CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                                    March 31,  December 31,
                                                       1996        1995
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                       $  3,921,133   $ 2,949,289
  Federal funds sold                               1,060,000     2,330,000
                                                   4,981,133     5,279,289


Securities available-for-sale                     23,496,044    22,445,925

Loans receivable                                  67,206,368    63,203,789
   Less allowance for loan losses                   (717,566)     (671,338)
     Loans, net                                   66,488,802    62,532,451

Premises, furniture & equipment, net               3,041,037     2,530,820
Other assets                                       3,280,762     3,311,492

    Total assets                                $101,287,778   $96,099,977

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
Deposits:
  Non-interest bearing                          $ 10,368,264   $ 9,447,005
  Interest bearing                                70,052,970    63,690,569
                                                  80,421,234    73,137,574
Federal funds purchased                            1,541,000     3,034,000

Advances from Federal Home Loan Bank               5,592,262     6,243,561

Accrued interest and other liabilities               779,585       753,272

    Total liabilities                             88,334,081    83,168,407

STOCKHOLDERS' EQUITY:
Common stock, $1 par value, 10,000,000 shares
  authorized, 1,160,227 and 1,153,060 shares
  issued and outstanding at March 31, 1996 and
  December 31, 1995, respectively                  1,160,227     1,153,060
Surplus                                           11,302,830    11,254,039
Unrealized gain (loss) on securities
 available-for-sale, net of deferred taxes           (42,265)      177,297
Retained earnings                                    532,905       347,174

    Total stockholders' equity                    12,953,697    12,931,570

    Total liabilities and stockholders' equity  $101,287,778   $96,099,977



         See notes to condensed consolidated financial statements

                       COMMUNITY CAPITAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                                                      Three Months Ended
                                                           March 31,
                                                      1996           1995
Interest income:
 Loans, including fees                            $1,499,932      $1,135,335
 Securities                                          339,441         114,265
 Other interest income                                39,279           1,487
                                                   1,878,652       1,251,087

Interest expense:
 Deposit accounts                                    838,174         434,556
 FHLB advances                                        80,478          90,295
 Other interest expense                               24,898          21,815
                                                     943,550         546,666

Net interest income                                  935,102         704,421

Provision for loan losses                             50,000           6,000

Net interest income after provision for loan losses  885,102         698,421

Other operating income:
 Service charges                                     119,405          93,813
 Residential mortgage origination fees                60,080          20,048
 Gain (loss) on sales of securities                    5,182         (21,638)
 Other income                                        131,633          91,033
                                                     316,300         183,256

Other operating expenses:
 Salaries and benefits                               451,772         343,622
 Net occupancy expense                               140,197          97,306
 Other operating expenses                            314,566         264,220
                                                     906,535         705,148

Income before taxes                                  294,867         176,529

Income tax provision                                 109,136          63,278

Net income                                          $185,731        $113,251

Earnings per share:
 Primary                                                 .14             .16

 Fully diluted                                           .14             .16

WEIGHTED AVERAGE COMMON SHARES
 AND EQUIVALENTS
   Primary                                         1,318,015         821,104

   Fully diluted                                   1,318,015         821,104



         See notes to condensed consolidated financial statements

                       COMMUNITY CAPITAL CORPORATION
         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 for the three months ended March 31, 1996
                                (UNAUDITED)

                                                                          Unrealized
                                                                           Gain (loss)
                                                                          on Securities               Total
                                            Common Stock      Capital     Available-For  Retained  Stockholders'
                                      Shares       Amount      Surplus       Sale, Net    Earnings    Equity
Balance,
 December 31, 1995                   1,153,060   $1,153,060   $11,254,039     $177,297    $347,174  $12,931,570

Proceeds from
  exercise of
  stock options                          7,167        7,167        48,791                                55,958

Change in fair
 value for the
 period                                                                       (219,562)                (219,562)

Net income
 for the period                                                                            185,731      185,731

Balance, March
 31, 1996                            1,160,227   $1,160,227   $11,302,830     $ (42,265)  $532,905  $12,953,697




         See notes to condensed consolidated financial statements

                       COMMUNITY CAPITAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $   185,731    $   113,251
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation                                      96,178         68,129
     Provision for possible loan losses                50,000          6,000
     Amortization of organizational costs               3,406          9,514
     Amortization less accretion on investments        17,518         10,201
     Amortization of deferred loan costs               31,996         18,272
     (Gain) loss on sale of securities                 (5,182)        21,638
     Disbursements for mortgages held for sale     (2,662,175)      (470,000)
     Proceeds of sales of residential mortgages     2,350,675        606,000
     Increase in interest receivable                   34,584        (21,876)
     Increase (decrease) in interest payable           60,693          6,128
     Decrease in other assets                         119,268        111,174
     Decrease in other liabilities                    (34,380)       (64,130)
         Net cash provided by operating activities    248,312        414,301

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers              (3,726,847)    (1,202,255)
   Purchases of securities available-for-sale      (6,486,905)      (982,689)
   Sales of securities available-for-sale           1,251,680        977,890
   Maturities of securities available-for-sale      3,826,680              -
   Purchases of investments held-to-maturity                -       (615,118)
   Maturities of investments held-to-maturity               -        100,000
   Purchases of premises and equipment               (606,395)      (418,286)
       Net cash used by investing activities       (5,741,787)    (2,140,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of capital stock                                    -         16,450
   Stock options exercised                             55,958              -
   Net increase in deposits accounts                7,283,660      3,093,410
   Proceeds from FHLB borrowings                    2,700,000      2,250,000
   Repayments of FHLB borrowings                   (3,351,299)    (1,556,521)
   Proceeds from other borrowings                                    200,000
   Net decrease in Fed Funds purchased             (1,493,000)    (1,918,000)
       Net cash provided by financing activities    5,195,319      2,085,339

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS      (298,156)       359,182

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      5,279,289      3,038,958

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 4,981,133    $ 3,398,140

 Cash paid during the period for:
   Income taxes                                   $    17,000    $    49,222
   Interest                                       $   882,857    $   540,538



         See notes to condensed consolidated financial statements

                     COMMUNITY CAPITAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to stockholders. The financial statements as of March 31, 1996 and for the interim periods ended March 31, 1996 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1995 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 1995 Annual Report.

Note 2 - Adoption of Accounting Principle

In October 1995, the Financial Accounting Standards Board issued FASB Statement No. 123, "Accounting for Stock-Based Compensation," effective for transactions entered into in fiscal years that begin after December 15, 1995. FASB 123 recommends that companies account for stock compensation on a fair value based method which requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. As an alternative, companies may continue to record compensation cost based on the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock (APB Opinion No. 25). However, if a company elects this method, it must include in the financial statements certain disclosures which reflect pro forma amounts as if the fair value method had been used.

Management expects to continue accounting for future grants under the Company's stock option plans based on the provisions of APB Opinion No. 25 with pro forma disclosures in the financial statements as if the fair value method had been used. A final determination will be made when options are granted. As permitted by FASB 123, the Company will not apply the disclosure requirements to complete interim financial statements.

Note 3 - Stockholders' Equity

On April 15, 1996, the Company declared a 5% stock dividend to stockholders of record as of May 1, 1996, and to be distributed on or before June 30, 1996. In recording the stock dividend, the Company will decrease retained earnings by an amount equal to the fair value of the additional shares issued with a corresponding increase to common stock and surplus. Cash will be paid for fractional shares. Earnings per share information for 1996 and 1995 has been given retroactive recognition for the stock dividend.

The Company has announced plans for a new community bank in Belton, South Carolina with an expected initial capitalization of $3,500,000. Management expects the bank to open in the fourth quarter of 1996.
The bank will be 100% owned by the parent Company. The Company expects to make an offering for the purpose of capitalizing the Belton Bank and future expansions. The opening of the proposed bank is contingent upon regulatory approval.

                     COMMUNITY CAPITAL CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition

The following is a discussion of the Company's financial condition as of March 31, 1996 compared to December 31, 1995, and the results of operations for the three months ended March 31, 1996 compared to the three months ended March 31 1995. These results reflect the net results of the Clemson Bank which commenced business on June 22, 1995. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income
For the three months ended March 31, 1996, net interest income increased $230,681, or 32.7%, over the quarter ended March 31, 1995. The improvement is related to an increase in the volume of interest earning assets and is partially offset by the increase in the rates paid on deposit accounts and a decline in the rates earned on assets largely due to a decrease in the percentage of loans to total earning assets. The increase in the volume of both assets and liabilities was attributable to growth in the branch opened during February of 1995, the opening of the Clemson Bank in June 1995, as well as management's ability to strengthen its influence in the Greenwood market. During the first quarter of 1996, interest income from loans increased $364,597, or 32.1%, when compared to the same period of 1995.
This corresponds with the 28.8% increase in average loans for the first quarter of 1996 compared to the first quarter of 1995 due to the continued demand for loans, particularly in the Greenwood market place. Interest income on investment securities also increased $225,176, or 197.1%, over the comparable period of 1995 due to the 192.0% increase in average investment securities.

Interest expense on liability accounts increased 72.6% due mainly to an increase in the volume of interest bearing deposits which were used to fund the growth in loans and investment securities. Interest expense was also affected by the 84 basis point increase in the rates paid on deposits due to the general influence of prime rate changes, a competitive pricing program to compete with other community banks and regional banks, and strategies implemented by management during 1995 to decrease the loans-to-funds and loans-to-assets ratios.

The influence of the factors above had the effect of decreasing the interest rate spread approximately 80 basis points to 3.38% and decreasing the net yield on earning assets 75 basis points to 4.15% for the first three months of 1996.


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 1996 and 1995, the provision was $50,000 and $6,000, respectively. The increase does not reflect a negative trend in nonperforming or classified assets but is indicative of management's decision to maintain the target ratio of the allowance for loan losses to total loans. Based on present information, management believes the allowance for loan losses is adequate at March 31, 1996 to meet presently known and inherent risks in the loan portfolio.

                     COMMUNITY CAPITAL CORPORATION


Non-Interest Income

Total non-interest income for the three months ended March 31, 1996 was $316,300, an increase of $133,044, or 72.60% from the comparable period in 1995. The increase is primarily due to an increase in all categories of other income due to overall growth in the Company.

Non-Interest Expense

Total non-interest expense for the quarter ended March 31, 1996 was $906,535, an increase of $201,387 or 28.6%, when compared to the first three months of 1995. The primary component of non-interest expense is salaries and benefits which was $451,772 and $343,622 for the three months ended March 31, 1996 and 1995, respectively. The $108,150 increase is attributable to employee additions for the opening of the Clemson Bank in June 1995 and the opening of a new branch in February of 1995. Company growth also contributed to increases in net occupancy and other operating expenses.

Management has been able to control certain costs by providing data processing and other services to its subsidiaries. These departments have been moved to the parent company in order to allocate the costs and in anticipation of additional subsidiaries.


Income Taxes

For both periods presented the effective income tax rate was approximately 37%. The income tax provision for the three months ended March 31, 1996 was $109,136 compared to $63,278 for the comparable 1995 period.

Net Income

The combination of the above factors resulted in net income of $185,731 for the quarter ended March 31, 1996 compared to $113,251 for the three months ended March 31, 1995.

The development and organization of the Clemson Bank, including initial operating expenditures, and the Company's expansion strategies negatively impacted earnings for 1995. During 1996, the Company's earnings have benefited from the growth, particularly in net interest income, and from the reduction of the loss at the Clemson Bank.

On May 8, 1996, the Company announced plans to work with a group of organizers in the capitalization of a community bank in Belton, South Carolina. The opening of the proposed bank in Belton is contingent upon regulatory approval. Management expects the opening of the proposed Belton Bank to negatively impact earnings with an estimated loss for 1996 in the range of $250,000 to $300,000.

                     COMMUNITY CAPITAL CORPORATION


Assets and Liabilities

During the first three months of 1996, total assets grew $5,187,801, or 5.40% when compared to December 31, 1995. Most of the growth was attributable to the continued demand for loans funded by the $7,283,660 increase in deposits resulting from aggressive pricing strategies by management, customer dissatisfaction with larger regional banks, and the implementation of an employee award plan. The growth in deposits has also been used to reduce other forms of borrowings. Advances from the Federal Home Loan Bank and federal funds purchased and repurchase agreements as of March 31, 1996 have decreased $651,229 and $1,493,000, respectively, when compared to December 31, 1995.

Investment Securities

Investment securities increased $1,050,119 during the period in order to maintain the percentage of investment securities to total assets.

Loans

Demand for quality loans remained stable in the Greenwood and Clemson marketplaces. Net loans increased $3,956,351 or 6.33% during the period. Balances within the major loan receivable categories as of March 31, 1996 and December 31, 1995 are as follows:

                                         March 31,      December 31,
                                           1996            1995

Commercial and agricultural            $11,766,245       $13,349,226
Real estate                             42,989,648        38,295,636
Home equity                              7,267,538         6,593,037
Consumer, installment                    3,592,979         3,721,774
Consumer, credit card and checking         939,772           868,736
Residential mortgages held for sale        610,500           299,000
Other, net                                  39,686            76,380
                                       $67,206,368       $63,203,789

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                March 31,
                                          1996            1995
Loans:
   Nonaccrual loans                    $  121,881       $    3,076

   Accruing loans more than 90
     days past due                     $    4,913       $   61,698

Loans identified by the internal
  review mechanism:

   Criticized                          $1,034,113       $1,625,465
   Classified                          $1,928,814       $2,169,698

                     COMMUNITY CAPITAL CORPORATION

Activity in the Allowance for Loan Losses
  is as follows:
                                            1996                1995

Balance, January 1,                      $   671,338       $   580,528
Provision for loan losses for the period      50,000             6,000
Net loans (charged off) recovered for
  the period                                  (3,772)           (4,219)

Balance, end of period                   $   717,566       $   582,309

Gross loans outstanding, end of period   $67,206,368       $51,628,304

Allowance for Loan Losses to loans
  outstanding                                  1.07%              1.13%


Premises and Equipment

The acquisition of a new operations center for approximately $500,000 and renovations to the new facility were the principal contributor to the $510,217 increase in premises and equipment.


Deposits

Total deposits increased $7,283,660 or 10.0% from December 31, 1995. Expressed in percentages, non-interest bearing deposits increased 9.8% and interest bearing deposits increased 10.0%.

Balances within the major deposit categories as of March 31, 1996 and December 31, 1995 are as follows:

                                         March 31,   December 31,
                                           1996          1995

Non-interest bearing demand deposits   $10,368,264  $ 9,447,005
Interest bearing demand deposits         7,987,630    8,028,202
Savings deposits                        21,564,248   17,419,236
Certificates of deposit                 40,501,092   38,243,131

                                       $80,421,234  $73,137,574

                     COMMUNITY CAPITAL CORPORATION

Liquidity

During 1995, management implemented strategies to decrease the loans-to-assets and loans-to-funds ratios. The Company continues to operate within the recommendations of the Board of Directors with a loans-to-assets ratio of 65.6% and a loans-to-funds ratio of 75.9% as of March 31, 1996. Although the amount of advances from the FHLB has decreased $651,229 from the December 31, 1995 balance of $6,243,561, management expects to continue using these advances as a source of funding. Additionally, the Company has approximately $9,500,000 of unused lines of credit for federal funds purchases available to it. Due to the continued deposit growth, the Company has decreased its purchases of federal funds by $1,493,000 since December 31, 1995.


Capital Resources

Stockholders' equity was increased by net income of $185,731 during the quarter ended March 31, 1996. Also, 7,167 stock options were exercised under the Company's Employee Incentive Stock Option Plan resulting in an increase to equity of $55,958. Due to changes in the market rates of interest, the fair value of the Company's securities available for sale decreased, which had the effect of decreasing stockholders' equity by $219,562 net of the deferred tax effects.

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

The following table summarizes the Company's risk-based capital at March 31, 1996:

Risk based capital ratios
Tier I                                             17.75%
Total capital                                      18.73%
Leverage ratio                                     12.83%

The Company anticipates the construction of a permanent facility for The Clemson Bank during 1996. The cost of the premises and equipment is expected to be in the range of $1,300,000 to $1,500,000.

                     COMMUNITY CAPITAL CORPORATION

Regulatory Matters

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

Subsequent Events

As discussed previously, the Company has announced plans for a new bank in Belton, South Carolina with an initial capitalization of $3,500,000. Management expects the Bank to open in the fourth quarter of 1996. The bank will be 100% owned by the parent Company. The Company expects to make an offering of no less than $10,000,000 of its common stock for the purpose of capitalizing the Belton Bank and future expansions.

                     COMMUNITY CAPITAL CORPORATION
                      PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

           I.  Earnings per share computations

       (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended March 31, 1996


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



                     COMMUNITY CAPITAL CORPORATION




                           By:
                                William G. Stevens
                               President & Chief Executive Officer



Date: May 13, 1996         By:
                               James H. Stark
                               Chief Financial Officer

                                                                EXHIBIT I

                     COMMUNITY CAPITAL CORPORATION
                          EARNINGS PER SHARE

                                       Three Months Ended
Primary and Fully Diluted                   March 31,
   Earnings Per Share
                                        1996        1995


Net income                           $   185,731  $113,251
Add: Interest revenue
  from assumed purchase
  of government securities,
  net of tax                                   -    14,224

Adjusted net income for
  fully diluted shares               $   185,731  $127,475
Weighted average number
  of common shares
  outstanding (1)                      1,217,068    631,752

Dilutive stock
  equivalents (1)(2)                     100,947    189,352

   Total stock and
     equivalents                       1,318,015    821,104

Earnings per share of
  common and equivalent
  share                              $       .14  $     .16

(1) Restated for the effects of the 5% stock dividend in June of 1995 and the 5% stock dividend declared April 15, 1996.

(2) Computed using the Treasury Stock Aggregate Method modified for the 20% limitation.