Form 10-K/A
period 1995-12-31
COMMUNITY CAPITAL CORP /SC/
filed 1996-06-03
CIK 832847

This amendment is solely for the purpose of filing the Financial
Data Schedule.


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO. 1
                                        TO


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

                                       COMMUNITY CAPITAL CORPORATION



Dated: June 3, 1996                  By: /s/ WILLIAM G. STEVENS
                                           -----------------------

                                           William G. Stevens
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, Greenwood National Bancorporation, and in the capacities and on the dates indicated.

       Signature                                       Title                                         Date

/s/ WILLIAM G. STEVENS
- --------------------------------------          President (Principal                             , 1996
William G. Stevens                              Executive Officer) and
                                                Director


/s/ JAMES H. STARK
- ----------------------------------------        Chief Financial                                  June 3, 1996
James H. Stark                                  Officer (Principal
                                                Financial and
                                                Accounting Officer)

/s/ PATRICIA C. EDMONDS
- ----------------------------------              Secretary and                                    June 3, 1996
Patricia C. Edmonds                             Director


             *
- ---------------------------------               Director                                         June 3, 1996
David P. Allred, M.D.

             *
- ---------------------------------               Director                                         June 3, 1996
Robert C. Coleman


             *
- --------------------------------                Director                                         June 3, 1996
John W. Drummond


             *
- --------------------------------                Director                                         June 3, 1996
Wayne Q. Justesen, Jr.





             *
- --------------------------------                Director                                        June 3, 1996
Thomas C. Lynch


            *
- --------------------------------                Director                                        June 3, 1996
H. Edward Munnerlyn


            *
- --------------------------------                Director                                        June 3, 1996
George B. Park


- -------------------------------                 Director                                        June 3, 1996
Joe H. Patrick, Jr.


            *
- ------------------------------                  Director                                        June 3, 1996
Donna W. Robinson


            *
- ------------------------------                  Director                                        June 3, 1996
George D. Rodgers


            *
- ------------------------------                  Director                                        June 3, 1996
Charles J. Rogers


            *
- ------------------------------                  Director                                        June 3, 1996
Thomas E. Skelton


            *
- ------------------------------                  Director                                        June 3, 1996
Lex D. Walters



*By: /s/ WILLIAM G. STEVENS                                                                     June 3, 1996
    ------------------------------
    (William G. Stevens) (As
    Attorney-in-Fact for each
    of the persons indicated)

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


27                     Financial Data Schedule
