Form 10-Q
period 1996-06-30
COMMUNITY CAPITAL CORP /SC/
filed 1996-08-14
CIK 832847

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                   FORM 10-Q

        X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended June 30, 1996

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

                                 (864) 961-8200
              (Registrant's telephone number, including area code)
                ------------------------------------------------

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

                1,218,336 shares of common stock, $1.00 par value

                                  PAGE 1 OF 15
                             EXHIBIT INDEX ON PAGE 2

                          COMMUNITY CAPITAL CORPORATION

                                      INDEX


PART I.  Financial Information                                                              Page No.
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 1996 and
         December 31, 1995............................................                           3

         Condensed Consolidated Statements of Income - Six months ended June 30,
         1996 and 1995 and Three months ended June 30, 1996
         and 1995. ...................................................                           4

         Condensed Consolidated Statement of Stockholders' Equity for
         the Six months ended June 30, 1996..........................                            5

         Condensed Consolidated Statements of Cash Flows - Six months
         ended June 30, 1996 and 1995................................                            6

         Notes to Condensed Consolidated Financial Statements.........                         7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations. ..............................                         9-13

PART II.  Other Information

Item 4.  Submission of Matters to a Vote of Security-Holders......                               14

Item 6.  Exhibits and Reports on Form 8-K. .......................                               14

         (a) Exhibits. ...........................................                               15

         (b) Reports on Form 8-K. ................................                               14

                          COMMUNITY CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                                  JUNE 30,          DECEMBER 31,
                                                                                                    1996                 1995
                                                                                          ------------------    ------------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                                 $        4,198,348    $        2,949,289
  Interest bearing balances due from banks                                                            79,938
  Federal funds sold                                                                                 560,000             2,330,000
                                                                                          ------------------    ------------------
                                                                                                   4,838,286             5,279,289

Securities available-for-sale                                                                     23,129,720            22,445,925

Loans receivable                                                                                  69,989,041            63,203,789
   Less allowance for loan losses                                                                   (761,811)             (671,338)
                                                                                          ------------------    ------------------
     Loans, net                                                                                   69,227,230            62,532,451

Premises, furniture & equipment, net                                                               3,010,520             2,530,820

Other assets                                                                                       3,634,190             3,311,492
                                                                                          ------------------    ------------------

    Total assets                                                                          $      103,839,946    $       96,099,977
                                                                                          ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:

Deposits:
  Non-interest bearing                                                                    $       10,596,702    $        9,447,005
  Interest bearing                                                                                69,691,168            63,690,569
                                                                                          ------------------    ------------------
                                                                                                  80,287,870            73,137,574
Federal funds purchased and securities
  sold under agreements to repurchase                                                              4,383,000             3,034,000

Advances from Federal Home Loan Bank                                                               5,357,964             6,243,561

Accrued interest and other liabilities                                                               921,416               753,272
                                                                                          ------------------    ------------------

    Total liabilities                                                                             90,950,250            83,168,407
                                                                                          ------------------    ------------------

SHAREHOLDERS' EQUITY:

Common stock, $1 par value, 10,000,000 shares
  authorized, 1,218,336 and 1,153,060 shares
  issued and outstanding at June 30, 1996 and
  December 31, 1995, respectively                                                                  1,218,336             1,153,060
Surplus                                                                                           11,998,129            11,254,039
Unrealized gain (loss) on securities
 available-for-sale, net of deferred taxes                                                          (308,516)              177,297
Retained earnings (deficit)                                                                          (18,253)              347,174
                                                                                          ------------------    ------------------

    Total shareholders' equity                                                                    12,889,696            12,931,570
                                                                                          ------------------    ------------------

    Total liabilities and shareholders' equity                                           $       103,839,946   $        96,099,977
                                                                                         ===================   ===================


            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                             Six Months Ended                            Three Months Ended
                                                                  June 30,                                    June 30,
                                              ----------------------------------------    -------------------------------
                                                          1996                  1995                  1996                1995
                                              ----------------------------------------    ------------------------------------
Interest income:
   Loans, including fees                     $         3,101,627   $         2,404,875   $         1,601,695   $         1,269,540
   Securities                                            695,018               284,938               355,576               170,673
   Other interest income                                  57,348                32,994                18,069                31,507
                                              ------------------    ------------------    ------------------    ------------------
                                                       3,853,993             2,722,807             1,975,340             1,471,720
                                              ------------------    ------------------    ------------------    ------------------
Interest expense:
   Deposit accounts                                    1,651,320             1,002,359               813,146               567,803
   FHLB advances                                         154,090               188,239                73,612                97,944
   Other interest expense                                 90,056                51,784                65,159                29,969
                                              ------------------    ------------------    ------------------    ------------------
                                                       1,895,466             1,242,382               951,917               695,716
                                              ------------------    ------------------    ------------------    ------------------

Net interest income                                    1,958,527             1,480,425             1,023,423               776,004

Provision for loan losses                                105,000                22,373                55,000                16,373
                                              ------------------    ------------------    ------------------    ------------------
Net interest income after
   provision for loan losses                           1,853,527             1,458,052             968,423               759,631
                                                       ---------             ---------             -------               -------


Other operating income:
   Service charges                                       250,712               196,177               131,307               102,364
   Residential mortgage
     origination fees                                    132,649                43,521                72,570                23,473
   Gain (loss) on sales
     of securities                                        17,033               (21,638)               11,852                     0
   Other income                                          253,168               117,696               121,534                26,663
                                              ------------------    ------------------    ------------------    ------------------
                                                         653,562               335,756               337,263               152,500
                                              ------------------    ------------------    ------------------    ------------------

Other operating expenses:
  Salaries and benefits                                  916,909               653,717               465,137               310,095
  Net occupancy expense                                  286,975               168,673               146,777                71,367
  Other operating expenses                               695,976               567,444               381,411               303,224
                                              ------------------    ------------------    ------------------    ------------------
                                                       1,899,860             1,389,834               993,325               684,686
                                              ------------------    ------------------    ------------------    ------------------

Income before taxes                                      607,229               403,974               312,361               227,445

Income tax provision                                     217,143               147,045               108,007                83,767
                                              ------------------    ------------------    ------------------    ------------------

Net income                                   $           390,086   $           256,929   $           204,354   $           143,678
                                             ===================   ===================   ===================   ===================

Earnings per share:
  Primary                                                    .30                   .35                   .16                   .19
                                              ------------------    ------------------    ------------------    ------------------

  Fully diluted                                              .30                   .35                   .16                   .19
                                              ------------------    ------------------    ------------------    ------------------

WEIGHTED AVERAGE COMMON SHARES
 AND EQUIVALENTS
  Primary                                              1,316,551               843,418             1,339,055               866,040
                                              ------------------    ------------------    ------------------    ------------------

  Fully diluted                                        1,316,551               843,418             1,339,055               866,040
                                              ------------------    ------------------    ------------------    ------------------

            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     for the six months ended June 30, 1996
                                   (UNAUDITED)


                                                                                     Unrealized
                                                                                     Gain (loss)
                                                                                     on Securi-
                                              Common Stock                            ties For          Retained         Total
                                   Shares           Amount            Surplus        Sale, Net          Earnings         Equity
Balance,
 December 31, 1995                1,153,060  $     1,153,060   $    11,254,039  $       177,297   $       347,174 $     12,931,570

Proceeds from
  exercise of
  stock options                       7,785            7,785            54,198                                              61,983

5% stock dividend                    57,491           57,491           689,892                           (755,513)          (8,130)

Change in fair
 value for the
 period                                                                                (485,813)                          (485,813)

Net income
 for the period                                                                                           390,086          390,086
                             --------------   --------------    --------------   --------------    --------------  ---------------

Balance, June
 30, 1996                         1,218,336  $     1,218,336   $    11,998,129  $      (308,516)         $(18,253)     $12,889,696
                             ==============  ===============   ===============  ===============    ==============  ================





            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                                     1996              1995
                                                                                          ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $           390,086   $           256,929
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation                                                                                    200,316               140,948
     Provision for possible loan losses                                                              105,000                22,373
     Amortization of organizational costs                                                              6,812                19,113
     Amortization less accretion on investments                                                       31,396                21,517
     Amortization of deferred loan costs                                                              64,393                36,732
     (Gain) loss on sale of securities                                                               (17,033)               21,638
     Disbursements for mortgages held for sale                                                    (5,268,155)             (953,280)
     Proceeds of sales of residential mortgages                                                    5,352,780               878,285
     Increase in interest receivable                                                                 (68,022)             (107,866)
     Increase in interest payable                                                                     83,393               105,254
     Decrease in other assets                                                                         17,217               134,150
     Increase (decrease) in other liabilities                                                         84,751              (128,020)
                                                                                          ------------------    ------------------
         Net cash provided by operating activities                                                   982,934               447,773
                                                                                          ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                                                             (6,948,797)           (3,392,951)
   Purchases of securities available-for-sale                                                     (9,406,105)           (4,661,897)
   Sales of securities available-for-sale                                                          4,012,383               977,891
   Maturities of securities available-for-sale                                                     3,931,046               500,000
   Purchases of investments held-to-maturity                                                                            (1,406,374)
   Maturities of investments held-to-maturity                                                                              100,000
   Purchases of premises and equipment                                                              (680,016)             (529,633)
                                                                                          ------------------    ------------------
        Net cash used by investing activities                                                     (9,091,489)           (8,412,964)
                                                                                          ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of capital stock                                                                                                 5,272,304
   Proceeds from exercise of stock options                                                            61,983
   Stock dividend fractional shares paid in cash                                                      (8,130)
   Repayment of organizational notes                                                                                      (457,189)
   Net increase in deposits accounts                                                               7,150,296            13,382,284
   Proceeds from FHLB borrowings                                                                   2,700,000             4,650,000
   Repayments of FHLB borrowings                                                                  (3,585,597)           (3,363,042)
   Net increase (decrease) fed funds purchased                                                     1,349,000            (2,534,000)
                                                                                          ------------------    ------------------
       Net cash provided by financing activities                                                   7,667,552            16,950,357
                                                                                          ------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (441,003)            8,985,166

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     5,279,289             3,038,958
                                                                                          ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $         4,838,286   $        12,024,124
                                                                                         -------------------   ===================

 Cash paid during the period for:
   Income taxes                                                                          $           148,400   $           173,641
   Interest                                                                              $         1,812,073   $         1,137,128

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to stockholders. The financial statements as of June 30, 1996 and for the interim periods ended June 30, 1996 and 1995 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1995 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 1995 Annual Report.

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

Management has elected to continue accounting for grants under the Company's stock option plans based on the provisions of APB Opinion No. 25 with pro forma disclosures in the financial statements as if the fair value method had been used. As permitted by FASB 123, the Company will not apply the disclosure requirements to complete interim financial statements.

Note 3- Borrowings

As of June 30, 1996, the Company obtained a $5,000,000 unsecured line of credit from another financial institution. $3,500,000 of this line is expected to be used to capitalize the Belton Bank (see note 4 below). Approximately $900,000 were used subsequent to June 30, 1996 to acquire approximately 4.9% of the outstanding common stock of another bank holding company, and approximately $600,000 will be used to purchase data processing and branch equipment. The remainder of the line will be available for general corporate purposes.

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 4 - Shareholders' Equity

On April 15, 1996 the Board of Directors declared a 5% stock dividend. Accordingly, amounts equal to the fair market value of the additional shares issued have been charged to retained earnings and credited to common stock and capital surplus. Earnings per share and weighted average shares outstanding have been restated to reflect the 5% stock dividend. Cash was paid for fractional shares.

The Company has announced plans for a new community bank in Belton, South Carolina with an expected initial capitalization of $3,500,000. Management expects the bank to open in the fourth quarter of 1996. The bank will be 100% owned by the parent Company. The Company expects to borrow $3,500,000 for the purpose of capitalizing the Belton Bank (see Note 3 above). The opening of the proposed bank is contingent upon regulatory approval.

                          COMMUNITY CAPITAL CORPORATION

Item 2.  Management's Discussion and Analysis of Financial Condition

The following is a discussion of the Company's financial condition as of June 30, 1996 compared to December 31, 1995, and the results of operations for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995. These results reflect the net results of the Clemson Bank which commenced business on June 22, 1995. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the six months ended June 30, 1996, net interest income increased $478,102, or 32.29% over the six months ended June 30, 1995. For the quarter ended June 30, 1996, net interest income increased $247,419, or 31.88% over the second quarter of 1995.

The improvement in both the six and three month periods ended June 30, 1996 is related to an increase in the volume of interest earning assets and is partially offset by the increase in the rates paid on deposit accounts and a decline in the rates earned on assets largely due to a decrease in the percentage of loans to total earning assets. The increase in the volume of both assets and liabilities was attributable to growth in the branch opened during February of 1995, the opening of the Clemson Bank in June 1995, management's ability to strengthen its influence in the Greenwood market, and strategies implemented by management during 1995 to decrease the loans-to-funds and loans-to-assets ratios.

Interest expense on liability accounts increased 52.57% and 36.83% for the six months and for the quarter ended June 30, 1996, respectively, due mainly to an increase in the volume of interest bearing deposits which were used to fund the growth in loans and investment securities. Interest expense was also affected by an increase in the rates paid on deposits due to the general influence of prime rate changes and a competitive pricing program to compete with other community banks and regional banks.

The influence of the factors above had the effect of decreasing the interest rate spread approximately 58 basis points to 3.49% and decreasing the net yield on earning assets 49 basis points to 4.26% for the six months period ended June 30, 1996. Also, the influence of the factors above had the effect of decreasing, for the quarter ended June 30, 1996, the interest rate spread approximately 21 basis points to 3.64% and decreasing the net yield on earning assets 22 basis points to 4.38%.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months and the quarter ended June 30, 1996, the provision was $105,000 and $55,000, respectively, an increase of $82,627 and $38,627 over the 1995 comparable periods, respectively. The increases do not reflect a negative trend in nonperforming or classified assets but is indicative of management's decision to maintain the target ratio of the allowance for loan losses to total loans. Based on present information, management believes the allowance for loan losses is adequate at June 30, 1996 to meet presently known and inherent risks in the loan portfolio.

                          COMMUNITY CAPITAL CORPORATION

Non-Interest Income

Total non-interest income for the six months ended June 30, 1996 was $653,562, an increase of $317,806 or 94.65%, from the comparable period in 1995. Total non-interest income for the quarter ended June 30, 1996, was $337,263, an increase of $184,763 or 121.16%, from the comparable period in 1995.

The improvement in both the six and three month periods ended June 30, 1996, is primarily due to the increase in fees from the sale of residential mortgages and from the sale of mutual funds in addition to an increase in all other categories of other income due to overall growth in the Company.


Non-Interest Expense

Total non-interest expense for the six months ended June 30, 1996 was $1,889,860, an increase of $510,026 or 36.70% higher than the non-interest expense of $1,389,834 for the six months ended June 30, 1995. For the quarter ended June 30, 1996, non-interest expense was $993,325, an increase of $308,639 or 45.08% higher than the non-interest expense of $684,686 for the quarter ended June 30, 1995.

The primary component of non-interest expense is salaries and benefits, which, for the six months and quarter ended June 30, 1996, increased by $263,192 and $155,042, an increase of 40.26% and 50%, respectively, over the comparable 1995 periods.

The increase in total non-interest expense and all categories of non-interest expense for the periods being presented is due primarily to the opening of the Clemson Bank on June 22, 1995.

Income Taxes

For all periods presented the effective income tax rate was approximately 36%. The income tax provision for the six months and the quarter ended June 30, 1996 was $217,143 and $108,007, compared to $147,045 and $83,767 for the comparable 1995 periods, respectively.

Net Income

The combination of the above factors resulted in net income for the six months ended June 30, 1996 of $390,086 as compared to $256,929 for the comparable period in 1995, an increase of $133,157, or 51.83%. For the quarter ended June 30, 1996, net income was $204,354 as compared to $143,678 for the comparable period in 1995, an increase of $60,676 or 42.23%.

The development and organization of the Clemson Bank, including initial operating expenditures, and the Company's expansion strategies negatively impacted earnings for 1995. During 1996, the Company's earnings have benefited from the growth, particularly in net interest income, of the Clemson Bank.

On May 8, 1996, the Company announced plans to work with a group of organizers in the capitalization of a community bank in Belton, South Carolina. The opening of the proposed bank in Belton is contingent upon regulatory approval. Management expects the opening of the proposed Belton Bank to negatively impact earnings with an estimated loss for 1996 in the range of $250,000 to $300,000.

                          COMMUNITY CAPITAL CORPORATION

Assets and Liabilities

During the first six months of 1996, total assets grew $7,739,969, or 8.05% when compared to December 31, 1995. Most of the growth was attributable to the continued demand for loans funded by the $7,150,296 increase in deposits resulting from aggressive pricing strategies by management, customer dissatisfaction with larger regional banks, and the implementation of an employee award plan.

Investment Securities

Investment securities increased $683,795 during the period in order to maintain the percentage of investment securities to total assets.

Loans

Demand for quality loans remained strong in the Greenwood marketplace. Net loans increased $6,694,779 or 10.71% during the period. Balances within the major loan receivable categories as of June 30, 1996 and December 31, 1995 are as follows:


                                                                              June 30,              December 31,
                                                                                1996                    1995
                                                                     --------------------     --------------------
Commercial and agricultural                                          $         12,293,902     $         13,349,226
Real estate                                                                    44,366,814               38,295,636
Home equity                                                                     7,861,014                6,593,037
Consumer, installment                                                           3,957,321                3,721,774
Consumer, credit card and checking                                              1,131,103                  868,736
Residential mortgages held for sale                                               281,500                  299,000
Other, net                                                                         97,387                   76,380
                                                                     --------------------     --------------------
                                                                     $         69,989,041     $         63,203,789
                                                                     ====================     ====================

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                                        June 30,
                                                                     ----------------------------------------------
                                                                              1996                     1995
                                                                     --------------------     ---------------------
Loans:
   Nonaccrual loans                                                  $            121,881     $              8,881

   Accruing loans more than 90
     days past due                                                   $            206,128     $             67,000

Loans identified by the internal
  review mechanism:

   Criticized                                                        $          1,501,184     $          1,429,462

   Classified                                                        $          2,026,648     $          2,053,957

                          COMMUNITY CAPITAL CORPORATION


Activity in the Allowance for Loan Losses is as follows:


                                                                               1996                    1995
                                                                     --------------------     -------------------
Balance, January 1,                                                  $            671,338     $            580,528
Provision for loan losses for the period                                          105,000                   22,373
Net loans (charged off) recovered for
  the period                                                                      (14,527)                  (4,219)
                                                                     --------------------     ---------------------

Balance, end of period                                               $            761,811     $            598,682
                                                                     ====================     ====================

Gross loans outstanding, end of period                               $         69,989,041     $         53,992,078

Allowance for Loan Losses to loans outstanding                                       1.09                     1.11%


Premises and Equipment

The acquisition of a new operations center for approximately $500,000 and renovations to the new facility were the principal contributor to the $479,700 increase in premises and equipment net of accumulated depreciation.


Deposits

Total deposits increased $7,150,296 or 9.78% from December 31, 1995. Expressed in percentages, non-interest bearing deposits increased 12.17% and interest bearing deposits increased 9.42%.

Balances within the major deposit categories as of June 30, 1996 and December 31, 1995 are as follows:


                                                                             June 30,            December 31,
                                                                               1996                   1995
                                                                     --------------------     --------------------
Non-interest bearing demand deposits                                 $         10,596,702     $          9,447,005
Interest bearing demand deposits                                                8,622,274                8,028,202
Savings deposits                                                               20,507,970               17,419,236
Certificates of deposit                                                        40,560,924               38,243,131
                                                                     --------------------     --------------------

                                                                     $         80,287,870     $         73,137,574
                                                                     ====================     ====================

Liquidity

During 1995, management implemented strategies to decrease the loans-to-assets and loans-to-funds ratios. The Company continues to operate within the recommendations of the Board of Directors with a loans-to-assets ratio of 66.7% and a loans-to-funds ratio of 76.9% as of June 30, 1996. Although the amount of advances from the FHLB has decreased $885,597 from the December 31, 1995 balance of $6,243,561, management expects to continue using these advances as a source of funding. Additionally, the Company has approximately $9,300,000 of unused lines of credit for federal funds purchases available to it.

                          COMMUNITY CAPITAL CORPORATION


Capital Resources

Stockholders' equity was increased by net income of $390,086 for the six months ended June 30, 1996. Also, 7,785 stock options were exercised under the Company's Employee Incentive Stock Option Plan resulting in an increase to equity of $61,983. Due to changes in the market rates of interest, the fair value of the Company's securities available for sale decreased, which had the effect of decreasing stockholders' equity by $485,813 net of the deferred tax effects.

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

The following table summarizes the Company's risk-based capital at June 30, 1996:

Risk based capital ratios
Tier I                                               17.3%
Total capital                                        18.3%
Leverage ratio                                       13.1%

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

                          COMMUNITY CAPITAL CORPORATION
                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

On May 20, 1996, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing eight members to the board of directors; (b) ratifying the appointment of Tourville, Simpson & Henderson, certified public accountants, as the Company's independent auditors for the fiscal year ending December 31, 1996; and (c)to ratify the adoption of an amemdment to the Company's Incentive Stock Option and Nonstatutory Stock Option Plan (1993). Each of the nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company, Tourville, Simpson & Henderson received the requisite number of affirmative votes required for approval pursuant to the Bylaws of the Company, and adoption of the amendment to the Company's Incentive Stock Option and Nonstatutory Plan was ratified by the required number of affirmative votes of shareholders required for such amendments. Of the 1,160,227 outstanding shareholders of the Company, 656,227 shareholders either voted in person or by proxy for the three matters presented for shareholders' approval.

Item 6. Exhibits and Reports on Form 8-K

              (a)   Exhibits

              I. Earnings per share computations

              (b)   Reports on Form 8-K

                    During the quarter ended June 30, 1996 the Company did not file any reports on Form 8-k.


Items 1, 2 and 5 are not applicable.

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



                          COMMUNITY CAPITAL CORPORATION




                           By:
                               William G. Stevens
                               President & Chief Executive Officer




Date: August 13, 1996      By:
                               James H. Stark
                               Chief Financial Officer

                                                                       EXHIBIT I

                          COMMUNITY CAPITAL CORPORATION
                               EARNINGS PER SHARE



                                                     Six Months Ended                  Three Months Ended
Primary and Fully Diluted                               June 30,                             June 30,
                                                  --------------------                    --------------
   Earnings Per Share                               1996               1995              1996               1995
- --------------------------                  --------------     --------------    --------------     ------------
Net income                                  $      390,086     $      256,929    $      204,354     $      143,678
Add: Interest revenue
  from assumed purchase
  of government securities,
  net of tax                                         1,412             39,408             3,331             18,800
                                            --------------     --------------    --------------     --------------

Adjusted net income for
  fully diluted shares                      $      391,498     $      296,337    $      207,685     $      162,478
                                            ==============     ==============    ==============     ==============
Weighted average number
  of common shares
  outstanding                                    1,217,310            659,639    1,218,065                 687,916
Dilutive stock
  equivalents                                       99,241            183,779           120,990            178,124
                                            --------------     --------------    --------------     --------------
   Total stock and
     equivalents                                 1,316,551            843,418         1,339,055            866,040
                                                 =========     ==============         =========     ==============
Earnings per share of
  common and equivalent
  share                                     $          .30     $          .35    $          .16     $          .19
                                            ==============     ==============    ==============     ==============

(1) Restated for the effect of the 5% stock dividend in May of 1996.

(2) Computed using the Treasury Stock Aggregate Method modified for the 20% limitation.