Form 10-Q
period 1996-09-30
COMMUNITY CAPITAL CORP /SC/
filed 1996-11-12
CIK 832847

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                   FORM 10-Q
        X
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                 (864) 941-8200
              (Registrant's telephone number, including area code)
                ------------------------------------------------

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

                1,219,109 SHARES OF COMMON STOCK, $1.00 PAR VALUE

                                  PAGE 1 OF 16
                             EXHIBIT INDEX ON PAGE 2

                          COMMUNITY CAPITAL CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION                                        Page No.

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 1996 and
     December 31, 1995............................................            3

         Condensed Consolidated Statements of Income - Nine months ended September 30, 1996 and 1995 and Three months ended September
     30, 1996 and 1995............................................           4


     Condensed Consolidated Statement of Stockholders' Equity for
         the Nine months ended September 30, 1996.....................       5

         Condensed Consolidated Statements of Cash Flows - Nine months
     ended September 30, 1996 and 1995. ..........................           6

         Notes to Condensed Consolidated Financial Statements.........     7-8

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations. ..............................    9-14

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. .......................         15

         (a) Reports on Form 8-K. ................................        15



         (b) Exhibits. ...........................................         16

                          COMMUNITY CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                      1996                   1995
                                                          ---------------------- ----------------------

CASH AND CASH EQUIVALENTS:
  CASH AND DUE FROM BANKS                                    $        2,929,711    $        2,836,229
  INTEREST BEARING BALANCES DUE FROM BANKS                               57,876               113,060
  FEDERAL FUNDS SOLD                                                  1,900,000             2,330,000
                                                             ------------------    ------------------
                                                                      4,887,587             5,279,289

SECURITIES AVAILABLE-FOR-SALE                                        23,374,411            22,445,925

LOANS RECEIVABLE                                                     76,022,960            63,203,789
   LESS ALLOWANCE FOR LOAN LOSSES                                      (779,812)             (671,338)
                                                             ------------------    ------------------
     LOANS, NET                                                      75,243,148            62,532,451

PREMISES, FURNITURE & EQUIPMENT, NET                                  3,829,310             2,530,820

OTHER ASSETS                                                          4,248,803             3,311,492
                                                             ------------------    ------------------

    TOTAL ASSETS                                             $      111,583,259    $       96,099,977
                                                             ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:

DEPOSITS:
  NON-INTEREST BEARING                                       $       11,448,381    $        9,447,005
  INTEREST BEARING                                                   73,829,574            63,690,569
                                                             ------------------    ------------------
                                                                     85,277,955            73,137,574
FEDERAL FUNDS PURCHASED AND SECURITIES
  SOLD UNDER AGREEMENTS TO REPURCHASE                                 5,468,000             3,034,000
ADVANCES FROM THE FEDERAL HOME LOAN BANK                              5,123,665             6,243,561
NOTE PAYABLE                                                          1,350,000
ACCRUED INTEREST AND OTHER LIABILITIES                                1,106,266               753,272
                                                             ------------------    ------------------

    TOTAL LIABILITIES                                                98,325,886            83,168,407
                                                             ------------------    ------------------

SHAREHOLDERS' EQUITY:

COMMON STOCK, $1 PAR VALUE, 10,000,000 SHARES
  AUTHORIZED, 1,219,109 AND 1,153,060 SHARES
  ISSUED AND OUTSTANDING AT SEPTEMBER 30, 1996 AND
  DECEMBER 31, 1995, RESPECTIVELY                                     1,219,109             1,153,060
SURPLUS                                                              12,004,282            11,254,039
UNREALIZED GAIN (LOSS) ON SECURITIES
 AVAILABLE-FOR-SALE, NET OF DEFERRED TAXES                             (139,534)              177,297
RETAINED EARNINGS                                                       173,516               347,174
                                                             ------------------    ------------------

    TOTAL SHAREHOLDERS' EQUITY                                       13,257,373            12,931,570
                                                             ------------------    ------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $       111,583,259   $        96,099,977
                                                            ===================   ===================



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          COMMUNITY CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                         NINE MONTHS ENDED                           THREE MONTHS ENDED
                                                           SEPTEMBER 30,                               SEPTEMBER 30,
                                              ----------------------------------------    -----------------------------------
                                                          1996                  1995                  1996                1995
                                              ----------------------------------------    ------------------------------------


INTEREST INCOME:
   LOANS, INCLUDING FEES                     $         4,795,484   $         3,707,009   $         1,693,857   $         1,302,134
   SECURITIES                                          1,049,558               539,954               354,540               310,915
   OTHER INTEREST INCOME                                  75,354                90,787                18,006                51,769
                                              ------------------    ------------------    ------------------    ------------------
                                                       5,920,396             4,337,750             2,066,403             1,664,818
                                              ------------------    ------------------    ------------------    ------------------
INTEREST EXPENSE:
   DEPOSIT ACCOUNTS                                    2,507,847             1,688,178               856,527               685,819
   FHLB ADVANCES                                         225,638               290,639                71,548               102,400
   OTHER INTEREST EXPENSE                                166,220                72,243                76,164                20,459
                                              ------------------    ------------------    ------------------    ------------------
                                                       2,899,705             2,051,060             1,004,239               808,678
                                              ------------------    ------------------    ------------------    ------------------

NET INTEREST INCOME                                    3,020,691             2,286,690             1,062,164               856,140

PROVISION FOR LOAN LOSSES                                123,000                55,881                18,000                33,508
                                              ------------------    ------------------    ------------------    ------------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                            2,897,691             2,230,809             1,044,164             822,632
                                                        ---------             ---------             ---------             -------


OTHER OPERATING INCOME:
   SERVICE CHARGES                                       382,275               290,123               131,563                93,946
   RESIDENTIAL MORTGAGE
     ORIGINATION FEES                                    184,256                88,770                51,607                45,249
   GAIN (LOSS) ON SALES
     OF SECURITIES                                        17,033               (21,683)
   OTHER INCOME                                          379,908               336,798               126,740                50,753
                                              ------------------    ------------------    ------------------    ------------------
                                                         963,472               694,008               309,910               189,948
                                              ------------------    ------------------    ------------------    ------------------

OTHER OPERATING EXPENSES:
  SALARIES AND BENEFITS                                1,442,845             1,116,025               525,936               407,536
  NET OCCUPANCY EXPENSE                                  525,474               339,299               238,499               106,969
  OTHER OPERATING EXPENSES                               990,411               907,212               294,435               339,768
                                              ------------------    ------------------    ------------------    ------------------
                                                       2,958,730             2,362,536             1,058,870               854,273
                                              ------------------    ------------------    ------------------    ------------------

INCOME BEFORE TAXES                                      902,433               562,281               295,204               158,307

INCOME TAX PROVISION                                     320,578               207,738               103,435                60,693
                                              ------------------    ------------------    ------------------    ------------------

NET INCOME                                   $           581,855   $           354,543   $           191,769   $            97,614
                                             ===================   ===================   ===================   ===================

EARNINGS PER SHARE:
  PRIMARY                                                    .44                   .38                   .15                   .08
                                              ------------------    ------------------    ------------------    ------------------

  FULLY DILUTED                                              .44                   .38                   .15                   .08
                                              ------------------    ------------------    ------------------    ------------------

WEIGHTED AVERAGE COMMON SHARES
 AND EQUIVALENTS
  PRIMARY                                              1,341,708               989,149             1,389,164             1,275,855
                                              ------------------    ------------------    ------------------    ------------------

  FULLY DILUTED                                        1,341,708               989,149             1,389,164             1,275,855
                                              ------------------    ------------------    ------------------    ------------------



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          COMMUNITY CAPITAL CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)




                                                                                     UNREALIZED
                                                                                     GAIN (LOSS)
                                                                                     ON SECURI-
                                         COMMON STOCK                                TIES FOR          RETAINED          TOTAL
                                   SHARES           AMOUNT            SURPLUS        SALE, NET          EARNINGS         EQUITY


BALANCE,
 DECEMBER 31, 1995                1,153,060  $     1,153,060   $    11,254,039  $       177,297   $       347,174 $     12,931,570

PROCEEDS FROM
  EXERCISE OF
  STOCK OPTIONS                       8,558            8,558            60,351                                              68,909

5% STOCK DIVIDEND                    57,491           57,491           689,892                           (755,513)          (8,130)

CHANGE IN FAIR
 VALUE FOR THE
 PERIOD                                                                                (316,831)                          (316,831)

NET INCOME
 FOR THE PERIOD                                                                                           581,855          581,855
                             --------------   --------------    --------------   --------------    --------------  ---------------

BALANCE, SEPTEMBER
 30, 1996                         1,219,109  $     1,219,109   $    12,004,282  $      (139,534)         $173,516      $13,257,373
                             ==============  ===============   ===============  ===============          ========      ===========






            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          COMMUNITY CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           1996                  1995
                                                                ------------------    ---------------



CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                  $           581,855   $           354,543
     ADJUSTMENTS TO RECONCILE NET INCOME TO
       NET CASH PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION                                                          316,142               225,111
     PROVISION FOR POSSIBLE LOAN LOSSES                                    123,000                55,881
     AMORTIZATION OF ORGANIZATIONAL COSTS                                   10,256                29,405
     AMORTIZATION LESS ACCRETION ON INVESTMENTS                             41,190                35,308
     AMORTIZATION OF DEFERRED LOAN COSTS                                    97,148                60,946
     (GAIN) LOSS ON SALE OF SECURITIES                                     (17,033)               21,683
     DISBURSEMENTS FOR MORTGAGES HELD FOR SALE                          (7,611,860)           (1,868,590)
     PROCEEDS OF SALES OF RESIDENTIAL MORTGAGES                          7,717,260             1,947,890
     INCREASE IN INTEREST RECEIVABLE                                       (37,294)             (357,446)
     INCREASE IN INTEREST PAYABLE                                          225,026               252,457
     DECREASE IN OTHER ASSETS                                              165,997               292,828
     INCREASE (DECREASE) IN OTHER LIABILITIES                              127,968               (69,379)
                                                                ------------------    ------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                       1,739,655               980,637
                                                                ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   NET INCREASE IN LOANS TO CUSTOMERS                                  (13,036,245)           (7,282,021)
   PURCHASES OF SECURITIES AVAILABLE-FOR-SALE                           (9,406,105)          (13,271,187)
   SALES OF SECURITIES AVAILABLE-FOR-SALE                                4,012,383               986,467
   MATURITIES OF SECURITIES AVAILABLE-FOR-SALE                           3,944,345             1,000,000
   PURCHASES OF INVESTMENTS HELD-TO-MATURITY                                                  (2,323,395)
   MATURITIES OF INVESTMENTS HELD-TO-MATURITY                                                    100,000
   PURCHASES OF NONMARKETABLE EQUITY SECURITIES                           (896,367)
   PURCHASES OF PREMISES AND EQUIPMENT                                  (1,614,632)             (954,665)
                                                                ------------------    ------------------
        NET CASH USED BY INVESTING ACTIVITIES                          (16,996,621)          (21,744,801)
                                                                ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   SALE OF CAPITAL STOCK                                                                       6,187,063
   PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                  68,909
   STOCK DIVIDEND FRACTIONAL SHARES PAID IN CASH                            (8,130)               (4,194)
   REPAYMENT OF ORGANIZATIONAL NOTES                                                            (457,189)
   NET INCREASE IN DEPOSITS ACCOUNTS                                    12,140,381            18,107,377
   PROCEEDS FROM FHLB BORROWINGS                                         2,700,000             5,050,000
   REPAYMENTS OF FHLB BORROWINGS                                        (3,819,896)           (4,497,340)
   PROCEEDS FROM OTHER BORROWINGS                                        1,350,000
   NET INCREASE (DECREASE) FED FUNDS PURCHASED AND REPOS                 2,434,000            (1,174,000)
                                                                         ---------             ----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                        14,865,264            23,211,717
                                                                ------------------     ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (391,702)            2,447,553

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           5,279,289             3,038,958
                                                                ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $         4,887,587   $         5,486,511
                                                               -------------------   ===================

 CASH PAID DURING THE PERIOD FOR:
   INCOME TAXES                                                $           219,100   $           185,641
   INTEREST                                                    $         2,674,679   $         1,798,603



                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE REQUIREMENTS FOR INTERIM FINANCIAL STATEMENTS AND, ACCORDINGLY, THEY ARE CONDENSED AND OMIT DISCLOSURES WHICH WOULD SUBSTANTIALLY DUPLICATE THOSE CONTAINED IN THE MOST RECENT ANNUAL REPORT TO STOCKHOLDERS. THE FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 1996 AND FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 1996 AND 1995 ARE UNAUDITED AND, IN THE OPINION OF MANAGEMENT, INCLUDE ALL ADJUSTMENTS (CONSISTING OF NORMAL RECURRING ACCRUALS) CONSIDERED NECESSARY FOR A FAIR PRESENTATION. THE FINANCIAL INFORMATION AS OF DECEMBER 31, 1995 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AS OF THAT DATE. FOR FURTHER INFORMATION, REFER TO THE FINANCIAL STATEMENTS AND THE NOTES INCLUDED IN THE COMPANY'S 1995 ANNUAL REPORT.

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

NOTE 3- NOTE PAYABLE

THE COMPANY HAS A $5,000,000 UNSECURED LINE OF CREDIT FROM AN UNRELATED FINANCIAL INSTITUTION WITH AN OUTSTANDING BALANCE OF $1,350,000 AS OF SEPTEMBER 30, 1996. MANAGEMENT WILL CONTINUE TO USE THIS LINE AS A SOURCE OF FUNDS BUT EXPECTS TO PAY OFF THE NOTE DURING THE NEXT SIX MONTHS.

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

THE COMPANY HAS ANNOUNCED PLANS TO WORK WITH GROUPS OF ORGANIZERS IN THE CAPITALIZATION OF COMMUNITY BANKS IN BELTON, NEWBERRY AND BARNWELL, SOUTH CAROLINA. MANAGEMENT EXPECTS THE OPENING OF THESE BANKS TO NEGATIVELY IMPACT EARNINGS DUE TO THE PRE-OPENING EXPENSES AND STARTUP COSTS.

                          COMMUNITY CAPITAL CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

THE FOLLOWING IS A DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION AS OF SEPTEMBER 30, 1996 COMPARED TO DECEMBER 31, 1995, AND THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995. THESE RESULTS REFLECT THE NET RESULTS OF THE CLEMSON BANK WHICH COMMENCED BUSINESS ON JUNE 22, 1995. THESE COMMENTS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING FOOTNOTES APPEARING IN THIS REPORT.

RESULTS OF OPERATIONS

NET INTEREST INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996, NET INTEREST INCOME INCREASED $734,001, OR 32.09% OVER THE NINE MONTHS ENDED SEPTEMBER 30, 1995. FOR THE QUARTER ENDED SEPTEMBER 30, 1996, NET INTEREST INCOME INCREASED $206,024, OR 24.06% OVER THE THIRD QUARTER OF 1995.

THE IMPROVEMENT IN BOTH THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996 IS RELATED TO AN INCREASE IN THE VOLUME OF INTEREST EARNING ASSETS, PARTICULARLY LOANS. THE INCREASE IN THE VOLUME OF BOTH ASSETS AND LIABILITIES WAS ATTRIBUTABLE TO GROWTH IN THE BRANCH OPENED DURING FEBRUARY OF 1995, THE OPENING OF THE CLEMSON BANK IN JUNE 1995, MANAGEMENT'S ABILITY TO STRENGTHEN ITS INFLUENCE IN THE GREENWOOD MARKET, AND STRATEGIES IMPLEMENTED BY MANAGEMENT DURING 1995 TO DECREASE THE LOANS-TO-FUNDS AND LOANS-TO-ASSETS RATIOS.

INTEREST EXPENSE ON LIABILITY ACCOUNTS INCREASED 41.38% AND 24.18% FOR THE NINE MONTHS AND FOR THE QUARTER ENDED SEPTEMBER 30, 1996, RESPECTIVELY, DUE MAINLY TO AN INCREASE IN THE VOLUME OF INTEREST BEARING DEPOSITS WHICH WERE USED TO FUND THE GROWTH IN LOANS. THE COMPANY HAS ALSO INCREASED THE USE OF ITS LINES OF CREDIT TO PURCHASE FEDERAL FUNDS AND REPURCHASE AGREEMENTS, WHICH ARE GENERALLY LESS EXPENSIVE SOURCES OF FUNDS THAN CERTIFICATES OF DEPOSIT.

THE INFLUENCE OF THE FACTORS ABOVE HAD THE EFFECT OF INCREASING THE INTEREST RATE SPREAD APPROXIMATELY 13 BASIS POINTS TO 3.53% AND DECREASING THE NET YIELD ON EARNING ASSETS 1 BASIS POINT TO 4.30% FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 1996. FOR THE QUARTER ENDED SEPTEMBER 30, 1996, THE INFLUENCE OF THE FACTORS ABOVE HAD THE EFFECT OF INCREASING THE INTEREST RATE SPREAD APPROXIMATELY 42 BASIS POINTS TO 3.61% AND INCREASING THE NET YIELD ON EARNING ASSETS 2 BASIS POINTS TO 4.36%.

                          COMMUNITY CAPITAL CORPORATION

PROVISION AND ALLOWANCE FOR LOAN LOSSES

THE PROVISION FOR LOAN LOSSES IS THE CHARGE TO OPERATING EARNINGS THAT MANAGEMENT FEELS IS NECESSARY TO MAINTAIN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES AT AN ADEQUATE LEVEL. FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995, THE PROVISION WAS $123,000 AND $55,881, RESPECTIVELY, AN INCREASE OF $67,119. THE INCREASE DOES NOT REFLECT A NEGATIVE TREND IN NONPERFORMING OR CLASSIFIED ASSETS BUT IS INDICATIVE OF MANAGEMENT'S DECISION TO MAINTAIN THE TARGET RATIO OF THE ALLOWANCE FOR LOAN LOSSES TO TOTAL LOANS. THE PROVISION FOR LOAN LOSSES WAS $18,000 AND $33,508 FOR THE QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995. THE AMOUNT FOR THE QUARTER ENDING SEPTEMBER 30, 1995 IS DUE TO THE ESTABLISHMENT OF AN ADEQUATE ALLOWANCE FOR LOAN LOSSES AT THE CLEMSON BANK WHICH OPENED JUNE 22, 1995. BASED ON PRESENT INFORMATION AND AN ONGOING EVALUATION, MANAGEMENT BELIEVES THE ALLOWANCE FOR LOAN LOSSES IS ADEQUATE AT SEPTEMBER 30, 1996 TO MEET PRESENTLY KNOWN AND INHERENT RISKS IN THE LOAN PORTFOLIO, BUT EXPECTS TO CONTINUE INCREASING THE ALLOWANCE FOR LOAN LOSSES DUE TO GROWTH IN THE LOAN PORTFOLIO.

NON-INTEREST INCOME

TOTAL NON-INTEREST INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 WAS $963,472, AN INCREASE OF $269,464 OR 38.83%, FROM THE COMPARABLE PERIOD IN 1995. TOTAL NON- INTEREST INCOME FOR THE QUARTER ENDED SEPTEMBER 30, 1996, WAS $309,910, AN INCREASE OF $119,962 OR 63.16%, FROM THE COMPARABLE PERIOD IN 1995.

THE IMPROVEMENT IN BOTH THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 1996, IS PRIMARILY DUE TO THE INCREASE IN FEES FROM THE SALE OF RESIDENTIAL MORTGAGES AND FROM THE SALE OF MUTUAL FUNDS IN ADDITION TO AN INCREASE IN ALL OTHER CATEGORIES OF OTHER INCOME DUE TO OVERALL GROWTH IN THE COMPANY.

NON-INTEREST EXPENSE

TOTAL NON-INTEREST EXPENSE FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 WAS $2,958,730, AN INCREASE OF $596,194 OR 25.24% HIGHER THAN THE NON-INTEREST EXPENSE OF $2,362,536 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995. FOR THE QUARTER ENDED SEPTEMBER 30, 1996, NON-INTEREST EXPENSE WAS $1,058,870, AN INCREASE OF $204,597 OR 23.95% HIGHER THAN THE NON-INTEREST EXPENSE OF $854,273 FOR THE QUARTER ENDED SEPTEMBER 30, 1995.

THE PRIMARY COMPONENT OF NON-INTEREST EXPENSE IS SALARIES AND BENEFITS, WHICH, FOR THE NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1996, INCREASED BY $326,820 AND $118,400, AN INCREASE OF 29.28% AND 29.05%, RESPECTIVELY, OVER THE COMPARABLE 1995 PERIODS.

THE INCREASE FOR BOTH PERIODS IS ATTRIBUTABLE TO FULL-YEAR SALARIES FOR EMPLOYEES HIRED IN 1995 FOR THE CLEMSON BANK, THE NINETY SIX BRANCH AND THE TRUST AND MUTUAL FUNDS DEPARTMENTS. THE COMPANY HAS ALSO HIRED AN ORGANIZER OF THE BELTON BANK TO ASSIST IN THE FORMATION OF THE BANK AS WELL AS OTHER DUTIES AND IS PAYING A PRO RATA SHARE OF HIS SALARY.

NET OCCUPANCY EXPENSE FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 WAS $525,474, AN INCREASE OF $186,175 OVER THE COMPARABLE PERIOD OF 1995. FOR THE QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995, NET OCCUPANCY EXPENSE WAS $238,499 AND $106,969, RESPECTIVELY. THE INCREASE FOR BOTH THE NINE AND THREE MONTH PERIODS IS ATTRIBUTABLE TO INCREASED DEPRECIATION CHARGES DUE TO THE PURCHASE OF A NEW OPERATIONS CENTER DURING THE FIRST QUARTER OF 1996 AND THE UPGRADE AND ACQUISITION OF COMPUTER EQUIPMENT DURING 1995 AND 1996. THESE ADDITIONS HAVE POSITIONED THE COMPANY FOR FUTURE GROWTH.

                          COMMUNITY CAPITAL CORPORATION

INCOME TAXES

FOR ALL PERIODS PRESENTED THE EFFECTIVE INCOME TAX RATE WAS APPROXIMATELY 35% TO 38%. THE INCOME TAX PROVISION FOR THE NINE MONTHS AND THE QUARTER ENDED SEPTEMBER 30, 1996 WAS $320,578 AND $103,435, COMPARED TO $207,738 AND $60,693
FOR THE COMPARABLE 1995 PERIODS, RESPECTIVELY. THE INCREASES ARE DUE TO HIGHER PRETAX EARNINGS.

NET INCOME

THE COMBINATION OF THE ABOVE FACTORS RESULTED IN NET INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 OF $581,855, OR $.44 PER SHARE, AS COMPARED TO $354,543, OR $.38 PER SHARE, FOR THE COMPARABLE PERIOD IN 1995, AN INCREASE OF $227,312, OR 64.11%. FOR THE QUARTER ENDED SEPTEMBER 30, 1996, NET INCOME WAS $191,769, OR $.15 PER SHARE, AS COMPARED TO $97,614, OR $.08 PER SHARE, FOR THE COMPARABLE PERIOD IN 1995, AN INCREASE OF $94,155 OR 96.46%.

THE DEVELOPMENT AND ORGANIZATION OF THE CLEMSON BANK, INCLUDING INITIAL OPERATING EXPENDITURES, AND THE COMPANY'S EXPANSION STRATEGIES NEGATIVELY IMPACTED EARNINGS FOR 1995. DURING 1996, THE COMPANY'S EARNINGS HAVE BENEFITED FROM THE GROWTH, PARTICULARLY IN NET INTEREST INCOME, OF THE CLEMSON BANK AND THE GROWTH IN THE LOAN PORTFOLIO.

THE COMPANY HAS ANNOUNCED PLANS TO WORK WITH GROUPS OF ORGANIZERS IN THE CAPITALIZATION OF COMMUNITY BANKS IN BELTON, NEWBERRY AND BARNWELL, SOUTH CAROLINA. MANAGEMENT EXPECTS THE OPENING OF THESE BANKS TO NEGATIVELY IMPACT EARNINGS DUE TO THE PRE-OPENING EXPENSES.

ASSETS AND LIABILITIES

DURING THE FIRST NINE MONTHS OF 1996, TOTAL ASSETS GREW $15,483,282, OR 16.11% WHEN COMPARED TO DECEMBER 31, 1995. MOST OF THE GROWTH WAS ATTRIBUTABLE TO THE CONTINUED DEMAND FOR LOANS FUNDED BY THE $12,140,381 INCREASE IN DEPOSITS RESULTING FROM AGGRESSIVE PRICING STRATEGIES BY MANAGEMENT, CUSTOMER DISSATISFACTION WITH LARGER REGIONAL BANKS, AND THE IMPLEMENTATION OF AN EMPLOYEE AWARD PLAN.

INVESTMENT SECURITIES

INVESTMENT SECURITIES INCREASED $928,486 DURING THE PERIOD IN ORDER TO MAINTAIN THE PERCENTAGE OF INVESTMENT SECURITIES TO TOTAL ASSETS.

LOANS

DEMAND FOR QUALITY LOANS, PARTICULARLY LOANS SECURED BY REAL ESTATE, REMAINED STRONG IN THE GREENWOOD MARKETPLACE AND IMPROVED IN THE CLEMSON MARKET. NET LOANS INCREASED $12,710,697 OR 20.33% DURING THE PERIOD.

                          COMMUNITY CAPITAL CORPORATION

BALANCES WITHIN THE MAJOR LOAN RECEIVABLE CATEGORIES AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995 ARE AS FOLLOWS:



                                             SEPTEMBER 30,              DECEMBER 31,
                                              1996                            1995
                                          -------------                   ---------



COMMERCIAL AND AGRICULTURAL               $         13,055,482     $         13,349,226
REAL ESTATE                                         48,415,488               38,295,636
HOME EQUITY                                          8,681,612                6,593,037
CONSUMER, INSTALLMENT                                4,368,210                3,721,774
CONSUMER, CREDIT CARD AND CHECKING                     998,882                  868,736
RESIDENTIAL MORTGAGES HELD FOR SALE                    193,600                  299,000
OTHER, NET                                             309,686                   76,380
                                          --------------------     --------------------
                                          $         76,022,960     $         63,203,789
                                          ====================     ====================



RISK ELEMENTS IN THE LOAN PORTFOLIO

THE FOLLOWING IS A SUMMARY OF RISK ELEMENTS IN THE LOAN PORTFOLIO:


                                                                                      September 30,
                                                                     ---------------------------------------------
                                                                          1996                            1995
                                                                     -------------                  --------------


LOANS:
   NONACCRUAL LOANS                                                  $            126,981     $              8,881

   ACCRUING LOANS MORE THAN 90
     DAYS PAST DUE                                                   $             93,000     $             22,000

LOANS IDENTIFIED BY THE INTERNAL
  REVIEW MECHANISM:

   CRITICIZED                                                        $          1,134,015     $          1,047,980

   CLASSIFIED                                                        $          2,389,691     $          1,932,211



ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
  IS AS FOLLOWS:


                                                                          1996                             1995
                                                                     ------------                     ---------



BALANCE, JANUARY 1,                                                  $            671,338     $            580,528
PROVISION FOR LOAN LOSSES FOR THE PERIOD                                          123,000                   55,881
NET LOANS (CHARGED OFF) RECOVERED FOR
  THE PERIOD                                                                      (14,526)                 (20,580)
                                                                     --------------------     ---------------------

BALANCE, END OF PERIOD                                               $            779,812     $            615,829
                                                                     ====================     ====================

GROSS LOANS OUTSTANDING, END OF PERIOD                               $         76,022,960     $         57,686,278

ALLOWANCE FOR LOAN LOSSES TO LOANS OUTSTANDING                                       1.03%                    1.07%



                          COMMUNITY CAPITAL CORPORATION

PREMISES AND EQUIPMENT

THE ACQUISITION OF A NEW OPERATIONS CENTER FOR APPROXIMATELY $500,000 AND RENOVATIONS TO THE NEW FACILITY, THE INVESTMENT IN IMAGING EQUIPMENT, AND CONSTRUCTION IN PROGRESS ON THE PERMANENT FACILITY AT THE CLEMSON BANK WERE THE PRINCIPAL CONTRIBUTORS TO THE $1,298,490 INCREASE IN PREMISES AND EQUIPMENT NET OF ACCUMULATED DEPRECIATION.

DEPOSITS

TOTAL DEPOSITS INCREASED $12,140,381 OR 16.60% FROM DECEMBER 31, 1995. EXPRESSED IN PERCENTAGES, NON-INTEREST BEARING DEPOSITS INCREASED 21.19% AND INTEREST BEARING DEPOSITS INCREASED 15.92%.

BALANCES WITHIN THE MAJOR DEPOSIT CATEGORIES AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995 ARE AS FOLLOWS:




                                                SEPTEMBER 30,              DECEMBER 31,
                                                  1996                         1995
                                             -------------------    ----------------------



NON-INTEREST BEARING DEMAND DEPOSITS         $         11,448,381     $          9,447,005
INTEREST BEARING DEMAND DEPOSITS                        8,079,950                8,028,202
SAVINGS DEPOSITS                                       23,192,583               17,419,236
CERTIFICATES OF DEPOSIT                                42,557,041               38,243,131
                                             --------------------     --------------------

                                             $         85,277,955     $         73,137,574
                                             ====================     ====================



LIQUIDITY

DURING 1995, MANAGEMENT IMPLEMENTED STRATEGIES TO DECREASE THE LOANS-TO-ASSETS AND LOANS-TO-FUNDS RATIOS. THE COMPANY CONTINUES TO OPERATE WITHIN THE RECOMMENDATIONS OF THE BOARD OF DIRECTORS WITH A LOANS-TO-ASSETS RATIO OF 67.4% AND A LOANS-TO-FUNDS RATIO OF 77.4% AS OF SEPTEMBER 30, 1996. ALTHOUGH THE AMOUNT OF ADVANCES FROM THE FHLB HAS DECREASED $1,119,896 FROM THE DECEMBER 31, 1995 BALANCE OF $6,243,561, MANAGEMENT EXPECTS TO CONTINUE USING THESE ADVANCES AS A SOURCE OF FUNDING. ADDITIONALLY, THE COMPANY HAS APPROXIMATELY $10,750,000 OF UNUSED LINES OF CREDIT FOR FEDERAL FUNDS PURCHASES AND $3,650,000 OF AN UNSECURED LINE OF CREDIT AVAILABLE TO IT. THE COMPANY ALSO HAS $23,374,411 OF SECURITIES AVAILABLE FOR SALE AS A SOURCE OF LIQUIDITY.

CAPITAL RESOURCES

STOCKHOLDERS' EQUITY WAS INCREASED BY NET INCOME OF $581,855 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996. ALSO, 8,558 STOCK OPTIONS WERE EXERCISED UNDER THE COMPANY'S EMPLOYEE INCENTIVE STOCK OPTION PLAN RESULTING IN AN INCREASE TO EQUITY OF $68,909. DUE TO CHANGES IN THE MARKET RATES OF INTEREST, THE FAIR VALUE OF THE COMPANY'S SECURITIES AVAILABLE FOR SALE DECREASED, WHICH HAD THE EFFECT OF DECREASING STOCKHOLDERS' EQUITY BY $316,831 NET OF THE DEFERRED TAX EFFECTS.

THE COMPANY HAS A CONTRACT FOR THE CONSTRUCTION OF THE PERMANENT FACILITY FOR THE CLEMSON BANK. DURING THE QUARTER ENDED SEPTEMBER 30, 1996, THE COMPANY INCURRED COSTS OF APPROXIMATELY $230,000 WITH AN ESTIMATED COST TO COMPLETE OF $1,100,000 TO $1,300,000.

                          COMMUNITY CAPITAL CORPORATION

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

THE FOLLOWING TABLE SUMMARIZES THE COMPANY'S RISK-BASED CAPITAL AT SEPTEMBER 30, 1996:

RISK BASED CAPITAL RATIOS
TIER I                             16.0%
TOTAL CAPITAL                      17.0%
LEVERAGE RATIO                     12.4%

REGULATORY MATTERS

THE MANAGEMENT OF THE COMPANY IS NOT AWARE OF ANY CURRENT RECOMMENDATIONS BY REGULATORY AUTHORITIES WHICH, IF THEY WERE TO BE IMPLEMENTED, WOULD HAVE A MATERIAL EFFECT ON LIQUIDITY, CAPITAL RESOURCES, OR OPERATIONS.

THE OPENING OF THE ORGANIZING BANKS IN BELTON, NEWBERRY, AND BARNWELL AND THE PURCHASE OF THE BANKS BY THE PARENT COMPANY ARE SUBJECT TO VARIOUS REGULATORY APPROVALS.

                          COMMUNITY CAPITAL CORPORATION
                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (A)   EXHIBITS

              I. EARNINGS PER SHARE COMPUTATIONS

              (B)   REPORTS ON FORM 8-K

                    DURING THE QUARTER ENDED SEPTEMBER 30, 1996 THE COMPANY DID NOT FILE ANY REPORTS ON FORM 8-K.


ITEMS 1, 2, 4 AND 5 ARE NOT APPLICABLE.

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



                           COMMUNITY CAPITAL CORPORATION




                           BY:
                               WILLIAM G. STEVENS
                               PRESIDENT & CHIEF EXECUTIVE OFFICER




DATE: NOVEMBER 7, 1996      BY:
                               JAMES H. STARK
                               CHIEF FINANCIAL OFFICER

                                                                       EXHIBIT I

                          COMMUNITY CAPITAL CORPORATION
                               EARNINGS PER SHARE




                                                       NINE MONTHS ENDED                THREE MONTHS ENDED
PRIMARY AND FULLY DILUTED                                SEPTEMBER 30,                      SEPTEMBER 30,
                                           ----------------------------------     ------------------------------
   EARNINGS PER SHARE                               1996               1995              1996               1995
--------------------------                  --------------     --------------    --------------     ------------


NET INCOME                                  $      581,855     $      354,543    $      191,769     $       97,614
ADD: INTEREST REVENUE
  FROM ASSUMED PURCHASE
  OF GOVERNMENT SECURITIES,
  NET OF TAX                                        13,757             25,941            10,261              1,040
                                            --------------     --------------    --------------     --------------

ADJUSTED NET INCOME FOR
  FULLY DILUTED SHARES                      $      595,612     $      380,484    $      202,030     $       98,654
                                            ==============     ==============    ==============     ==============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                                    1,217,669            841,801         1,218,378          1,200,185
DILUTIVE STOCK
  EQUIVALENTS                                      124,039            147,348           170,786             75,670
                                            --------------     --------------    --------------     --------------
   TOTAL STOCK AND
     EQUIVALENTS                                 1,341,708            989,149         1,389,164          1,275,855
                                                 =========     ==============         =========     ==============
EARNINGS PER SHARE OF
  COMMON AND EQUIVALENT
  SHARE                                     $          .44     $          .38    $          .15     $          .08
                                            ==============     ==============    ==============     ==============


(1) RESTATED FOR THE EFFECT OF THE 5% STOCK DIVIDEND IN MAY OF 1996.

(2) COMPUTED USING THE TREASURY STOCK AGGREGATE METHOD MODIFIED FOR THE 20% LIMITATION.