Form 10-K
period 1996-12-31
COMMUNITY CAPITAL CORP /SC/
filed 1997-03-28
CIK 832847

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1996

                         Commission file number: 0-18460

                          COMMUNITY CAPITAL CORPORATION
             (Exact name of Registrant as specified in its charter)

                South Carolina                                                     57-0866395
-----------------------------------------------                   --------------------------------------------
       (State or other jurisdiction of                                          (I.R.S. Employer
        incorporation or organization)                                         Identification No.)
             109 Montague Avenue
          Greenwood, South Carolina                                                   29646
-----------------------------------------------                    --------------------------------------------
            (Address of principal                                                  (Zip Code)
              executive offices)

Registrant's telephone number, including area code:  (864) 941-8200

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                     Common Stock, par value $1.00 per share

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any  amendment  to this Form 10-K.   [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant on March 21, 1997 was approximately $30,352,921 based upon the last sale price reported for such date on the American Stock Exchange. On that date, the number of shares outstanding of the Registrant's common stock, $1.00 par value, was 2,894,708.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement in connection with its 1997 Annual Meeting of Stockholders (Part III).

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                     PART I

         THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD CONSIDER THE VARIOUS FACTORS IDENTIFIED HEREIN, AS WELL AS MATTERS SET FORTH IN "RISK FACTORS" CONTAINED IN THAT CERTAIN REGISTRATION STATEMENT ON FORM S-2, AS AMENDED, ORIGINALLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 20, 1996 (FILE NO. 333-18457), WHICH COULD CAUSE ACTUAL EVENTS, PERFORMANCE OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH STATEMENTS.

ITEM 1.  BUSINESS.

GENERAL

         Community Capital Corporation (the "Company") is a bank holding company incorporated under the laws of the State of South Carolina on April 8, 1988. Until May 26, 1994, the Company operated under the name Greenwood National Bancorporation. The Company is based in Greenwood, South Carolina, and during the fiscal year ended December 31, 1996 substantially all of its operations were conducted through two wholly-owned subsidiaries, Greenwood Bank & Trust (the "Greenwood Bank"), and Clemson Bank & Trust (the "Clemson Bank"). (The Greenwood Bank and the Clemson Bank are referred to collectively herein as the "Banks".) The Greenwood Bank and the Clemson Bank engage in a general commercial banking business, emphasizing the banking needs of individuals and small to medium-sized businesses in their respective primary service areas of Greenwood County and Clemson County, South Carolina.

FORMATION OF NEW BANKS

         On February 28, 1997, The Bank of Barnwell County (the "Barnwell Bank") was formed as an additional wholly-owned subsidiary of the Company. At that time, the Company acquired all of the common stock of the Barnwell Bank using $7.5 million of the proceeds from the Company's public offering of common stock on Registration Statement Form S-2 initially filed with the Securities and Exchange Commission on December 20, 1996 (the "Offering').

         The Company, the Barnwell Bank, and Carolina First Bank ("Carolina First") entered into a Purchase and Assumption Agreement dated January 21, 1997 (the "Agreement") for the acquisition by the Barnwell Bank from Carolina First of certain assets and the assumption of certain liabilities (the "Acquisition") relating to five bank branches owned by Carolina First which are located in the communities of Barnwell, Blackville, Salley, Springfield, and Williston, South Carolina (the "Carolina First Branches"). The Company anticipates that the Acquisition will close during the first quarter of 1997. At the closing, and subject to the terms of the Agreement, the Barnwell Bank is expected to assume certain deposits and assets associated with such Carolina First Branches and pay Carolina First a premium of 5.25% on the assumed deposits other than certificates of deposit with a balance in excess of $100,000. In addition, the Agreement contemplates that the Barnwell Bank will acquire certain loans associated with such Carolina First Branches, as well as the real property owned or leased by Carolina First for operation of such branches and related furniture, equipment, and other fixed operating assets. The closing of the Acquisition is contingent upon receipt by the parties of all necessary regulatory approvals, including approval of the South Carolina State Board of Financial Institutions. There can be no assurance that the Company and the Barnwell Bank will obtain such approvals.

         The Company is in the process of acquiring two additional de novo banks which are being formed in Belton and Newberry, South Carolina. The Company intends to open The Bank of Belton (In Organization) (the "Belton Bank") and The Bank of Newberry County (In Organization) (the "Newberry Bank") in traditional de novo fashion by capitalizing the Banks and seeking local deposits to fund loan growth. The Company anticipates that the Belton Bank will open during the first quarter of 1997, and the Newberry Bank will open during the second quarter of 1997.

MARKET AREAS

         The Greenwood Bank, a state chartered Federal Reserve member bank, has three banking locations, two of which are located in Greenwood, South Carolina, and the other located in Ninety Six, South Carolina. The Clemson Bank, a state chartered nonmember bank, has one banking location located in Clemson, South Carolina.

         The following table sets forth certain information concerning the Greenwood Bank and the Clemson Bank at December 31, 1996:

                              NUMBER OF      TOTAL        TOTAL        TOTAL
BANK                          LOCATIONS      ASSETS       LOANS      DEPOSITS
                                            (DOLLARS IN THOUSANDS)

Greenwood Bank.............        3         $96,729      $69,347       $76,960
Clemson Bank...............        1          17,597       12,066        13,429


     Each Bank offers a full range of commercial banking services, including checking and savings accounts, NOW accounts, IRA accounts, and other savings and time deposits of various types ranging from money markets to long-term certificates of deposit. The Banks also offer a full range of consumer credit and short-term and intermediate-term commercial and personal loans. Each Bank conducts residential mortgage loan origination activities pursuant to which mortgage loans are sold to investors in the secondary markets. Servicing of such loans is not retained by the Banks.

    The Greenwood Bank also offers trust and related fiduciary services. Discount securities brokerage services are available through a third-party brokerage service which has contracted with Community Financial Services, Inc., a wholly-owned subsidiary of the Greenwood Bank.

    The Company performs data processing functions for the Banks upon terms that the managements of both Banks believe is competitive with those offered by unaffiliated third-party service bureaus. The Company also administers certain operating functions for the Banks where cost savings can be achieved. Included in such operations are regulatory compliance, personnel, and internal audit functions. The Company's costs associated with the performance of such services are allocated between the Banks based on each Bank's total assets.


LENDING ACTIVITIES

    GENERAL. Through the Banks, the Company offers a range of lending services, including real estate, consumer, and commercial loans, to individuals and small business and other organizations that are located in or conduct a substantial portion of their business in the Banks' market areas. The Company's total loans at December 31, 1996, were $80.5 million, or 77.1% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. The Company has no foreign loans or loans for highly leveraged transactions.

    The Company's primary focus has been on commercial and installment lending to individuals and small to medium-sized businesses in its market areas, as well as residential mortgage loans. These loans totaled approximately $70.4 million, and constituted approximately 87.4% of the Company's loan portfolio, at December 31, 1996.

    The following table sets forth the composition of the Company's loan portfolio for each of the five years in the period ended December 31, 1996.

                                LOAN COMPOSITION
                             (DOLLARS IN THOUSANDS)

                                                                                            DECEMBER 31,
                                                                     1992          1993         1994         1995          1996
                                                                     ----          ----         ----         ----          ----

Commercial, financial and agricultural......................         25.90%        23.94%       24.19%       21.12%        19.05%
Real estate:
   Construction.............................................          6.48         25.89        11.68        13.42         12.37
   Mortgage:
      Residential...........................................         32.32         25.22        29.62        35.62         39.13
      Commercial(1).........................................         27.79         16.81        26.57        22.45         21.87
Consumer and other..........................................          7.51          8.14         7.94         7.39          7.58
                                                                      ----          ----         ----         ----          ----


         Total loans........................................        100.00%       100.00%      100.00%     100.00%        100.00%
                                                                   ========      ========     ========    =========       ======
         Total loans (dollars)..............................       $34,493       $44,634      $50,565     $63,204        $80,546
                                                                   =======       =======      =======     =======        =======



(1) The majority of these loans are made to operating businesses where real property has been taken as additional collateral.

         LOAN APPROVAL. Certain credit risks are inherent in making loan. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. The Company attempts to minimize loan losses through various means and uses standardized underwriting criteria. These means include the use of policies and procedures including officer and customer lending limits, and loans in excess of certain limits must be approved by the Board of Directors of the relevant Banks.

         LOAN REVIEW. The company has a continuous loan review process designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of reviewing all past due loans in their respective portfolios. Each of the Banks establishes watch lists of potential problem loans.

DEPOSITS

         The principal sources of funds for the Banks are core deposits, consisting of demand deposits, interest-bearing transaction accounts, money market accounts, saving deposits, and certificates of deposit. Transaction accounts include checking and negotiable order of withdrawal (NOW) accounts which customers use for cash management and which provide the Banks with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable source of funding. The largest source of funds for the Banks is certificates of deposit. Certificates of deposit in excess of $100,000 are held primarily by customers in the Banks' market areas. Deposit rates are set weekly by senior management of each of the Banks, subject to approval by management of the Company. Management believes that the rates the Banks offer are competitive with other institutions in the Banks' market areas.

COMPETITION

         Banks generally compete with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. South Carolina law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in South Carolina is highly competitive. South Carolina law also permits regional interstate banking whereby bank holding companies in certain southeastern states are allowed to acquire depository institutions within South Carolina. Many large banking organizations currently operate in the respective market areas of the Banks, several of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services. Furthermore, as a consequence of legislation recently enacted by the United States Congress, out-of-state banks not previously allowed to operate in South Carolina will be allowed to commence operations and compete in the Banks' primary service areas if the South Carolina legislature does not elect to limit the reach of such federal legislation within South Carolina. See "Government Supervision and Regulation -- Interstate Banking."

         Each of the Banks faces increased competition from both federally-chartered and state-chartered financial and thrift institutions, as well as credit unions, consumer finance companies, insurance companies and other institutions in the Banks' respective market areas. Some of these competitors are not subject to the same degree of regulation and restriction imposed upon the Banks. Many of these competitors also have broader geographic markets and substantially greater resources and lending limits than the Banks and offer certain services such as trust banking that the Banks, other than the Greenwood Bank, do not currently provide. In addition, many of these competitors have numerous branch offices located throughout the extended market areas of the Banks that the Company believes may provide these competitors with an advantage in geographic convenience that the Banks do not have at present. Such competitors may also be in a position to make more effective use of media advertising, support services, and electronic technology than can the Banks.

         Currently there are five other commercial banks, two savings institutions, and seven credit unions operating in the Greenwood Bank's primary service area, and six other commercial banks, no savings institutions, and one credit union operating in the Clemson Bank's primary service area. Currently there are two other commercial banks, one savings institution, and one credit union operating in the Barnwell Bank's primary service area.

EMPLOYEES

         The Company currently has seventeen full-time employees and two part-time employees. The Greenwood Bank employs thirty-six full-time employees and four part-time employee. The Clemson Bank employs seven full-time employees and one part-time employee. The Barnwell Bank employs nine full-time employees and no part-time employees.

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

         During 1989 and 1991, the United States Congress enacted two major pieces of banking legislation: The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA and FDICIA have significantly changed the commercial banking industry through, among other things, revising and limiting the types and amounts of investment authority, significantly increasing minimum regulatory capital requirements, and broadening the scope and power of federal bank and thrift regulators over financial institutions and affiliated persons in order to protect the deposit insurance funds and depositors. These laws, and the resulting implementing regulations, have subjected the Banks and the Company to extensive regulation, supervision and examination by the FDIC. This change has resulted in increased administrative, professional and compensation expenses in complying with a substantially increased number of new regulations and policies. The regulatory structure created by these laws gives the regulatory authorities extensive authority in connection with their supervisory and enforcement activities and examination policies.

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

THE COMPANY

         The Company is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956, as amended (the "BHCA"), and the South Carolina Banking and Branching Efficiency Act of 1996, as amended (the "South Carolina Act"). The Company is registered with both the Federal Reserve System and the State Board. The Company is required to file with both of these agencies annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to the supervision of, and to regular examinations by, these agencies. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before (i) it or any of its subsidiaries (other than a bank) acquires substantially all of the assets of any bank, (ii) it acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank, or (iii) it merges or consolidates with any other bank holding company. Under the South Carolina Act, it is unlawful without the prior approval of the South Carolina Board for any South Carolina bank holding company (i) to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or any other bank holding company, (ii) to acquire all or substantially all of the assets of a bank or any other bank holding company, or (iii) to merge or consolidate with any other bank holding company.

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

THE BANKS

         The operations of the Greenwood Bank are subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the South Carolina State Board of Financial Institutions (the "State Board"), the Federal Reserve System, and the FDIC. As a South Carolina-chartered banking corporation with FDIC deposit insurance, the Clemson Bank is also subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the State Board and the FDIC. The State Board and the FDIC regulate or monitor all areas of the Banks', respective operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices.
         The Federal Reserve and FDIC also require the Banks to maintain certain capital ratios (see "Federal Capital Regulations"), and the provisions of the Federal Reserve Act require the Greenwood Bank to observe certain restrictions on any extensions of credit to the Company, or with certain exceptions, other affiliates, on investments in the stock or other securities of other banks, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, or the providing of any property or service. The regulatory requirements to which the Banks are subject also set forth various conditions regarding the eligibility and qualification of its of directors and officers.

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

FIRREA

         FIRREA was enacted on August 9, 1989, and has had a significant impact on the operations of all financial institutions, including the Banks. FIRREA, among other things, abolished the Federal Savings and Loan Insurance Corporation and established two new insurance funds under the jurisdiction of the FDIC: the Savings Association Fund and the Bank Insurance Fund (see "FDIC Regulations"). FIRREA also imposed, with certain exceptions, a "cross guaranty" on the part of commonly controlled depository institutions such as the Banks. Under this provision, if one depository institution subsidiary of a multi-bank holding company fails or requires FDIC assistance, the FDIC may assess a commonly controlled depository institution for the estimated losses suffered by the FDIC. Consequently, each of the Banks is subject to assessment by the FDIC related to any loss suffered by the FDIC arising out of the operations of the other Bank. The FDIC's claim is junior to the claims of nonaffiliated depositors, holders of secured liabilities, general creditors and subordinated creditors but is superior to the claims of shareholders.

FDIC REGULATIONS

         The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Deposits in the Banks are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules), and the FDIC maintains an insurance fund for commercial banks with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. The Banks pay premiums to the FDIC on their deposits. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions, including the Banks. Under the 1993 rule, a depository institution pays to the FDIC a premium of from $0.00 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. During 1996, each Bank's assessment rate was $500 per quarter for insured deposits.

FEDERAL CAPITAL REGULATIONS

         In an effort to achieve a measure of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, pursuant to the provisions of the FDICIA, the Federal Reserve Board, the FDIC, and other federal banking agencies have adopted risk-based capital adequacy guidelines for banking organizations insured by the FDIC, including each of the Banks. These guidelines redefine traditional capital ratios to take into account assessments of risks related to each balance sheet category, as well as off-balance sheet financing activities. The guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less goodwill and other adjustments. Tier 2 capital consists of mandatory convertible, subordinated and other qualifying term debt, preferred stock not qualifying for Tier 1, and the allowance for credit losses up to 1.25% or risk-weighted assets. Under the guidelines, institutions must maintain a specified minimum ratio of "qualifying" capital to risk-weighted assets. At least 50% of an institution's qualifying capital must be "core" or "Tier 1" capital, and the balance may be "supplementary" or "Tier 2" capital. The guidelines imposed on the Company and the Banks include a minimum leverage ratio standard of capital adequacy. The leverage standard requires top-rated institutions to maintain a minimum Tier 1 capital to assets ratio of 3%, with institutions receiving less than the highest rating required to maintain a minimum ratio of 4% or greater, based upon their particular circumstances and risk profiles. As of December 31, 1995, the guidelines require achievement of a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%.

         Each of the Company's and Bank's leverage and risk-based capital ratios at December 31, 1996, exceeded their respective fully phased-in minimum requirements.

OTHER REGULATIONS

         Interest and certain other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks' loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Community Reinvestment Act of 1977 requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low- and moderate-income borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Banks also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

INTERSTATE BANKING

         On September 29, 1994, the federal government enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "1994 Act"). The provisions of the 1994 Act became effective on September 29, 1995, at which time eligible bank holding companies in any state were permitted, with Federal Reserve Board approval, to acquire banking organizations in any other state. As such, all existing regional compacts and substantially all existing regional limitations on interstate acquisitions of banking organizations have been eliminated.

         The 1994 Act also removed substantially all of the existing prohibitions on interstate branching by banks. On and after June 1, 1997, a bank operating in any state may establish one or more branches within any other state without, as currently required, the establishment of a separate banking structure within the other state. Interstate branching is allowed earlier than the automatic phase-in date of June 1, 1997, as long as the legislatures of both states involved have adopted statutes expressly permitting such branching to take place at an earlier date.

         On May 7, 1996, South Carolina adopted the South Carolina Act which became effective on July 1, 1996. The South Carolina Act permits the acquisition of South Carolina banks and bank holding companies by, and mergers with, out-of-state banks and bank holding companies with the prior approval of the State Board. The South Carolina Act also permits South Carolina state banks, with prior approval of the State Board, to operate branches outside the State of South Carolina. Although the 1994 Act has the potential to increase the number of competitors in the marketplace of each of the Banks, the Company cannot predict the actual impact of such legislation on the competitive position of the Banks.

ITEM 2.  PROPERTIES.

         The Company and the Greenwood Bank own approximately two acres of land comprised of several parcels in Greenwood, South Carolina. The Company's executive offices are located in the Greenwood Bank's approximately 8,200 square foot headquarters building at 109 Montague Street, Greenwood, South Carolina on land owned by the Greenwood Bank. The Greenwood Bank also operates a branch location of approximately 2,400 square feet on Greenwood's Highway 72 by-pass. The land and building housing this branch are leased by the Greenwood Bank from Robert C. Coleman, a director of the Company and the Greenwood Bank. The Company has also leased approximately two-thirds of an acre of land in Ninety-Six, South Carolina from John W. Drummond, a director of the Company and the Greenwood Bank. The Greenwood Bank owns an approximately 715 square foot building located on such leased land.

         The Clemson Bank operates out of an approximately 1,568 square foot building located on approximately one and one-half areas of land at 528 Old Greenville Highway in Clemson, South Carolina. The land and building are owned by the Clemson Bank.

         The Barnwell Bank operates out of an approximately 6,000 square foot building located on approximately .137 areas of land at 1810 Main Street in Barnwell, South Carolina. The land and building are owned in part by Miles Loadholt, a director of the Barnwell Bank.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The common stock of the Company (the "Common Stock") commenced trading on the American Stock Exchange on February 11, 1997 under the symbol "CYL". Although prior to such listing the Common Stock was quoted on the OTC Bulletin Board, trading and quotations of the Common Stock were limited and sporadic. Management is not aware of the prices at which all shares of Common Stock have traded.

         The Company did not sell any equity securities during the fiscal year ended December 31, 1996 which were not registered under the Securities Act of 1933. As of March 21, 1997, there were 2,894,708 shares of Common Stock outstanding held by approximately 1,427 shareholders of record.

         The Company has not declared or distributed any cash dividends to its shareholders since its organization in 1988, and it is not likely that any cash dividends will be declared in the near term. The Board of Directors of the

Company intends to follow a policy of retaining any earnings to provide funds to operate and expand the business of the Company and the Banks for the foreseeable future. The future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. The Company's ability to distribute cash dividends will depend entirely upon the Banks' abilities to distribute dividends to the Company. As state banks, the Banks are subject to legal limitations on the amount of dividends each is permitted to pay. In particular, the Banks must receive the approval of the State Board prior to paying dividends to the Company. Furthermore, neither the Banks nor the Company may declare or pay a cash dividend on any of their capital stock if they are insolvent or if the payment of the dividend would render them insolvent or unable to pay their obligations as they become due in the ordinary course of business. See "Government Supervision and Regulation -- Dividends."



ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated financial data for the five years ended December 31, 1996 are derived from the consolidated financial statements and other data of the Company. The consolidated financial statements for the year ended December 31, 1992 through 1996, were audited by Tourville, Simpson & Henderson, independent auditors. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, including the accompanying notes, included elsewhere herein.


                                                                              YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------
                                                                    1992      1993     1994       1995       1996
                                                                    ----      ----     ----       ----       ----
                                                                                  (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
   Interest income................................................$  3,315  $  3,794  $  4,430    $   6,147  $   8,114
   Interest expense...............................................   1,642     1,600     1,693        2,948      4,006
                                                                     -----     -----     -----        -----      -----
   Net interest income............................................   1,673     2,194     2,647        3,199      4,108
   Provision for loan losses......................................     227        80        14          112        187
                                                                       ---        --        --          ---        ---
   Net interest income after provision for loan losses............   1,446     2,114     2,633        3,087      3,921
   Net securities gains (losses)..................................      21        22       (79)         (22)        17
   Noninterest income.............................................     610       754       593          799      1,209
   Noninterest expense............................................   1,787     2,121     2,261        3,069      4,141
                                                                      -----     -----     -----        -----     -----
   Income before income taxes, extraordinary credit and
        accounting change                                              290       769       886          795      1,006
   Applicable income taxes........................................     103       256       301          261        300
                                                                       ---       ---       ---          ---      -----
   Income before extraordinary credit and accounting change.......     187       513       585          534        706
   Extraordinary credit...........................................     102        --        --           --         --
   Accounting change..............................................      --        47        --           --         --
                                                                       ---       ---       ---          ---        ---
   Net income.....................................................$    289  $    560  $    585  $       534  $     706
                                                                  ========= ========= ========= ============  ============


BALANCE SHEET DATA:
   Assets.........................................................$ 49,281   $58,970  $ 65,071  $    96,100  $115,959
   Earning assets.................................................  44,636    53,891    58,182       87,980   104,526
   Securities (1).................................................   7,466     7,949     7,617       22,446    23,280
   Loans (2)......................................................  34,493    44,634    50,565       63,204    80,546
   Allowance for loan losses......................................     500       567       581          671       837
   Deposits.......................................................  40,970    45,992    49,146       73,138    89,862
   Federal Home Loan Bank advances................................   2,627     6,756     5,925        6,244     4,889
   Shareholders' equity...........................................   4,844     5,420     6,079       12,932    13,556
WEIGHTED AVERAGE SHARES OUTSTANDING (3)........................... 745,272   745,645   804,822    1,070,135 1,356,626
PER SHARE DATA (3):
   Net income (3).................................................$   0.39 $    0.75  $   0.80  $      0.55 $    0.54
   Book value (period end) (4)....................................    7.89      8.80      9.62        10.68     11.12
   Tangible book value (period end) (4)...........................    7.73      8.71      9.58        10.64     11.08
PERFORMANCE RATIOS:
   Return on average assets.......................................    0.66%     1.03%     0.97%        0.68%     0.67%
   Return on average equity.......................................    6.15     10.94     10.17         5.69      5.41
   Net interest margin (5)........................................    4.17      4.39      4.78         4.49      4.28
   Efficiency (6).................................................   78.31     71.95     69.81        76.78     77.28
ASSET QUALITY RATIOS:
   Allowance for loan losses to period end loans (2)..............    1.45%     1.27%     1.15%        1.06%     1.04%
   Net charge-offs to average loans...............................    0.18     ,0.03        --         0.03      0.03
   Nonperforming assets to period end loans and
        foreclosed property (2)(7)................................    0.52      0.40      0.04         0.02      0.23
CAPITAL AND LIQUIDITY RATIOS:
   Average equity to average assets...............................   10.69%     9.39%     9.46%       11.99%    12.37%
   Leverage (4.00% required minimum)..............................    9.62      9.10      9.42        13.21     11.62
   Risk-based capital
      Tier 1......................................................   12.17     10.89     11.04        18.46     15.58
      Total.......................................................   13.46     12.04     12.09        19.41     16.54
   Average loans to average deposits..............................   88.21     90.52     98.21        93.03     88.06


(1) Securities held to maturity are stated at amortized cost, and securities available for sale are stated at fair value.
(2)   Loans are stated net of unearned income, before allowance for loan losses.
(3) All share and per share data have been adjusted to reflect the 5% Common Stock dividends in September 1993, April 1994, August 1995, and May 1996. Net income per share is computed using the weighted average number of outstanding shares of Common Stock and dilutive common stock equivalents from stock options (using treasury stock method).
(4)   Excludes the effect of any outstanding stock options.
(5)   Net interest income divided by average earning assets.
(6) Noninterest expense divided by the sum of net interest income and noninterest income, net of gains and losses on sales of assets.
(7) Nonperforming loans and nonperforming assets do not include loans past due 90 days or more that are still accruing interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION AND ANALYSIS IS INTENDED TO ASSIST THE READER IN UNDERSTANDING THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY AND THE BANKS. THIS COMMENTARY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE RELATED NOTES AND THE OTHER STATISTICAL INFORMATION SET FORTH ELSEWHERE IN THIS REPORT ON FORM 10-K. THE FINANCIAL INFORMATION PROVIDED BELOW HAS BEEN ROUNDED IN ORDER TO SIMPLIFY ITS PRESENTATION. THE RATIOS AND PERCENTAGES PROVIDED BELOW, HOWEVER, ARE CALCULATED USING THE DETAILED FINANCIAL INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS, THE NOTES THERETO AND THE OTHER FINANCIAL DATA SET FORTH ELSEWHERE HEREIN.

GENERAL

         The Company is a bank holding company headquartered in Greenwood, South Carolina which during fiscal year ended December 31, 1996 operated through two community banks in non-metropolitan markets in the State of South Carolina. The Company was formed in 1988 to serve as a holding company for the Greenwood Bank. In June 1995, the Company opened the Clemson Bank in Clemson, South Carolina. The Company pursues a community banking business which is characterized by personalized service and local decision-making and emphasizes the banking needs of individuals and small to medium-sized businesses.

         As a one-bank holding company for the Greenwood Bank, the Company grew from $21.5 million in assets, $11.7 million in loans, $16.6 million in deposits, and $4.6 million in shareholders' equity at December 31, 1989, to $65.1 million in assets, $50.6 million in loans, $49.1 million in deposits, and $6.1 million in shareholders' equity at December 31, 1994. The opening of the Clemson Bank in June 1995 resulted in a year-over-year decrease in the Company's earnings per share for the year ended December 31, 1995, due to substantial start-up expenditures, as well as the time and expense required to attract customers, deposits, and earning assets. The Clemson Bank achieved profitability in September 1996, and at December 31, 1996, the Company had $116.0 million in assets, $80.5 million in loans, $89.9 million in deposits, and $13.6 million in shareholders' equity.

         Management has emphasized maintaining strong asset quality through a credit underwriting and review system which includes both bank level and centralized controls. Over the five-year period ended December 31, 1996, the Company had an average net charge-off ratio of 0.05%. At December 31, 1996, nonperforming assets as a percentage of total loans was 0.23%.

         Net income for the year ended December 31, 1996 was negatively affected by expenditures associated with the development and organization of the Barnwell Bank, the Belton Bank, and the Newberry Bank (collectively, the "New Banks"). Management also expects that net income for the year ending December 31, 1997 will be negatively affected by losses expected from the Belton Bank and Newberry Bank while these New Banks are achieving their critical mass and generating customers, deposits, and earning assets. Due to the acquisition of certain deposits and assets associated with the Carolina First Branches, management anticipates that the Barnwell Bank will be profitable for the year ending December 31, 1997; however, there can be no assurance that the Barnwell Bank will be profitable.

         In the near term, the Company expects that, as a result of the increased number of shares of Common Stock after the Offering, the expenses incurred in connection with the acquisition of the New Banks, and the losses expected from the Belton Bank and Newberry Bank, the Company will experience a dilution of its return on equity and earnings per share. In addition, tangible book will be negatively affected by the intangibles associated with the acquisition of the Carolina First Branches. The Company believes that the dilution of earnings per share, return on equity, and tangible book value per share will be outweighed by the long-term benefits and shareholder value the Company expects to derive from the purchase of the New Banks and the acquisition of the Carolina First Branches. However, there can be no assurance that the Company will be able to achieve these goals.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996, COMPARED WITH YEAR ENDED DECEMBER 31, 1995

         Net interest income increased $909,000, or 28.4%, to $4.1 million in 1996 from $3.2 million in 1995. The increase in net interest income was due primarily to an increase in average earning assets. Average earning assets increased $24.8 million, or 34.8%, primarily as a result of the opening of the Clemson Bank in June 1995, the opening of a new Greenwood Bank branch in February 1995, and the continuing growth of the Greenwood Bank.

         The Company's net interest spread and net interest margin were 3.50% and 4.28%, respectively, in 1996 as compared to 3.72% and 4.49% in 1995. The decrease in the net interest spread and the net interest margin was primarily the result of the growth in the volume of investment securities, traditionally lower yielding assets than loans, as a percentage of average earning assets in order to improve liquidity and lower the loans-to-assets ratio.

         The provision for loan losses was $187,000 in 1996 compared to $112,000 in 1995. The increase in the provision was primarily the result of general growth in the Company's loan portfolio. The Company experienced net charge-offs of $21,000 in 1996, resulting in a ratio of net charge-offs to average loans of 0.03%.

         Noninterest income increased $449,000, or 57.8%, to $1.2 million in 1996 from $777,000 in 1995, primarily attributable to increased service charges on deposit accounts, increased fees from mortgage loan originations, and increased commissions on sales of mutual funds. In 1996, the Company's mortgage loan origination fees increased due to the decrease in mortgage lending rates. During 1996, the Company originated $8.7 million of mortgage loans held for sale compared to $4.8 million in 1995, resulting in a $92,000 increase in residential mortgage origination fees to $207,000 in 1996 from $115,000 in 1995.

         Noninterest expense increased $1.1 million, or 34.9%, to $4.1 million in 1996 from $3.1 million in 1995. The primary component of noninterest expense is salaries and benefits, which increased $549,000, or 38.9%, to $2.0 million in 1996 from $1.4 million in 1995. The increase is primarily attributable to an increase in the number of employees due to the opening in 1995 of the Clemson Bank and the Greenwood Bank's trust and mutual funds departments. The Company has also hired additional employees in anticipation of opening the New Banks. Net occupancy expense for 1996 was $287,000, an increase of $105,000 compared to $182,000 in 1995, and furniture and equipment expense increased $65,000 to $305,000 in 1996 from $240,000 in 1995. The increase is attributable to increased depreciation charges due to the purchase of a new operations center during the first quarter of 1996 and the upgrade and acquisition of computer equipment during 1995 and 1996. Management believes that these investments have positioned the Company for the acquisition of the New Banks. The Company's efficiency ratio in 1996 was 77.28%, compared to 76.78% in 1995.

         Net income increased $172,000, or 32.2%, to $706,000 in 1996 from $534,000 in 1995. The increase in net income was due primarily to increases in net interest income and noninterest income. Return on average assets during 1996 was 0.67% compared to 0.68% during 1995, and return on average equity was 5.41% during 1996 compared to 5.69% during 1995.

YEAR ENDED DECEMBER 31, 1995, COMPARED WITH YEAR ENDED DECEMBER 31, 1994

         Net interest income increased $552,000, or 20.9%, to $3.2 million in 1995 from $2.6 million in 1994. The increase in net interest income was due primarily to an increase in average earning assets. Average earning assets increased $15.8 million, or 28.7%, primarily as a result of the opening of the Clemson Bank in June 1995 and the opening of a new Greenwood Bank branch in February 1995.

         The Company's net interest spread and net interest margin were 3.72% and 4.49%, respectively, in 1995, as compared to 4.32% and 4.78% in 1994. These key ratios were affected by higher costs of deposits due to rising short-term interest rates and increased competition for deposits in the Bank's market areas. These ratios were also affected by strategies to improve liquidity and reduce the loans-to-funds and loans-to-assets ratios. The provision for loan losses was $112,000 in 1995, compared to $14,000 in 1994. The increase in the provision was primarily the result of general growth in the Company's loan portfolio. The Company experienced net charge-offs of $21,000 in 1995, resulting in a ratio of net charge-offs to average loans of 0.03%.

         Noninterest income increased $264,000, or 51.3%, to $777,000 in 1995 from $514,000 in 1994, primarily attributable to increased service charges on deposit accounts and commissions on sales of mutual funds by the Greenwood Bank's mutual funds department which was established in 1995.

         Noninterest expense increased $808,000, or 35.7%, to $3.1 million in 1995 from $2.3 million in 1994. The primary component of noninterest expense is salaries and benefits, which increased $303,000, or 27.3%, in 1995 compared to 1994. The increase is attributable to an increase in the employee base due to the opening of the Clemson Bank and the opening of the Greenwood Bank's trust and mutual funds departments. The total of net occupancy expense and furniture and equipment expense increased $185,000, or 78.1%, to $422,000 in 1995, from $237,000 in 1994. This increase is attributable to an increase in depreciation expense resulting from additions to premises and equipment in preparation for opening the Clemson Bank and a new Greenwood Bank branch. The Company's efficiency ratio in 1995 was 76.78%, compared to 69.81% in 1994.

         Net income decreased $51,000, or 8.7%, to $534,000 in 1995 from $585,000 in 1994. The decrease in net income was due to the increase in noninterest expense associated primarily with the organization of the Clemson Bank. Return on average assets during 1995 was 0.68% compared to 0.97% during 1994, and return on average equity was 5.69% during 1995 compared to 10.17% during 1994. The decrease in return on average equity was attributable to the issuance of 520,422 additional shares of Common Stock in connection with the capitalization of the Clemson Bank.


NET INTEREST INCOME

         GENERAL. The largest component of the Company's net income is its net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the yields earned on the Company's interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents the Company's net interest margin.

         AVERAGE BALANCES, INCOME AND EXPENSES AND RATES. The following table sets forth, for the periods indicated, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

                 AVERAGE BALANCES, INCOME AND EXPENSES AND RATES

                                                           YEAR ENDED DECEMBER 31,
                                                  1994                        1995                           1996
                                       AVERAGE  INCOME/    YIELD/   AVERAGE   INCOME/    YIELD/   AVERAGE   INCOME/  YIELD/
                                       BALANCE  EXPENSE    RATE     BALANCE   EXPENSE     RATE    BALANCE   EXPENSE  RATE
(DOLLARS IN THOUSANDS)
ASSETS:
Earning Assets
   Loans (1)...........................$46,305  $3,909     8.44%    $ 55,018  $ 5,146    9.35%   $ 71,298   $6,622   9.29%
   Investment securities (2)...........  7,801     383     4.91       14,419      894    6.21      23,188    1,402   6.05
   Funds sold and other................  1,238      48     3.88        1,777      107    6.02       1,538       90   5.85
                                         -----      --                 -----      ---               -----     ----     --
      Total earning assets.............  55,344  4,340     7.84       71,214    6,147    8.63      96,024    8,114   8.45
                                         ------  -----                ------    -----              ------    -----
   Cash and due from banks.............    2,006                       2,758                        3,080
   Premises and equipment..............    1,760                       2,288                        3,408
   Other assets........................    2,053                       2,646                        3,776
   Allowance for loan losses...........     (569)                       (601)                        (746)
                                            ----                        ----
      Total assets.....................  $60,594                    $ 78,305                     $105,542
                                          ======                     =======                     =======
LIABILITIES:
Interest-Bearing Liabilities
   Interest-bearing transaction accounts.$ 5,597   103    1.84      $  6,136     113     1.84    $  7,719     151    1.96
   Savings deposits....................   11,805   324    2.74        14,693     590     4.02      21,175     928    4.38
   Time deposits.......................   23,518   937    3.98        30,053   1,719     5.72      41,476   2,346    5.66
   Other short-term borrowings.........      683    31    4.54         2,479     145     5.73       5,070     283    5.58
   Federal Home Loan Bank advances.....    6,501   298    4.58         6,655     381     5.73       5,436     298    5.48
                                           -----   ---                  -----    ---               ------    ----
      Total interest-bearing
         liabilities...................   48,104 1,693    3.52        60,016  2,948      4.91      80,876   4,006    4.95
                                         ------- -----                ------  -----                ------   -----
   Demand deposits.....................    6,228                       8,258                       10,591
   Accrued interest and
         other liabilities.............      530                         643                        1,015
   Shareholders' equity................    5,732                       9,388                       13,060
      Total liabilities and
           shareholders'  equity.......  $60,594                     $78,305                     $105,542
   Net interest spread.................                   4.32%                         3.72%                        3.50%
   Net interest income.................         $2,647                       $3,199                   $4,108
                                                ======                        =====                    =====
   Net interest margin.................                4.78%                      4.49%                     4.28%


(1) The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(2) Average investment securities include the valuation allowance on securities available for sale.

         ANALYSIS OF CHANGES IN NET INTEREST INCOME. The following table sets forth the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 1994 to 1995 and 1995 to 1996.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME


                                                                       YEAR ENDED DECEMBER 31,
                                                       1995 COMPARED WITH 1994          1996 COMPARED WITH 1995
                                                                  VARIANCE DUE TO          VARIANCE DUE TO
                                                     VOLUME (1)   RATE (1)  TOTAL       VOLUME    RATE    TOTAL
                                                     ------ ---   ---- ---  -----       ------    ----    -----
                                                                         (DOLLARS IN THOUSANDS)
EARNING ASSETS
   Loans.........................................    $  787       $ 450     $1,237      $1,512    $ (36)  $1,476
   Investment securities.........................       389         122        511         532      (24)     508
   Funds sold and other..........................        32          27         59          (14)     (3)     (17)
                                                        ---          --         --         ---       --    -----
      Total interest income......................     1,208         599      1,807       2,030      (63)   1,967
                                                      -----         ---      -----       -----      ---    -----
Interest-Bearing Liabilities
INTEREST-BEARING DEPOSITS:
   Interest-bearing transaction accounts.........        10          --         10          31        7       38
   Savings and market rate investments...........        92         174        266         280       58      338
   Certificates and other time deposits..........       304         478        782         646      (19)     627
                                                        ---         ---        ---         ---      ---      ---

      Total interest-bearing deposits............       406         652      1,058         957       46    1,003
   Other short-term borrowings...................       103          11        114         145       (7)     138
   Federal Home Loan Bank advances...............         7          76         83         (68)     (15)     (83)
                                                         --          --         --         ---       ---   -----
      Total interest expense.....................       516         739      1,255       1,034       24    1,058
                                                        ---       -----      -----       -----       ---   -----
      Net interest income........................        $ 692    $(140)   $   552     $   996    $ (87)  $  909
                                                       =======    =====     =======     =======     ====   ======

(1) Volume-rate changes have been allocated to each category based on the percentage of the total change.

         INTEREST SENSITIVITY. The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The principal monitoring technique employed by the Company is the measurement of the Company's interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

         The following table sets forth the Company's interest rate sensitivity at December 31, 1996.

                          INTEREST SENSITIVITY ANALYSIS


                                                                    DECEMBER 31, 1996
                                          -----------------------------------------------------------------------------
                                                      AFTER ONE      AFTER THREE                GREATER THAN
                                           WITHIN       THROUGH        THROUGH       WITHIN     ONE YEAR OR
                                         ONE MONTH   THREE MONTHS   TWELVE MONTHS   ONE YEAR    NONSENSITIVE      TOTAL
                                         ---------   ------------   -------------   --------    -------------   --------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS
   Earning Assets
      Loans (1)........................  $ 35,146    $   7,008       $ 12,747    $ 54,901        $25,459      $80,360
      Securities (2)...................       502        1,010          1,027       2,539         20,741       23,280
      Funds sold and other.............       700           --             --         700             --          700
                                              ---           --             --         ---             --          ---
         Total earning assets..........    36,348        8,018         13,774      58,140         46,200      104,340
                                           ------        -----         ------      ------         ------      -------
LIABILITIES
   Interest-bearing liabilities
      Interest-bearing deposits
         Demand deposits...............     8,296           --             --       8,296            --         8,296
         Savings deposits..............    22,716           --             --      22,716            --        22,716
         Time deposits.................    11,494        6,527         23,807      41,828         4,796        46,624
                                           ------        -----         ------      ------         -----        ------
         Total interest-bearing
               deposits................    42,506        6,527         23,807      72,840         4,796        77,636
                                           ------        -----          ------     ------         -----        ------
      Other short-term borrowings......     6,783           --             --       6,783            --         6,783
      Federal Home Loan Bank advances..     2,600        1,674            465       4,739           150         4,889
                                            -----        -----            ---       -----           ---
         Total interest-bearing
                liabilities............    51,889        8,201         24,272      84,362         4,946        89,308
                                           ------        -----         ------      ------         -----        ------
   Period gap..........................  $(15,541)   $     (183)     $(10,498)   $(26,222)   $41,254
                                         ========    ==========      ========    ========    =======
   Cumulative gap......................  $(15,541)   $  (15,724)     $(26,222)   $(26,222)   $15,032
                                         ========    ==========      ========    ========    =======
   Ratio of cumulative gap to total earning
   assets..............................   (14.89)%       (15.07)%      (25.13)%    (25.13)%    14.41%

(1)  Excludes nonaccrual loans.
(2) Excludes investment in the Federal Home Loan Bank and Federal Reserve Bank stock and other nonmarketable equity securities included in other assets totaling approximately $2.2 million.

         The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument's ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give the Company the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date.

         The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when it is liability-sensitive. The Company is liability sensitive over the one month, three month, and one year time frames. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Accordingly, management believes a liability-sensitive gap position is not as indicative of the Company's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         GENERAL. The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, each Bank's Board of Directors reviews and approves the appropriate level for that Bank's allowance for loan losses based upon management's recommendations, the results of the internal monitoring and reporting system, analysis of economic conditions in its markets, and a review of historical statistical data for both the Company and other financial institutions.

         Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the Company's income statement, are made periodically to maintain the allowance at an appropriate level based on management's analysis of the potential risk in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

         The Company's allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, future economic conditions and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, charge-offs, and general and economic conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of the Company's monitoring and analysis system are also reviewed periodically by the banking regulators and the Company's independent auditors.

         Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The Company does not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing a risk grading system. See "Potential Problem Loans."

         The following table sets forth certain information with respect to the Company's allowance for loan losses and the composition of charge-offs and recoveries for each of the last five years.

                            ALLOWANCE FOR LOAN LOSSES



                                                                               YEAR ENDED DECEMBER 31,
                                                                     1992      1993     1994      1995     1996
                                                                     ----      ----     ----      ----     ----
                                                                               (DOLLARS IN THOUSANDS)

Total loans outstanding at end of period, net of unearned income.   $34,493   $44,634   $50,565 $63,204   $80,546
Average loans outstanding, net of unearned income.............      $32,190   $39,641   $46,305 $55,018   $71,298
Balance of allowance for loan losses at beginning of period...      $   331   $   500   $   567 $   581   $   671
Loan losses:
   Commercial, financial and agricultural.....................           48         5        --      17        --
   Real estate -- mortgage....................................          --         --        --      --        --
   Consumer...................................................           10        12         4       4        21
                                                                         --        --        --      --        --
      Total loan losses.......................................           58        17         4       21       21
                                                                         --        --        --      --        --
Recoveries of previous loan losses:
   Commercial, financial and agricultural.....................           --        --        --       --       --
   Real estate -- mortgage....................................           --        --        --       --       --
   Consumer...................................................           --         4         4       --       --
                                                                         --        --        --       --       --
      Total recoveries........................................           --         4         4       --       --
                                                                         --        --        --       --       --
Net loan losses...............................................           58        13        --       21       21
Provision for loan losses.....................................          227        80        14      112      187
                                                                        ---        --        --      ---      ---
Balance of allowance for loan losses at end of period.........    $     500  $    567   $   581   $  671    $ 837
                                                                   ========  =========  ========  ========  ========
Allowance for loan losses to period end loans.................        1.45%    1.27%      1.15%     1.06%    1.04%
Net charge-offs to average loans..............................        0.18     0.03         --      0.03     0.03


         NONPERFORMING ASSETS. The following table sets forth the Company's nonperforming assets for the dates indicated.

                              NONPERFORMING ASSETS


                                                                         DECEMBER 31,
                                                            1992    1993    1994     1995     1996
                                                            ----    ----    ----     ----     ----
                                                                   (DOLLARS IN THOUSANDS)

Nonaccrual loans.......................................     $  85   $179    $   3   $  13    $186
Restructured or impaired loans.........................         --    --       --      --      --
                                                                --    --       --      --      --
     Total nonperforming loans.........................         85    179       3      13     186
Other real estate owned................................         97    --       19      --      --
                                                                --    --       --      --      --
     Total nonperforming assets........................     $182    $179    $  22    $  13    $186
                                                            ====    ====    =====    =====    ====
Loans 90 days or more past due and still
   accruing interest...................................     $   --  $   --  $  39    $  60    $  54
Nonperforming assets to period end loans and
   foreclosed property.................................      0.52%   0.40%   0.04%    0.02%    0.23%


         Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to earnings. For all periods presented, the additional interest income, which would have been recognized into earnings if the Company's nonaccrual loans had been current in accordance with their original terms, is immaterial.

         Total nonperforming assets increased $173,000 to $186,000 at December 31, 1996, from $13,000 at December 31, 1995. This increase was primarily due to a $122,000 loan collateralized by a second mortgage that was placed in nonaccrual status in January 1996. Nonperforming assets were 0.23% of total loans and foreclosed property at December 31, 1996. The allowance for loan losses to period end nonperforming assets was 450.00% at December 31, 1996.

         POTENTIAL PROBLEM LOANS. At December 31, 1996, through their internal review mechanisms the Banks had identified $985,000 of criticized loans and $2.6 million of classified loans. The results of this internal review process are the primary determining factor in management's assessment of the adequacy of the allowance for loan losses. See "Provision and Allowance for Loan Losses."

NONINTEREST INCOME AND EXPENSE

         NONINTEREST INCOME. The largest component of noninterest income is service charges on deposit accounts, which totaled $515,000 in 1996, a 31.0% increase over the 1995 level of $393,000. The increase in other noninterest income was primarily due to the growth of the Greenwood Bank and increased fee income from the origination of residential mortgage loans and from sales of mutual funds by the mutual funds department which was formed in 1995.

         The following table sets forth, for the periods indicated, the principal components of noninterest income:

                               NONINTEREST INCOME


                                                                                         YEAR    ENDED    DECEMBER  31,
                                                                                      1994       1995       1996
                                                                                      ----       ----       ----
                                                                                            (DOLLARS  IN  THOUSANDS)

Service charges on deposit accounts...............................................    $305       $393       $ 515
Residential mortgage origination fees.............................................     114        115         207
Securities gains (losses).........................................................     (79)       (22)         17
Fees from sales of mutual funds...................................................      --         49         132
Other.............................................................................     174        242         355
                                                                                        ---        ---
Total noninterest income..........................................................    $514       $777      $1,226
                                                                                      ====       ====      ======


         NONINTEREST EXPENSE. The following table sets forth, for the periods indicated, the primary components of noninterest expense:


                               NONINTEREST EXPENSE

                                                                YEAR ENDED DECEMBER 31,
                                                               1994      1995       1996
                                                               ----      ----       ----
                                                              (DOLLARS IN  THOUSANDS)
Salaries and employee benefits...........................    $1,108    $1,411     $1,960
Net occupancy expense....................................       116       182        287
Furniture and equipment expense..........................       121       240        305
Director and committee fees..............................        90        72        114
Amortization of intangibles and other assets.............        31        33         14
Data processing and supplies.............................        37       110        176
Mortgage loan department expense.........................        40        44         80
Banking assessments......................................       109        59          3
Professional fees........................................        92       116        132
Postage and freight and carriers.........................        51        90        117
Supplies.................................................        96       186        228
Credit card expenses.....................................        44        65         94
Other....................................................       326       461        631
                                                                ---       ---        ---
      Total noninterest expense..........................    $2,261    $3,069     $4,141
                                                             ======    ======     ======
Efficiency ratio.........................................     69.81%    76.78%     77.28%

         Salaries and employee benefits increased $549,000, or 38.9%, to $2.0 million in 1996 from $1.4 million in 1995, primarily as a result of an increase in the number of employees due to the opening in 1995 of the Clemson Bank, a Greenwood Bank branch office, and the Greenwood Bank's trust and mutual funds departments. The Company has also hired new employees in anticipation of opening the New Banks. In addition, the Company continued to upgrade its data processing operations in order to service both the Greenwood Bank and the Clemson Bank, as well as to position the Company to pursue its strategy of forming a network of independently managed community banks. In December 1994, the Company installed a new mainframe-based computer system. In 1996, the Company purchased a separate facility to use for data processing and bookkeeping. The Company also purchased imaging equipment and software that will allow the Banks to provide better service to their customers and assist employees in performing their day-to-day duties. The Company is amortizing the cost of the imaging equipment and software and the computer over five years. The factors above, combined with an increase in the cost of computer supplies, resulted in increases in net occupancy expense, furniture and equipment expense, and data processing and supplies expense. The Company's efficiency ratio, which is noninterest expense as a percentage of the total of net interest income plus noninterest income, net of gains and losses on the sale of assets, was 77.28% in 1996 compared to 76.78% in 1995 and 69.81% in 1994.

EARNING ASSETS

         LOANS. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $71.3 million in 1996 compared to $55.0 million in 1995, an increase of $16.3 million, or 29.6%. At December 31, 1996, total loans were $80.5 million, compared to $63.2 million at December 31, 1995.

         The increase in loans during 1996 was primarily due to the continued demand for real estate loans in the Greenwood market, the loan growth at the Clemson Bank, and an increase in the Greenwood Bank's customer base resulting from the purchase of a local financial institution by an out-of-state competitor and the closing or sale of local branches by large regional banks. The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights the Company's general emphasis on mortgage lending.

                          COMPOSITION OF LOAN PORTFOLIO

                                                                 DECEMBER 31,
                                    1992            1993              1994             1995              1996
                                      PERCENT          PERCENT            PERCENT          PERCENT          PERCENT
                              AMOUNT OF TOTAL  AMOUNT OF TOTAL  AMOUNT   OF TOTAL AMOUNT  OF TOTAL AMOUNT  OF TOTAL
                                                            (DOLLARS IN THOUSANDS)
Commercial, financial and
   agricultural...........  $  8,933   25.90% $10,684   23.94% $12,231    24.19% $13,349   21.12% $15,348   19.05%
Real estate
   Construction...........     2,236    6.48   11,556   25.89    5,906    11.68    8,483   13.42    9,962   12.37
   Mortgage -- residential.   11,148   32.32   11,258   25.22   14,978    29.62   22,515   35.62   31,519   39.13
   Mortgage -- nonresidential. 9,586   27.79    7,504   16.81   13,436    26.57   14,190   22.45   17,616   21.87
Consumer..................     2,535    7.35    3,585    8.03    3,953     7.82    4,591    7.27    5,947    7.38
Other.....................        55    0.16       47    0.11       61     0.12       76    0.12      154    0.20
                              ------ -------   ------  ------   ------    -----   ------  ------   ------   -----
   Total loans............    34,493 100.00%   44,634  100.00%  50,565   100.00%  63,204  100.00%  80,546  100.00
                                     =======           ======            ======           ======           ======
Allowance for loan losses.      (500)            (567)            (581)             (671)            (837)
                             -------          -------           ------           -------          -------
   Net loans..............   $33,993          $44,067           $49,984          $62,533          $79,709
                             =======          =======           =======          =======          =======

         The principal component of the Company's loan portfolio is real estate mortgage loans. At December 31, 1996, this category totaled $49.1 million and represented 61.0% of the total loan portfolio, compared to $36.7 million, or 58.1%, at December 31, 1995.

         In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in the Company's market areas to obtain a security interest in real estate whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.

         Residential mortgage loans, which is the largest category of the Company's loans, increased $9.0 million, or 40.0%, to $31.5 million at December 31, 1996, from $22.5 million at December 31, 1995. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland and is the second largest category of the Company's loans, increased $3.4 million, or 24.1%, to $17.6 million at December 31, 1996, from $14.2 million at December 31, 1995. The increase in real estate lending was attributable to the continued demand for residential and commercial real estate loans in the Greenwood market, the Company's ability to attract new customers from a local competitor that was acquired by an out-of-state bank in 1996 and from local branch offices of large regional banks that were closed during the year, continued increases in residential construction lending, and loan growth at the Clemson Bank, which had $7.8 million in real estate loans as of December 31, 1996 compared to $4.2 million as of December 31, 1995. The Banks have been able to compete favorably for residential mortgage loans with other financial institutions by offering fixed rate products having three and five year call provisions. Generally, the Banks limit their loan-to-value ratios to 80%.

         Commercial, financial and agricultural loans increased $2.0 million, or 15.0%, to $15.3 million at December 31, 1996, from $13.3 million at December 31, 1995. This increase was primarily attributable to the continued economic development in Greenwood County and the growth of the Clemson Bank.

         Consumer loans increased $1.4 million, or 29.5%, to $5.9 million at December 31, 1996, from $4.6 million at December 31, 1995. The growth in consumer loans is primarily attributable to overall growth in the Company's loan portfolio.

         The Company's loan portfolio reflects the diversity of its markets. The home office and branch offices of the Greenwood Bank are located in Greenwood County, South Carolina. The economy of Greenwood contains elements of medium and light manufacturing, higher education, regional healthcare, and distribution facilities. The Clemson Bank office is currently located in a temporary facility in Clemson, South Carolina. Due to its proximity to a major interstate highway and Clemson University, a state-supported university, management expects the area to remain stable with continued growth. Outside the incorporated city limits of Greenwood and Clemson, the economy includes manufacturing, agriculture, timber, and recreational activities. The Company does not engage in foreign lending.

         The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Company. The following table sets forth the Company's loans maturing within specified intervals at December 31, 1996.

       LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                                    DECEMBER 31, 1996
                                                                           OVER ONE YEAR
                                                                ONE YEAR      THROUGH      OVER FIVE
                                                                 OR LESS     FIVE YEARS      YEARS      TOTAL
                                                                             (DOLLARS IN THOUSANDS)
Commercial, financial and agricultural.......................   $11,503      $  3,845    $    --        $15,348
Real estate..................................................    35,642        22,578        877         59,097
Consumer and other...........................................     4,351         1,655         95          6,101
Loans maturing after one year with:
   Fixed interest rates...........................................................................      $26,135
   Floating interest rates........................................................................        2,915
 ..................................................................................................      $29,050
                                                                                                        =======

         The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and repricing structure of the loan portfolio shown on the above table.

         INVESTMENT SECURITIES. The investment securities portfolio is a significant component of the Company's total earning assets. Total securities averaged $23.2 million in 1996, compared to $14.4 million in 1995 and $7.8 million in 1994. At December 31, 1996, the total securities portfolio was $23.3 million, and all securities were designated as available-for-sale and were recorded at estimated fair market value. The increase in the portfolio during 1996 was primarily due to strategies implemented by management in 1995 and maintained in 1996 to improve liquidity and lower the loans-to-assets ratio.

         The following table sets forth the book value of the securities held by the Company at the dates indicated.

                            BOOK VALUE OF SECURITIES

                                                                                          DECEMBER 31,
                                                                                  1994       1995       1996
                                                                                  ----       ----       ----
                                                                                     (DOLLARS IN THOUSANDS)
U.S. Treasury...............................................................    $4,889      $  5,952   $  6,420
U.S. government agencies....................................................     1,044        11,546     11,150
State, county and municipal securities......................................     1,684         4,550      5,367
Mortgage-backed securities..................................................        --           398        343
      Total securities......................................................    $7,617      $ 22,446    $23,280
                                                                                ======      ========    =======

         The following table sets forth the scheduled maturities and average yields of securities held at December 31, 1996.

             INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

                                                        DECEMBER 31, 1996
                                                              AFTER ONE BUT  AFTER FIVE BUT
                                               WITHIN ONE       WITHIN FIVE     WITHIN TEN
                                                  YEARS                         YEAR YEARS   AFTER TEN YEARS
                                            AMOUNT   YIELD   AMOUNT   YIELD  AMOUNT   YIELD   AMOUNT    YIELD
                                                           (DOLLARS IN THOUSANDS)

U.S. Treasury............................   $1,605   6.52%   $  4,815 6.00%  $      --    --% $      --    --%
U.S. government agencies.................       --     --       5,127 6.24       6,023  6.79
State and political subdivisions.........      934   4.32         902 4.50       1,105  4.72      2,426  5.00
      Total (1)..........................   $2,539   5.71%   $ 10,844 6.00%  $   7,128  6.47%    $2,426  5.00%
                                            ======           ========        =========           ======

(1) Excludes mortgage-backed securities totaling $343,000 with a yield of 6.91%.

         Other attributes of the securities portfolio, including yields and maturities, are discussed above in " -- Net Interest Income -- Interest Sensitivity."

         SHORT-TERM INVESTMENTS. Short-term investments, which consist primarily of federal funds sold and interest-bearing deposits with other banks, averaged $1.5 million in 1996, compared to $1.8 million in 1995 and $1.2 million in 1994. At December 31, 1996, short-term investments totaled $700,000. These funds are a primary source of the Banks' liquidity and are generally invested in an earning capacity on an overnight basis.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

         Average interest-bearing liabilities increased $20.9 million, or 34.8%, to $80.9 million in 1996, from $60.0 million in 1995. Average interest-bearing deposits increased $19.5 million, or 38.3%, to $70.4 million in 1996, from $50.9 million in 1995. These increases resulted from increases in most categories of interest-bearing liabilities, primarily as a result of the opening of the Clemson Bank and the Greenwood Bank branch. The Company has also been able to attract new accounts from former South Carolina-based banks that have been acquired by large southeastern regional bank holding companies and from local branches of regional banks which have been closed or sold.

         DEPOSITS. Average total deposits increased $21.8 million, or 36.9%, to $81.0 million during 1996, from $59.1 million during 1995. At December 31, 1996, total deposits were $89.9 million compared to $73.1 million a year earlier, an increase of 22.9%.

         The following table sets forth the deposits of the Company by category at the dates indicated.

                                                  DEPOSITS
                                                                  DECEMBER 31,
                             -------------------------------------------------------------------------------------
                                  1992              1993              1994              1995            1996
                             ----------------  ---------------  -----------------  --------------- ---------------
                                     PERCENT          PERCENT           PERCENT           PERCENT          PERCENT
                                        OF               OF                OF                OF              OF
                             AMOUNT  DEPOSITS  AMOUNT DEPOSITS  AMOUNT DEPOSITS    AMOUNT DEPOSITS AMOUNT  DEPOSIT
                           --------  -------- ------- --------  ------ --------  -------- -------- ------  -------
                                                           (DOLLARS IN THOUSANDS)
Demand deposit accounts..  $  4,620   11.28% $ 4,974   10.81% $  6,968   14.18%  $  9,447  12.92% $12,226   13.61%
NOW accounts.............     5,161   12.60    5,050   10.98     7,158   14.56      8,028  10.98    8,296    9.23
Money market accounts....     6,179   15.08    5,679   12.35     4,815    9.80      9,498  12.98   14,035   15.62
Savings accounts.........     5,009   12.22    6,360   13.83     6,818   13.87      7,922  10.83    8,681    9.66
Time deposits less than..
   $100,000..............    14,193   34.64   15,503   33.71    15,893   32.34     26,161  35.77   34,745   38.66
Time deposits of $100,000
   or over...............     5,808   14.18    8,426   18.32     7,494   15.25     12,082  16.52   11,879   13.22
                            -------  ------  -------  ------   -------  ------    ------- ------  -------  ------
       Total deposits....   $40,970  100.00% $45,992  100.00%  $49,146  100.00%   $73,138 100.00% $89,862  100.00%
                            =======  ======  =======  ======   =======  ======    ======= ======  =======  ======


         Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits increased $16.8 million in 1996, primarily as a result of the opening of the Clemson Bank and a Greenwood Bank branch in Ninety Six, South Carolina and deposit runoff from a locally-owned financial institution which was acquired by an out-of-state regional bank. Management also believes the Company's focus on quality service has contributed to the growth.

         Deposits, and particularly core deposits, have historically been the Company's primary source of funding and have enabled the Company to meet successfully both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The Company's loan-to-deposit ratio was 89.6% at December 31, 1996, and 86.4% at the end of 1995, and the ratio averaged 88.1% during 1996. The maturity distribution of the Company's time deposits over $100,000 at December 31, 1996, is set forth in the following table.


                      MATURITIES OF CERTIFICATES OF DEPOSIT
                               OF $100,000 OR MORE

                                                                      DECEMBER  31, 1996
                                                                  AFTER THREE   AFTER SIX
                                                   WITHIN THREE      THROUGH     THROUGH   AFTER TWELVE
                                                       MONTHS     SIX MONTHS  TWELVE MONTHS   MONTHS    TOTAL
                                                                    (DOLLARS IN THOUSANDS)

Certificates of deposit of $100,000 or more....        $4,517         $2,772      $3,785      $805     $11,879
                                                       ======         ======      ======      ====     =======


         Approximately 38.0% of the Company's time deposits over $100,000 had scheduled maturities within three months and more than 60.0% had maturities within six months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Company does not solicit brokered deposits.

         BORROWED FUNDS. Borrowed funds consist primarily of short-term borrowings in the form of federal funds purchased from correspondent banks, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank.

          Average short-term borrowings were $5.1 million in 1996, an increase of $2.6 million from 1995. The increase is primarily due to the Company's increased use of repurchase agreements with an unrelated financial institution. Average borrowings under this agreement were $2.8 million in 1996 compared to $226,000 in 1995. Average Federal Home Loan Bank advances during 1996 were $5.4 million compared to $6.7 million during 1995, a decrease of $1.3 million. Although management expects to continue using short-term borrowing and Federal Home Loan Bank advances as secondary funding sources, core deposits will continue to be the Company's primary funding source.

CAPITAL

         The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Federal Reserve guidelines contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Prior to the Offering, the Company has had less than $150 million in assets and, consequently, has not been subject to these rules. Following the Offering and the Acquisition, however, the Company expects to have in excess of $150 million, in which case the Federal Reserve's requirements will apply to the Company. Tier 1 capital of the Company consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. The Company's Tier 2 capital consists of general reserve for loan losses subject to certain limitations. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

         The holding company and banking subsidiaries are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum. The Company exceeded the Federal Reserve's fully phased-in regulatory capital ratios at December 31, 1994, 1995 and 1996, as set forth in the following table.


                               ANALYSIS OF CAPITAL

                                                      DECEMBER 31,
                                           1994          1995         1996
                                           ----          ----         ----
                                                    (DOLLARS IN THOUSANDS)

Tier 1 capital .......................... $ 6,131       $12,693      $13,474
Tier 2 capital ..........................     580           671          837
                                          -------       -------      -------

   Total qualifying capital ............. $ 6,711       $13,364      $14,311
                                          -------       -------      -------

Risk-adjusted total assets (including
   off-balance sheet exposures) ......... $55,516       $68,743      $86,512
                                          =======       =======      =======

Tier 1 risk-based capital ratio .........   11.04%        18.46%       15.58%
Total risk-based capital ratio ..........   12.09         19.41        16.54
Tier 1 leverage ratio ...................    9.42         13.21        11.62

         Each of the Banks is required to maintain risk-based and leverage ratios similar to those required for the Company. Each of the Banks exceeded these regulatory capital ratios at December 31, 1996, as set forth in the following table.

                               BANK CAPITAL RATIOS

                                           DECEMBER  31, 1996
                                   TIER 1          TOTAL        TIER 1
                                  RISK-BASED     RISK-BASED     LEVERAGE

Greenwood Bank.....................  9.97%        10.91%           7.34%
Clemson Bank....................... 30.76         32.01           23.60

         Following the purchase of the New Banks and the assumption of certain deposits and the purchase of certain assets and loans associated with the Carolina First Branches, and assuming net proceeds of $14.9 million from the Offering, the Company's Tier 1 leverage ratio will increase from 11.62% to 13.88% and its tangible book value per share will decrease from $11.08 to $9.42, and the capital ratios of the Banks will not be affected.

LIQUIDITY MANAGEMENT AND CAPITAL RESOURCES

         Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Without proper liquidity management, the Company would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities it serves.

         Liquidity management is made more complex because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control.

         During 1995, management implemented strategies to decrease the loans-to-assets and loans-to-funds ratios. The Company continues to operate within the recommendations of the Board of Directors with a loans-to-assets ratio of 69.5% and a loans-to-funds ratio of 79.3% as of December 31, 1996. Although the amount of advances from the FHLB has decreased approximately $1.4 million from the December 31, 1995 balance of approximately $6.2 million, management expects to continue using these advances as a source of funding. Additionally, the Company has approximately $9.3 million of unused lines of credit for federal funds purchases and a $5.0 million line of credit from another financial institution. The Company also has approximately $23.3 million of securities available for sale as a secondary source of liquidity.

         The Company depends on dividends from the Banks as its primary source of liquidity. The ability of the Banks to pay dividends is subject to general regulatory restrictions which may, but are not expected to, have a material negative impact on the liquidity available to the Company. The Company does not plan to pay cash dividends for the near term. The Company has paid stock dividends in September 1993, April 1994, August 1995, and May 1996 and may do so in the future.

         The Company financed the formation of the Greenwood Bank and the Company's initial operations with the proceeds of a $5.0 million offering of Common Stock in 1988, of which $4.0 million was used to capitalize the Greenwood Bank. In addition, the Company raised approximately $6.25 million through an offering of Common Stock in 1995. The Company used $4.5 million of the proceeds of this offering to capitalize the Clemson Bank and used the balance to purchase computer and other equipment, to open a new branch in Ninety Six, South Carolina, and for general working capital. The Company intends to use the net proceeds of the Offering to capitalize each of the New Banks. The Company anticipates that the net proceeds of the Offering will be adequate for the capitalization of each New Bank and the Company's capital needs for the foreseeable future. However, the State Board could require the Company to increase the capitalization of any of the Banks. In such event, the Company would likely fund the increased capitalization through the use of any remaining net proceeds of the Offering, from dividends from the Banks (to the extent available), or through loans from third parties (subject to obtaining regulatory approval). See "Government Supervision and Regulation -- Dividends."

ACCOUNTING RULE CHANGES

         ACCOUNTING FOR STOCK-BASED COMPENSATION. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation," effective for transactions entered into in fiscal years that begin after December 15, 1995. SFAS 123 recommends that companies account for stock compensation on a fair value based method which requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. As an alternative, companies may continue to record compensation cost based on the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. However, if a company elects this method, it must include in the financial statements certain disclosures which reflect pro forma amounts as if the fair value method had been used. As permitted by SFAS 123, the Company continued its current method of accounting for stock options with pro forma amounts for 1995 and 1996 disclosed in the 1996 financial statements.

IMPACT OF INFLATION

         Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and its subsidiaries are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. See " -- Net Interest Income -- Interest Sensitivity".

INDUSTRY DEVELOPMENTS

         Certain recently enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institutions industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or results of operations. See "Government Supervision and Regulation -- General."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements identified in Item 14 of this Report on Form 10-K are included herein on pages F-1 through F-28.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.

           None.



                                    PART III

           Information called for by PART III (Items 10, 11, 12 and 13) of this Report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended December 31, 1996 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement.

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

          (3)     Exhibits:

           The accompanying Exhibit Index on page E-1 sets forth the exhibits that are filed as part of this Report on Form 10-K.


(b)        Reports on Form 8-K:

           None.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Community Capital Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMMUNITY CAPITAL CORPORATION



Dated: March 24, 1997                  By: /s/ WILLIAM G. STEVENS
                                           ------------------------------
                                            William G. Stevens
                                            President and Chief Executive
                                            Officer


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, Greenwood National Bancorporation, and in the capacities and on the dates indicated.

       Signature                         Title                        Date

/s/ WILLIAM G. STEVENS            President (Principal          March 24, 1997
-------------------               Executive Officer) and
William G. Stevens                Director


/s/ JAMES H. STARK                Chief Financial               March 24, 1997
-------------------               Officer (Principal
James H. Stark                    Financial and
                                  Accounting Officer) and
                                  Secretary

        *                         Assistant Secretary and       March 24, 1997
-------------------               Director
Patricia C. Edmonds


        *                         Director                      March 24, 1997
--------------------
David P. Allred, M.D.


        *                         Director                      March 24, 1997
---------------------
Robert C. Coleman


        *                         Director                      March 24, 1997
---------------------
John W. Drummond


        *                         Director                      March 24, 1997
---------------------
Wayne Q. Justesen, Jr.

        *                         Director                      March 24, 1997
---------------------
Clinton C. Lemon, Jr.


        *                         Director                      March 24, 1997
---------------------
Thomas C. Lynch, Jr.


        *                         Director                      March 24, 1997
---------------------
Marshall L. Martin, Jr.


        *                         Director                      March 24, 1997
---------------------
H. Edward Munnerlyn


        *                         Director                      March 24, 1997
---------------------
George B. Park


        *                         Director                      March 24, 1997
---------------------
Joseph H. Patrick, Jr.


        *                         Director                      March 24, 1997
---------------------
Donna W. Robinson


       *                          Director                      March 24, 1997
---------------------
George D. Rodgers


       *                          Director                      March 24, 1997
---------------------
Charles J. Rogers


       *                          Director                      March 24, 1997
---------------------
Thomas F. Skelton


       *                          Director                      March 24, 1997
---------------------
Lex D. Walters


*By: /s/ WILLIAM G. STEVENS                                     March 24, 1997
     -----------------------
    (William G. Stevens) (As
    Attorney-in-Fact for each
    of the persons indicated)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                         DESCRIPTION


  3.1 *    Articles of Incorporation of Registrant.
  3.2 *    Articles of Amendment to Articles of Incorporation of Registrant (re: Change of Name).
  3.3 *    Bylaws of Registrant.
  4.1 **   Form of Common Stock  Certificate.  (The rights of security  holders of the  Registrant are set forth in the  Registrant's  Articles  of  Incorporation  and  Bylaws  included  as  Exhibits  3.1 and  3.3, respectively.)
10.1 *     Registrant's Stock Option Plan for employees (1988).
10.2 ***   Registrant's  Incentive  Stock  Option and  Nonstatutory  Stock  Option  Plan  (1993) as Amended  and
           Restated  through  April 15,  1996.  (Incorporated  by  reference to  Registrant's  Definitive  Proxy
           Statement for Annual Meeting of Shareholders held on May 20, 1996)
10.3 *     Registrant's  Executive  Supplemental  Income  Plan  (Summary)  and  form of  Executive  Supplemental
           Income  Agreement.
10.4 *     Registrant's Management Incentive Compensation Plans (Summary).
10.5 *     Lease Agreement dated July 8, 1994 between John W. Drummond and the Registrant.
10.6 **    Lease Agreement With Options dated June 11, 1996 between Robert C. Coleman and the Registrant.
10.7 **    Bank  Development  Agreement dated May 15, 1996 between the Registrant and the organizers of The Bank of Belton (In Organization).
10.8 **    Bank  Development  Agreement dated September 9, 1996 between the Registrant and the organizers of The
           Bank of Newberry County (In Organization).
10.9 **    Bank  Development  Agreement dated November 18, 1996 between the Registrant and the organizers of The
           Bank of Barnwell County (In Organization).
10.10 **   Line of Credit dated June 5, 1996 between Greenwood Bank & Trust and the Belton Bank Group, a partnership of the organizers of The
           Bank of Belton (In Organization).
10.11 **   Line of Credit dated September 4, 1996 between Greenwood Bank &
           Trust and the Newberry Bank Group, a partnership of the organizers of
           The Bank of Newberry County (In Organization).
10.12 **   Line of Credit dated October 21, 1996 between Greenwood Bank &
           Trust and the Barnwell Bank Group, a partnership of the organizers of
           The Bank of Barnwell County (In Organization).
10.13 ***  Employment  Contract dated November 19, 1987 between Greenwood  National Bank and William G. Stevens.
           (Incorporated  by  reference  to Exhibit  10.7 to  Registrant's  Form 10-K for the fiscal  year ended
           December 31, 1995)
10.14 ***  Employment and Option Agreement dated November 21, 1994 between
           Donna W. Robinson and the Registrant. (Incorporated by reference to
           Exhibit 10.8 to Registrant's Form 10-K for the fiscal year ended
           December 31, 1995)
10.15 **   Employment and Option Agreement dated December 5, 1996 between James A. Lollis and the Registrant.
10.16 **   Employment  and  Option  Agreement  dated  December  5, 1996  between  William  F.  Steadman  and the
           Registrant.
10.17 **   Employment  and Option  Agreement  dated  December 5, 1996 between  Marshall L.  Martin,  Jr. and the
           Registrant.
10.18 **   Purchase and  Assumption  Agreement  dated January 21, 1997 among  Carolina  First Bank,  The Bank of
           Barnwell County (In Organization) and the Registrant.
11.1       Statement of Computation of Per Share Earnings.
21.1 **    Subsidiaries of the Registrant.
24.1       Directors' Powers of Attorney.
27.1       Financial Data Schedule.



* Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant's Form 10-K for the fiscal year ended December 31, 1995.
** Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant's Registration Statement on Form S-2 initially filed on December 20, 1996 (File No.
           333-18457).
***        Incorporated by reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


COMMUNITY CAPITAL CORPORATION

Report of Independent Accounts.................................................................................F-2

Consolidated Balance Sheets at December 31, 1995 and 1996......................................................F-3

Consolidated Statements of Operations for the Years Ended December 31, 1994, 1995 and 1996.....................F-4

Consolidated Statements of Shareholders' Equity for the Years ended December 31, 1994, 1995 and 1996...........F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996.....................F-6

Notes to Consolidated Financial Statements.....................................................................F-7


                                       F1

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Community Capital Corporation
Greenwood, South Carolina


         We have audited the accompanying consolidated balance sheets of Community Capital Corporation and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Capital Corporation and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                TOURVILLE, SIMPSON & HENDERSON


January 10, 1997
(except for Note 12, as to which
the date is January 23, 1997)
Columbia, South Carolina

                                       F2

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


ASSETS                                                                                      December 31,
                                                                                        1995              1996

Cash and cash equivalents:
  Cash and due from banks........................................................ $        2,949     $       3,927
  Federal funds sold.............................................................          2,330               700
                                                                                  --------------     -------------
        Total cash and cash equivalents..........................................          5,279             4,627

Securities available for sale....................................................         22,446            23,280

Loans receivable.................................................................         63,204            80,546
  Less allowance for loan losses.................................................           (671)             (837)
                                                                                  --------------     -------------
    Loans, net...................................................................         62,533            79,709

Premises and equipment, net......................................................          2,531             3,523
Accrued interest receivable......................................................            942             1,114
Other assets.....................................................................          2,369             3,706
                                                                                  --------------     -------------

        Total assets............................................................. $       96,100     $     115,959
                                                                                  ==============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Non-interest bearing........................................................... $        9,447     $      12,226
  Interest bearing...............................................................         63,691            77,636
                                                                                  --------------     -------------
        Total deposits...........................................................         73,138            89,862

Federal funds purchased..........................................................          2,034               783
Securities sold under agreements to repurchase...................................          1,000             6,000
Advances from the Federal Home Loan Bank.........................................          6,244             4,889
Accrued interest payable.........................................................            453               462
Other liabilities................................................................            299               407
                                                                                  --------------     -------------
        Total liabilities........................................................         83,168           102,403
                                                                                  --------------     -------------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized; 1,153,060 and
  1,219,109 shares issued and outstanding at
  December 31, 1995 and 1996, respectively.......................................          1,153             1,219
Capital surplus..................................................................         11,254            12,004
Unrealized gain on securities available for sale, net............................            178                35
Retained earnings ...............................................................            347               298
                                                                                  --------------     -------------
        Total shareholders' equity...............................................         12,932            13,556
                                                                                  --------------     -------------

        Total liabilities and shareholders' equity............................... $       96,100     $     115,959
                                                                                  ==============     =============



The accompanying notes are an integral part of the consolidated financial statements.

                                       F3

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except for per share data)



                                                                                 Year ended December 31,
                                                                      1994             1995               1996
                                                                --------------    --------------     -------------


INTEREST INCOME:
  Loans, including fees........................................ $        3,909    $        5,146     $       6,622
  Securities, taxable..........................................            301               723             1,112
  Securities, nontaxable.......................................             82               171               290
  Federal funds sold and other.................................             48               107                90
                                                                --------------    --------------     -------------
        Total interest income..................................          4,340             6,147             8,114
                                                                --------------    --------------     -------------

INTEREST EXPENSE:
  Deposits.....................................................          1,364             2,422             3,425
  Advances from the Federal Home Loan Bank.....................            298               381               298
  Securities sold under agreements to repurchase...............              -                13               157
  Federal funds purchased and other............................             31               132               126
                                                                --------------    --------------     -------------
        Total interest expense.................................          1,693             2,948             4,006
                                                                --------------    --------------     -------------

NET INTEREST INCOME............................................          2,647             3,199             4,108
Loan loss provision............................................             14               112               187
                                                                --------------    --------------     -------------
NET INTEREST INCOME AFTER LOAN
   LOSS PROVISION..............................................          2,633             3,087             3,921
                                                                --------------    --------------     -------------

OTHER INCOME:
  Service charges on deposit accounts..........................            306               393               515
  Gain (loss) on sales of securities available for sale........            (79)              (22)               17
  Residential mortgage origination fees........................            113               115               207
  Commissions from sales of mutual funds.......................              -                49               132
  Other income.................................................            174               242               355
                                                                --------------    --------------     -------------
        Total other income.....................................            514               777             1,226
                                                                --------------    --------------     -------------

OTHER EXPENSE:
  Salaries and employee benefits...............................          1,108             1,411             1,960
  Net occupancy expense........................................            116               182               287
  Furniture and equipment expense..............................            121               240               305
  Other operating expense......................................            916             1,236             1,589
                                                                --------------    --------------     -------------
        Total other expense....................................          2,261             3,069             4,141
                                                                --------------    --------------     -------------

INCOME BEFORE INCOME TAXES.....................................            886               795             1,006

Income tax provision...........................................            301               261               300
                                                                --------------    --------------     -------------

NET INCOME..................................................... $          585    $          534     $         706
                                                                ==============    ==============     =============


PRIMARY AND FULLY DILUTED NET INCOME
   PER SHARE:.................................................. $         0.80    $         0.55     $        0.54

AVERAGE COMMON SHARES AND EQUIVALENTS
   OUTSTANDING ................................................        804,822         1,070,135         1,356,626


The accompanying notes are an integral part of the consolidated financial statements.

                                       F4

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)



                                                                          Unrealized
                                                                       Gain (loss) on
                                                                          Securities
                                    Common Stock            Capital        Available     Retained
                               Shares          Amount        Surplus    for Sale, net     Earnings       Total

BALANCE,
   DECEMBER 31, 1993........     532,109   $        532   $      4,725  $           -  $        162  $       5,419
Sales of stock to ESOP......      14,294             14            140              -             -            154
Adoption of accounting
  principle.................           -              -              -             (4)            -             (4)
5% stock dividend...........      26,599             27            246              -          (275)            (2)
Change in fair value
  for the period............           -              -              -            (73)            -            (73)
Net income..................           -              -              -              -           585            585
                              ----------   ------------   ------------  -------------  ------------  -------------
BALANCE,
  DECEMBER 31, 1994.........     573,002            573          5,111            (77)          472          6,079
Net proceeds of stock
  offering..................     520,422            520          5,490              -             -          6,010
Sales of stock to ESOP  ....       4,741              5             51              -             -             56
Stock options exercised.....         300              -              2              -             -              2
5% stock dividend...........      54,595             55            600              -          (659)            (4)
Change in fair value
  for the period............           -              -              -            255             -            255
Net income..................           -              -              -              -           534            534
                              ----------   ------------   ------------  -------------  ------------  -------------
BALANCE,
  DECEMBER 31, 1995.........   1,153,060          1,153         11,254            178           347         12,932
Stock options exercised.....       8,558              9             60              -             -             69
5% stock dividend...........      57,491             57            690              -          (755)            (8)
Change in fair value
  for the period............           -              -              -           (143)            -           (143)
Net income .................           -              -              -              -           706            706
                              ----------   ------------   ------------  -------------  ------------  -------------

BALANCE,
  DECEMBER 31, 1996.........   1,219,109   $      1,219   $     12,004  $          35  $        298  $      13,556
                              ==========   ============   ============  =============  ============  =============







The accompanying notes are an integral part of the consolidated financial statements.

                                       F5

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                               Year ended December 31,
                                                                         1994             1995           1996
                                                               ---------------   ---------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................................. $          585    $           534    $          706
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization.............................            210                324               460
    Provision for loan losses.................................             14                112               187
    Deferred income tax benefit...............................              -                (43)              (56)
    Amortization less accretion on securities.................             45                 46                51
    Amortization of deferred loan fees and costs, net.........            103                 84               134
    (Gain) loss on sale of securities available for sale......             79                 22               (17)
    Proceeds from sales of residential mortgages..............          5,814              4,651             8,768
    Disbursements for residential mortgages held for sale.....         (5,572)            (4,814)           (8,684)
    Increase in interest receivable...........................           (119)              (426)             (172)
    Increase in interest payable..............................             17                180                 9
    Loss on disposal of premises and equipment................              -                  -                32
    Increase in other assets..................................           (551)              (267)             (333)
    Increase (decrease) in other liabilities..................            (76)                38               105
                                                               --------------    ---------------    --------------
     Net cash provided by operating activities................            549                441             1,190
                                                               --------------    ---------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in loans made to customers.....................         (6,295)           (12,582)          (17,581)
  Net decrease in deposits in other banks.....................            200                  -                 -
  Proceeds from sales of securities available for sale........          4,928              1,975             4,512
  Proceeds from maturities of securities available for sale...             38              1,527             3,603
  Purchases of securities available for sale..................         (4,484)           (15,209)           (9,205)
  Proceeds from maturities of securities held to maturity.....            461                100                 -
  Purchases of securities held to maturity....................           (853)            (2,891)                -
  Purchases of non-marketable equity securities...............              -               (166)             (947)
  Proceeds from sale of other real estate owned...............              -                 20                 -
  Purchases of premises and equipment.........................           (184)              (997)           (1,713)
  Proceeds from disposals of premises and equipment...........              -                  -               309
                                                               --------------    ---------------    --------------
     Net cash used by investing activities....................         (6,189)           (28,223)          (21,022)
                                                               --------------    ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand and savings deposits.................          3,696              9,136             8,343
  Net increase (decrease) in certificates of deposit..........           (542)            14,856             8,381
  Proceeds of advances from the Federal Home Loan Bank........            117              1,900               700
  Repayments of advances from the Federal Home Loan Bank......           (948)            (1,582)           (2,054)
  Proceeds from issuance of common stock......................              -              6,010                 -
  Proceeds from exercise of stock options.....................              -                  2                69
  Proceeds from stock sales to employee benefit plan..........            154                 56                 -
  Net increase (decrease) in federal funds purchased and
     securities sold under repurchase agreements..............          3,178               (352)            3,749
  Cash paid in lieu of fractional shares......................             (2)                (4)               (8)
                                                               --------------    ---------------    --------------
     Net cash provided by financing activities................          5,653             30,022            19,180
                                                               --------------    ---------------    --------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS...........................................             13              2,240              (652)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR ...................................................          3,026              3,039             5,279
                                                               --------------    ---------------    --------------
CASH AND CASH EQUIVALENTS, END OF YEAR........................ $        3,039    $         5,279    $        4,627
                                                               ==============    ===============    ==============



The accompanying notes are an integral part of the consolidated financial statements.

                                       F6

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of Community Capital Corporation (the "Company"), and its wholly-owned subsidiaries, Greenwood Bank & Trust (the "Greenwood Bank") and Clemson Bank & Trust (the "Clemson Bank" and together with the Greenwood Bank, the "Banks"). The Clemson Bank began operations on June 22, 1995 (See Note 10). The principal business activity of the Company and its subsidiaries is to provide banking services to domestic markets, principally Greenwood County and Pickens County, South Carolina. The Company provides data processing and other services to the Banks. In consolidation, fees charged for these services and all other intercompany items and transactions have been eliminated.

         USE OF ESTIMATES - In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates.

         Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including valuation allowances for impaired loans, the carrying amount of real estate acquired in connection with foreclosures or in satisfaction of loans, and the assumptions used in computing the fair value of stock options granted and the pro forma disclosures required by Statement of Financial Accounting Standards No. 123 (See Notes 2 and 13). Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

         While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowances for losses on loans and foreclosed real estate. Such agencies may require the Banks to recognize additions to the allowances based on their judgements about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

         SECURITIES AVAILABLE FOR SALE - All debt securities have been designated available for sale by the Company and are carried at amortized cost and adjusted to estimated market value by recording the aggregate unrealized gain or loss in a valuation account. Management does not actively trade securities classified as available for sale. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis in the security. Generally, amortization of premiums and accretion of discounts are charged or credited to earnings on a straight-line basis over the life of the securities. The adjusted cost basis of securities available for sale is determined by specific identification and is used in computing the gain or loss from a sales transaction.

         LOANS - Loans are stated at their unpaid principal balance. Interest income is computed using the simple interest method and is recorded in the period earned. When serious doubt exists as to the collectibility of a loan or a loan is 90 days past due, the accrual of interest income is generally discontinued unless the estimated net realizable value of the collateral is sufficient to assure collection of the principal balance and accrued interest. When interest accruals are discontinued, unpaid accrued interest is reversed and charged against current year income.

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

                                       F7

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

         RESIDENTIAL MORTGAGES HELD FOR SALE - The Banks' mortgage activities are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgages and selling mortgages to investors under pre-existing commitments. Funded residential mortgages held temporarily for sale to investors are recorded at cost which approximates the market value (See Note 5). Application and origination fees collected by the Banks are recognized as income upon sale to the investor.

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

             Building and improvements......................         7-40 years
             Furniture, fixtures and equipment..............         5-10 years

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

         INVESTMENTS IN EQUITY SECURITIES - Other assets include the costs of the Banks' investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank. The stocks have no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required for state-chartered member banks. Investment in Federal Home Loan Bank stock is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to secure the borrowings. At December 31, 1995 and 1996, the investment in Federal Reserve Bank stock was $127,000 and $150,000, respectively. At December 31, 1995 and 1996, the investment in Federal Home Loan Bank stock was $772,000 and $822,000, respectively. Dividends received on Federal Reserve Bank stock and Federal Home Loan Bank stock are included in other income.

         The Company's investments in the stock of three unrelated financial institutions are also included in other assets at cost. The Company owns less than five percent of the outstanding shares of each institution, and the stocks either have no quoted market value or are not readily marketable. At December 31, 1995 and 1996, the investments in the stock of the unrelated financial institutions were $353,000 and $1,227,000, respectively. Dividends received are included in other income.


                                       F8

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

         LOAN FEES AND COSTS - Loan origination and commitment fees and certain direct loan origination costs are deferred and are being amortized to income over the contractual lives of commercial and installment loans, adjusted for prepayments, using the level yield method. Net deferred fees and costs associated with the origination of home equity lines of credit are being amortized to income over the contractual life of the lending agreement using the straight-line method.

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

         CASH FLOW INFORMATION - For purposes of reporting cash flows, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from depository institutions and federal funds sold. Generally, federal funds sold are purchased for one-day periods.

         During 1994, 1995 and 1996, the Company paid $1,676,000, $2,768,000 and
$4,007,000, respectively, for interest. In 1994, 1995 and 1996, the Company made tax payments of $512,000, $331,000 and $290,000, respectively.

         Supplemental noncash investing and financing activities are as follows:

         In 1994, 1995 and 1996, the Company declared 5% stock dividends and transferred $273,000, $655,000 and $747,000 from retained earnings (net of cash paid for fractional shares) to common stock and capital surplus in the amounts of $27,000, $55,000 and $57,000, respectively, and $246,000, $600,000 and
$690,000, respectively.

         Changes in the valuation account of securities available for sale, including the deferred tax effects, are considered noncash transactions for purposes of the statement of cash flows and are presented in detail in the notes to the financial statements.

         OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS - In the ordinary course of business, the Banks have entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

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

                                       F9

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

         PER SHARE AMOUNTS - Net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period using the treasury stock method modified for the 20% limitation. The weighted average common shares outstanding were 804,822, 1,070,135, and 1,356,626, during 1994, 1995 and 1996, respectively. Retroactive recognition has been given for the effect of all stock dividends.

         COMMON STOCK OWNED BY THE EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) - ESOP purchases and redemptions of the Company's common stock are at estimated fair value as determined by independent valuations. Dividends on ESOP shares are charged to retained earnings. All shares held by the ESOP are treated as outstanding for purposes of computing earnings per share.

         RECLASSIFICATIONS - Furniture and equipment expense, which was included in net occupancy expense in the 1994 and 1995 financial statements, has been segregated to conform with the 1996 presentation. Certain other captions and amounts in the 1994 and 1995 consolidated financial statements were reclassified to conform with the 1996 presentation.

NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE:

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-based Compensation", effective for transactions entered into in fiscal years that begin after December 15, 1995. SFAS 123 recommends that companies account for stock compensation on a fair value based method which requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. As an alternative, companies may continue to record compensation cost based on the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock (APB Opinion No. 25). However, if a company elects this method, it must include in the financial statements certain disclosures which reflect pro forma amounts as if the fair value method had been used. As permitted by SFAS 123, the Company has elected to continue its current method of accounting for stock options with pro forma amounts disclosed in the financial statements. The pro forma disclosures for the Company include the effects of all awards granted after December 31, 1994 as required by SFAS 123 (See Note 13).

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS:

         The Banks are required to maintain average reserve balances computed as a percentage of deposits. At December 31, 1996, the required cash reserves were satisfied by vault cash on hand and amounts due from correspondent banks.

                                      F10

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT SECURITIES:

         Securities available for sale at December 31, 1995 and 1996 consist of the following:


                                                                          Gross            Gross        Estimated
                                                      Amortized        Unrealized       Unrealized         Fair
                                                        Cost              Gains            Losses          Value
DECEMBER 31, 1995:                                                   (Dollars in thousands)

U.S. Treasury securities............................ $      5,897    $          55    $          -    $      5,952
Securities of other U.S. Government
  agencies and corporations.........................       11,435              117               6          11,546
Obligations of states and local government..........        4,439              111               -           4,550
Mortgage-backed securities..........................          394                4               -             398
                                                     ------------    -------------    ------------    ------------

       Total investment securities.................. $     22,165    $         287    $          6    $     22,446
                                                     ============    =============    ============    ============

DECEMBER 31, 1996:
U.S. Treasury securities............................ $      6,395    $          25    $          -    $      6,420
Securities of other U.S. Government
  agencies and corporations.........................       11,170               27              47          11,150
Obligations of states and local government..........        5,321               73              27           5,367
Mortgage-backed securities..........................          337                6               -             343
                                                     ------------    -------------    ------------    ------------

       Total investment securities.................. $     23,223    $         131    $         74    $     23,280
                                                     ============    =============    ============    ============

         The following table summarizes the maturities of securities available for sale as of December 31, 1996, based on the contractual maturities. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty. There were no securities designated held to maturity at December 31, 1995 or 1996.
                                                     Amortized    Estimated
                                                        Cost       Fair Value
                                                      (Dollars in thousands)
         Due in one year or less....................... $  2,530   $  2,539
         Due after one year but within five years......   10,825     10,844
         Due after five years but within ten years.....    7,122      7,128
         Due after ten years...........................    2,409      2,426
         Mortgage-backed securities....................      337        343
                                                        --------   --------

              Total.................................... $ 23,223   $ 23,280
                                                        ========   ========

         Proceeds from sales of securities available for sale during 1994, 1995 and 1996 were $4,928,000, $1,975,000 and $4,512,000, respectively, resulting in gross realized gains of $0, $0 and $18,000 along with gross realized losses of $79,000, $22,000 and $1,000, respectively. There were no sales of securities held to maturity in 1994, 1995 or 1996.

         At December 31, 1995 and 1996, securities having an amortized cost of approximately $13,822,000 and $18,310,000, respectively, and an estimated market value of $14,018,000 and $18,392,000, respectively, were pledged as collateral for short-term borrowings and advances from the Federal Home Loan Bank (See Note
9), to secure public and trust deposits, and for other purposes as required and permitted by law.

                                      F11

                COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE:

         Loans receivable at December 31, 1995 and 1996, are summarized as follows:
                                                          1995      1996
                                                       (Dollars in thousands)
         Commercial and agricultural....................$ 13,349   $ 15,348
         Real estate....................................  38,296     49,639
         Home equity....................................   6,593      9,243
         Consumer - installment.........................   3,722      4,592
         Consumer - credit card and checking............     869      1,355
         Residential mortgages held for sale and other..     375        369
                                                        --------   --------

              Total loans...............................$ 63,204   $ 80,546
                                                        ========   ========

         At December 31, 1995 and 1996, the Banks had sold participations in loans aggregating $5,595,000 and $2,879,000, respectively, to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

         The Banks accept residential mortgage loan applications and fund loans of qualified borrowers (See Note 1). Funded loans are sold without recourse to investors at face value under the terms of pre-existing commitments. The Banks do not sell residential mortgages having market or interest rate risk. The Banks do not service residential mortgage loans for the benefit of others.

         At December 31, 1995 and 1996, the Banks had pledged approximately $6,864,000 and $6,294,000, respectively, of loans on residential real estate as collateral for advances from the Federal Home Loan Bank (See Note 9).

         The Company adopted SFAS 114, "Accounting by Creditors for the Impairment of a Loan", and SFAS 118, "Accounting By Creditors for Impairment of a Loan - Income Recognition and Disclosures" as of January 1, 1995. These statements identify how creditors should measure and account for impaired loans. Under SFAS 114 and 118, impairment of loans should be measured at the present value of the expected future cash flows discounted at the loan's effective interest rate or at fair value of the collateral if the loan is collateral dependent.

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

         The Company identifies impaired loans through its normal internal loan review process. Loans on the Company's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected. At December 31, 1995 and 1996, management reviewed its problem loan watch list and determined that no impairment on loans existed that would have a material effect on the Company's consolidated financial statements.

         At December 31, 1995 and 1996, the Company had nonaccrual loans of approximately $13,000 and $186,000, respectively, for which impairment had not been recognized. The additional interest income which would

                                      F12

                COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LOANS RECEIVABLE: (CONTINUED)

have been recognized into earnings if the Company's nonaccrual loans had been current in accordance with their original terms is immaterial for all years presented.

         An analysis of the allowance for loan losses for the years ended December 31, 1994, 1995 and 1996, is as follows:


                                           1994    1995      1996
                                        -------   -------   -------
                                            (Dollars in thousands)
         Balance, beginning of year..   $   567   $   580   $   671
         Provision for loan losses...        14       112       187
         Loans charged off...........        (5)      (21)      (21)
         Recoveries..................         4         -         -
                                        -------   -------   -------

         Balance, end of year........   $   580   $   671   $   837
                                        =======   =======   =======

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

         At December 31, 1995 and 1996, the Company had unfunded commitments, including standby letters of credit, of $11,786,000 and $16,334,000, of which $2,393,000 and $3,692,000, respectively, were unsecured. At December 31, 1996, the Company was not committed to lend additional funds to borrowers owing nonaccrual loans.

NOTE 6 - PREMISES AND EQUIPMENT:

         Premises and equipment at December 31, 1995 and 1996, consists of the following:
                                                      1995       1996
                                                    --------   -------
                                                  (Dollars in thousands)
         Land.......................................$    465   $   501
         Buildings and lease hold improvements......   1,577     1,963
         Furniture and equipment....................   1,600     1,916
         Construction in progress...................       -       443
                                                    --------   -------
              Total.................................   3,642     4,823
         Less, accumulated depreciation.............   1,111     1,300
                                                    --------   -------

              Net premises and equipment............$  2,531   $ 3,523
                                                    ========   =======

                                      F13

                COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - PREMISES AND EQUIPMENT: (CONTINUED)

         The Clemson Bank has a contract for the construction of its permanent facility. During 1996, approximately $10,000 of interest was capitalized on the construction. As of December 31, 1996, management estimates the cost to complete the building to range from $600,000 to $800,000.

NOTE 7 - DEPOSITS:

         The following is a summary of deposit accounts as of December 31, 1995 and 1996:

                                                        1995         1996
                                                    (Dollars in thousands)
         Non-interest bearing demand deposits... $       9,447   $      12,226
         Interest-bearing demand deposits.......         8,028           8,296
         Money market accounts..................         9,498          14,035
         Savings accounts.......................         7,922           8,681
         Certificates of deposit................        38,243          46,624
                                                 -------------   -------------

                Total deposits.................. $      73,138   $      89,862
                                                 =============   =============

         At December 31, 1995 and 1996, certificates of deposit of $100,000 or more totaled approximately $12,082,000 and $11,879,000, respectively. Interest expense on these deposits was approximately $259,000, $471,000 and $665,000 in 1994, 1995 and 1996, respectively.

         As of December 31, 1995 and 1996, brokered deposits totaled approximately $985,000 and $1,380,000, respectively. Brokered deposits are not expected to be a long-term source of funds for the Company.

                                      F14

                COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - SHORT-TERM BORROWINGS:

         Securities sold under agreements to repurchase generally mature within one to fourteen days from the transaction date. During 1996, the daily average of securities sold under agreements to repurchase was $2,830,000, and the maximum amount outstanding at any month end was $7,000,000. The purchaser-seller provides safekeeping services for the Company and maintains possession of the securities.

         As of December 31, 1996, the amortized cost and market value of the securities underlying the agreement were $7,406,000 and $7,430,000, respectively.

NOTE 9 - ADVANCES FROM THE FEDERAL HOME LOAN BANK:

         Advances from the Federal Home Loan Bank consisted of the following at December 31, 1996:


                                                                                   Interest
         Description                                                                 Rate               Balance
                                                                                      (Dollars  in thousands)
         Adjustable rate advances maturing:
           January 29, 1997......................................................    5.53%          $          700
           March 23, 1997........................................................    5.67%                   1,100
           April 24, 1997........................................................    5.61%                   1,500
         Fixed rate advances maturing:
           January 29, 1997......................................................    5.45%                     400
           March 5, 1997.........................................................    5.31%                     340
           May 27, 1997..........................................................    6.34%                       7
           August 27, 1997.......................................................    4.49%                     692
           March 24, 1998........................................................    7.37%                     150
                                                                                                    --------------

              Total..............................................................                       $    4,889
                                                                                                    ==============
         Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

         1997...................................................................................     $       4,739
         1998...................................................................................               150
                                                                                                     -------------

                Total...........................................................................     $       4,889
                                                                                                     =============

         As collateral, the Company has pledged first mortgage loans on one to four family residential loans aggregating $6,294,000 (See Note 5) and debt securities aggregating $1,755,000 (See Note 4) at December 31, 1996. In addition, the Company's Federal Home Loan Bank stock, which is included in other assets (See Note 1), is pledged to secure the borrowings. Certain advances are subject to prepayment penalties.

NOTE 10 - SHAREHOLDERS' EQUITY:

         On December 20, 1996, the Company filed a registration statement with the Securities and Exchange Commission for the purpose of registering up to 1,684,750 shares of its common stock to be sold in a public offering. The offering is expected to be completed during the first quarter of 1997. The proceeds from the offering will be used to acquire three banks organizing in Barnwell, Belton, and Newberry (See Note 12).

                                      F15

                COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SHAREHOLDERS' EQUITY:

         Pursuant to a prospectus dated February 27, 1995, the Company completed a public offering of 520,422 shares of its common stock, resulting in net proceeds (after deducting issuance cost) of $6,010,000. On June 22, 1995, the Company acquired all of the common stock of the Clemson Bank for $4,500,000. Immediately upon being chartered as a state bank on June 22, 1995, the Clemson Bank assumed ownership of its organizational partnership's assets and liabilities.

         The Company declared 5% stock dividends for stockholders of record on April 1, 1994, August 1, 1995, and May 1, 1996. Accordingly, amounts equal to the estimated fair market value of the additional shares issued have been charged to retained earnings and credited to common stock and capital surplus. Dividends representing fractional shares were paid in cash.

         The Company has authorized 2,000,000 shares of a special class of stock, par value $1.00 per share, the rights and preferences of which are to be designated as the Board of Directors may determine. At December 31, 1996, no shares of the undesignated stock had been issued or were outstanding.

NOTE 11 - CAPITAL REQUIREMENTS:

         The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative measures of the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks' capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the Banks consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. The Banks' Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

         The Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

         As of December 31, 1996, the most recent notifications from each Bank's primary regulator categorized the Banks as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Banks' categories.


                                      F16

                COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - CAPITAL REQUIREMENTS: (CONTINUED)

         The following table summarizes the capital ratios of the Banks and the regulatory minimum requirements at December 31, 1996.



                                                                 Tier 1    Total      Tier 1
                                                            Risk-Based  Risk-Based  Leverage
         Actual ratios:
           Greenwood Bank                                    9.97%          10.91%     7.34%
           Clemson Bank                                      30.76          32.01     23.60

         Regulatory minimum:
           For capital adequacy purposes                      4.00           8.00      4.00
           To be well capitalized under prompt corrective
             action provisions                                6.00          10.00      5.00

         The Federal Reserve Board has similar requirements for bank holding companies. The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies with less than $150,000,000 in consolidated assets.

NOTE 12 - ACQUISITION OF NEW BANKS AND BRANCHES:

         The Company is in the process of acquiring three de novo community banks in Barnwell, Belton, and Newberry (collectively the "New Banks"), which are non-metropolitan markets in South Carolina. The Company intends to open the banks in Belton and Newberry in traditional de novo fashion by capitalizing the banks and seeking local deposits to fund loan growth.

         In contrast, the Company intends for the bank in Barnwell (the "Barnwell Bank"), after opening, to acquire certain deposits and assets associated with five branches located in Aiken, Barnwell, and Orangeburg Counties, South Carolina from Carolina First Bank ("Carolina First"). The Company, the Barnwell Bank, and Carolina First have entered into a Purchase and Assumption Agreement dated January 21, 1997 (the "Agreement") for the acquisition by the Barnwell Bank of the branches. The Company anticipates that the acquisition of the branches will close during the first quarter of 1997. At the closing, and subject to the terms of the Agreement, the Barnwell Bank will pay Carolina First a premium of 5.25% on the assumed Carolina First deposits other than certificates of deposit greater than or equal to $100,000. The acquisition will be accounted for as a purchase. The assets acquired and the liabilities assumed will be recorded at Carolina First's respective book values if not materially different from fair value. The premium will be amortized over a fifteen-year period on a straight-line basis. The following table presents the book value of the subject assets and liabilities of the five branches as of December 31, 1995 and 1996 per unaudited information obtained from Carolina First.

                                      F17

                COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - ACQUISITION OF NEW BANKS AND BRANCHES: (CONTINUED)

                                                              December 31,
                                                             1995      1996
                                                          (Dollars in thousands)
         Assets:
            Loans.........................................$ 18,583   $ 15,152
            Premises and equipment........................   1,894      1,892
            Accrued interest receivable...................     301        238

         Liabilities:
            Deposits:
               Noninterest bearing........................   3,793      4,936
               CD's greater than or equal to $100,000.....   6,741      6,255
               Other interest bearing deposits............  42,188     42,517
                                                          --------   --------
                    Total deposits........................  52,722     53,708
                                                          --------   --------
            Accrued interest payable......................     524        554

         To capitalize the New Banks, the Company plans to sell up to 1,684,750 shares of its common stock. Of the expected net proceeds, the Company intends to use $7,000,000 to capitalize the Barnwell Bank, $3,500,000 to capitalize the bank in Belton, and $3,300,000 to capitalize the bank in Newberry. In accordance with the agreements with the organizers of the New Banks and subject to the New Banks being opened, the Company has agreed to include organizational and preopening costs in the initial capitalization of the New Banks. The total of the organizational and preopening costs is expected to range from $600,000 to $900,000 and will be amortized over a five-year period on a straight-line basis.

         The opening of the New Banks and the acquisition of the common stock of the New Banks by the Company are subject to various regulatory approvals.

NOTE 13 - STOCK COMPENSATION PLANS:

         The Company has two stock option plans, an Employee Incentive Stock Option Plan (the "1988 Plan") and an Incentive and Nonstatutory Stock Option Plan (the "Stock Plan"), which are described below. As discussed in Note 2, the Company will continue to apply APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for either the 1988 Plan or the Stock Plan. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    1995   1996
                               (Dollars in thousands, except for per share data)
 Net Income:
     As reported..................................$  534   $   706
     Pro forma....................................   460       418

 Primary and fully diluted earnings per share:
     As reported..................................$ 0.55   $  0.54
     Pro forma....................................  0.43      0.33

                                      F18

                COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCK COMPENSATION PLANS: (CONTINUED)

         In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively (there were no options granted under the 1988 Plan during 1996): dividend yield of 0 percent for all years; expected volatility of 24 and 28 percent; risk-free interest rates of 6.9 percent in 1995 for the 1988 Plan options and 7.33 and 6.71 percent for the Stock Plan options; and expected lives of 4 years in 1995 for the 1988 Plan options and 8.5 and 5.6 years for the Stock Plan options. Pro forma disclosure is not required for 1994. (See Note 2)

         EMPLOYEE INCENTIVE STOCK OPTION PLAN - Adopted in 1988, this plan provides for the granting of options to purchase up to 47,648 shares, adjusted for stock dividends of the Company's common stock, to officers and other eligible employees of the Company and Greenwood Bank & Trust. The per-share exercise price of the options may not be less than the fair market value of a share of common stock on the date the option is granted. Options become exercisable one year after the date of grant and can be exercised within five years from the date of grant. Any options that expire unexercised or are canceled become available for issuance.

         INCENTIVE AND NONSTATUTORY STOCK OPTION PLAN - During 1993 the Company approved the terms of the Company's Incentive Stock Option and Nonstatutory Stock Option Plan which received shareholders approval on May 16, 1994. The Stock Plan provides for the granting of statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as nonstatutory stock options and stock appreciation rights. Stock options and stock appreciation rights are issuable only to employees and directors of the Company and its subsidiaries. The per-share exercise price of incentive stock options granted under the Stock Plan may not be less than the fair market value of a share on the date of grant, nor can the exercise date of any option granted be less than one year from the date of grant. Any options that expire unexercised or are canceled become available for issuance. Options granted generally become exercisable after one year and expire five to ten years from the date of grant. On May 20, 1996, the shareholders approved an amendment to the Stock Plan increasing the number of options that may be granted to 525,000, adjusted for the effects of the stock dividend in 1996.

         A summary of the status of the Company's stock option plans as of December 31, 1994, 1995 and 1996 and changes during the years ending on those dates is presented below: (all amounts have been restated to reflect stock dividends paid in 1994, 1995 and 1996):


                            1994                        1995                        1996
                              Weighted-Average            Weighted-Average            Weighted-Average
                               Exercise Price              Exercise Price              Exercise Price
                      Shares                     Shares                       Shares

Outstanding at
beginning of year...    36,179      $7.96         305,369      $   8.57       330,681     $  8.75
Granted.............   277,624       8.64          31,698         10.78       139,900       11.94
Exercised...........         -       -               (315)         8.64        (8,733)       7.89
Canceled............    (8,434)      8.38          (6,071)        10.19        (6,100)      10.69
                     ---------                 ----------                 -----------
Outstanding at end
of year.............   305,369       8.57         330,681          8.75       455,748        9.72
                     =========                 ==========                 ===========

         Options exercisable at December 31, 1994, 1995 and 1996 were 297,674, 300,309 and 318,398, respectively.

         The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1995 and 1996 is $4.60 and $4.66, respectively.

                                      F19

                COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCK COMPENSATION PLANS: (CONTINUED)

         The following table summarizes information about the stock options outstanding under the Company's two plans at December 31, 1996.





                                   Options Outstanding                               Options Exercisable

                                      Weighted-average
      Range of          Number     Remaining Contractual   Weighted-average        Number       Weighted-average
  Exercise Prices    Outstanding          life               Exercise Price      Exercisable      Exercise Price
  --------------     -----------          ----                -------------      -----------      -------------



 $   7.10 to  $ 8.64      290,243           6.5 years              $  8.58          290,243          $  8.58

    10.66 to   12.38      165,505           6.3                      11.73           28,155            10.79
                          -------

                          455,748           6.4                       9.72          318,398             8.77
                          =======                                               ============


NOTE 14 - RELATED PARTY TRANSACTIONS:

         Certain parties (primarily directors, executive officers, principal shareholders and their associates) were loan customers and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than normal risk of collectibility. Total loans and commitments outstanding to related parties at December 31, 1995 and 1996, were $2,876,000 and $4,012,000, respectively. During 1996, $2,787,000 of new loans were made to related parties and repayments totaled $1,651,000.

         The Company conducts branch banking activities from two locations which are leased from two directors under long-term leases. Land used as the site for a branch banking location is leased from a director under a five-year operating lease ending July 31, 1999. The Company can purchase the land at any time during the term of the lease for $90,000.

         During 1996, the Company began leasing part of a building and land as a branch banking location from a director. The operating lease has an initial ten-year term which expires July 31, 2006 and is renewable, at the Company's option, for four five-year terms at an increased monthly rental. The lease requires monthly payments of $3,500 with an increase to $3,850 per month during the last five years of the initial lease term.

         Rent expense under these operating lease agreements was $2,000, $5,300, and $24,000 for the years ended December 31, 1994, 1995, and 1996, respectively. Future obligations over the primary terms of these long-term leases as of December 31, 1996 are as follows:
                                         (Dollars in thousands)
         1997............................... $       50
         1998...............................         52
         1999...............................         48
         2000...............................         42
         2001...............................         44
         After five years...................        212
                                             ----------
                    Total................... $      448
                                             ==========


                                      F20

                COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - RELATED PARTY TRANSACTIONS: (CONTINUED)

         There were no unpaid amounts outstanding at December 31, 1996.

NOTE 15 - COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS:

         In the ordinary course of business, the Company or its subsidiaries may, from time to time, become a party to legal claims and disputes. At December 31, 1996, management is not aware of any pending or threatened litigation, or unasserted claims that could result in losses, if any, that would be material to the consolidated financial statements.

NOTE 16 - RESTRICTION ON SUBSIDIARY DIVIDENDS:

         The ability of the Company to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from its banking subsidiaries. However, certain restrictions exist regarding the ability of the subsidiaries to transfer funds in the form of cash dividends, loans or advances to the Company. The prior approval of the Commissioner of Banking is required and dividends are payable only from the undivided profits of the banking subsidiaries. At December 31, 1996, the Greenwood Bank's undivided profits were $2,099,000, and the deficit balance in the Clemson Bank's undivided profits was $346,000.

NOTE 17 - INCOME TAXES:

         Income tax expense for the years ended December 31, 1994, 1995 and 1996 consists of the following:



                                                             1994        1995      1996
                                                         ----------- ---------  -------
         Currently payable:                                   (Dollars in thousands)

           Federal...................................... $     272    $    269 $     305
           State........................................        29          35        51
                                                         ---------    -------- ---------
                                                               301         304       356
                                                         ---------    -------- ---------
         Change in deferred income taxes:
           Federal                                             (40)        101      (104)
           State                                                (2)          -       (33)
                                                         ---------    --------   -------
                                                               (42)        101      (137)
                                                         ---------    --------  --------

              Income tax expense........................ $     259    $    405 $     219
                                                         =========    ======== =========

         Income tax expense is allocated as follows:
           To continuing operations..................... $     301    $    261 $     300
           To shareholders' equity......................       (42)        144       (81)
                                                         ---------     -------  --------
                                                         $     259    $    405 $     219
                                                         =========    ======== =========


                                      F21

                COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - INCOME TAXES: (CONTINUED)

         The Company's deferred tax accounts as of December 31, 1995 and 1996 are as follows:
                                                         1995      1996
                                                         ----      ----
                             (Dollars in thousands)
         Deferred tax assets............................ $ 298     $ 348
         Deferred tax liabilities....................... $ 190     $ 103
         Valuation allowance............................ $   0     $   0


         The principal sources of temporary differences in 1994, 1995 and 1996, and the related deferred tax effects are as follows:

                                                                                 1994             1995              1996
                                                                            ------------      ----------       ---------
                                                                                            (Dollars in thousands)
         Provision for bad debts.......................................     $      (5)        $    (39)        $     (45)
         Tax depreciation in excess of book depreciation...............             3                8                 6
         Net operating losses..........................................             -               (9)              (21)
         Other, net....................................................             2               (3)                4
                                                                            ---------          -------          --------
             Temporary differences attributable to continuing operations            -              (43)              (56)
         Change in valuation allowance.................................             -                -                 -
                                                                            ---------          -------          --------
         Deferred tax expense (benefit) attributable to continuing
             operations................................................             -              (43)              (56)
         Deferred tax expense (benefit) attributable to shareholders'
             equity....................................................           (42)             144               (81)
                                                                             ---------         -------          ---------

             Change in deferred income taxes...........................     $     (42)        $    101         $    (137)
                                                                            ==========        ========         ==========


         A reconciliation of the income tax provision and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:
                                                        1994    1995   1996
                                                     -------- ------- -----
                                                     (Dollars in thousands)
         Income tax at the statutory rate............ $  301   $ 270  $  342
         State income tax, net of federal benefit....     16      10      10
         Tax exempt interest income..................    (19)    (46)    (84)
         Disallowed interest expense.................      4       6      17
         Officers' life insurance....................      6      (1)     12
         Other, net..................................     (7)     22       3
                                                      ------   -----  ------

             Income tax provision.................... $  301   $ 261  $  300
                                                      ======   =====  ======

                                      F22

                COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - OTHER OPERATING EXPENSES:

         Other operating expenses for the years ended December 31, 1994, 1995 and 1996 are summarized below:


                                                                  1994      1995    1996
                                                                --------  ------- ------
                                                                 (Dollars in thousands)

         Federal deposit insurance assessment...................$  109    $   59  $    3
         Banking and ATM supplies...............................    96       186     228
         Directors' fees........................................    90        72     114
         Mortgage loan department expenses......................    40        44      80
         Amortization of organizational costs and other assets..    31        33      14
         Data processing and supplies...........................    37       110     176
         Postage and freight....................................    51        90     117
         Professional fees......................................    92       116     132
         Credit card expenses...................................    44        65      94
         Other..................................................   326       461     631
                                                                ------    ------  ------

                Total...........................................$  916    $1,236  $1,589
                                                                ======    ======  ======

NOTE 19 - RETIREMENT AND BENEFIT PLANS:

         The Company sponsors a voluntary nonleveraged employee stock ownership plan (ESOP) as part of a 401(K) savings plan covering substantially all full-time employees. The Company matches 50 cents per dollar, up to a maximum of 3% of employee compensation. Company contributions to the savings plan were $19,000, $23,000 and $33,000 in 1994, 1995 and 1996, respectively. The Company's policy is to fund amounts accrued. At December 31, 1996, the savings plan owned 21,118 shares of the Company's common stock purchased at an average cost of $9.92 per share adjusted for the effects of stock dividends. The estimated value of shares held at December 31, 1996 was $211,000.

         The Company has a Directors' Incentive Compensation Plan and an Officers' Incentive Compensation Plan which provide that portions of directors' fees and certain officers' cash awards, respectively, will be determined based upon various performance measures of the Greenwood Bank. For the years ended December 31, 1994, 1995 and 1996, awards under the directors' plan were $42,000, $27,000 and $56,000, respectively, and awards under the officers' plan were $84,000, $58,000 and $123,000, respectively.

         The Company has an Executive Supplemental Compensation Plan which provides certain officers with salary continuation benefits upon retirement. The plan also provides for benefits in the event of early retirement, death or substantial change of control of the Company. For the years ended December 31, 1994, 1995 and 1996, salary continuation expense included in salaries and employee benefits was $12,000, $20,000 and $24,000, respectively. In connection with the Executive Supplemental Compensation Plan, life insurance contracts were purchased on the officers. Insurance premiums of $192,000 were paid in each of the three years ended December 31, 1996, of which $168,000, $181,000 and $187,000 were capitalized in 1994, 1995, and 1996, respectively, to reflect the increase in the cash surrender value of the insurance contracts.

NOTE 20 - UNUSED LINES OF CREDIT:

         As of December 31, 1996, the Banks had unused lines of credit to purchase federal funds from unrelated banks totaling $9,250,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes. The lenders have reserved the right not to renew their respective lines.

                                      F23

                COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - UNUSED LINES OF CREDIT: (CONTINUED)

         The Company has a $5,000,000 line of credit with The Bankers Bank for general operating purposes. This line is collateralized by the Company's investments in the Greenwood Bank and the Clemson Bank. As of December 31, 1996, there were no amounts payable on this line.

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

         In December 1991, the Financial Accounting Standards Board issued SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS 107 extends the existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value.

         The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

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

         FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - The carrying amount is a reasonable estimate of fair value because these instruments typically have terms of one day.

         ADVANCES FROM THE FEDERAL HOME LOAN BANK - The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can be repriced frequently. The fair values of fixed rate borrowings are estimated using a discounted cash flow calculation that applies the Company's current borrowing rate from the FHLB.

         OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The contractual amount is a reasonable estimate of

                                      F24

                COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS: (CONTINUED)

fair value for the instruments because commitments to extend credit and standby letters of credit are issued on a short-term or floating rate basis.

     The carrying values and estimated fair values of the Company's financial instruments as of December 31, 1995 and 1996 are as follows:



                                                    December 31, 1995        December 31, 1996
                                                  ----------------------  -------------------------
                                                   Carrying   Estimated     Carrying   Estimated
                                                    Amount    Fair Value      Amount    Fair Value
FINANCIAL ASSETS:                                              (Dollars in thousands)

   Cash and due from banks......................  $  2,949    $   2,949   $  3,927    $  3,927
   Federal funds sold...........................     2,330        2,330        700         700
   Securities available for sale................    22,446       22,446     23,280      23,280
   Loans .......................................    63,204       63,017     80,546      80,478
   Allowance for loan losses....................      (671)        (671)      (837)       (837)

FINANCIAL LIABILITIES:
   Demand deposit, interest-bearing transaction,
     and savings accounts.......................  $ 34,894    $  34,894   $ 43,238    $ 43,238
   Certificates of deposit......................    38,243       38,371     46,624      46,729
   Federal funds purchased and securities
     sold under agreements to repurchase........     3,034        3,034      6,783       6,783
   Advances from Federal Home Loan Bank.........     6,244        6,227      4,889       4,880


                                                   Notional   Estimated   Notional    Estimated
                                                    Amount    Fair Value    Amount     Fair Value
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS:                       (Dollars in thousands)

   Commitments to extend credit.................  $  11,649    $ 11,649  $   15,658 $    15,658
   Standby letters of credit....................        137         137         676         676



                                      F25

                COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY):

         Condensed financial statements for Community Capital Corporation (Parent Company Only) for the years ended December 31, 1995 and 1996 follow:


                                 BALANCE SHEETS
                                                              1995          1996
                                                              ----         -------
Assets
                                                              (Dollars in thousands)

  Cash and cash equivalents............................... $      200     $     104
  Investment in subsidiaries..............................     10,467        11,288
  Securities available for sale...........................      1,002             -
  Premises and equipment, net.............................        897         1,300
  Other assets............................................        366         1,779
                                                           ----------      --------

       Total assets....................................... $   12,932     $  14,471
                                                           ==========     =========

Liabilities and Shareholders' Equity
  Notes payable to subsidiaries........................... $        -     $     867
  Other liabilities.......................................          -            48
                                                           ----------     ---------
       Total liabilities..................................          -           915
                                                           ----------      --------

  Common stock............................................      1,153         1,219
  Capital surplus.........................................     11,254        12,004
  Unrealized gain on securities available for sale, net...        178            35
  Retained earnings ......................................        347           298
                                                           ----------      --------
       Total shareholders' equity.........................     12,932        13,556
                                                           ----------      --------

       Total liabilities and shareholders' equity......... $   12,932     $  14,471
                                                           ==========     =========

                                      F26

                COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 22 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY): (CONTINUED)


                            STATEMENTS OF OPERATIONS

                                                                              Year ended December 31,
                                                                     1994                   1995           1996
                                                                                   (Dollars in thousands)

Income:
  Interest income on securities available for sale............. $            -    $           27     $           5
  Data processing and other fees from subsidiaries.............              -                 -               953
  Other income.................................................             19                93               162
                                                                --------------    --------------     -------------
       Total income............................................             19               120             1,120
                                                                --------------    --------------     -------------

Expenses:
  Salaries.....................................................             12                20               668
  Net occupancy expense........................................              -                67               117
  Furniture and equipment expense..............................              -                 -               196
  Interest expense.............................................              -                 8                47
  Other operating expenses.....................................             90                89               473
                                                                --------------    --------------     -------------
       Total expenses..........................................            102               184             1,501
                                                                --------------    --------------     -------------

Loss before income taxes, and equity in
  undistributed earnings of subsidiaries.......................            (83)              (64)             (381)
Income tax benefit.............................................             35                26               125
                                                                --------------    --------------     -------------
Loss before equity in undistributed earnings of subsidiaries...            (48)              (38)             (256)
Equity in undistributed earnings of subsidiaries...............            633               572               962
                                                                --------------    --------------     -------------
Net income .................................................... $          585    $          534     $         706
                                                                ==============    ==============     =============

                COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 22 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY): (CONTINUED)


                            STATEMENTS OF CASH FLOWS


                                                                                  Year ended December 31,
                                                                      1994              1995              1996
                                                                     ------             ----              ----
Operating activities:                                                                 (Dollars in thousands)

  Net income................................................... $          585    $          534     $         706
  Adjustments to reconcile net income to
    net cash used by operating activities:
      Equity in undistributed earnings of subsidiaries.........           (633)             (572)             (962)
      Depreciation and amortization............................             27                52               256
      Deferred tax benefit.....................................            (35)              (10)               31
      Increase (decrease) in other liabilities.................             (3)                -                48
      Increase in other assets.................................            (58)              (58)             (676)
                                                                --------------    --------------     -------------
               Net cash used by operating activities...........           (117)              (54)             (597)
                                                                --------------    --------------     -------------

Investing activities:
  Purchases of premises and equipment, net.....................            (78)             (437)             (603)
  Purchases of securities available for sale...................              -            (1,000)                -
  Proceeds from sales of securities available for sale.........              -                 -             1,000
  Net investment in Clemson Bank...............................              -            (4,385)                -
  Purchase of equity securities................................              -                 -              (824)
                                                                --------------    --------------     --------------
              Net cash used by investing activities............            (78)           (5,822)             (427)
                                                                ---------------   --------------     --------------

Financing activities:
  Proceeds from the exercise of stock options..................              -                 2                69
  Proceeds from sales of stock to retirement plan..............            154                56                 -
  Cash paid in lieu of fractional shares.......................             (2)               (4)               (8)
  Proceeds from issuance of common stock.......................              -             6,010                 -
  Proceeds of borrowings from subsidiaries.....................              -                 -               870
  Repayments on borrowings from subsidiaries...................              -                 -                (3)
                                                                --------------    --------------     -------------
              Net cash provided by financing activities........            152             6,064               928
                                                                --------------    --------------     -------------

Net increase (decrease) in cash and cash equivalents...........            (43)              188               (96)
Cash and cash equivalents, beginning of year...................             55                12               200
                                                                --------------    --------------     -------------
Cash and cash equivalents, end of year......................... $           12    $          200     $         104
                                                                ==============    ==============     =============


         Supplemental schedule of non-cash investing and financing activities:

         In 1994, 1995 and 1996, the Company declared 5% stock dividends and transferred $273,000, $655,000 and $747,000, respectively, from retained earnings to common stock and capital surplus in the amounts of $27,000, $55,000 and $57,000, respectively, and $246,000, $600,000 and $690,000, respectively.




F28