Form 10-Q
period 1997-03-31
COMMUNITY CAPITAL CORP /SC/
filed 1997-05-14
CIK 832847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 1997

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                 YES |X|   NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                2,894,708 shares of common stock, $1.00 par value


                                  PAGE 1 OF 20
                             EXHIBIT INDEX ON PAGE 2

                          COMMUNITY CAPITAL CORPORATION

                                      INDEX


PART I.  Financial Information                                                   Page No.

Item 1.  Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets - March 31, 1997 and
     December 31, 1996.....................................................             3

      Condensed Consolidated Statements of Income - Three months ended
     March 31, 1997 and 1996...............................................             4

     Condensed Consolidated Statement of Shareholders' Equity..............             5

      Condensed Consolidated Statements of Cash Flows - Three months
     ended March 31, 1997 and 1996.........................................             6

     Notes to Consolidated Financial Statements ...........................           7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................         10-16

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K..................................            17

         (a) Exhibits......................................................            17

         (b) Reports on Form 8-K...........................................            17

                          COMMUNITY CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                         March 31,     December 31,
                                                                           1997           1996
                                                                         ---------     -----------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                $   4,178      $   3,927
  Federal funds sold                                                           550            700
                                                                         ---------      ---------
    Total cash and cash equivalents                                          4,728          4,627

Securities available-for-sale                                               32,677         23,280

Loans receivable                                                            86,984         80,546
   Less allowance for loan losses                                             (925)          (837)
                                                                         ---------      ---------
     Loans, net                                                             86,059         79,709

Premises & equipment, net                                                    4,913          3,523
Other assets                                                                 6,122          4,820
                                                                         ---------      ---------

    Total assets                                                         $ 134,499      $ 115,959
                                                                         =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Deposits:
  Non-interest bearing                                                   $  11,721      $  12,226
  Interest bearing                                                          83,213         77,636
                                                                         ---------      ---------
    Total deposits                                                          94,934         89,862
Federal funds purchased and securities sold
 under agreements to repurchase                                              1,892          6,783
Advances from Federal Home Loan Bank                                         6,015          4,889
Accrued interest and other liabilities                                         978            869
                                                                         ---------      ---------

    Total liabilities                                                      103,819        102,403
                                                                         ---------      ---------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value, 10,000,000 shares
  authorized, 2,894,708 and 1,219,109 shares
  issued and outstanding at March 31, 1997 and
  December 31, 1996, respectively                                            2,895          1,219
Surplus                                                                     27,419         12,004
Unrealized gain (loss) on securities
 available-for-sale, net of deferred taxes                                     (91)            35
Retained earnings                                                              457            298
                                                                         ---------      ---------

    Total shareholders' equity                                              30,680         13,556
                                                                         ---------      ---------

    Total liabilities and shareholders' equity                           $ 134,499      $ 115,959
                                                                         =========      =========

            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (Dollars in thousands except for per share data)

                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                           1997          1996
                                                       ----------    -----------
Interest income:
 Loans, including fees                                 $    1,891    $    1,500
 Securities, taxable                                          349           282
 Securities, nontaxable                                        62            57
 Other interest income                                         47            39
                                                       ----------    ----------
                                                            2,349         1,878
                                                       ----------    ----------

Interest expense:
 Deposit                                                      932           838
 Advances from the Federal Home Loan Bank                      85            80
 Other interest expense                                       101            25
                                                       ----------    ----------
                                                            1,118           943
                                                       ----------    ----------

Net interest income                                         1,231           935
Provision for loan losses                                      88            50
                                                       ----------    ----------
Net interest income after provision for loan losses         1,143           885
                                                       ----------    ----------

Other operating income:
 Service charges on deposit accounts                          138           119
 Residential mortgage origination fees                         51            60
 Commissions from sales of mutual funds                         6            78
 Gain (loss) on sales of securities                            --             5
 Other income                                                 101            54
                                                       ----------    ----------
                                                              296           316
                                                       ----------    ----------

Other operating expenses:
 Salaries and benefits                                        583           452
 Net occupancy expense                                         86            66
 Furniture and equipment expense                              120            74
 Other expenses                                               409           314
                                                       ----------    ----------
                                                            1,198           906
                                                       ----------    ----------

Income before taxes                                           241           295

Income tax provision                                           82           109
                                                       ----------    ----------

Net income                                             $      159    $      186
                                                       ==========    ==========

Earnings per share                                     $      .08    $      .14

WEIGHTED AVERAGE COMMON SHARES
 AND EQUIVALENTS                                        2,050,916     1,318,015


            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    for the three months ended March 31, 1997
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                        Unrealized
                                                        Gain (loss)
                                                       on Securities               Total
                            Common Stock     Capital   Available-For   Retained  Shareholders'
                        ------------------
                         Shares     Amount   Surplus   Sale, Net       Earnings    Equity
                       ---------   -------   -------   ---------       --------   -------
Balance,
 December 31, 1996     1,219,109   $ 1,219   $12,004   $     35        $298       $13,556

Proceeds from stock
 offering, net of
 expenses              1,665,000     1,665    15,335                               17,000

Proceeds from sales
 of stock to ESOP          3,924         4        39                                   43

Proceeds from
 exercise of
 stock options             6,675         7        41                                   48

Change in fair
 value for the
 period                                                    (126)                     (126)

Net income
 for the period                                                         159           159
                      ----------   -------   -------   --------        ----       -------

Balance, March
 31, 1997              2,894,708   $ 2,895   $27,419   $    (91)       $457       $30,680
                      ==========   =======   =======   ========        ====       =======

            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
                                                          Three Months Ended
                                                                March 31,
                                                          ------------------
                                                             1997        1996
                                                           --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $    159    $   186
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation and amortization                              144         96
     Provision for possible loan losses                          88         50
     Amortization of organizational costs                        10          3
     Amortization less accretion on investments                   8         18
     Amortization of deferred loan costs                         37         32
     (Gain) loss on sale of securities                           --         (5)
     Disbursements for mortgages held for sale               (2,120)    (2,662)
     Proceeds of sales of residential mortgages               2,048      2,351
     (Increase) decrease in interest receivable                 (10)        34
     Increase (decrease) in interest payable                     84         61
     (Increase) decrease in other assets                        (92)       119
     Increase (decrease) in other liabilities                    25        (35)
                                                           --------    -------
         Net cash provided by operating activities              381        248
                                                           --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                        (7,828)    (3,727)
   Purchases of securities available-for-sale               (11,113)    (6,487)
   Sales of securities available-for-sale                       501      1,252
   Maturities of securities available-for-sale                1,016      3,827
   Purchase of nonmarketable equity securities                 (363)        --
   Purchases of premises and equipment                         (891)      (607)
                                                           --------    -------
         Net cash used by investing activities              (18,678)    (5,742)
                                                           --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of capital stock                                     17,000         --
   Stock options exercised                                       48         56
   Proceeds from stock sales to employee benefit plan            43         --
   Net increase in deposits accounts                          5,072      7,284
   Proceeds from FHLB borrowings                              4,075      2,700
   Repayments of FHLB borrowings                             (2,949)    (3,351)
   Net decrease in fed funds purchased and repos             (4,891)    (1,493)
                                                           --------    -------
         Net cash provided by financing activities           18,398      5,196
                                                           --------    -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 101       (298)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                4,627      5,279
                                                           --------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  4,728    $ 4,981
                                                           ========    =======

 Cash paid during the period for:
   Income taxes                                            $     95    $    17
   Interest                                                $  1,048    $   882

            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to stockholders. The financial statements as of March 31, 1997 and for the interim periods ended March 31, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1996 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 1996 Annual Report.

Note 2 - Supplemental Cash Flow Information

                                                     Three Months Ended
                                                           March 31,
                                                    ---------------------
(Dollars in thousands)                                1997          1996
                                                    -------         ----

Cash paid during the year for:
   Income taxes                                     $    95         $ 17
   Interest                                           1,048          882

Noncash investing and financing activities:
   Foreclosure on loans                             $   262         $ --

Details of acquisitions:
   Fixed assets acquired                            $   617         $ --
   Intangible assets                                    546           --
   Organizational notes assumed (Note 4)             (1,163)          --
                                                    -------         ----
         Cash paid for acquisitions                 $     0         $ --
                                                    =======         ====

Note 3 - Shareholders' Equity

On February 14, 1997, the Company sold, through an underwritten public offering, 1,465,000 shares of its common stock at a public offering price of $11.00 per share. On March 18, 1997, an additional 200,000 common shares were sold, also at a public offering price of $11.00 per share, pursuant to an underwriters over-allotment provision. Of the approximately $17,000,000 net proceeds from the offering, the Company used $7,200,000 to acquire all of the common stock of The Bank of Barnwell County, and $3,500,000 to acquire all of the common stock of The Bank of Belton (See Note 4). The Company also expects to use $3,300,000 of the net proceeds to acquire all of the common stock of The Bank of Newberry County (In Organization). The Company anticipates that The Bank of Newberry County will open during the second quarter of 1997.

Note 4 - Acquisition of New Banks

On February 28, 1997, the Company used $7,200,000 of the proceeds from the stock offering to acquire and capitalize The Bank of Barnwell County. On March 30, 1997, the Company used an additional $3,500,000 of the proceeds to acquire and capitalize The Bank of Belton. These transactions were recorded using the purchase method of accounting. Accordingly, the consolidated financial statements reflect the results of the operations and the assets and liabilities of the acquired banks since the dates of the acquisitions.

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 4 - Acquisition of New Banks - Continued

During the organizational stages, the organizers of The Bank of Barnwell County and The Bank of Belton, respectively, opened lines of credit with Greenwood Bank & Trust, a subsidiary of the Company. Upon the opening of such banks and the sale of the issued and outstanding capital stock of such Banks to the Company, the lines of credit were paid off.

The principle assets acquired and liabilities assumed in the purchase are summarized below:

                                                   Barnwell       Belton
(Dollars in thousand except per share amounts)       Bank          Bank
                                                   --------      --------
            Premises, furniture and equipment      $  103        $  514
            Intangible assets                         365           181
            Organizational notes                     (468)         (695)

The value of the intangible assets represents the organizational costs incurred by The Bank of Barnwell County and The Bank of Belton and the excess of the purchase price over the net assets received. These costs will be amortized over five years using the straight-line method.

The following unaudited proforma financial information for the Company gives effect to the acquisitions as if they occurred on January 1, 1996. There were no proforma adjustments for the three months ended March 31, 1996 because neither organizing bank existed prior to March 31, 1996. These proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.

                                                     Three months ended
                                                          March 31,
                                                    --------------------
(Dollars in thousand except per share amounts)        1997         1996
                                                    -------       ------

            Net income (loss)                       $  (69)       $  186
            Net income (loss) per common share        (.03)          .14

Note 5 - Subsequent Events

Effective April 7, 1997, The Bank of Barnwell County acquired certain assets and assumed certain liabilities for five branch offices of Carolina First Bank pursuant to the terms of a Purchase and Assumption Agreement dated January 21, 1997. The transaction was recorded using the purchase method of accounting. Accordingly, the Company will record the assets acquired and liabilities assumed based on their fair market values at the date of acquisition. As a practical consideration, the Company will use Carolina First Bank's book values if not materially different from fair value.

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 5 - Subsequent Events - Continued

The principal assets acquired and liabilities assumed in the purchase are summarized as follows:

      (Dollars in thousands)

Loans, including accrued interest receivable                $ 15,110
Allowance for loan losses from acquisition                      (255)
Premises and equipment                                         1,616
Intangible core deposit premiums                               2,822
Deposits, including accrued interest payable                 (55,051)
Other, net                                                        (3)
                                                            --------

       Cash received for net liabilities assumed            $(35,761)
                                                            ========

The intangible core deposit premium was based on total deposits excluding certificates of deposit greater than or equal to $100,000 and will be amortized over fifteen years using the straight-line method.

The Company has not presented proforma financial information because the Carolina First Bank branches do not constitute a business, and income statement information was either not available or incomplete.

Item 2. Management's Discussion and Analysis of Financial Condition

The following is a discussion of the Company's financial condition as of March 31, 1997 compared to December 31, 1996, and the results of operations for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

On February 14, 1997, the Company sold, through an underwritten public stock offering, 1,465,000 shares of its common stock at a public offering price of $11.00 per share. On March 18, 1997, an additional 200,000 common shares were sold, also at a public offering price of $11.00 per share, pursuant to an underwriters over-allotment provision. Of the approximately $17,000,000 net proceeds from the offering, the Company used $7,200,000 to acquire all of the common stock of The Bank of Barnwell County (the "Barnwell Bank"), and $3,500,000 to acquire all of the common stock of The Bank of Belton (the "Belton Bank"), both of which were formerly in organization.

The following comments reflect the results of the stock offering and the acquisitions of the Barnwell Bank and the Belton Bank.

Results of Operations

Net Interest Income

For the three months ended March 31, 1997, net interest income, the major component of the Company's net income, was $1,231,000 compared to $935,000 for the same period of 1996, an increase of $296,000. The improvement was attributable to an increase in average earning assets during the period, particularly loans and investment activities, and an increase in the net yield on earning assets to 4.37% in 1997 from 4.15% in 1996. The increase in average earnings assets and the net yield on earning assets was due to the continued demand for quality loans and to the proceeds received from the stock offering.

Interest income for the three months ended March 31, 1997 and 1996, was $2,349,000 and $1,878,000, respectively. Since the yield on assets decreased slightly to 8.33% in 1997 from 8.36% in 1996, the $471,000 increase in interest income is attributable to volume increases in loans and investment securities. Average loans for the three months ended March 31, 1997 were $83,618,000 compared to $64,938,000 for the comparable period of 1996 resulting in a $391,000 increase in interest income on loans to $1,891,000 in 1997 from $1,500,000 in 1996. Average investment securities for the three months ended March 31, 1997 and 1996 were $27,398,000 and $22,774,000, an increase of
$4,624,000 or 20.3%

Interest expense for the three months ended March 31, 1997 and 1996 was $1,118,000 and $943,000, respectively. The $175,000, or 18.6% increase is due to increases in all categories of interest-bearing liabilities. Average interest-bearing liabilities increased $16,268,000 to $92,537,000 from $76,269,000.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 1997 and 1996, the provision was $88,000 and $50,000, respectively. The increase does not reflect a negative trend in nonperforming or classified assets but is indicative of management's decision to maintain the target ratio of the allowance for loan losses to total loans. Based on present information, management believes the allowance for loan losses is adequate at March 31, 1997 to meet presently known and inherent risks in the loan portfolio.

Non-Interest Income

Total non-interest income for the three months ended March 31, 1997 was $296,000, a decrease of $20,000, or 6.3% from the comparable period in 1996. The reduction is primarily due to a decrease in commissions on the sales of mutual funds to $6,000 during the first quarter of 1997 from $78,000 during the first quarter of 1996 due to the departure, in the fourth quarter of 1996, of the employee mainly responsible for selling mutual funds. Origination fees on residential mortgages decreased to $51,000 from $60,000 over the comparable three-month periods due to changes in the lending rates on residential mortgages. These decreases were partially offset by the $19,000 increase in service charges on deposit accounts due to deposit growth and the $47,000 increase in other operating income mainly attributable to an increase in dividend income on nonmarketable securities.

Non-Interest Expense

Total non-interest expense for the quarter ended March 31, 1997 was $1,198,000 an increase of $292,000 or 32.2%, when compared to the first three months of 1996. The primary component of non-interest expense is salaries and benefits which was $583,000 and $452,000 for the three months ended March 31, 1997 and 1996, respectively. The $131,000 increase is primarily a result of the purchase and opening of the Barnwell Bank and the Belton Bank and the hiring of new employees to meet the data processing and other needs of the Company's network of banks. Furniture and equipment expense increased to $120,000 from $74,000 largely due to an increase in depreciation charges on imaging equipment and other technological upgrades during 1996 and the first quarter of 1997. Net occupancy expense and other operating expenses increased due to the growth of the Company.

Income Taxes

For the three months ended March 31, 1997 and 1996, the effective income tax rate was 34.0% and 36.0%, respectively, and the income tax provision was $82,000 and $109,000, respectively. The decrease in the effective tax rate was partially due to an increase in tax-exempt income.

Net Income

The combination of the above factors resulted in net income of $159,000 for the quarter ended March 31, 1997 compared to $186,000 for the quarter ended March 31, 1996.

The development and organization of the Barnwell Bank and the Belton Bank, including initial operating expenditures, negatively impacted earnings for the first quarter of 1997. The Company anticipates that the opening and purchase of The Bank of Newberry County, which is expected to occur during the second quarter of 1997, will have a similar effect on earnings.

Assets and Liabilities

During the first three months of 1997, total assets grew $18,540,000, or 16.0% when compared to December 31, 1996. Much of the growth was attributable to the stock offering which resulted in net proceeds of approximately $17,000,000. The Company and the Barnwell Bank and the Belton Bank largely used excess proceeds, after paying off organizational notes and the short term borrowings, to acquire U.S. Treasury and government agency securities.

The demand for quality loans in the Greenwood and Clemson markets remained strong and also contributed to the growth of the asset base. Loan growth was funded mainly by the $5,072,000 increase in deposits and partially by the stock offering.

Investment Securities

Investment securities increased $9,397,000 during the period. The increase is mainly due to the investment of proceeds from the stock offering in U.S. Treasury and U.S. government agency securities.

Loans

Demand for quality loans remained stable in the Greenwood and Clemson marketplaces. Loans receivable increased $6,438,000 or 8.0% during the period. Balances within the major loan receivable categories as of March 31, 1997 and December 31, 1996 are as follows:

                                                 March 31,     December 31,
                                                   1997            1996
                                                 --------      -----------
                                                  (Dollars in thousands)
Commercial and agricultural                      $17,570         $15,348
Real estate                                       53,156          49,639
Home equity                                        9,532           9,243
Consumer, installment                              5,000           4,592
Consumer, credit card and checking                 1,205           1,355
Residential mortgages held for sale
  & other                                            521             369
                                                 -------         -------
                                                 $86,984         $80,546
                                                 =======         =======

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                         March 31,
                                                 ------------------------
                                                   1997            1996
                                                 -------         --------
Loans:                                            (Dollars in thousands)
   Nonaccrual loans                              $   135         $    122

   Accruing loans more than 90
     days past due                               $    90         $      5

Loans identified by the internal
     review mechanism:

   Criticized                                    $ 2,712         $  1,034
   Classified                                    $ 2,242         $  1,929

Activity in the Allowance for Loan Losses
  is as follows:                                    1997             1996
                                                 -------         --------
                                                 Dollars in thousands)
Balance, January 1,                              $   837         $    671
Provision for loan losses for the period              88               50
Chargeoffs                                            --               (4)
Recoveries                                            --               --
                                                 -------         --------

Balance, end of period                           $   925         $    717
                                                 =======         ========

Gross loans outstanding, end of period           $86,984         $ 67,206

Allowance for Loan Losses to loans
  outstanding                                       1.06%            1.07%

Premises and Equipment

The acquisitions of the Barnwell Bank and the Belton Bank were primary contributors to the $1,390,000 increase in premises and equipment. Additionally, the Company incurred cost of approximately $320,000 on the construction of the permanent facility for the Clemson Bank.

Deposits

Total deposits increased $5,072,000 or 5.6% from December 31, 1996. Expressed in percentages, non-interest bearing deposits decreased 4.1% and interest bearing deposits increased 7.2%.

Balances within the major deposit categories as of March 31, 1997 and December 31, 1996 are as follows:

                                            March 31,      December 31,
                                              1997             1996
                                            -------          -------
                                              (Dollars in thousands)
Non-interest bearing demand deposits        $11,721          $12,226
Interest bearing demand deposits             10,484            8,296
Money market accounts                        13,742           14,035
Savings deposits                              9,510            8,681
Certificates of deposit                      49,477           46,624
                                            -------          -------

                                            $94,934          $89,862
                                            =======          =======

Long-term Debt

Advances from the Federal Home Loan Bank increased to $6,015,000 as of March 31, 1997 from $4,889,000 as of December 31, 1996. Of the total borrowings, $400,000 with a fixed interest rate of 6.31% is due in more than one year and is payable on July 22, 1998.

Capital

Quantitive measures established by the federal banking agencies to ensure capital adequacy require the banking subsidiaries to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the banking subsidiaries consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The banking subsidiaries are also required to maintain capital at a minimum level based on total average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

The following table summarizes the capital ratios of the banking subsidiaries and the regulated minimum requirements at March 31, 1997

                                       Tier 1         Total           Tier 1
                                     Risk Based     Risk Based       Leverage
                                  -------------  -------------    -----------
Actual ratio:
  Greenwood Bank & Trust               10.41%         11.36%            7.93%
  Clemson Bank & Trust                 25.15          25.46            19.91
  The Bank of Barnwell County         124.98         124.98           233.29
  The Bank of Belton                  236.29         236.29         1,235.70

Regulatory minimums:
 For capital adequacy purposes          4.00           8.00             4.00
 To be well-capitalized under
    prompt action provisions            6.00          10.00             5.00

The Federal Reserve Board has similar requirements for bank holding companies. As of March 31, 1997, the Company was not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies with less than $150,000,000 in consolidated assets; however, upon the acquisition of the Carolina First Bank branches by the Barnwell Bank on April 7, 1997, the Company will be subject to the Federal Reserve Board requirements. Giving effect to the acquisition of the branches as if it occurred on March 31, 1997, the Company would have exceeded all of its minimum requirements.

Liquidity and Capital Resources

The Company used approximately $7,200,000 of the $17,000,000 net proceeds from the stock offering to purchase and capitalize the Barnwell Bank and used approximately $3,500,000 to purchase and capitalize the Belton Bank. The Company expects to use $3,300,000 of the net proceeds to purchase and capitalize The Bank of Newberry County (In Organization). The opening and purchase of The Bank of Newberry County is expected to occur during the second quarter of 1997 and is contingent upon regulatory approval.

Shareholders' equity was increased by the $17,000,000 net proceeds from the offering, the $48,000 proceeds from the exercise of stock options, the $43,000 proceeds from sales of stock to the Employee Stock Ownership Plan, and net income of $159,000. Due to changes in the market rates of interest, the fair value of the Company's securities available for sale decreased which had the effect of decreasing shareholders' equity by $126,000 net of the deferred tax effects.

The Company continues to operate within recommendation of the Board of Directors with a loans-to-assets ratio of 64.7% and a loans-to-funds ratio of 84.6% as of March 31, 1997 compared to a loans-to-assets ratio of 69.5% and a loans-to-funds ratio of 79.3% as of December 31, 1996. The decrease in the loans-to-assets ratio was attributable to proceeds from the stock offering which were invested in investment securities. Proceeds from the stock offering were also used to reduce the Company's short-term borrowings resulting in the increase in the loans-to-funds ratio. Due to the proceeds from the stock offering and to the $35,000,000 cash received from the acquisition of the Carolina First Bank branches on April 7, 1997, short-term borrowings are not expected to be a primary source of liquidity in the near-term; however, the Company has approximately $13,400,000 of unused lines of credit for federal funds purchased and a $5,000,000 line of credit from another financial institution. The Company also has approximately $32,677,000 of securities available for sale as a second source of liquidity.

Generally, the Company depends on dividends from its subsidiary banks as its primary source of liquidity. The ability of the banks to pay dividends is subject to general regulatory restrictions which may, but are not expected to, have a material negative impact on the liquidity available to the Company. Additionally, the Company has proceeds from the stock offering not invested in its new banks available for general corporate purposes.

Regulatory Matters

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

Accounting Rule Changes

During the first quarter of 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which addresses the computation, presentation, and disclosure requirements for earnings per share by entities with publicly held common stock. Statement No. 128 is effective for both interim and annual periods ending after December 15, 1997.

                          COMMUNITY CAPITAL CORPORATION
                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      11. Earnings per share computations

      27. Financial Data Schedule

      (b) The Company filed a report on Form 8-K on February 18, 1997, announcing that it is trading on the American Stock Exchange under the symbol CYL and that the Company had issued 1,465,000 shares of its common stock. The report on Form 8-K included, as an exhibit, a copy of the News Release. No financial statements were required with the Form 8-K.

      The Company filed a report on Form 8-K on March 19, 1997, reporting the acquisition and initial capitalization of The Bank of Barnwell County, a South Carolina state bank (formerly in organization) in Barnwell, South Carolina on February 28, 1997. The Company paid cash of $7,200,000 for all 720,000 shares of the bank's common stock. The report on Form 8-K included, as an exhibit, a copy of the press release announcing the acquisition and opening of the bank. No financial statements were filed with this report.

      The Company filed a report on Form 8-K on April 14, 1997, reporting the acquisition and initial capitalization of The Bank of Belton, a South Carolina state bank (formerly in organization) in Belton, South Carolina on March 25, 1997. The Company paid cash of $3,500,000 for all 350,000 shares of the bank's common stock. The report on Form 8-K included, as an exhibit, a copy of the press release announcing the acquisition and opening of the bank. No financial statements were filed with this report.

Items 1 through 5 are not applicable.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COMMUNITY CAPITAL CORPORATION


                                      By: /S/ WILLIAM G. STEVENS
                                         -------------------------------
                                           William G. Stevens
                                           President &
                                           Chief Executive Officer


Date: May 14, 1997                    By: /S/ JAMES H. STARK
                                         -------------------------------
                                           James H. Stark
                                           Chief Financial Officer