Form 10-Q
period 1997-06-30
COMMUNITY CAPITAL CORP /SC/
filed 1997-08-13
CIK 832847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q

        X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                2,900,089 SHARES OF COMMON STOCK, $1.00 PAR VALUE

                                  PAGE 1 OF 20
                             EXHIBIT INDEX ON PAGE 2

                          COMMUNITY CAPITAL CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION                                     Page No.

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 1997 and
     December 31, 1996............................................        3

         Condensed Consolidated Statements of Income - Six months
     ended June 30, 1997 and 1996 and three months ended June 30, 1997
     and 1996.....................................................        4

     Condensed Consolidated Statement of Shareholders' Equity for
         the six months ended June 30, 1997.......................        5

         Condensed Consolidated Statements of Cash Flows - Six months
     ended June 30, 1997 and 1996.................................        6

         Notes to Condensed Consolidated Financial Statements.....      7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations. ..........................     10-16

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders......       17

Item 6.  Exhibits and Reports on Form 8-K ........................       17

         (a) Exhibits ............................................       17

         (b) Reports on Form 8-K .................................       17

                          COMMUNITY CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                           June 30,       December 31,
                                                                             1997                  1996
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                          $            5,240    $            3,927
  Federal funds sold                                                              610                   700
                                                                   ------------------    ------------------
    Total cash and cash equivalents                                             5,850                 4,627

Securities available-for-sale                                                  60,768                23,280
Securities held-to-maturity (estimated
  fair value of $700 at June 30, 1997)                                            700
                                                                   ------------------    ------------------
    Total investment securities                                                61,468                23,280

Loans receivable                                                              114,192                80,546
   Less allowance for loan losses                                              (1,211)                 (837)
                                                                   ------------------    ------------------
     Loans, net                                                               112,981                79,709

Premises, furniture and equipment, net                                          7,801                 3,523
Intangible assets                                                               3,014                    47
Accrued interest receivable                                                     1,968                 1,114
Other assets                                                                    6,906                 3,659
                                                                   ------------------    ------------------

    Total assets                                                   $          199,988    $          115,959
                                                                   ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Deposits:
  Noninterest-bearing                                              $           16,251    $           12,226
  Interest-bearing                                                            141,240                77,636
                                                                   ------------------    ------------------
    Total deposits                                                            157,491                89,862

Federal funds purchased and securities
  sold under agreements to repurchase                                           4,888                 6,783
Advances from Federal Home Loan Bank                                            5,081                 4,889
Accrued interest payable                                                        1,161                   462
Other liabilities                                                                 463                   407
                                                                   ------------------    ------------------

    Total liabilities                                                         169,084               102,403
                                                                   ------------------    ------------------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value, 10,000,000 shares authorized, 2,895,501 and
  1,219,109 shares issued and outstanding at June 30, 1997 and
  December 31, 1996, respectively                                               2,896                 1,219
Surplus                                                                        27,375                12,004
Unrealized gain (loss) on securities
 available-for-sale, net of deferred taxes                                        (93)                   35
Retained earnings                                                                 726                   298
                                                                   ------------------    ------------------

    Total shareholders' equity                                                 30,904                13,556
                                                                   ------------------    ------------------

    Total liabilities and shareholders' equity                     $          199,988    $          115,959
                                                                   ==================    ==================




                 See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (Dollars in thousands except for per share data)


                                                                Six Months Ended                    Three Months Ended
                                                                  June 30,                                June 30,
                                              ----------------------------------------      -------------------------------
                                                          1997                  1996                  1997                1996
                                              ----------------------------------------    ------------------------------------
Interest income:
   Loans, including fees                      $            4,452    $            3,102    $            2,561    $            1,602
   Securities, taxable                                     1,092                   555                   743                   282
   Securities, nontaxable                                    182                   140                   120                    73
   Other interest income                                     137                    57                    90                    18
                                              ------------------    ------------------    ------------------    ------------------
                                                           5,863                 3,854                 3,514                 1,975
                                              ------------------    ------------------    ------------------    ------------------
Interest expense:
   Deposit                                                 2,504                 1,652                 1,572                   813
   FHLB advances                                             163                   154                    78                    74
   Other interest expense                                    123                    90                    22                    65
                                              ------------------    ------------------    ------------------    ------------------
                                                           2,790                 1,896                 1,672                   952
                                              ------------------    ------------------    ------------------    ------------------

Net interest income                                        3,073                 1,958                 1,842                 1,023
Provision for loan losses                                    224                   105                   136                    55
                                              ------------------    ------------------    ------------------    ------------------
Net interest income after
   provision for loan losses                               2,849                 1,853                 1,706                   968
                                              ------------------    ------------------    ------------------    ------------------


Other operating income:
   Service charges                                           375                   251                   237                   131
   Residential mortgage
     origination fees                                        108                   133                    57                    73
   Gain (loss) on sales
     of securities                                             -                    17                     -                    12
   Other income                                              250                   253                   143                   121
                                              ------------------    ------------------    ------------------    ------------------
                                                             733                   654                   437                   337
                                              ------------------    ------------------    ------------------    ------------------

Other operating expenses:
  Salaries and benefits                                    1,606                   917                 1,023                   465
  Net occupancy expense                                      199                   136                   113                    70
  Furniture and equipment
    expense                                                  284                   151                   164                    77
  Other operating expenses                                   882                   696                   473                   381
                                              ------------------    ------------------    ------------------    ------------------
                                                           2,971                 1,900                 1,773                   993
                                              ------------------    ------------------    ------------------    ------------------

Income before taxes                                          611                   607                   370                   312

Income tax provision                                         183                   217                   101                   108
                                              ------------------    ------------------    ------------------    ------------------

Net income                                    $              428    $              390    $              269    $              204
                                              ==================    ==================    ==================    ==================

Earnings per share                            $              .17    $              .30    $              .09    $              .16

WEIGHTED AVERAGE COMMON SHARES
 AND EQUIVALENTS                                       2,514,273             1,316,551             2,973,708             1,339,055





                 See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                                     Unrealized
                                                                                     Gain (loss)
                                                                                     on Securi-                           Total
                                          Common Stock                               ties For          Retained        Shareholders'
                                   Shares           Amount            Surplus         Sale, Net         Earnings         Equity
Balance,
 December 31, 1996                1,219,109   $        1,219    $       12,004   $           35    $          298  $        13,556

Proceeds from stock
  offering, net of
  expenses                        1,665,000            1,665            15,283                                              16,948

Proceeds from sales
  of stock to ESOP                    4,717                5                47                                                  52

Proceeds from
  exercise of
  stock options                       6,675                7                41                                                  48

Change in fair
  value for the
  period                                                                                   (128)                              (128)

Net income
 for the period                                                                                               428              428
                             --------------   --------------    --------------   --------------    --------------  ---------------

Balance, June
 30, 1997                         2,895,501   $        2,896    $       27,375   $          (93)   $          726  $        30,904
                             ==============   ==============    ==============   ==============    ==============  ===============
























            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                   Six Months Ended
                                                                                         June 30,
                                                                 --------------------------------
                                                                           1997                   1996
                                                                 ------------------    ---------------
CASH FLOWS FROM OPE ATING ACTIVITIES:
   Net income                                                    $              428    $              390
     Adjustments to reconcile net income to
       net cash (used) provided by operating activities:
     Depreciation and amortization                                              351                   200
     Provision for possible loan losses                                         224                   105
     Amortization of intangible assets                                           81                     7
     Amortization less accretion on investments                                  19                    31
     Amortization of deferred loan costs                                         76                    64
     Gain on sales of securities                                                  -                   (17)
     Disbursements for mortgages held for sale                               (3,709)               (5,268)
     Proceeds of sales of residential mortgages                               3,608                 5,353
     (Increase) decrease in interest receivable                                (683)                  (68)
     Increase (decrease)in interest payable                                     241                    83
     (Increase) decrease in other assets                                     (2,501)                   18
     Increase (decrease) in other liabilities                                    56                    85
                                                                 ------------------    ------------------
         Net cash (used) provided by operating activities                    (1,809)                  983
                                                                 ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                                       (20,211)               (6,948)
   Purchases of securities available-for-sale                               (42,875)               (9,406)
   Sales of securities available-for-sale                                       500                 4,012
   Maturities of securities available-for-sale                                4,670                 3,931
   Purchases of securities held-to-maturity                                    (700)                    -
   Purchases of nonmarketable equity securities                                (489)                    -
   Purchases of premises and equipment                                       (2,005)                 (680)
   Acquisition of branches                                                   35,761                     -
                                                                 ------------------    ------------------
        Net cash used by investing activities                               (25,349)               (9,091)
                                                                 ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of capital stock                                                     16,948                     -
   Proceeds from exercise of stock options                                       48                    62
   Proceeds from stock sales to employee benefit plan                            52                     -
   Stock dividend fractional shares paid in cash                                  -                    (8)
   Net increase in deposits accounts                                         13,036                 7,150
   Proceeds from FHLB borrowings                                              5,675                 2,700
   Repayments of FHLB borrowings                                             (5,483)               (3,586)
   Net increase (decrease) in fed funds purchased                            (1,895)                1,349
                                                                 ------------------    ------------------
       Net cash provided by financing activities                             28,381                 7,667
                                                                 ------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          1,223                  (441)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                4,627                 5,279
                                                                 ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $            5,850    $            4,838
                                                                 ==================    ==================


                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to stockholders. The financial statements as of June 30, 1997 and for the interim periods ended June 30, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1996 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 1996 Annual Report.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  Six Months Ended
                                                                      June 30,
(Dollars in thousands)                                         1997                  1996
                                                     ------------------    --------------

CASH PAID DURING THE YEAR FOR:
   Income taxes                                      $              177    $              148
   Interest                                                       2,549                 1,812

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Foreclosure on loans                                             262                     -

DETAILS OF ACQUISITIONS OF NEW BANKS:
   Fixed assets acquired                                            617                     -
   Intangible assets                                                546                     -
   Organizational notes assumed (Note 4)                         (1,163)                    -
                                                     ------------------    ------------------
         Cash paid for acquisitions                  $                0    $                -
                                                     ==================    ==================

DETAILS OF ACQUISITIONS OF NEW BRANCHES:
   Loans, including accrued interest receivable                  15,110                     -
   Allowance for loan losses from acquisition                      (255)                    -
   Premises and equipment                                         2,007                     -
   Intangible core deposit premiums                               2,502                     -
   Deposits, including accrued interest payable                 (55,051)                    -
   Other, net                                                       (74)                    -
                                                     ------------------    ------------------
         Cash received for net liabilities assumed   $          (35,761)   $                -
                                                     ===================   ==================


NOTE 3 - SHAREHOLDERS' EQUITY

On February 14, 1997, the Company sold, through an underwritten public offering, 1,465,000 shares of its common stock at a public offering price of $11.00 per share. On March 18, 1997, an additional 200,000 common shares were sold, also at a public offering price of $11.00 per share, pursuant to an underwriters over-allotment provision. Of the approximately $17,000,000 net proceeds from the offering, the Company used $7,200,000 to acquire all of the common stock of The Bank of Barnwell County, and $3,500,000 to acquire all of the common stock of The Bank of Belton (See Note 4). The Company also used $3,300,000 of the net proceeds to acquire all of the common stock of The Bank of Newberry County on July 10, 1997. (See Note 6)

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - SHAREHOLDERS' EQUITY - Continued

On May 19, 1997, the Company granted 74,250 options pursuant to the terms of the Company's Nonstatutory and Incentive Stock Option Plan. The options are exercisable one year from the date of grant at a price of $12.50 per share and expire May 19, 2002.

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

During the organizational stages, The Bank of Barnwell County and The Bank of Belton opened lines of credit with the Company's banking subsidiaries which were guaranteed by the organizers of each organizing bank. Upon the banks being approved for opening by the regulatory agencies and upon the opening of the banks, the Company, per agreements with the organizers, agreed to pay off the lines of credit.

The principle assets acquired and liabilities assumed in the purchase are summarized below:

                                                      Barnwell        Belton
(Dollars in thousands)                                  Bank           Bank

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

The following unaudited proforma financial information for the Company gives effect to the acquisitions as if they occurred on January 1, 1996. These proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.
                                                        Six months ended
                                                             June 30,
(Dollars in thousand except per share amounts)              1997           1996
                                                      -----------    ----------

         Net income                                   $       200    $      350
         Net income per common share                          .08           .27

                            COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - ACQUISITION OF BRANCHES

Effective April 7, 1997, The Bank of Barnwell County acquired certain assets and assumed certain liabilities for five branch offices of Carolina First Bank pursuant to the terms of a Purchase and Assumption Agreement dated January 21, 1997. The transaction was recorded using the purchase method of accounting. Accordingly, the Company recorded the assets acquired and liabilities assumed based on their fair market values at the date of acquisition. In recording the loans and deposits, Carolina First Bank's book values were considered reasonable estimates of fair value. The principal assets acquired and liabilities assumed in the purchase are summarized as follows:

     (Dollars in thousands)

         Loans, including accrued interest receivable       $           15,110
         Allowance for loan losses from acquisition                       (255)
         Premises and equipment                                          2,007
         Intangible core deposit premiums                                2,502
         Deposits, including accrued interest payable                  (55,051)
         Other, net                                                        (74)
                                                            ------------------

                  Cash received for net liabilities assumed  $         (35,761)
                                                            ==================

The intangible core deposit premium was based on total deposits, excluding certificates of deposit greater than or equal to $100,000, and will be amortized over fifteen years using the straight-line method.


The Company has not presented proforma financial information because the Carolina First Bank branches do not constitute a business, and income statement information was either not available or incomplete.

NOTE 6 - SUBSEQUENT EVENTS

On July 10, 1997, the Company used $3,300,000 of the proceeds from the offering to acquire and capitalize The Bank of Newberry County. The transaction was recorded using the purchase method of accounting. The principle assets acquired and liabilities assumed in the purchase are summarized as follows:

     (Dollars in thousands)

         Premises, furniture and equipment                   $              239
         Intangible assets                                                  273
         Organizational notes                                              (512)

The value of the intangible assets represents the organizational costs incurred and the excess of the purchase price over the net assets received. These costs will be amortized over five years on a straight-line basis.

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of June 30, 1997 compared to December 31, 1996, and the results of operations for the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

On February 14, 1997, the Company sold, through an underwritten public stock offering, 1,465,000 shares of its common stock at a public offering price of $11.00 per share. On March 18, 1997, an additional 200,000 common shares were sold, also at a public offering price of $11.00 per share, pursuant to an underwriters over-allotment provision. Of the approximately $17,000,000 net proceeds from the offering, the Company used $7,200,000 to acquire all of the common stock of The Bank of Barnwell County (the "Barnwell Bank"), and $3,500,000 to acquire all of the common stock of The Bank of Belton (the "Belton Bank"), both of which were formerly in organization. Effective April 7, 1997, the Barnwell Bank acquired certain assets and assumed certain liabilities of five branch offices of Carolina First Bank pursuant to the terms of a Purchase and Assumption Agreement dated January 21, 1997 (the "Purchase of the Branches"). On July 10, 1997, the Company used $3,300,000 to acquire all of the common stock of the Bank of Newberry County (the "Newberry Bank"), formerly in organization.

The following comments reflect the results of the stock offering, the acquisitions of the Barnwell Bank and the Belton Bank, and the Purchase of the Branches.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the six months ended June 30, 1997, net interest income, the major component of the Company's net income, was $3,073,000 compared to $1,958,000 for the same period of 1996, an increase of $1,115,000. For the quarter ended June 30, 1997, net interest income was $1,842,000 compared to $1,023,000 for the quarter ended June 30, 1997. The improvement was attributable to an increase in the volume of earning assets during the period, particularly loans and investment activities, due to the approximately $17,000,000 net proceeds from the stock offering and the Purchase of the Branches which added approximately $15,000,000 in loans and investable proceeds of $35,761,000. Net interest income has benefitted from the continued strong loan demand in the Greenwood and Clemson markets. The Company has also used its network of subsidiary banks and improved liquidity from the Purchase of the Branches to lower its costs of funds. The rates paid on interest-bearing liabilities decreased to 4.75% from 4.91% for the six-month periods ended June 30, 1997 and 1996, respectively.

Due to the above factors, the Company's net interest spread and net interest margin were 3.60% and 4.38%, respectively, for the six-month period ended June 30, 1997 as compared to 3.49% and 4.27% for the six-month period ended June 30, 1996.

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months and quarter ended June 30, 1997, the provision was $224,000 and $136,000, respectively, as compared to $105,000 and $55,000 for the six months and quarter ended June 30, 1996. The increase does not reflect a negative trend in nonperforming or classified assets but is indicative of management's decision to maintain the target ratio of the allowance for loan losses to total loans. Upon the Purchase of the Branches, the Company increased the allowance for loan losses by $255,000 for possible losses in the loans acquired. Based on present information, management believes the allowance for loan losses is adequate at June 30, 1997 to meet presently known and inherent risks in the loan portfolio.

NONINTEREST INCOME

Total noninterest income for the six months ended June 30, 1997 was $733,000, an increase of $79,000, or 12.1% from the comparable period in 1996. Total noninterest income for the quarter ended June 30, 1997 was $437,000, or $100,000 higher than the comparable period in 1996.

The increases are primarily due to an increase in service charges due to the increase in the number of deposit accounts. Origination fees on residential mortgages declined in both the six and three-month periods ended June 30, 1997 over the same periods in 1996 due to changes in the lending rates on residential mortgages.

NONINTEREST EXPENSE

Total noninterest expense for the first two quarters of 1997 was $2,971,000, an increase of $1,071,000, or 56.4%, when compared to the first six months of 1996. For the quarter ended June 30, 1997, noninterest expense was $1,773,000, an increase of $780,000 over the comparable period in 1996.

The primary component of noninterest expense is salaries and benefits which was $1,606,000 and $917,000 for the six months ended June 30, 1997 and 1996, respectively. The $689,000 increase is primarily a result of the acquisition and opening of the Barnwell Bank and the Belton Bank and the hiring of new employees to meet the data processing and other needs of the Company's network of banks. Furniture and equipment expense increased to $284,000 from $151,000 largely due to an increase in depreciation charges on technological upgrades during 1996 and the first quarter of 1997 and the new furniture and equipment for the new banks. Net occupancy expense and other operating expenses also increased due to the growth of the Company.

INCOME TAXES

For the six months ended June 30, 1997 and 1996, the effective income tax rate was 30.0% and 36.0%, respectively, and the income tax provision was $183,000 and $217,000, respectively. For the quarter ended June 30, 1997, the effective tax rate was 27.3% compared to 34.6% for the second quarter of 1996. The decrease in the effective tax rate was partially due to an increase in tax-exempt income.

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NET INCOME

The combination of the above factors resulted in net income of $428,000 for the six months ended June 30, 1997 compared to $390,000 for the comparable period in 1996. For the quarter ended June 30, 1997, net income was $269,000, an increase of $65,000, or 31.86%, when compared to the second quarter of 1996.

The development and organization of the Barnwell Bank and the Belton Bank, including initial operating expenditures, negatively impacted earnings for the first two quarters of 1997. However, continued profitability at Greenwood Bank & Trust and Clemson Bank & Trust was more than enough to offset negative earnings at the new banks. The Company anticipates that the opening and purchase of the Newberry Bank will have a similar effect on earnings.

ASSETS AND LIABILITIES

During the first six months of 1997, total assets grew $84,029,000, or 72.5% when compared to December 31, 1996. Much of the growth was attributable to the stock offering which resulted in net proceeds of approximately $17,000,000 and the Purchase of the Branches by the Barnwell Bank. The principal assets acquired and liabilities assumed in the purchase are summarized as follows:

     (Dollars in thousands)

         Loans, net of amount charged to the
          allowance for loan losses                            $         14,684
         Accrued interest receivable                                        171
         Premises and equipment                                           2,007
         Intangible core deposit premiums                                 2,502
         Deposits,                                                      (54,593)
         Accrued interest payable                                          (458)
         Other, net                                                         (74)
                                                               -----------------

                  Cash received for net liabilities assumed    $        (35,761)
                                                               =================


The Company, the Barnwell Bank, and the Belton Bank largely used excess proceeds from the stock offering and cash received for net liabilities assumed from the Purchase of the Branches to acquire investment securities.

The demand for quality loans in the Greenwood and Clemson markets remained strong and also contributed to the growth of the asset base.

INVESTMENT SECURITIES

Investment securities increased $38,188,000 during the period. The increase is due to the investment of proceeds from the stock offering and cash received for the net liabilities assumed upon the Purchase of the Branches in U.S. Treasury and U.S. government agency securities.

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

LOANS

Loans receivable increased $33,646,000 or 41.8% during the period. This increase was primarily due to the acquisition of $14,939,000 of loans from the Purchase of the Branches and to the continued strong loan demand in the Greenwood and Clemson markets. Balances within the major loan receivable categories as of June 30, 1997 and December 31, 1996 are as follows:


                                                       June 30,          December 31,
                                                         1997                1996
                                               (Dollars in thousands)
Commercial and agricultural                     $          22,879    $          15,348
Real estate                                                61,739               49,639
Home equity                                                11,202                9,243
Consumer, installment                                      15,232                4,592
Consumer, credit card and checking                          2,570                1,355
Residential mortgages held for sale
  & other                                                     570                  369
                                                -----------------    -----------------
                                                $         114,192    $          80,546
                                                =================    =================

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                                     June 30,
                                                        --------------------------------
                                                               1997                     1996
                                                        --------------------    ----------------
Loans:                                                          (Dollars in thousands)
   Nonaccrual loans                                     $        116            $        122

   Accruing loans more than 90
     days past due                                      $         82            $          5

Loans identified by the internal review mechanism:

   Criticized                                           $      2,712            $      1,034
   Classified                                           $      2,191            $      1,929

Activity in the Allowance for Loan Losses
  is as follows:                                                   1997                1996
                                                        --------------------    ------------------
                                                             (Dollars in thousands)
Balance, January 1,                                     $           837         $        671
Provision for loan losses for the period                            224                   50
Chargeoffs                                                         (105)                  (4)
Recoveries                                                            -                    -
Reserves related to acquisitions                                    255                    -
                                                        --------------------    ------------------

Balance, end of period                                  $         1,211         $        717
                                                        ===================    ===================

Gross loans outstanding, end of period                  $       114,192         $     67,206

Allowance for Loan Losses to loans
  outstanding                                                      1.06%                1.07%


                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PREMISES AND EQUIPMENT

The acquisitions of the Barnwell Bank and the Belton Bank and the Purchase of the Branches were primary contributors to the $4,278,000 increase in premises and equipment. Additionally, the Company completed the construction of the permanent facility for the Clemson Bank with total cost of approximately $1,230,000.

DEPOSITS

Total deposits increased $67,629,000 or 75.2% from December 31, 1996. Upon the purchase of the Carolina First Bank branches, the Company assumed deposit liabilities of $54,593,000 as follows:

     (Dollars in thousands)

         Certificates of deposit $100M and over         $               5,689
         Other time deposits                                           24,551
         Other deposits                                                24,353
                                                        ---------------------

                  Total deposits purchased              $             (35,761)
                                                        =====================



Expressed in percentages, noninterest-bearing deposits increased 32.9% and interest-bearing deposits increased 81.9%.

Balances within the major deposit categories as of June 30, 1997 and December 31, 1996 are as follows:

                                                      June 30,            December 31,
                                                        1997                  1996
                                                           (Dollars in thousands)
Noninterest-bearing demand deposits             $          16,251    $           12,226
Interest-bearing demand deposits                           28,056                 8,296
Money market accounts                                      17,576                14,035
Savings deposits                                           12,987                 8,681
Certificates of deposit                                    82,621                46,624
                                                -----------------    ------------------

                                                $         157,491    $           89,862
                                                =================    ==================

LONG-TERM DEBT

Advances from the Federal Home Loan Bank increased to $5,081,000 as of June 30, 1997 from $4,889,000 as of December 31, 1996. Of the total borrowings as of June 30, 1997, the following advances have maturity dates greater than one year:



                               Principal                                        Maturity
                                Amount               Interest Rate                Date
                                   (Dollars in thousands)
                      $                400     6.31%-fixed                    July 22, 1998
                                     1,000     6.26%-fixed                    July 29, 1998
                                       800     5.66%-variable                 May 23, 2000
                      --------------------
                      $              2,200
                      ====================

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

CAPITAL

Quantitative measures established by the federal banking agencies to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Company and its banking subsidiaries are also required to maintain capital at a minimum level based on total average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

The following table summarizes the capital ratios of the Company and its banking subsidiaries and the regulatory minimum requirements at June 30, 1997

                                        Tier 1           Total         Tier 1
                                      Risk Based      Risk Based      Leverage

Actual ratio:
  Community Capital Corporation           15.66%          16.57%         11.88%
  Greenwood Bank & Trust                  10.34           11.27           7.84
  Clemson Bank & Trust                    23.82           24.90          17.35
  The Bank of Barnwell County             16.16           17.02           8.61
  The Bank of Belton                      94.16           94.76          45.45

Regulatory minimums:
 For capital adequacy purposes             4.00            8.00           4.00
 To be well-capitalized under
    prompt action provisions               6.00           10.00           5.00

LIQUIDITY AND CAPITAL RESOURCES

Shareholders' equity was increased by the $17,000,000 net proceeds from the offering, the $48,000 proceeds from the exercise of stock options, the $52,000 proceeds from sales of stock to the Employee Stock Ownership Plan, and net income of $428,000. Due to changes in the market rates of interest, the fair value of the Company's securities available for sale decreased which had the effect of decreasing shareholders' equity by $128,000 net of the deferred tax effects.

The Company used approximately $7,200,000 of the net proceeds from the stock offering to purchase and capitalize the Barnwell Bank and used approximately $3,500,000 to purchase and capitalize Belton Bank. On July 10, 1997, the Company used $3,300,000 of the net proceeds to purchase and capitalize The Bank of Newberry County.

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES - Continued

The Company's liquidity was improved by the stock offering and the Purchase of the Branches, resulting in a decrease in the loans-to-deposits ratio to 72.5% as of June 30, 1997 from 89.6% as of December 31, 1996. A significant portion of the cash received was invested in securities of the U.S. Treasury and U.S. government agencies. For the near term, maturities and sales of securities available for sale are expected to be a primary source of liquidity as the Company and its subsidiary banks deploy these funds into loans to achieve the desired mix of assets and liabilities. The Company also expects to build its deposit base in its new markets. Short-term borrowings are not expected to be a primary source of liquidity for the near term: however, the Company has approximately $12,625,000 of unused lines of credit to purchase federal funds and a $5,000,000 line of credit with another financial institution as other liquidity sources.

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

ACCOUNTING RULE CHANGES

During the first quarter of 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which addresses the computation, presentation, and disclosure requirements for earnings per share by entities with publicly held common stock. Statement No. 128 is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted.

                          COMMUNITY CAPITAL CORPORATION
                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 1997, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing nine members to the board of directors; and (b) ratifying the appointment of Tourville, Simpson & Henderson, certified public accountants, as the Company's independent auditors for the fiscal year ending December 31, 1997. Each of the nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company, and Tourville, Simpson & Henderson received the requisite number of affirmative votes required for approval pursuant to the Bylaws of the Company. Of the 2,890,785 outstanding shareholders of the Company, 2,293,732 shareholders either voted in person or by proxy for the two matters presented for shareholders' approval.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits

                  I.  Earnings per share computations

                (b)The Company filed a report on Form 8-K on April 14, 1997, reporting the acquisition and initial capitalization of The Bank of Belton, a South Carolina state bank (formerly in organization) in Belton, South Carolina on March 25, 1997. The Company paid cash of $3,500,000 for all 350,000 shares of the bank's common stock. The report on Form 8-K included, as an exhibit, a copy of the press release announcing the acquisition and opening of the bank. No financial statements were filed with this report.

                The Company filed a report on Form 8-K on April 22, 1997, reporting the acquisition of five branches from Carolina First Bank on April 7, 1997 by the Bank of Barnwell County, a wholly-owned subsidiary of the Company. The Form 8-K included a copy of the Purchase and Assumption Agreement dated January 21, 1997, by and among the Company, The Bank of Barnwell County, and Carolina First Bank (incorporated by reference to the Company's Registration Statement on form S-2 originally filed on December 20, 1996 as amended) and a copy of a press release announcing the acquisition.

Items 1 through 5 are not applicable.

                          COMMUNITY CAPITAL CORPORATION
                           PART II - OTHER INFORMATION


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          COMMUNITY CAPITAL CORPORATION




                           By:
                                William G. Stevens
                                President & Chief Executive Officer


Date: August     , 1997    By:
                               James H. Stark
                               Chief Financial Officer

                                                                      EXHIBIT I

                          COMMUNITY CAPITAL CORPORATION
                               EARNINGS PER SHARE


                                                           Six Months Ended                 Three Months Ended
Primary and Fully Diluted                                        June 30,                        June 30,
                                                       --------------------                  --------------
   Earnings Per Share                                 1997               1996              1997               1996
--------------------------                    --------------     --------------    --------------    -------------
                                                       (Dollars in thousands except for per share data)

Net income                                    $          428     $          390    $          269    $           204
Add: Interest revenue
  from assumed purchase
  of government securities,
  net of tax                                              -                   1                -                   3
                                              --------------     --------------    --------------    ---------------

Adjusted net income for
  fully diluted shares                        $          428     $          391    $          269    $           208
                                              ==============     ==============    ==============    ===============
Weighted average number
  of common shares
  outstanding                                      2,443,136          1,217,310         2,894,995          1,218,065
Dilutive stock
  equivalents                                         71,137             99,241            78,713            120,990
                                              --------------     --------------    --------------    ---------------
   Total stock and
     equivalents                                   2,514,273          1,316,551         2,973,708          1,339,055
                                              ==============     ==============    ==============    ===============
Earnings per share of
  common and equivalent
  share                                       $          .17     $          .30    $          .09    $           .16
                                              ==============     ==============    ==============    ===============


(1) Restated for the effect of the 5% stock dividend in May of 1996.

(2) Computed using the Treasury Stock Aggregate Method modified for the 20% limitation.