Form 10-Q/A
period 1997-06-30
COMMUNITY CAPITAL CORP /SC/
filed 1997-08-14
CIK 832847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A

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


This amendment to Form 10-Q is being filed to correct scrivener's errors contained in the Form 10-Q filed on August 13, 1997.

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

The following table summarizes the capital ratios of the Company and its banking subsidiaries and the regulatory minimum requirements at June 30, 1997


                                        Tier 1           Total         Tier 1
                                      Risk Based      Risk Based      Leverage

Actual ratio:
  Community Capital Corporation           21.18%          22.00%         14.25%
  Greenwood Bank & Trust                  10.34           11.27           7.84
  Clemson Bank & Trust                    23.82           24.90          17.35
  The Bank of Barnwell County             16.16           17.02           8.61
  The Bank of Belton                      94.16           94.76          45.45

Regulatory minimums:
 For capital adequacy purposes             4.00            8.00           4.00
 To be well-capitalized under
    prompt action provisions               6.00           10.00           5.00


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