Form 10-Q
period 1997-09-30
COMMUNITY CAPITAL CORP /SC/
filed 1997-11-13
CIK 832847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              ----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

             ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                      YES  X      NO
                          ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

            2,904,363 SHARES OF COMMON STOCK, $1.00 PAR VALUE

                             EXHIBIT INDEX ON PAGE 2

                          COMMUNITY CAPITAL CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION                                     Page No.

Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets - September 30, 1997
     and December 31, 1996 ................................................  3

     Condensed Consolidated Statements of Income - Nine months ended
     September 30, 1997 and 1996 and three months ended
     September 30, 1997 and 1996...........................................  4

     Condensed Consolidated Statement of Changes in Shareholders' Equity
     for the nine months ended September 30, 1997..........................  5

     Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 1997 and 1996.....................................  6

     Notes to Condensed Consolidated Financial Statements...............   7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................... 10-16

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .............................    17

         (a) Exhibits .................................................    17

         (b) Reports on Form 8-K ......................................    17

                          COMMUNITY CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                        September 30, December 31,
                                                            1997          1996
                                                       -------------- ------------
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                 $  6,393      $  3,927
  Federal funds sold                                         3,880           700
                                                           ----------   ---------
    Total cash and cash equivalents                         10,273         4,627

Securities available-for-sale                               68,017        23,280
Securities held-to-maturity (estimated
  fair value of $700 at September 30, 1997)                    700            -
                                                             ---------   --------
    Total investment securities                             68,717        23,280

Loans receivable                                           131,836        80,546
   Less allowance for loan losses                           (1,302)         (837)
                                                           ----------  ----------
     Loans, net                                            130,534        79,709

Premises, furniture and equipment, net                       8,328         3,523
Intangible assets                                            3,155            47
Accrued interest receivable                                  2,244         1,114
Other assets                                                 4,790         3,659
                                                       --------------   --------

    Total assets                                     $     228,041       115,959
                                                         ==========     ========





LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Deposits:
  Noninterest-bearing                                $   17,889      $    12,226
  Interest-bearing                                      155,552           77,636
                                                      ----------      ----------
    Total deposits                                      173,441           89,862


Federal funds purchased and securities
  sold under agreements to repurchase                   10,487             6,783
Advances from Federal Home Loan Bank                    10,950             4,889
Accrued interest payable                                 1,101               462
Other liabilities                                          534               407
                                                       --------          -------



    Total liabilities                                  196,513           102,403
                                                     ----------         --------


SHAREHOLDERS' EQUITY:
Common stock, $1 par value, 10,000,000 shares
authorized, 2,901,447 and 1,219,109 shares
issued and outstanding at September 30, 1997           2,901               1,219
and December 31, 1996, respectively 2,901             27,441              12,004
Surplus
Unrealized gain on securities                            260                  35
 available-for-sale, net of deferred taxes               926                 298
                                                    -------------      ---------
Retained earnings

    Total shareholders' equity                        31,528              13,556
                                                    ------------        --------

   Total liabilities and shareholders' equity    $   228,041         $   115,959
                                                ==============      ============


            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (Dollars in thousands except for per share data)

                                                              Nine Months Ended                          Three Months End
                                                                September 30,                              September 30,
                                                            -----------------------                     -------------------
                                                          1997                  1996                  1997                1996
                                              ----------------------     ------------------       ---------------    ------------
Interest income:
   Loans, including fees                          $      7,367                $4,796                $2,915              $1,694
   Securities, taxable                                   1,992                   835                   900                 280
   Securities, nontaxable                                  322                   215                   140                  75
   Other interest income                                   177                    75                    40                  18
                                                ------------------         ----------------     ---------------    ---------------
                                                         9,858                 5,921                 3,995               2,067
                                                 -----------------          ---------------      --------------    ----------------


Interest expense:
   Deposits                                              4,312                 2,508                 1,808                 856
   FHLB advances                                           284                   226                   121                  72
   Other interest expense                                  217                   166                    94                  76
                                                  -----------------     -----------------        --------------      --------------
                                                         4,813                 2,900                 2,023               1,004
                                                  -----------------     -----------------        --------------      --------------

Net interest income                                      5,045                 3,021                 1,972               1,063
Provision for loan losses                                  332                   123                   108                  18
                                                   -----------------     -----------------       --------------    -------------
Net interest income after
   provision for loan losses                             4,713                 2,898                 1,864               1,045
                                                   -----------------     -----------------     ----------------    --------------


Other operating income:
   Service charges                                         601                   382                   226                 131
   Residential mortgage
origination fees                                           179                   184                    71                  51
   Gain on sales of
     securities                                             --                    17                    --                  --
   Other income                                            403                   380                   153                 127
                                                 -----------------     -----------------        ---------------     ---------------
                                                         1,183                   963                   450                 309
                                                  ---------------      -----------------          -------------     --------------

Other operating expenses:
   Salaries and benefits                                 2,376                 1,443                   770                 526
   Net occupancy expense                                   341                   283                   142                 147
   Furniture and equipment
     expense                                               484                   242                   200                  91
   Other operating expenses                              1,863                   991                   981                 295
                                                 -----------------       ---------------         ----------------     --------------
                                                         5,064                 2,959                 2,093               1,059
                                                 -----------------     -----------------        ----------------    ---------------

Income before taxes                                        832                   902                   221                 295

Income tax provision                                       204                   320                    21                 103
                                                 --------------       ------------------      -----------------      --------------


Net income                                        $        628                $  582                $  200              $  192
                                                 -------------        ----------------       -----------------      ---------------

Earnings per share
   Primary and fully diluted                      $       .24                $  .44                $  .07              $  .15

WEIGHTED AVERAGE COMMON SHARES
 AND EQUIVALENTS                                    2,678,874             1,341,708             2,941,207           1,389,164

            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                              Unrealized
                                                                                Gain on
                                                                              Securities
                                                                               For Sale,                                   Total
                                         Common Stock                                                   Retained       Shareholder's
                                   Shares           Amount            Surplus            Net            Earnings          Equity
                                 --------------   ---------         -----------         --------       ---------        ----------
Balance,
 December 31, 1996              1,219,109       $    1,219       $     12,004          $      35        $     29


Proceeds from stock
  offering, net of
  expenses                      1,665,000            1,665             15,283                                            16,948


Proceeds from sales
  of stock to ESOP                 10,663               10                113                                               123

Proceeds from
  exercise of
  stock options                     6,675                7                 41                                                48


Change in fair
  value for the
  period                                                                                     225                            225

Net income
 for the period                                                                                              628            628
                            ----------------    -------------      ----------------     -------------   ------------  ----------

Balance, September
 30, 1997                       2,901,447        $   2,901          $  27,441           $    260        $    926      $  31,528
                            ===============    ==============      ===============      =============   ===========  ==========

            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                                    -----------------------
                                                                                                     1997            1996
                                                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $            628          $         582
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                                                                  594                    316
     Provision for possible loan losses                                                            332                    123
     Amortization of intangible assets                                                             160                     10
     Amortization less accretion on investments                                                     30                     41
     Amortization of deferred loan costs                                                           132                     97
     Gain on sales of securities                                                                     -                    (17)
     Disbursements for mortgages held for sale                                                  (6,555)                (7,612)
     Proceeds of sales of residential mortgages                                                  6,185                  7,717
     Increase in interest receivable                                                              (959)                   (37)
     Increase in interest payable                                                                  181                    255
     (Increase) decrease in other assets                                                          (183)                   166
     Increase in other liabilities                                                                  53                    129
                                                                                      ----------------------       ---------------
         Net cash provided by operating activities                                                 598                  1,740
                                                                                       --------------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                                                          (38,179)               (13,036)
   Purchases of securities available-for-sale                                                  (54,088)                (9,406)
   Sales of securities available-for-sale                                                        1,998                  4,012

   Maturities of securities available-for-sale                                                   7,660                  3,944
   Purchases of securities held-to-maturity                                                       (700)                     -
   Purchases of nonmarketable equity securities                                                   (738)                  (896)
   Purchases of premises and equipment                                                          (2,536)                (1,615)
   Acquisition of branches                                                                      35,761                      -
                                                                                          -------------------     -------------
        Net cash used by investing activities                                                  (50,822)               (16,997)
                                                                                            ----------------      ------------



CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of capital stock                                                                        16,948                      -
   Proceeds from exercise of stock options                                                          48                     69
   Proceeds from stock sales to employee benefit plan                                              123                      -
   Stock dividend fractional shares paid in cash                                                     -                     (8)
   Net increase in deposits accounts                                                            28,986                 12,140
   Proceeds from FHLB borrowings                                                                12,275                  2,700
   Repayments of FHLB borrowings                                                                (6,214)                (3,820)
   Proceeds from other borrowings                                                                    -                  1,350
   Net increase in fed funds purchased and repos                                                 3,704                  2,434
                                                                                           -----------------     --------------
   Net cash provided by financing activities                                                    55,870                 14,865
                                                                                             ----------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             5,646                   (392)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   4,627                  5,279
                                                                                           -----------------   --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $      10,273           $     4,887
                                                                                          =================   ================

            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 1997 and for the interim periods ended September 30, 1997 and 1996 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1996 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 1996 Annual Report.



NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                              Nine Months Ended
                                                                                September 30,
                                                                           ---------------------
(Dollars in thousands)                                                       1997           1996
                                                                           --------        -------
CASH PAID DURING THE YEAR FOR:
   Income taxes                                                        $        206        $     219
   Interest                                                                   4,632            2,675

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Foreclosure on loans                                                         262                -


DETAILS OF ACQUISITIONS OF NEW BANKS:
   Fixed assets acquired                                                        856                -
   Intangible assets                                                            825                -
Organizational notes assumed (Note 5)                                        (1,682)               -
                                                                         -----------        ------------
         Cash paid for acquisitions                                         $     0          $     -
                                                                          ==========         ===========



DETAILS OF ACQUISITIONS OF NEW BRANCHES:
   Loans, including accrued interest receivable                              15,110                 -
   Allowance for loan losses from acquisition                                  (255)                -
   Premises and equipment                                                     2,007                 -
   Intangible core deposit premium                                            2,502                 -
   Deposits, including accrued interest payable                             (55,051)                -
   Other, net                                                                   (74)                -
                                                                         ------------      -------------
         Cash received for net liabilities assumed                       $  (35,761)          $     -
                                                                          ===========      =============


NOTE 3 - LONG-TERM DEBT

Advances from the Federal Home Loan Bank were $10,950,000 as of September 30, 1997. Of this amount, the following have scheduled maturities greater than one year:

 Maturing on                Interest Rate            Principal
-------------           -------------------        --------------
                      (Dollars in thousands)
            5/23/2000                            5.57% - variable
$      800
            9/25/2000                              6.38% - fixed


       600
            9/24/2002                          5.66% - fixed, callable 9/24/99
     1,000

                Total long-term debt                $        2,400
                                                   -----------------------

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - SHAREHOLDERS' EQUITY

On February 14, 1997, the Company sold, through an underwritten public offering, 1,465,000 shares of its common stock at a public offering price of $11.00 per share. On March 18, 1997, an additional 200,000 common shares were sold, also at a public offering price of $11.00 per share, pursuant to an underwriters over-allotment provision. Of the $16,948,000 net proceeds from the offering, the Company used $7,200,000 to acquire all of the common stock of The Bank of Barnwell County, $3,500,000 to acquire all of the common stock of The Bank of Belton, and $3,300,000 to acquire all of the common stock of The Bank of Newberry County (See Note 5).

On May 19, 1997, the Company granted 74,250 options pursuant to the terms of the Company's Nonstatutory and Incentive Stock Option Plan. The options are exercisable one year from the date of grant at a price of $12.50 per share and expire May 19, 2002.

NOTE 5 - ACQUISITIONS OF NEW BANKS

On February 28, 1997, the Company used $7,200,000 of the proceeds from the stock offering to acquire and capitalize The Bank of Barnwell County. On March 30, 1997, the Company used an additional $3,500,000 of the proceeds to acquire and capitalize The Bank of Belton. On July 10, 1997, the Company used $3,300,000 of the proceeds to acquire and capitalize The Bank of Newberry County. These transactions were recorded using the purchase method of accounting. Accordingly, the consolidated financial statements reflect the results of the operations and the assets and liabilities of the acquired banks since the dates of the acquisitions.

During the organizational stages, The Bank of Barnwell County, The Bank of Belton and The Bank of Newberry County opened lines of credit with the Company's banking subsidiaries which were guaranteed by the organizers of each organizing bank. Upon the banks being approved for opening by the regulatory agencies and upon the opening of the banks, the Company, per agreements with the organizers, agreed to pay off the lines of credit.

The principle assets acquired and liabilities assumed in the purchase are summarized below:

                                           Barnwell   Belton          Newberry
                                             Bank     Bank            Bank
                                          ---------   ------       ------------
                                               (Dollars in thousands)

Premises, furniture and equipment       $     103   $     514     $      239
Intangible assets                             365         181            280
Organizational notes                         (468)       (695)          (519)


The value of the intangible assets represents the organizational costs incurred by the newly-acquired banks and the excess of the purchase price over the net assets received. These costs are being amortized over five years using the straight-line method.

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - ACQUISITIONS OF NEW BANKS - Continued

The following unaudited proforma financial information for the Company gives effect to the acquisitions as if they occurred on January 1, 1996. These proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated, or which may result in the future.
                                                             Nine months ended
                                                                September 30,
                                                           ---------------------
(Dollars in thousand except per share amounts)                1997       1996
                                                           ---------------------
Net income                                                 $  388       $  512
Net income per common share                                   .14          .38


NOTE 6 - ACQUISITION OF BRANCHES

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

The principal assets acquired and liabilities assumed in the purchase are summarized as follows:

     (Dollars in thousands)

Loans, including accrued interest receivable     $     15,110
Allowance for loan losses from acquisition               (255)
Premises and equipment                                  2,007
Intangible core deposit premiums                        2,502
Deposits, including accrued interest payable          (55,051)
Other, net                                                (74)
                                                   -----------

     Cash received for net liabilities assumed   $    (35,761)
                                                   ===========


The intangible core deposit premium was based on total deposits, excluding certificates of deposit greater than or equal to $100,000, and are being amortized over fifteen years using the straight-line method.

The Company has not presented proforma financial information because the Carolina First Bank branches do not constitute a business, and income statement information was either not available or incomplete.

                          COMMUNITY CAPITAL CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------

The following is a discussion of the Company's financial condition as of September 30, 1997 compared to December 31, 1996, and the results of operations for the three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

On February 14, 1997, the Company sold, through an underwritten public stock offering, 1,465,000 shares of its common stock at a public offering price of $11.00 per share. On March 18, 1997, an additional 200,000 common shares were sold, also at a public offering price of $11.00 per share, pursuant to an underwriters over-allotment provision. Of the approximately $17,000,000 net proceeds from the offering, the Company used $7,200,000 to acquire all of the common stock of The Bank of Barnwell County (the "Barnwell Bank"), $3,500,000 to acquire all of the common stock of The Bank of Belton (the "Belton Bank"), and $3,300,000 to acquire all of the common stock of The Bank of Newberry County (the "Newberry Bank"), all of which were formerly in organization. Effective April 7, 1997, the Barnwell Bank acquired certain assets and assumed certain liabilities of five branch offices of Carolina First Bank pursuant to the terms of a Purchase and Assumption Agreement dated January 21, 1997 (the "Purchase of the Branches").

The following comments include the results of the stock offering, the acquisitions of the Barnwell Bank, the Belton Bank and the Newberry Bank, and the Purchase of the Branches.

RESULTS OF OPERATIONS
--------------------

NET INTEREST INCOME
--------------------
For the nine months ended September 30, 1997, net interest income, the major component of the Company's net income, was $5,045,000 compared to $3,021,000 for the same period of 1996, an increase of $2,024,000. For the quarter ended September 30, 1997, net interest income was $1,972,000 compared to $1,063,000 recorded during the quarter ended September 30, 1996. The improvement was attributable to an increase in the volume of average earning assets during both the three and nine-month periods, particularly loans and investment activities, due to the approximately $17,000,000 net proceeds from the stock offering and the Purchase of the Branches which added approximately $15,000,000 in loans and investable proceeds of $35,761,000. Net interest income has also benefitted from the continued strong loan demand in the Greenwood market and loan growth at the Barnwell Bank and the Belton Bank. The Company has also used its network of subsidiary banks and improved liquidity from the Purchase of the Branches to lower its costs of funds. The average rates paid on interest-bearing liabilities decreased to 4.83% from 4.89% for the nine-month periods ended September 30, 1997 and 1996, respectively.

The net interest spread and net interest margin were 3.52% and 4.28%, respectively, for the nine-month period ended September 30, 1997, compared to 3.53% and 4.30% for the nine-month period ended September 30, 1996. The net interest spread and net interest margin were 3.37% and 4.12%, respectively, for the quarter ended September 30, 1997, compared to 3.53% and 4.30% for the quarter ended September 30, 1996. The growth in the volume of average investment securities, traditionally lower yielding assets than loans, as a percentage of earning assets due to the investable proceeds from the stock offering and the net cash received upon the Purchase of the Branches have negatively impacted the net interest spread and net interest margin.

                          COMMUNITY CAPITAL CORPORATION


PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------
The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months and quarter ended September 30, 1997, the provision was $332,000 and $108,000, respectively, as compared to $123,000 and $18,000 for the nine months and quarter ended September 30, 1996. The increase does not reflect a negative trend in nonperforming or classified assets but is indicative of management's decision to maintain the target ratio of the allowance for loan losses to total loans. Upon the Purchase of the Branches, the Company increased the allowance for loan losses by $255,000 for possible losses in the loans acquired. Based on present information, management believes the allowance for loan losses is adequate at September 30, 1997 to meet presently known and inherent risks in the loan portfolio.

NONINTEREST INCOME
------------------
Total noninterest income for the nine months ended September 30, 1997 was $1,183,000, an increase of $220,000, or 22.8% from the comparable period in 1996. Total noninterest income for the quarter ended September 30, 1997 was $445,000, or $135,000 higher than the third quarter in 1996.

The increases are primarily due to an increase in service charges due to the increase in the number of deposit accounts. Service charge income was $226,000 and $601,000 for the three and nine-month periods ended September 30, 1997 compared to $131,000 and $382,000 for the comparable periods of 1996.

NONINTEREST EXPENSE
-------------------
Total noninterest expense for the first nine months of 1997 was $5,064,000, an increase of $2,105,000, or 71.1%, when compared to the first nine months of 1996. For the quarter ended September 30, 1997, noninterest expense was $2,093,000, an increase of $1,034,000 over the comparable period in 1996.

The primary component of noninterest expense is salaries and benefits which was $2,376,000 and $1,443,000 for the nine months ended September 30, 1997 and 1996, respectively. The $933,000 increase is primarily a result of the acquisition and opening of the Barnwell Bank, the Belton Bank and the Newberry Bank, and the hiring of new employees to meet the data processing and other needs of the Company's network of banks. Furniture and equipment expense increased to $484,000 from $242,000 largely due to an increase in depreciation charges on technological upgrades during 1996 and the first quarter of 1997, and the new furniture and equipment for the new banks. Other operating expenses also increased due to the growth of the Company and the Purchase of the Branches and the opening of the new banks.

INCOME TAXES
-------------
For the nine months ended September 30, 1997 and 1996, the effective income tax rate was 24.5% and 35.5%, respectively, and the income tax provision was $204,000 and $321,000, respectively. For the quarter ended September 30, 1997, the effective tax rate was 9.5% compared to 34.9% for the third quarter of 1996. The decrease in the effective tax rate was due to an increase in tax-exempt income and a change in the estimate of the annualized taxable income.

                          COMMUNITY CAPITAL CORPORATION


NET INCOME
-----------
The combination of the above factors resulted in net income of $628,000 for the nine months ended September 30, 1997 compared to $582,000 for the comparable period in 1996. For the quarter ended September 30, 1997, net income was $200,000, an increase of $8,000 when compared to the third quarter of 1996.

The development and organization of the Barnwell Bank, the Belton Bank and the Newberry Bank, including initial operating expenditures, negatively impacted earnings for the first three quarters of 1997. However, continued profitability at Greenwood Bank & Trust and Clemson Bank & Trust was more than enough to offset negative earnings at the new banks.

ASSETS AND LIABILITIES
---------------------
During the first nine months of 1997, total assets grew $112,082,000 or 96.7% when compared to December 31, 1996. Much of the growth was attributable to the stock offering which resulted in net proceeds of approximately $17,000,000 and the Purchase of the Branches by the Barnwell Bank. The principal assets acquired and liabilities assumed in the purchase are summarized as follows:



     (Dollars in thousands)

Loans, including accrued interest receivable     $     15,110
Allowance for loan losses from acquisition               (255)
Premises and equipment                                  2,007
Intangible core deposit premiums                        2,502
Deposits, including accrued interest payable          (55,051)
Other, net                                                (74)
                                                   -----------

     Cash received for net liabilities assumed   $    (35,761)
                                                   ===========


The excess proceeds from the stock offering and cash received for net liabilities assumed from the Purchase of the Branches were mainly used to acquire investment securities.

The demand for quality loans in the Greenwood market remained strong and also contributed to the growth of the asset base.

INVESTMENT SECURITIES
---------------------
Investment securities increased $45,437,000 during the nine-month period. The increase is due to the investment of proceeds from the stock offering and cash received for the net liabilities assumed upon the Purchase of the Branches in U.S. Treasury, U.S. government agency securities and municipal securities.

                          COMMUNITY CAPITAL CORPORATION


LOANS
-----
Loans receivable increased $51,290,000 or 63.7% since December 31, 1996. This increase was primarily due to the acquisition of $14,939,000 of loans from the Purchase of the Branches and to the continued strong loan demand in the Greenwood market and growth at the new banks. Balances within the major loan receivable categories as of September 30, 1997 and December 31, 1996 are as follows:

                                                         September 30,           December 31,
                                                             1997                    1996
                                                         ------------            -----------
                                                                (Dollars in thousands)
Commercial and agricultural                            $      27,725         $       15,348
Real estate                                                   69,371                 49,639
Home equity                                                   10,530                  9,243
Consumer, installment                                         16,899                  4,592
Consumer, credit card and checking                               718                  1,355
Residential mortgages held for sale
  & other                                                      6,593                    369
                                                           --------------           --------
                                                             131,836                 80,546
                                                           ==============           ========

RISK ELEMENTS IN THE LOAN PORTFOLIO
-----------------------------------

The following is a summary of risk elements in the loan portfolio:


                                                                             September 30,
                                                                  ------------------------------------
                                                                      1997                  1996
                                                                    ---------            ----------
                                                                       (Dollars in thousands)
Loans:
   Nonaccrual loans                                               $      149            $    127
   Accruing loans more than 90
     days past due                                                $      172            $     93

Loans identified by the internal review mechanism:

   Criticized                                                     $    2,512            $    1,134
   Classified                                                     $    2,436            $    2,390


Activity in the Allowance for Loan Losses is as follows:

                                                                        1997                1996
                                                                    -----------           ---------
                                                                         (Dollars in thousands)
Balance, January 1,                                               $      837              $    671
Provision for loan losses for the period                                 332                   123
Chargeoffs                                                              (122)                  (14)
Recoveries                                                                 -                     -
Reserves related to acquisitions                                         255                     -
                                                                 -----------------       ----------------

Balance, end of period                                           $     1,302             $     780
                                                                 ===============         ===========

Gross loans outstanding, end of period                           $   131,836             $  76,023


Allowance for Loan Losses to loans
  outstanding                                                           0.99%                 1.03%

                          COMMUNITY CAPITAL CORPORATION


PREMISES AND EQUIPMENT
----------------------
The acquisitions of the Barnwell Bank, the Belton Bank and the Newberry Bank, and the Purchase of the Branches were primary contributors to the $4,805,000 increase in premises and equipment. Additionally, the Company completed the construction of the permanent facility for the Clemson Bank with total cost of approximately $1,230,000.

DEPOSITS
---------
Total deposits increased $83,579,000 or 93.0% from December 31, 1996. Upon the purchase of the Carolina First Bank branches, the Company assumed deposit liabilities of $54,593,000 as follows:

     (Dollars in thousands)

Certificates of deposit $100M and over              $    5,689
Other time deposits                                     24,551
Other deposits                                          24,353
                                                    -----------
         Total deposits assumed                     $   54,593
                                                     ==========



Expressed in percentages, noninterest-bearing deposits increased 46.3% and interest-bearing deposits increased slightly more than 100%.

Balances within the major deposit categories as of September 30, 1997 and December 31, 1996 are as follows:

                                                  September 30,     December 31,
                                                         1997              1996
                                                   ------------      -----------
                                                      (Dollars in thousands)

Noninterest-bearing demand deposits                $    17,889     $   12,226
Interest-bearing demand deposits                        27,316          8,296
Money market accounts                                   20,291         14,035
Savings deposits                                        15,107          8,681
Certificates of deposit                                 92,838         46,624
                                                   ------------   -------------
                                                    $ 173,441      $   89,862
                                                    ===========    ============




LONG-TERM DEBT
-------------
Advances from the Federal Home Loan Bank increased to $10,950,000 as of September 30, 1997 from $4,889,000 as of December 31, 1996. Of the total borrowings as of September 30, 1997, the following advances have maturity dates greater than one year:

Principal                                                Maturity
Amount              Interest Rate                        Date
--------           --------------                     -----------
                             (Dollars in thousands)

$ 1,000             5.66%                          September 24, 2002
    600             6.38 %-fixed                   September 25, 2000
    800             5.57 %-variable                     May  23, 2000
-------
$ 2,400

                          COMMUNITY CAPITAL CORPORATION


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

The following table summarizes the capital ratios of the Company and its banking subsidiaries and the regulatory minimum requirements at September 30, 1997

                                                                 Tier 1                   Total                   Tier 1
                                                               Risk Based              Risk Based                Leverage
                                                              -------------              -----------              ----------
Actual ratio:
  Community Capital Corporation                                  18.86%                  19.74%                   13.59%
  Greenwood Bank & Trust                                         11.13                   12.10                     7.95
  Clemson Bank & Trust                                           23.47                   24.56                    15.45
  The Bank of Barnwell County                                    13.74                   14.41                     8.39
  The Bank of Belton                                             42.63                   43.65                    27.83
  The Bank of Newberry County                                    53.54                   54.07                    34.42


Regulatory minimums:
 For capital adequacy purposes                                    4.00                    8.00                     4.00
 To be well-capitalized under
    prompt action provisions                                      6.00                   10.00                     5.00


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------
Shareholders' equity was increased by the $17,000,000 net proceeds from the offering, the $48,000 proceeds from the exercise of stock options, the $124,000 proceeds from sales of stock to the Employee Stock Ownership Plan, and net income of $628,000. Due to changes in the market rates of interest, the fair value of the Company's securities available for sale increased which had the effect of increasing shareholders' equity by $225,000 net of the deferred tax effects.

The Company used approximately $7,200,000 of the net proceeds from the stock offering to purchase and capitalize the Barnwell Bank, used approximately $3,500,000 to purchase and capitalize Belton Bank and used approximately $3,300,000 to purchase and capitalize the Newberry Bank.

                          COMMUNITY CAPITAL CORPORATION


LIQUIDITY AND CAPITAL RESOURCES - Continued

The Company's liquidity was improved by the stock offering and the Purchase of the Branches, resulting in a decrease in the loans-to-deposits ratio to 76.0% as of September 30, 1997 from 89.6% as of December 31, 1996. A significant portion of the cash received was invested in securities of the U.S. Treasury, U.S. government agencies and municipalities. For the near term, maturities and sales of securities available for sale are expected to be a primary source of liquidity as the Company and its subsidiary banks deploy these funds into loans to achieve the desired mix of assets and liabilities. The Company also expects to build its deposit base in its new markets. Short-term borrowings are not expected to be a primary source of liquidity for the near term: however, the Company has approximately $18,230,000 of unused lines of credit to purchase federal funds.

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

                          COMMUNITY CAPITAL CORPORATION
                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (1)     Exhibits


               I.  Earnings per share computations

        (2) The Company filed a report on Form 8-K on July 17, 1997, reporting the acquisition and initial capitalization of The Bank of Newberry County, a South Carolina state bank (formerly in organization) in Newberry, South Carolina on July 10, 1997. The Company paid cash of $3,300,000 for all 330,000 shares of the bank's common stock. The report on Form 8-K included, as an exhibit, a copy of the press release announcing the acquisition and opening of the bank. No financial statements were filed with this report.

Items 1 through 5 are not applicable.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          COMMUNITY CAPITAL CORPORATION




                           By: /s/
                               ----------------------------
                               William G. Stevens
                               President & Chief Executive Officer



Date: November 12, 1997    By:/s/
                              ---------------------------------
                               James H. Stark
                               Chief Financial Officer




                          COMMUNITY CAPITAL CORPORATION
                               EARNINGS PER SHARE
                                                              EXHIBIT I

                                                           Nine Months Ended          Three Months Ended
                                                               September 30,             September 30,
Primary and Fully Diluted
Earnings Per Share                                            1997         1996           1997     1996
----------------------                                     --------- -----------        ------- -------
                                                            (Dollars in thousands except for per share data)

Net income                                               $   628       $   582         $   200      $  192
Add: Interest revenue
fromm assumed purchased
of goverment securities,
net of tax                                                     -            14               -          10
                                                         --------      ---------       ----------   ------

Adjusted net income for
fully diluted shares                                    $    628        $  596         $   200      $  202
                                                        =========    ==========    ============  ==========
Weighted average number
of common shares
outstanding                                            2,596,830     1,217,669       2,899,204   1,218,378
Dilutive stock
equivalents                                               82,044       124,039          42,003     170,786
                                                        ---------   ------------  ------------   -----------
                                                       2,678,874     1,341,708       2,941,207   1,389,164
                                                        ---------   ------------  ------------   -----------
Earnings per share of
common and equivalent
shares                                                 $     .24    $      .44      $      .07    $    .15
                                                        ============ ==========  =============  ==========


   (1) Computed using the Treasury Stock Aggregate Method modified for the 20% limitation.