Form 10-K
period 1997-12-31
COMMUNITY CAPITAL CORP /SC/
filed 1998-03-31
CIK 832847

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1997

                         Commission file number: 0-18460

                          COMMUNITY CAPITAL CORPORATION
             (Exact name of Registrant as specified in its charter)

        South Carolina                                      57-0866395
-------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

      109 Montague Avenue
   Greenwood, South Carolina                                  29646
-------------------------------                        -------------------
     (Address of principal
      executive offices)                                    (Zip Code)

Registrant's telephone number, including area code:  (864) 941-8200

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       Name of Each Exchange
Title of Each Class                                      On Which Reported
-------------------                                    ---------------------

Common Stock, par value $1.00 per share                  American Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of voting stock held by non-affiliates of the Registrant on March 23, 1998 was approximately $46,829,278 based upon the last sale price reported for such date on the American Stock Exchange. On that date, the number of shares outstanding of the Registrant's common stock, $1.00 par value, was 2,924,034.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement in connection with its 1998 Annual Meeting of Stockholders (Part III).

                                     PART I

Item 1. Business.

General

            Community Capital Corporation (the "Company") is a multi-bank holding company headquartered in Greenwood, South Carolina. The Company was incorporated under the laws of the State of South Carolina on April 8, 1988 as a holding company for Greenwood Bank & Trust (the "Greenwood Bank") which opened in 1989.

            The Company was formed principally in response to perceived opportunities resulting from takeovers of several South Carolina-based banks by large southeastern regional bank holding companies. In many cases, when these consolidations occur, local boards of directors are dissolved and local management is relocated or terminated. The Company believes this situation creates favorable opportunities for new community banks with local management and local directors. Management believes that such banks can be successful in attracting individuals and small to medium-sized businesses as customers who wish to conduct business with a locally owned and managed institution that demonstrates an active interest in their business and personal financial affairs.

            In 1994, the Company made the strategic decision to expand beyond the Greenwood County area by creating an organization of independently managed community banks that serve their respective local markets but which share a common vision and benefit from the strength, resources and economies of a larger institution. In 1995, the Company opened Clemson Bank & Trust (the "Clemson Bank") in Clemson, South Carolina. In 1997, the Company opened the Bank of Barnwell County (the "Barnwell Bank"), The Bank of Belton (the "Belton Bank") and The Bank of Newberry County (the "Newberry Bank," and collectively with the Barnwell Bank and the Belton Bank, the "New Banks"). Each of these five community banks (collectively, the "Banks") operates as a wholly-owned subsidiary of the Company and engages in a general commercial banking business, emphasizing the banking needs of individuals and small to medium-sized businesses in each Bank's primary service area. The Belton Bank, the Greenwood Bank and the Newberry Bank are state chartered Federal Reserve member banks, while the Barnwell Bank and the Clemson Bank are state chartered nonmember banks.

            The Company formed Community Trust Services Company in the fourth quarter of 1997 as a wholly-owned subsidiary to perform trust services for the Banks.

Formation of New Banks in 1997

            On February 28, 1997, the Barnwell Bank was formed in Barnwell, South Carolina through the Company's acquisition of all of the common stock of the Barnwell Bank using $7.5 million of the proceeds from the Company's February 11, 1997 public offering of common stock (the "Offering").

            On March 25, 1997, the Belton Bank was formed in Belton, South Carolina through the Company's acquisition of all of the common stock of the Belton Bank using $3.5 million of the proceeds from the Offering.

            On July 10, 1997, the Newberry Bank was formed in Newberry, South Carolina through the Company's acquisition of all of the common stock of the Newberry Bank using $3.3 million of the proceeds from the Offering.

Branch Acquisitions

            On April 7, 1997, the Barnwell Bank acquired certain assets and assumed certain deposits and other liabilities associated with five bank branches formerly owned by Carolina First Bank ("Carolina First") and located in the communities of Barnwell, Blackville, Salley, Springfield and Williston, South Carolina. Included in the assets acquired were certain loans associated with the Carolina First branches, as well as the real property owned or leased by Carolina First for the operation of such branches, and related furniture, equipment and other fixed operating assets.

            On February 25, 1998, the Belton Bank and the Clemson Bank each entered into Purchase and Assumption Agreements to acquire certain assets and deposits associated with three branch offices of Carolina First. The Clemson

Bank will acquire a branch located in Abbeville County, South Carolina which has approximately $5,000,000 in deposits and $600,000 in loans (unaudited). The Belton Bank will acquire two branches in Anderson County, South Carolina which have approximately $39,000,000 in deposits and $1,500,000 in loans (unaudited).

Market Areas

            The Greenwood Bank has three banking locations, two of which are located in Greenwood, South Carolina and the other is located in Ninety Six, South Carolina. The Greenwood Bank has entered into an agreement with The Palmetto Bank for the sale of substantially all of the assets associated with the Ninety Six branch. This sale is expected to close in the second quarter of 1998. See "Managements's Discussion and Analysis of Financial Position and Results of Operations - Liquidity Management and Capital Resources."

            The Clemson Bank has one banking location in Clemson, South Carolina; the Barnwell Bank has six banking locations in Aiken, Barnwell and Orangeburg Counties, South Carolina; the Belton Bank has one banking location in Belton, South Carolina; and the Newberry Bank has one banking location in Newberry, South Carolina.


            The following table sets forth certain information concerning the Banks at December 31, 1997:

                                 Number of         Total           Total          Total
Bank                             Locations         Assets          Loans        Deposits
----                             ---------         ------          -----        --------
                                                  (Dollars in thousands)
Barnwell Bank.................        6           $77,546        $39,065         $59,832
Belton Bank...................        1            16,472         11,015          12,946
Clemson Bank..................        1            28,259         16,773          20,654
Greenwood Bank................        3           109,702         77,964          81,459
Newberry Bank.................        1            16,241          5,120          12,946

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

            The Banks also offer trust and related fiduciary services which are administered by the Company's wholly-owned subsidiary, Community Trust Services Company. Discount securities brokerage services are available through a third-party brokerage service which has contracted with Community Financial Services, Inc., a wholly-owned subsidiary of the Greenwood Bank.

            The Company performs data processing functions for the Banks upon terms that the managements of the Banks believe is competitive with those offered by unaffiliated third-party service bureaus. The Company also administers certain operating functions for the Banks where cost savings can be achieved. Included in such operations are regulatory compliance, personnel, and internal audit functions. The Company's costs associated with the performance of such services are allocated between the Banks based on each Bank's total assets.

Lending Activities

            General. Through the Banks, the Company offers a range of lending services, including real estate, consumer, and commercial loans, to individuals and small business and other organizations that are located in or conduct a substantial portion of their business in the Banks' market areas. The Company's total loans at December 31, 1997, were $149 million, or 65.6% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, availability of funds, and government regulations. The Company has no foreign loans or loans for highly leveraged transactions.

            The Company's primary focus has been on commercial and installment lending to individuals and small to medium-sized businesses in its market areas, as well as residential mortgage loans. These loans totaled approximately
$77 million, and constituted approximately 51.7% of the Company's loan portfolio, at December 31, 1997.

            The following table sets forth the composition of the Company's loan portfolio for each of the five years in the period ended December 31, 1997.

                                Loan Composition
                             (Dollars in thousands)

                                                                        December 31,
                                         ------------------------------------------------------------------------
                                                1993           1994           1995           1996           1997
                                                ----           ----           ----           ----           ----
Commercial, financial and agricultural         23.94%         24.19%         21.12%         19.05%         24.19%
Real estate:
   Construction ......................         25.89          11.68          13.42          12.37           8.61
   Mortgage:
      Residential ....................         25.22          29.62          35.62          39.13          27.48
      Commercial(1) ..................         16.81          26.57          22.45          21.87          21.81
Consumer and other ...................          8.14           7.94           7.39           7.58          17.91
                                         -----------    -----------    -----------    -----------    -----------
         Total loans .................        100.00%        100.00%        100.00%        100.00%        100.00%
                                         ===========    ===========    ===========    ===========    ===========
         Total loans (dollars) .......   $    44,634    $    50,565    $    63,204    $    80,546    $   149,127
                                         ===========    ===========    ===========    ===========    ===========

----------

(1) The majority of these loans are made to operating businesses where real property has been taken as additional collateral.

            Loan Approval. Certain credit risks are inherent in the loan making process. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. The Company attempts to minimize loan losses through various means and uses standardized underwriting criteria. These means include the use of policies and procedures including officer and customer lending limits, and loans in excess of certain limits must be approved by the Board of Directors of the relevant Banks.

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

            Each of the Banks faces increased competition from both federally-chartered and state-chartered financial and thrift institutions, as well as credit unions, consumer finance companies, insurance companies and other institutions in the Banks' respective market areas. Some of these competitors are not subject to the same degree of regulation and restriction imposed upon the Banks. Many of these competitors also have broader geographic markets and substantially greater resources and lending limits than the Banks and offer certain services that the Banks do not currently provide. In addition, many of these competitors have numerous branch offices located throughout the extended market areas of the Banks that the Company believes may provide these competitors with an advantage in geographic convenience that the Banks do not have at present. Such competitors may also be in a position to make more effective use of media advertising, support services, and electronic technology than can the Banks.

            Currently there are two other commercial banks, one savings institution and one credit union operating in the Barnwell Bank's primary service areas; three other commercial banks, one savings institution and no credit unions operating in the Belton Bank's primary service area; three other commercial banks, one savings institution, and one credit union operating in the Clemson Bank's primary service area; five other commercial banks, two savings institutions, and seven credit unions operating in the Greenwood Bank's primary service area; and six other commercial banks, one savings institution, and one credit union operating in the Newberry Bank's primary service area.

Employees

            The Company currently has twenty-three full-time employees and three part-time employees, the Barnwell Bank has thirty-four full-time employees and four part-time employees, the Belton Bank has six full-time employees and one part-time employee, the Clemson Bank has eight full-time employees and one part-time employee, the Greenwood Bank has thirty-nine full-time employees and two part-time employees, and the Newberry Bank has eight full-time employees and one part-time employee. Community Trust Services Company has two full-time employees.

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

            The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") have significantly changed the commercial banking industry through, among other things, revising and limiting the types and amounts of investment authority, significantly increasing minimum regulatory capital requirements, and broadening the scope and power of federal bank and thrift regulators over financial institutions and affiliated persons in order to protect the deposit insurance funds and depositors. These laws, and the resulting implementing regulations, have subjected the Banks and the Company to extensive regulation, supervision and examination by the Federal Reserve System and the FDIC. This change has resulted in increased administrative, professional and compensation expenses in complying with a substantially increased number of new regulations and policies. The regulatory structure created by these laws gives the regulatory authorities extensive authority in connection with their supervisory and enforcement activities and examination policies.

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

The Company

            The Company is a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956, as amended (the "BHCA"), and the South Carolina Banking and Branching Efficiency Act of 1996, as amended (the "South Carolina Act"). The Company is registered with both the Federal Reserve System and the South Carolina State Board of Financial Institutions (the "State Board"). The Company is required to file with both of these agencies annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to the supervision of, and to regular examinations by, these agencies. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before (i) it or any of its subsidiaries (other than a bank) acquires substantially all of the assets of any bank, (ii) it acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank, or (iii) it merges or consolidates with any other bank holding company. Under the South Carolina Act, it is unlawful without the prior approval of the State Board for any South Carolina bank holding company (i) to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or any other bank holding company,
(ii) to acquire all or substantially all of the assets of a bank or any other bank holding company, or (iii) to merge or consolidate with any other bank holding company.

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

The Banks

            The operations of the Belton Bank, the Greenwood Bank and the Newberry Bank are subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the State Board, the Federal Reserve System, and the FDIC. As South Carolina-chartered banking corporations with FDIC deposit insurance, the Clemson Bank and the Barnwell Bank are also subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the State Board and the FDIC. The State Board and the FDIC regulate or monitor all areas of the Banks' respective operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices.

            The Federal Reserve System and the FDIC also require the Banks to maintain certain capital ratios (see "Federal Capital Regulations"), and the provisions of the Federal Reserve Act require the Belton Bank, the Greenwood Bank and the Newberry Bank to observe certain restrictions on any extensions of credit to the Company, or with certain exceptions, other affiliates, on investments in the stock or other securities of other banks, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, or the providing of any property or service. The regulatory requirements to which the Banks are subject also set forth various conditions regarding the eligibility and qualification of their directors and officers.

Dividends

            Although the Company is not presently subject to any direct legal or regulatory restrictions on dividends (other than the South Carolina state business corporation law requirements that dividends may be paid only if such payment would not render the Company insolvent or unable to meet its obligations as they come due), the Company's ability to pay cash dividends will depend primarily upon the amount of dividends paid by each of the Banks and any other subsequently acquired entities. The Banks are subject to regulatory restrictions on the payment of dividends, including the prohibition of payment of dividends from each Bank's capital. All dividends of the Banks must be paid out of the respective undivided profits then on hand, after deducting expenses, including losses and bad debts. In addition, as a member of the Federal Reserve System, each of the Belton Bank, the Greenwood Bank and the Newberry Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of such bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend) and the approval of the Federal Reserve Board is required if the total of all dividends declared by any of the Belton Bank, the Greenwood Bank or the Newberry Bank in any calendar year exceeds the total of its net profits for that year combined with that Bank's retained net profits for the preceding two years, less any required transfers to surplus. The Banks are subject to various other federal and state regulatory restrictions on the payment of dividends, including receipt of the approval of the South Carolina Commissioner of Banking prior to paying dividends to the Company.

FIRREA

            FIRREA has had a significant impact on the operations of all financial institutions, including the Banks. FIRREA, among other things, abolished the Federal Savings and Loan Insurance Corporation and established two new insurance funds under the jurisdiction of the FDIC: the Savings Association Fund and the Bank Insurance Fund (see "FDIC Regulations"). FIRREA also imposed, with certain exceptions, a "cross guaranty" on the part of commonly controlled depository institutions such as the Banks. Under this provision, if one depository institution subsidiary of a multi-bank holding company fails or requires FDIC assistance, the FDIC may assess a commonly controlled depository institution for the estimated losses suffered by the FDIC. Consequently, each of the Banks is subject to assessment by the FDIC related to any loss suffered by the FDIC arising out of the operations of the other Banks. The FDIC's claim is junior to the claims of nonaffiliated depositors, holders of secured liabilities, general creditors and subordinated creditors but is superior to the claims of shareholders.

FDIC Regulations

            The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Deposits in the Banks are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules), and the FDIC maintains an insurance fund for commercial banks with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. The Banks pay premiums to the FDIC on their deposits. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions, including the Banks. Under the 1993 rule, a depository institution pays to the FDIC a premium of from $0.00 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. During 1997, each Bank's assessment rate was $500 per quarter for insured deposits.

Federal Capital Regulations

            In an effort to achieve a measure of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, pursuant to the provisions of the FDICIA, the Federal Reserve Board, the FDIC, and other federal banking agencies have adopted risk-based capital adequacy guidelines for banking organizations insured by the FDIC, including each of the Banks. These guidelines redefine traditional capital ratios to take into account assessments of risks related to each balance sheet category, as well as off-balance sheet financing activities. The guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, less goodwill and other adjustments. Tier 2 capital consists of mandatory convertible, subordinated and other qualifying term debt, preferred stock not qualifying for Tier 1, and the allowance for credit losses up to 1.25% of risk-weighted assets. Under the guidelines, institutions must maintain a specified minimum ratio of "qualifying" capital to risk-weighted assets. At least 50% of an institution's qualifying capital must be "core" or "Tier 1" capital, and the balance may be "supplementary" or "Tier 2" capital. The guidelines imposed on the Company and the Banks include a minimum leverage ratio standard of capital adequacy. The leverage standard requires top-rated institutions to maintain a minimum Tier 1 capital to assets ratio of 3%, with institutions receiving less than the highest rating required to maintain a minimum ratio of 4% or greater, based upon their particular circumstances and risk profiles. As of December 31, 1997, the guidelines required achievement of a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%.

            Each of the Company's and Bank's leverage and risk-based capital ratios at December 31, 1997, exceeded their respective fully phased-in minimum requirements.

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

            The 1994 Act also removed substantially all of the existing prohibitions on interstate branching by banks. Since June 1, 1997, a bank operating in any state has been entitled to establish one or more branches within any other state without, as formerly required, the establishment of a separate banking structure within the other state. Interstate branching was allowed earlier than the automatic phase-in date of June 1, 1997, as long as the legislatures of both states involved had adopted statutes expressly permitting such branching to take place at an earlier date.

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

Advisory Note Regarding Forward-Looking Statements

            Certain of the statements contained in this PART I, Item 1 (Business) and in PART II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations.

            Factors which could cause actual results to differ from expectations include, among other things, the challenges, costs and complications associated with the continued development of the New Banks as start-up operations with no history of operating profits; the ability of the Company to effectively integrate and staff the operations of the New Banks as well as the operations allocated to the base of deposits acquired in connection with branch acquisitions; the ability of the Company to retain and deploy in a timely manner the cash associated with branch acquisitions into assets with satisfactory yields and credit risk profiles; the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of the Company; the Company's dependence on senior management; competition from existing financial institutions operating in the Company's market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks and more comprehensive services; the potential adverse impact on net income of rapidly declining interest rates; adverse changes in the general economic conditions in the geographic markets served by the Company; the challenges and uncertainties in the implementation of the Company's expansion and development strategies; the potential negative effects of future legislation affecting financial institutions; and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Item 2. Properties.

            The Company and the Greenwood Bank own approximately two acres of land comprised of several parcels in Greenwood, South Carolina. The Company's executive offices are located at 302A Montague Street, Greenwood, South Carolina on land owned by the Company. The Greenwood Bank's executive offices and primary banking location are in an approximately 8,200 square foot building located at 109 Montague Street in Greenwood on land owned by the Greenwood Bank. The Greenwood Bank also operates a branch location of approximately 2,400 square feet on Greenwood's Highway 72 by-pass. The land and building housing this branch are leased by the Greenwood Bank from Robert C. Coleman, a director of the Company and the Greenwood Bank. The Greenwood Bank's branch in Ninety Six is located on approximately two-thirds of an acre of land in Ninety-Six, South Carolina which the Company leases from John W. Drummond, a director of the Company and the Greenwood Bank. The Greenwood

Bank owns an approximately 715 square foot building located on such leased land. As noted in "Item 1. Business," substantially all of the assets of the Ninety Six branch, including the Company's leasehold interest, are expected to be sold or otherwise transferred to The Palmetto Bank in the second quarter of 1998.

            The Barnwell Bank operates out of an approximately 2,900 square foot building located on a quarter acre parcel at 1810 Main Street in Barnwell, South Carolina. The land and building are owned by the Barnwell Bank. The Barnwell Bank also operates five branches located in Aiken, Barnwell and Orangeburg Counties in South Carolina. Of the six banking locations of the Barnwell Bank, one is leased from a third party and five are owned by the Barnwell Bank.

            The Belton Bank operates out of an approximately 1600 square foot building located on approximately five areas of land at 711 Anderson Street in Belton, South Carolina. The land is owned by the Belton Bank and the building is leased by the Belton Bank from the Company.

            The Clemson Bank operates out of an approximately 9,100 square foot building located on approximately one and one-half acres of land at 528 Old Greenville Highway in Clemson, South Carolina. The land and building are owned by the Clemson Bank.

            The Newberry Bank operates out of an approximately 2,000 square foot building located on approximately two acres of land on Johnston Street in Newberry, South Carolina. The land is owned by the Newberry Bank and the building is leased from an unrelated third party.

Item 3. Legal Proceedings.

            None.

Item 4. Submission of Matters to a Vote of Security Holders.

            None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

            The common stock of the Company (the "Common Stock") commenced trading on the American Stock Exchange on February 11, 1997 under the symbol "CYL". Although prior to such listing the Common Stock was quoted on the OTC Bulletin Board, trading and quotations of the Common Stock were limited and sporadic. Management is not aware of the prices at which all shares of Common Stock traded prior to its listing on the American Stock Exchange. The range of prices known to management prior to February 11, 1997 were $11.00 to $15.00 in 1997 and $10.00 to $13.00 in 1996. The table below reflects the high and low sales price per share for the Common Stock reported on the American Stock Exchange for the periods indicated.

Year   Quarter                            High      Low

1997   Fourth ......................... $15.00   $13.75
       Third  .........................  14.75    12.00
       Second .........................  12.88    11.12
       First (from February 11, 1997)..  12.25    11.00

            As of March 23, 1998, there were 2,924,034 shares of Common Stock outstanding held by approximately 1,357 shareholders of record.

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

            During the fiscal year ended December 31, 1997, the Company sold an aggregate of 14,519 shares of Common Stock to its employee stock ownership plan without registration under the Securities Act of 1933, as amended (the "1933 Act"). The following sets forth the dates and amounts of such sales:

                        Date               Shares     Proceeds
                        ----               ------     --------

                   March 1, 1997            3,924   $43,164.00
                   April 1, 1997              793     9,020.38
                   May 1, 1997              2,090    24,035.00
                   June 1, 1997               706     8,825.00
                   July 1, 1997             1,792    21,616.00
                   August 1, 1997             478     6,692.00
                   September 1, 1997          880    11,660.00
                   October 1, 1997          1,388    20,473.00
                   November 1, 1997         1,528    21,201.00
                   December 1, 1997           940    13,512.50


In each case, all of the shares were sold at the quoted market price at the time of sale and were issued pursuant to the exemption from registration contained in
Section 4(2) of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that the purchaser was given and had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication . The Company did not sell any other equity securities during the fiscal year ended December 31, 1997 which were not registered under the 1933 Act.

Item 6. Selected Financial Data

            The following selected consolidated financial data for the five years ended December 31, 1997 are derived from the consolidated financial statements and other data of the Company. The consolidated financial statements for the years ended December 31, 1993 through 1997, were audited by Tourville, Simpson & Henderson, independent auditors. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, including the accompanying notes, included elsewhere herein.

-----------------------------------------------------------------------------------------------------------------
Year Ended December 31, (Dollars in thousands)        1997          1996         1995          1994          1993
-----------------------------------------------------------------------------------------------------------------
Income Statement Data:
  Interest income                                $  14,443     $   8,201    $   6,217     $   4,403     $   3,834
  Interest expense                                   7,172         4,006        2,948         1,693         1,600
                                                 ---------     ---------    ---------     ---------     ---------
  Net interest income                                7,271         4,195        3,269         2,710         2,234
  Provision for loan losses                            608           187          112            14            80
                                                 ---------     ---------    ---------     ---------     ---------
  Net interest income after provision for
            loan losses                              6,663         4,008        3,157         2,696         2,154
  Net securities gains (losses)                         (1)           17          (22)          (79)           22
  Noninterest income                                 1,572         1,122          729           530           714
  Noninterest expense                                7,248         4,141        3,069         2,261         2,121
                                                 ---------     ---------    ---------     ---------     ---------
  Income before income taxes and
            accounting change                          986         1,006          795           886           769
  Applicable income taxes                              220           300          261           301           256
                                                 ---------     ---------    ---------     ---------     ---------
  Income before accounting change                      766           706          534           585           513
  Accounting change                                     --            --           --            --            47
                                                 ---------     ---------    ---------     ---------     ---------
  Net income                                     $     766     $     706    $     534     $     585     $     560
                                                 =========     =========    =========     =========     =========
Balance Sheet Data:
  Assets                                         $ 248,861     $ 115,959    $  96,100     $  65,071     $  58,970
  Earning assets                                   227,372       106,770       89,233        59,269        54,978
  Securities (1)                                    77,480        25,479       23,699         8,704         9,036
  Loans (2)                                        149,127        80,546       63,204        50,565        44,634
  Allowance for loan losses                          1,531           837          671           581           567
  Deposits                                         186,861        89,862       73,138        49,146        45,992
  Federal Home Loan Bank advances                   16,350         4,889        6,244         5,925         6,756
  Shareholders' equity                              31,928        13,556       12,932         6,079         5,420
Per Share Data (3):
  Basic earnings per share (3)                   $    0.29     $    0.58    $    0.58     $    0.94     $    0.83
  Diluted earnings per share (3)                      0.28          0.55         0.53          0.90          0.83
  Book value (period end) (4)                        10.99         11.12        10.68          9.62          8.80
  Tangible book value (period end) (4)                9.92         11.08        10.64          9.58          8.71
Performance Ratios:
  Return on average assets                            0.40%         0.67%        0.68%         0.97%         1.03%
  Return on average equity                            2.68          5.41         5.69         10.17         10.94
  Net interest margin (5)                             4.16          4.29         4.49          4.78          4.39
  Efficiency (6)                                     81.96         77.28        76.78         69.81         71.95
Asset Quality Ratios:
  Allowance for loan losses to period
    end loans                                         1.03%         1.04%        1.06%         1.15%         1.27%
  Net charge-offs to average loans                    0.15          0.03         0.03            --          0.03
  Nonperforming assets to period end loans and
    foreclosed property (2) (7)                       0.63          0.23         0.02          0.04          0.40
Capital and Liquidity Ratios:
  Average equity to average assets                   14.92%        12.37%       11.99%         9.46%         9.39%
  Leverage (4.00% required minimum)                  12.08         11.62        13.21          9.42          9.10
  Risk-based capital
    Tier I                                           17.65         15.58        18.46         11.04         10.89
    Total                                            18.61         16.54        19.41         12.09         12.04
  Average loans to average deposits                  76.78         88.06        93.03         98.21         90.52
-----------------------------------------------------------------------------------------------------------------

1) Securities held to maturity are stated at amortized cost, and securities available for sale are stated at fair value.

2)  Loans are stated net of unearned income, before allowance for loan losses.

3) All share and per share data have been adjusted to reflect the 5% Common Stock dividends in September 1993, April 1994, August 1995, and May 1996. Basic earnings per share and diluted earnings per share have been restated for the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" as of December 31, 1997.

4)  Excludes the effect of any outstanding stock options.

5)  Net interest income dividend by average earning assets.

6) Noninterest expense divided by the sum of net interest income and noninterest income, net of gains and losses on sales of assets.

7) Nonperforming loans and nonperforming assets do not include loans past due 90 days or more that are still accruing interest.

Quarterly Operating Results

                                                     1997 Quarter ended                          1996 Quarter ended
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except per share)    Dec. 31   Sept. 30    June 30   March 31    Dec. 31   Sept. 30    June 30   March 31
-------------------------------------------------------------------------------------------------------------------------------
Net interest income                       $  2,127   $  2,005   $  1,875   $  1,264   $  1,112   $  1,083   $  1,044   $    956
Provision for loan losses                      276        108        136         88         64         18         55         50
Noninterest income                             487        417        404        263        239        289        316        295
Noninterest expense                          2,184      2,093      1,773      1,198      1,183      1,059        993        906
Net income                                     138        200        269        159        124        192        204        186
Basic earnings per share                      0.05       0.07       0.09       0.08       0.10       0.16       0.17       0.15
Diluted earnings per share                    0.05       0.07       0.09       0.08       0.10       0.15       0.16       0.14
-------------------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion should be read in conjunction with the preceding "Selected Financial Data" and the Company's Financial Statements and the Notes thereto and the other financial data included elsewhere in this Annual Report. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report.

General

            As a one-bank holding company for the Greenwood Bank, the Company grew from approximately $21.5 million in assets, $11.7 million in loans, $16.6 million in deposits, and $4.6 million in shareholders' equity at December 31, 1989, to approximately $65.1 million in assets, $50.6 million in loans, $49.1 million in deposits, and $6.1 million in shareholders' equity at December 31, 1994. The opening of the Clemson Bank in June 1995 resulted in a year-over-year decrease of the Company's earnings per share for the year ended December 31, 1995. The Clemson Bank became profitable in September 1996, and at December 31, 1996, the Company had approximately $116.0 million in assets, $80.5 million in loans, $89.9 million in deposits, and $13.6 million in shareholders' equity. Due to the acquisitions of the New Banks and the Carolina First Branches and net proceeds from the Offering, the Company has grown to $248.9 million in assets, $149.1 million in loans, $186.9 million in deposits, and $31.9 million in shareholders' equity at December 31, 1997. The start-up expenditures associated with the New Banks, including the time and expense required to attract customers, deposits, and earning assets, and an increase in the number of outstanding shares of common stock from the Offering, have resulted in a year-over-year decrease in the Company's earnings per share.

            Management has emphasized maintaining strong asset quality through a credit underwriting and review system which includes both bank level and centralized controls. Over the five-year period ended December 31, 1997, the Company had an average net charge-off ratio of 0.07%. At December 31, 1997, nonperforming assets as a percentage of total loans was 0.63%.

            During 1996, the Company made the decision to acquire and capitalize the three New Banks. To capitalize the New Banks, the Company sold 1,665,000 shares of its common stock in the Offering, resulting in net proceeds of $16.9 million. Of the net proceeds, the Company used $7.2 million to capitalize the Barnwell Bank, $3.5 million to capitalize the Belton Bank, and $3.3 million to capitalize the Newberry Bank. In accordance with the agreements with the organizers of the New Banks and subject to the New Banks being opened, the Company agreed to include organizational and preopening costs in the initial capitalization of the New Banks. The goodwill associated with the acquisitions totaled $826,000 and is being amortized over a five-year period on a straight-line basis.

            On April 7, 1997, the Barnwell Bank acquired net loans (including accrued interest receivable) of approximately $14.9 and premises and equipment of approximately $2.0 million and assumed deposits (including accrued interest payable) of approximately $55.1 million of five branches located in Aiken, Barnwell and Orangeburg Counties, South Carolina from Carolina First Bank (the "Carolina First Branches"). In connection with the purchase of the Carolina First Branches, the Barnwell Bank paid a premium of $2.5 million which is being amortized over a fifteen-year period on a straight-line basis.

            During 1997, the Company experienced dilution of its return on equity and earnings per share due to the increased number of shares of common stock from the Offering, expenses incurred in connection with the acquisition and opening of the New Banks, and losses incurred by the Belton Bank and the Newberry Bank. Tangible book value per share was also negatively affected by the intangibles associated with the acquisition of the Carolina First Branches and the New Banks. The Company believes that the dilution of earnings per share, return on equity, and tangible book value per share will be outweighed by the long-term benefits and shareholder value the Company expects to derive from the purchase of the New Banks and the acquisition of the Carolina First Branches. However, there can be no assurance that the Company will be able to achieve these goals.

            On February 25, 1998, the Clemson Bank and the Belton Bank entered into Purchase and Assumption Agreements with Carolina First Bank whereby the Belton Bank will acquire certain assets and assume deposits of two branch offices of Carolina First Bank in Anderson County, South Carolina and the Clemson Bank will acquire certain assets and assume deposits of a branch office in Calhoun Falls, South Carolina. The Belton Bank and the Clemson Bank will each pay a premium to Carolina First Bank equal to 6.5% of the deposits other than certificates of deposit greater than or equal to $100,000 assumed on the date of closing. The Company anticipates that the total deposits will be approximately $40 million and the loans will be approximately $5 million based on the unaudited balances at December 31, 1997.

Results of Operations

            Year ended December 31, 1997, compared with year ended December 31, 1996

            Net interest income increased $3.1 million, or 73.3%, to $7.3 million in 1997 from $4.2 million in 1996. The increase in net interest income was due primarily to an increase in average earning assets. Average earning assets increased $77.1 million, or 78.9%, due to investable proceeds from the Offering, the acquisition and opening of the New Banks, and the acquisition of the Carolina First Branches.

            The Company's net interest spread and net interest margin were 3.35% and 4.16%, respectively, in 1997 compared to 3.44% and 4.29% in 1996. The decreases in the net interest spread and net interest margin were primarily the result of the growth in the volume of investment securities, traditionally lower yielding assets than loans, as a percentage of average earning assets. Proceeds from the Offering and net cash received from the acquisition of the Carolina First Branches were invested in debt securities until the Company is able to shift the funds to loans to achieve the Company's targeted loan-to-deposit ratio and maximize earnings.

            The provision for loan losses was $608,000 in 1997 compared to $187,000 in 1996. The increase in the provision was primarily the result of the growth in the loan portfolio from the acquisition and opening of the New Banks and the Banks' efforts to maintain their respective allowances for loan losses at levels sufficient to cover known and inherent losses in their loan portfolios.

            Noninterest income increased $432,000, or 37.9%, to $1.6 million in 1997 from $1.1 million in 1996, primarily attributable to increased service charges on deposit accounts and increased fees from mortgage loan originations. The increase in service charges on deposit accounts was attributable to the increase in the number of deposit accounts from acquisitions during the year and the growth of the New Banks. Due to the continued low mortgage lending rates, the Company was able to originate mortgage loans for qualified borrowers and sell them to investors under pre-existing commitments or originate loans which the Company did not fund. Income from the origination of mortgage loans was $271,000 in 1997 compared to $207,000 in 1996.

            Noninterest expense increased $3.1 million, or 75.0%, to $7.2 million in 1997 from $4.1 million in 1996. The primary component of noninterest expense is salaries and benefits, which increased $1.4 million, or 69.8%, to $3.3 million in 1997 from $2.0 million in 1996. The increase is attributable to an increase in the number of employees due to the acquisitions of the New Banks and the creation during 1997 of Community Trust Services Company which provides trust services for the Banks. Other categories of expenses increased due to the acquisitions of the New Banks and the Carolina First Branches. Net occupancy expense was $479,000 in 1997 compared to $287,000 in 1996, and furniture and equipment expense was $771,000 in 1997 compared to $305,000 in 1996. The Company recorded amortization of intangible assets related to the acquisitions of $246,000 in 1997 compared to only $14,000 in 1996. The Company's efficiency ratio was 81.96% in 1997 compared to 77.28% in 1996.

            Net income increased $60,000, or 8.5%, to $766,000 in 1997 from $706,000 in 1996. The increase in net income was due primarily to increases in net interest income due to asset growth from acquisitions. Return on average assets during 1997 was 0.40% compared to 0.67% during 1996, and return on average equity was 2.68% during 1997 compared to 5.41% during 1996.

            Year ended December 31, 1996, compared with year ended December 31, 1995

            Net interest income increased $926,000, or 28.3%, to $4.2 million in 1996 from $3.3 million in 1995. The increase in net interest income was due primarily to an increase in average earning assets. Average earning assets increased $24.9 million, or 34.2%, primarily as a result of the opening of the Clemson Bank in June 1995, the opening of a new Greenwood Bank branch in February 1995, and the continuing growth of the Greenwood Bank.

            The Company's net interest spread and net interest margin were 3.44% and 4.29%, respectively, in 1996 as compared to 3.62% and 4.49% in 1995. The decrease in the net interest spread and the net interest margin was primarily the result of the growth in the volume of investment securities as a percentage of average earning assets in order to improve liquidity and lower the loans-to-assets ratio.

            The provision for loan losses was $187,000 in 1996 compared to $112,000 in 1995. The increase in the provision was primarily the result of general growth in the Company's loan portfolio. The Company experienced net charge-offs of $21,000 in 1996, resulting in a ratio of net charge-offs to average loans of 0.03%.

            Noninterest income increased $432,000, or 61.1%, to $1.1 million in 1996 from $707,000 in 1995, primarily attributable to increased service charges on deposit accounts, increased fees from mortgage loan originations, and increased commissions on sales of mutual funds. In 1996, the Company's mortgage loan origination fees increased due to the decrease in mortgage lending rates.

            Noninterest expense increased $1.1 million, or 34.9%, to $4.1 million in 1996 from $3.1 million in 1995. The primary component of noninterest expense is salaries and benefits, which increased $549,000, or 38.9%, to $2.0 million in 1996 from $1.4 million in 1995. The increase is primarily attributable to an increase in the number of employees due to the opening in 1995 of the Clemson Bank and the Greenwood Bank's trust and mutual funds departments. The Company also hired additional employees in anticipation of opening the New Banks. Net occupancy expense for 1996 was $287,000, an increase of $105,000 compared to $182,000 in 1995, and furniture and equipment expense increased $65,000 to $305,000 in 1996 from $240,000 in 1995. The Company's efficiency ratio in 1996 was 77.28% compared to 76.78% in 1995.

            Net income increased $172,000, or 32.2%, to $706,000 in 1996 from $534,000 in 1995. The increase in net income was due primarily to increases in net interest income and noninterest income. Return on average assets during 1996 was 0.67% compared to 0.68% during 1995, and return on average equity was 5.41% during 1996 compared to 5.69% during 1995.

Net Interest Income

            General. The largest component of the Company's net income is its net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the yields earned on the Company's interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents the Company's net interest margin.

            Average Balances, Income Expenses and Rates. The following tables set forth, for the periods indicated, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses and Rates

------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                        1997                            1996                            1995
------------------------------------------------------------------------------------------------------------------------------
                                  Average     Income/  Yield/     Average     Income/  Yield/     Average     Income/  Yield/
(Dollars in thousands)            Balance     Expense    Rate     Balance     Expense    Rate     Balance     Expense    Rate
------------------------------------------------------------------------------------------------------------------------------
Assets:
Earning Assets
  Loans (1)                     $ 113,080   $  10,604    9.38%  $  71,298   $   6,622    9.29%  $  55,018   $   5,146    9.35%
  Securities, taxable (2)          45,871       3,026    6.60      17,195       1,112    6.47      10,953         723    6.60
  Securities, nontaxable            9,056         441    4.87       5,993         290    4.84       3,466         171    4.93
  Nonmarketable equity
   securities                       2,751         133    4.83       1,724          87    5.05       1,630          70    4.29
  Funds sold and other              4,074         239    5.87       1,538          90    5.85       1,777         107    6.02
                                ---------   ---------           ---------   ---------           ---------   ---------
       Total earning assets       174,832      14,443    8.26      97,748       8,201    8.39      72,844       6,217    8.53
                                ---------   ---------           ---------   ---------           ---------   ---------
Cash and due from banks             5,231                           3,080                           2,758
Premises and equipment              6,883                           3,408                           2,288
Other assets                        5,818                           2,052                           1,016
Allowance for loan losses          (1,134)                           (746)                           (601)
                                ---------                       ---------                       ---------
       Total assets             $ 191,630                       $ 105,542                       $  78,305
                                =========                       =========                       =========
Liabilities:
Interest-Bearing Liabilities
  Interest-bearing transaction
   accounts                     $  22,482         547    2.43   $   7,719         151    1.96   $   6,136         113    1.84
  Savings deposits                 30,659       1,335    4.35      21,175         928    4.38      14,693         590    4.02
  Time deposits                    78,572       4,443    5.65      41,476       2,346    5.66      30,053       1,719    5.72
  Other short-term borrowings       5,326         318    5.97       5,070         283    5.58       2,479         145    5.85
  Federal Home Loan Bank
   advances                         8,968         529    5.90       5,436         298    5.48       6,655         381    5.73
                                ---------   ---------           ---------   ---------           ---------   ---------
       Total interest-bearing
            liabilities           146,007       7,172    4.91      80,876       4,006    4.95      60,016       2,948    4.91
                                ---------   ---------           ---------   ---------           ---------   ---------
Demand deposits                    15,567                          10,591                           8,258
Accrued interest and other
   liabilities                      1,471                           1,015                             643
Shareholders' equity               28,585                          13,060                           9,388
                                ---------                       ---------                       ---------
       Total liabilities and
       shareholders' equity     $ 191,630                       $ 105,542                       $  78,305
                                =========                       =========                       =========
Net interest spread                                      3.35%                           3.44%                           3.62%
Net interest income                         $   7,271                       $   4,195                       $   3,269
                                            =========                       =========                       =========
Net interest margin                                      4.16%                           4.29%                           4.49%

(1) The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.

(2) Average investment securities exclude the valuation allowance on securities available for sale.

            Analysis of Changes in Net Interest Income. The following tables set forth the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 1996 to 1997 and 1995 to 1996.

Analysis of Changes in Net Interest Income
-----------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                             1997 Compared With 1996                  1996 Compared With 1995
-----------------------------------------------------------------------------------------------------------------------------
                                                        Variance Due to                           Variance Due to
(Dollars in thousands)                      Volume (1)     Rate (1)         Total    Volume (1)      Rate (1)         Total
-----------------------------------------------------------------------------------------------------------------------------
Earning Assets
    Loans                                   $    3,917    $       65     $    3,982  $    1,512     $      (36)    $    1,476
    Securities, taxable                          1,892            22          1,914         404            (15            389
    Securities, nontaxable                         149             2            151         122             (3)           119
    Nonmarketable equity securities                 50            (4)            46           4             13)            17
    Funds sold and other                           149            --            149         (14)            (3)           (17)
                                            ----------    ----------     ----------  ----------     ----------     ----------
       Total interest income                     6,157            85          6,242       2,028            (44)         1,984
                                            ----------    ----------     ----------  ----------     ----------     ----------
Interest-Bearing Liabilities
    Interest-bearing deposits:
     Interest-bearing transaction accounts         351            45            396          31              7             38
     Savings and market rate investments           413            (6)           407         280             58            338
      Certificates and other time deposits       2,098            (1)         2,097         646            (19)           627
                                            ----------    ----------     ----------  ----------     ----------     ----------
       Total interest-bearing deposits           2,862            38          2,900         957             46          1,003
    Other short-term borrowings                     14            21             35         145             (7)           138
    Federal Home Loan Bank advances                207            24            231         (68)           (15)           (83)
                                            ----------    ----------     ----------  ----------     ----------     ----------
       Total interest expense                    3,083            83          3,166       1,034             24          1,058
                                            ----------    ----------     ----------  ----------     ----------     ----------
       Net interest income                  $    3,074    $        2     $    3,076  $      994     $      (68)    $      926
                                            ==========    ==========     ==========  ==========     ==========     ==========

(1) Volume-rate changes have been allocated to each category based on the percentage of the total change.

      Interest Sensitivity. The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The principal monitoring technique employed by the Company is the measurement of the Company's interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

      The following table sets forth the Company's interest rate sensitivity at December 31, 1997.

Interest Sensitivity Analysis
---------------------------------------------------------------------------------------------------------------------------------
                                                                 After One     After Three                Greater Than
                                                    Within        Through        Through                    One Year
                                                      One          Three         Twelve       Within         or Non-
December 31, 1997 (Dollars in thousands)             Month         Months        Months      One Year       sensitive      Total
---------------------------------------------------------------------------------------------------------------------------------
Assets
  Earning Assets
    Loans (1)                                      $ 59,399      $ 11,524      $ 23,229      $  94,152      $ 54,297     $148,449
    Securities                                          300           581         3,141          4,022        73,458       77,480
    Funds sold and other                                765            --            --            765            --          765
                                                   --------      --------      --------      ---------      --------     --------
      Total earning assets                           60,464        12,105        26,370         98,939       127,755      226,694
                                                   --------      --------      --------      ---------      --------     --------
Liabilities
  Interest-bearing liabilities
    Interest-bearing deposits
      Demand deposits                                30,562            --            --         30,562            --       30,562
      Savings deposits                               35,939            --            --         35,939            --       35,939
      Time deposits                                   9,043        22,514        60,455         92,012         8,888      100,900
                                                   --------      --------      --------      ---------      --------     --------
      Total interest-bearing deposits                75,544        22,514        60,455        158,513         8,888      167,401
    Other short-term borrowings                      11,943            --            --         11,943            --       11,943
    Federal Home Loan Bank advances                   6,900           650         6,400         13,950         2,400       16,350
                                                   --------      --------      --------      ---------      --------     --------
      Total interest-bearing liabilities             94,387        23,164        66,855        184,406        11,288      195,694
                                                   --------      --------      --------      ---------      --------     --------
Period gap                                         $(33,923)     $(11,059)     $(40,485)     $ (85,467)     $116,467
                                                   ========      ========      ========      =========      ========
Cumulative gap                                     $(33,923)     $(44,982)     $(85,467)     $ (85,467)     $ 31,000
                                                   ========      ========      ========      =========      ========
Ratio of cumulative gap to total earning assets      (14.96)%      (19.84)%       37.70%         37.70%        13.67%
---------------------------------------------------------------------------------------------------------------------------------

(1) Excludes nonaccrual loans.

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

      The Company's allowance for loan losses is based upon judgements and assumptions of risk elements in the portfolio, future economic conditions and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, charge-offs, and general and economic conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of the Company's monitoring and analysis system are also reviewed periodically by the banking regulators and the Company's independent auditors.

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

Allowance for Loan Losses
-----------------------------------------------------------------------------------------------------------------------
Year Ended December 31, (Dollars in thousands)                   1997        1996         1995        1994        1993
-----------------------------------------------------------------------------------------------------------------------
Total loans outstanding at end of period, net of unearned
  income                                                       $149,127     $80,546     $63,204     $50,565     $44,634
                                                               ========     =======     =======     =======     =======
Average loans outstanding, net of unearned income              $113,080     $71,298     $55,018     $46,305     $39,641
                                                               ========     =======     =======     =======     =======
Balance of allowance for loan losses at beginning of period    $    837     $   671     $   581     $   567     $   500
Allowance for loan losses from acquisitions                         255          --          --          --          --
Loan losses:
    Commercial, financial and agricultural                           92          --          17          --           5
    Real estate - mortgage                                            9          --          --          --          --
    Consumer                                                         68          21           4           4          12
                                                               --------     -------     -------     -------     -------
      Total loan losses                                             169          21          21           4          17
                                                               --------     -------     -------     -------     -------
Recoveries of previous loan losses:
    Commercial, financial and agricultural                           --          --          --          --          --
    Real estate - mortgage                                           --          --          --          --          --
    Consumer                                                         --          --          --           4           4
                                                               --------     -------     -------     -------     -------
      Total recoveries                                               --          --          --           4           4
                                                               --------     -------     -------     -------     -------
Net loan losses                                                     169          21          21          --          13
Provision for loan losses                                           608         187         112          14          80
                                                               --------     -------     -------     -------     -------
Balance of allowance for loan losses at end of period          $  1,531     $   837     $   671     $   581     $   567
                                                               ========     =======     =======     =======     =======
Allowance for loan losses to period end loans                      1.03%       1.04%       1.06%       1.15%       1.27%
Net charge-offs to average loans                                   0.15        0.03        0.03          --        0.03
-----------------------------------------------------------------------------------------------------------------------

      Nonperforming Assets. The following table sets forth the Company's nonperforming assets for the dates indicated.

Nonperforming Assets
------------------------------------------------------------------------------------------------------------------------------
December 31, (Dollars in thousands)                                  1997        1996         1995         1994        1993
------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                 $       678  $      186   $       13  $         3  $      179
Restructured or impaired loans                                             -           -            -            -           -
                                                                 ------------ -----------  ----------- ------------ ----------
    Total nonperforming loans                                            678         186           13            3         179
Other real estate owned                                                  262           -            -           19           -
                                                                 ------------ -----------  ----------- ------------ ----------
    Total nonperforming assets                                   $       940  $      186   $       13  $        22  $      179
                                                                 ============ ===========  =========== ============ ==========
Loans 90 days or more past due and still accruing interest       $        84  $       54   $       60  $        39  $        -
Nonperforming assets to period end loans and
  foreclosed property                                                   0.63%       0.23%        0.02%        0.04%       0.40%
------------------------------------------------------------------------------------------------------------------------------

      Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from current earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual writedown or charge-off of the principal balance of the loan which would necessitate additional charges to earnings. For all periods presented, the additional interest income, which would have been recognized into earnings if the Company's nonaccrual loans had been current in accordance with their original terms, is immaterial.

      Total nonperforming assets increased $754,000 to $940,000 at December 31, 1997, from $186,000 at December 31, 1996. This increase was primarily due to the foreclosure on a piece of other real estate valued at $262,000 and one customer owing $450,000 who was placed in nonaccrual status in December 1997. Nonperforming assets were 0.63% of total loans and foreclosed property at December 31, 1997. The allowance for loan losses to period end nonperforming assets was 162.87% at December 31, 1997.

      Potential Problem Loans. At December 31, 1997, through their internal review mechanisms, the Banks had identified $2.2 million of criticized loans and $2.9 million of classified loans. The results of this internal review process are the primary determining factor in management's assessment of the adequacy of the allowance for loan losses.

Noninterest Income and Expense

      Noninterest Income. The largest component of noninterest income is service charges on deposit accounts, which totaled $842,000 in 1997, a 63.5% increase over the 1996 level of $515,000. The increase in service charges and other noninterest income was primarily attributable to an increase in the customer base due to the acquisitions of the New Banks and the Carolina First Branches.

      Salaries and employee benefits increased $1.3 million, or 69.8%, to $3.3 million in 1997 from $2.0 million in 1996, primarily as a result of an increase in the number of employees in order to staff the New Banks and the trust services company. The acquisitions of the New Banks and the Carolina First Branches also resulted in increases in all other categories of noninterest expense. The Company is amortizing the intangible assets associated with the acquisitions over periods ranging from five to fifteen years. During 1997, the Company recorded amortization expense of $246,000 compared to $14,000 in 1996. The factors above resulted in increases in net occupancy expense, furniture and equipment expense, and other operating expenses. The Company's efficiency ratio, which is noninterest expense as a percentage of the total of net interest income plus noninterest income, net of gains and losses on the sale of assets, was 81.96% in 1997 compared to 77.28% in 1996 and 76.78% in 1995.

           The following table sets forth, for the periods indicated, the principal components of noninterest income:

Noninterest Income
-----------------------------------------------------------------------------
Year Ended December 31, (Dollars in thousands)       1997       1996     1995
-----------------------------------------------------------------------------
Service charges on deposit accounts               $   842     $  515    $ 393
Residential mortgage origination fees                 271        207      115
Securities gains (losses)                              (1)        17      (22)
Fees from sales of mutual funds                        54        132       49
Other                                                 405        355      242
                                                  -------     ------    -----
           Total noninterest income               $ 1,571     $1,226    $ 777
                                                  =======     ======    =====
-----------------------------------------------------------------------------

      Noninterest Expense. The following table sets forth, for the periods indicated, the primary components of noninterest expense:

Noninterest Expense
------------------------------------------------------------------------------
Year Ended December 31, (Dollars in thousands)      1997       1996       1995
------------------------------------------------------------------------------
Salaries and employee benefits                    $3,329     $1,960     $1,411
Net occupancy expense                                479        287        182
Furniture and equipment expense                      771        305        240
Director and committee fees                          124        114         72
Amortization of intangibles and other assets         246         14         33
Data processing and supplies                         151        176        110
Mortgage loan department expense                      94         80         44
Banking assessments                                   44          3         59
Professional fees                                    205        132        116
Postage and freight and carriers                     200        117         90
Supplies                                             451        228        186
Credit card expenses                                 120         94         65
Telephone expenses                                   214         74         51
Other                                                820        557        410
                                                  ------     ------     ------
           Total noninterest expense              $7,248     $4,141     $3,069
                                                  ======     ======     ======
Efficiency ratio                                   81.96%     77.28%     76.78%
------------------------------------------------------------------------------

Earning Assets

      Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $113.1 million in 1997 compared to $71.3 million in 1996, an increase of $41.8 million, or 58.6%. At December 31, 1997, total loans were $149.1 million compared to $80.5 million at December 31, 1996.

      The increase in loans during 1997 was primarily due to the new markets created by the acquisition of the New Banks and the purchase of approximately $15.0 million in loans from the acquisition of the Carolina First Branches by the Barnwell Bank. The Banks have also actively sought opportunities to participate in loans originated by other financial institutions. The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights the Company's general emphasis on mortgage lending.

Composition of Loan Portfolio
----------------------------------------------------------------------------------------------------------------------------------
December 31,                     1997                   1996                  1995                 1994               1993
----------------------------------------------------------------------------------------------------------------------------------
                                      Percent               Percent               Percent              Percent             Percent
(Dollars in thousands)     Amount     of Total    Amount    of Total    Amount    of Total   Amount    of Total  Amount   of Total
----------------------------------------------------------------------------------------------------------------------------------
Commercial, financial
   and agricultural       $ 36,079     24.19%    $15,348     19.05%    $13,349     21.12%   $12,231    24.19%   $10,684     23.94%
Real estate
   Construction             12,838      8.61       9,962     12.37       8,483     13.42      5,906     11.68    11,556     25.89
   Mortgage-residential     40,977     27.48      31,519     39.13      22,515     35.62     14,978     29.62    11,258     25.22

Mortgage-nonresidential     32,518     21.81      17,616     21.87      14,190     22.45     13,436     26.57     7,504     16.81
Consumer                    25,747     17.27       5,947      7.38       4,591      7.27      3,953      7.82     3,585      8.03
Other                          968      0.64         154      0.20          76      0.12         61      0.12        47      0.11
                          --------     -----     -------     -----     -------     -----    -------    -----    -------     -----
   Total loans             149,127    100.00%     80,546    100.00%     63,204    100.00%    50,565    100.00%   44,634    100.00%
                                      ======                ======                ======               ======              ======
Allowance for loan losses   (1,531)                 (837)                 (671)                (581)               (567)
                          --------               -------               -------              -------             -------
   Net loans              $147,596               $79,709               $62,533              $49,984             $44,067
                          ========               =======               =======              =======             =======
----------------------------------------------------------------------------------------------------------------------------------

      The principal component of the Company's loan portfolio is real estate mortgage loans. At December 31, 1997, this category totaled $73.5 million and represented 49.3% of the total loan portfolio, compared to $49.1 million, or 61.0%, at December 31, 1996.

      In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. It is common practice for financial institutions in the Company's market areas to obtain a security interest in real estate, whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.

      Residential mortgage loans, which is the largest category of the Company's loans, increased $9.5 million, or 30.0%, to $41.0 million at December 31, 1997, from $31.5 million at December 31, 1996. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, increased $14.9 million, or 84.6%, to $32.5 million at December 31, 1997, from $17.6 million at December 31, 1996. This increase in real estate lending was attributable to the new markets in the local communities of the New Banks, the continued demand for residential and commercial real estate loans in the Greenwood market, and loan growth at the Clemson Bank. The Banks have been able to compete favorably for residential mortgage loans with other financial institutions by offering fixed rate products having three and five year call provisions.

      Commercial, financial and agricultural loans increased $20.7 million, or 135.1%, to $36.1 million at December 31, 1997, from $15.3 million at December 31, 1996. This increase was primarily attributable to the Company, particularly the New Banks, actively seeking participation loans from unrelated financial institutions. Management believes that these participation loans do not have more credit risk than other loans and provide a greater return than investment securities.

      Consumer loans increased $19.8 million, or 332.9%, to $25.7 million at December 31, 1997, from $5.9 million at December 31, 1996. The growth in consumer loans is primarily attributable to overall growth in the Company's loan portfolio due to new markets created by the acquisitions. The Barnwell Bank and the Belton Bank are in more rural areas, which typically have more consumer loans as a percentage of the loan portfolio.

      The Company's loan portfolio reflects the diversity of its markets. The home office and branch offices of the Greenwood Bank are located in Greenwood County, South Carolina. The economy of Greenwood contains elements of medium and light manufacturing, higher education, regional healthcare, and distribution facilities. The Clemson Bank moved into its permanent facility in Clemson, South Carolina during 1997. Due to its proximity to a major interstate highway and Clemson University, a state-supported university, management expects the area to remain stable with continued growth. The Belton Bank and the Barnwell Bank are in more rural areas and will have a higher concentration of consumer loans with fewer opportunities for commercial lending. The Newberry Bank is located in Newberry County, South Carolina and is in close proximity to an interstate highway. The diversity of the economy creates opportunities for all types of lending. The Company does not engage in foreign lending.

      The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Company. The following table sets forth the Company's loans maturing within specified intervals at December 31, 1997.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates
-------------------------------------------------------------------------------------------------
                                                          Over One Year
                                              One Year        Through       Over Five
December 31, 1997 (Dollars in thousands)       or Less      Five Years        Years        Total
-------------------------------------------------------------------------------------------------
Commercial, financial and agricultural     $    19,181     $    15,778    $    1,120    $  36,079
Real estate                                     35,582          34,925        15,826       86,333
Consumer and other                               7,345          16,594         2,776       26,715
Loans maturing after one year with:
           Fixed interest rates                                                         $  58,671
           Floating interest rates                                                         28,348
                                                                                        ---------
                                                                                        $  87,019
                                                                                        =========

      The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and repricing structure of the loan portfolio shown on the above table.

      Investment Securities. The investment securities portfolio is a significant component of the Company's total earning assets. Total securities averaged $57.7 million in 1997, compared to $24.9 million in 1996 and $16.05 million in 1995. At December 31, 1997, the total securities portfolio was $77.5 million. Securities designated as available for sale totaled $73.6 million and were recorded at estimated fair market value, and securities designated as held to maturity totaled $675,000 and were recorded at amortized cost. The securities portfolio also includes nonmarketable equity securities totaling $3.2 million which are carried at cost because they are not readily marketable or have no quoted market value. These include investment in Federal Reserve Bank stock and Federal Home Loan Bank stock and the stock of four unrelated financial institutions.. The increase in the portfolio during 1997 was primarily due to the investment of proceeds from the Offering and from the acquisition of the Carolina First Branches in debt securities.

      The following table sets forth the book value of the securities held by the Company at the dates indicated.

Book Value of Securities
-----------------------------------------------------------------------
December 31, (Dollars in thousands)         1997       1996       1995
-----------------------------------------------------------------------
U.S. Treasury                             $13,467    $ 6,420    $ 5,952
U.S. government agencies                   46,236     11,150     11,546
State, county and municipal securities     13,573      5,367      4,550
Mortgage-backed securities                    273        343        398
Nonmarketable equity securities             3,224      2,199      1,252
                                          -------    -------    -------
           Total securities               $76,773    $25,479    $23,698
                                          =======    =======    =======
-----------------------------------------------------------------------

      The following table sets forth the scheduled maturities and average yields of securities held at December 31, 1997.

Investment Securities Maturity Distribution and Yields

--------------------------------------------------------------------------------------------------------------------
                                                               After One But       After Five But
                                             Within One         Within Five          Within Ten
December 31, 1997 (Dollars in thousands)        Year               Years                Years        After Ten Years
--------------------------------------------------------------------------------------------------------------------
                                          Amount     Yield    Amount     Yield    Amount    Yield    Amount    Yield
--------------------------------------------------------------------------------------------------------------------
U.S. Treasury                             $2,841     6.06%   $10,746     6.27%   $    --             $   --         %
U.S. government agencies                     699     5.77     22,051     6.83     23,464     7.19       300    10.35
State and political subdivisions (2)         482     6.76      2,301     6.85      1,453     7.52     9,641     8.26
                                          -------            -------             -------             ------
           Total (1)                      $4,022     6.09%   $35,098     6.66%   $24,917     7.21%   $9,941     8.32%
                                          =======            =======             =======             ======

(1) Excludes mortgage-backed securities totaling $278,000 with a yield of 6.813% and nonmarketable equity securities.

(2) The yield on state and political subdivisions is presented on a tax equivalent basis using a federal income tax rate of 34%.

      Other attributes of the securities portfolio, including yields and maturities, are discussed above in "---Net Interest Income--- Interest Sensitivity."

      Short-Term Investments. Short-term investments, which consist primarily of federal funds sold and interest-bearing deposits with other banks, averaged $4.1 million in 1997, compared to $1.5 million in 1996 and $1.8 million in 1995. At December 31, 1996, short-term investments totaled $765,000. These funds are a source of the Banks' liquidity. Federal funds are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

      Average interest-bearing liabilities increased $65.1 million, or 80.5%, to $146.0 million in 1997, from $80.9 million in 1996. Average interest-bearing deposits increased $61.3 million, or 87.1%, to $131.7 million in 1997, from $70.4 million in 1996. These increases resulted from increases in most categories of interest-bearing liabilities, primarily as a result of the acquisition of the New Banks and the approximately $55 million of deposits transferred upon the acquisition of the Carolina First Branches.

      Deposits. Average total deposits increased $66.3 million, or 81.9%, to $147.3 million during 1997, from $81.0 million during 1996. At December 31, 1997, total deposits were $186.9 million compared to $89.9 million a year earlier, an increase of 107.9%.

      The following table sets forth the deposits of the Company by category at the dates indicated.

Deposits
-----------------------------------------------------------------------------------------------------------------------------------
December 31                    1997                  1996                  1995                 1994                   1993
-----------------------------------------------------------------------------------------------------------------------------------
                                   Percent               Percent               Percent              Percent               Percent
(Dollars in thousands)   Amount  of Deposits  Amount   of Deposits  Amount   of Deposits  Amount  of Deposits   Amount  of Deposits
                       ------------------------------------------------------------------------------------------------------------
Demand deposit
    accounts           $ 19,460     10.41%    $12,226     13.61%    $ 9,447     12.92%    $ 6,968    14.18%     $4,974     10.81%
NOW accounts             30,562     16.36       8,296      9.23       8,028     10.98       7,158    14.56       5,050     10.98
Money market
    accounts             20,812     11.14      14,035     15.62       9,498     12.98       4,815     9.80       5,679     12.35
Savings accounts         15,127      8.09       8,681      9.66       7,922     10.83       6,818    13.87       6,360     13.83
Time deposits less
    than $100,000        73,827     39.51      34,745     38.66      26,161     35.77      15,893    32.34      15,503     33.71
Time deposits of
    $100,000 or over     27,073     14.49      11,879     13.22      12,082     16.52       7,494    15.25       8,426     18.32
                       --------    ------     -------    ------     -------    ------     -------   ------     -------    ------
Total deposits         $186,861    100.00%    $89,862    100.00%    $73,138    100.00%    $49,146   100.00%    $45,992    100.00%
                       ========    ======     =======    ======     =======    ======     =======   ======     =======    ======
-----------------------------------------------------------------------------------------------------------------------------------

      Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits increased $81.8 million in 1997 due to the acquisitions by the Company.

      Deposits, and particularly core deposits, have historically been the Company's primary source of funding and have enabled the Company to meet successfully both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The Company's loan-to-deposit ratio was 79.8% at December 31, 1997, and 89.6% at the end of 1996, and the ratio averaged 76.7% during 1997. The maturity distribution of the Company's time deposits over $100,000 at December 31, 1997, is set forth in the following table.

Maturities of Certificates of Deposit of $100,000 or More
----------------------------------------------------------------------------------------------------------
                                                            After Three    After Six
                                                 Within       Through       Through     After
                                                 Three          Six         Twelve      Twelve
                                                 Months       Months        Months      Months     Total
                                               -----------  ----------     ---------    --------  ---------
Certificates of deposit of $100,000 or more     $11,930       $6,312        $7,668      $1,163    $27,073
----------------------------------------------------------------------------------------------------------

      Approximately 44.1% of the Company's time deposits over $100,000 had scheduled maturities within three months and 67.4% had maturities within six months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Company does not solicit brokered deposits.

      Borrowed Funds. Borrowed funds consist primarily of short-term borrowings in the form of federal funds purchased from correspondent banks, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank.

      Average short-term borrowings were $5.3 million in 1997, an increase of $200,000 from 1996. Average Federal Home Loan Bank advances during 1997 were $9.0 million compared to $5.4 million during 1996, an increase of $3.6 million. Advances from the Federal Home Loan Bank are collateralized by $1.6 million of debt securities of U.S. Government agencies, one-to-four family residential mortgage loans, and the Company's investment in Federal Home Loan Bank stock. At December 31, 1997, borrowings from the Federal Home Loan Bank were $16.4 million compared to $4.9 million a year earlier. Although management expects to continue using short-term borrowing and Federal Home Loan Bank advances as secondary funding sources, core deposits will continue to be the Company's primary funding source.

      Long-term Debt. Of the $16.4 million advances from the Federal Home Loan Bank outstanding at December 31, 1997, $2.4 million will mature after one year.

      Capital

      The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Federal Reserve guidelines contain an exemption from the capital requirements for bank holding companies with less than $150 million in consolidated assets. Prior to the Offering, the Company had less than $150 million in assets and, consequently, was not subject to these rules. Following the Offering and the acquisition of the Carolina First Branches, however, the Company had assets in excess of $150 million, and the Federal Reserve's requirements applied to the Company. Tier I capital of the Company consists of common shareholders' equity, excluding the unrealized gain(loss) on available-for-sale securities, minus intangible assets. The Company's Tier 2 capital consists of general reserve for loan losses subject to certain limitations. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier I and Tier 2 capital. The regulatory minimum requirements are 4% for Tier I and 8% for total risk-based capital.

      The holding company and banking subsidiaries are also required to maintain capital at a minimum level based on average total assets (as defined), which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum.

The Company exceeded the Federal Reserve's fully phased-in regulatory capital ratios at December 31, 1997, 1996 and 1995, as set forth in the following table.

Analysis of Capital
-------------------------------------------------------------------------------------------------------------------
December 31, (Dollars in thousands)                                        1997            1996           1995
-------------------------------------------------------------------------------------------------------------------
Tier I capital                                                         $      28,341  $       13,474  $      12,693
Tier 2 capital                                                                 1,531             837            671
                                                                       -------------  --------------  -------------
           Total qualifying capital                                    $      29,872  $       14,311  $      13,364
                                                                       =============  ==============  =============
Risk-adjusted total assets (including off-balance sheet exposures)     $     160,538  $       86,512  $      68,743
                                                                       =============  ==============  =============
Tier 1 risk-based capital ratio                                                17.65%          15.58%         18.46%
Total risk-based capital ratio                                                 18.61           16.54          19.41
Tier 1 leverage ratio                                                          12.08           11.62          13.21
-------------------------------------------------------------------------------------------------------------------

      Each of the Banks is required to maintain risk-based and leverage ratios similar to those required for the Company. Each of the Banks exceeded these regulatory capital ratios at December 31, 1997, as set forth in the following table.

Bank Capital Ratios
------------------------------------------------------------------------
                                  Tier 1          Total
                                  Risk-           Risk-          Tier 1
December 31, 1997                 Based           Based         Leverage
------------------------------------------------------------------------
The Greenwood Bank                10.76%          11.71%          8.16%
The Clemson Bank                  18.53           19.72          12.22
The Barnwell Bank                 13.03           13.85           8.19
The Belton Bank                   34.77           35.97          22.00
The Newberry Bank                 37.76           38.68          18.90
------------------------------------------------------------------------

      The Banks are expected to maintain capital ratios that exceed their regulatory minimum requirements. The Company has verbally committed to the state Commissioner of Banking to maintain the percentage of Tier 1 capital (as defined by the commissioner) to total assets at the New Banks at a minimum of 8.00%

      The Clemson Bank and the Belton Bank have entered into agreements with Carolina First Bank to acquire three of its branch offices. The purchase of the branches and the intangible assets resulting from the purchase will lower the capital ratios of the two banks. The Company will be required to infuse additional capital into the Belton Bank. See "Liquidity Management and Capital Resources" for additional information.

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

      Net proceeds from the Offering and cash received upon the acquisition of the Carolina First Branches improved the overall liquidity of the Company. The funds were primarily invested in securities which the Company has designated as available for sale. As a result, the Company's loans-to-assets ratio and loans-to-funds ratio decreased. The loans-to-assets ratio at December 31, 1997 was 59.9% compared to 69.5% at December 31, 1996, and the loans-to-funds ratio at December 31, 1997 was 69.3% compared to 79.3% at December 31, 1996. The amount of advances from the Federal Home Loan Bank increased approximately $11.5 million from the December 31, 1996 balance of approximately $4.9 million. Management expects to continue using these advances as a source of funding. Additionally, the Company has approximately $11.9 million of unused lines of credit for federal funds purchases. The Company also has approximately $73.6 million of securities available for sale as a source of liquidity.

      The Company depends on dividends from the Banks as its primary source of liquidity. The ability of the Banks to pay dividends is subject to general regulatory restrictions which may, but are not expected to, have a material impact on the liquidity available to the Company. Generally, banks are not allowed to pay dividends unless the retained earnings are in a positive position. Accordingly, management does not expect the New Banks to be able to pay cash in the form of dividends to its parent company in the near future. The Company does not plan to pay cash dividends for the near term. The Company has paid stock dividends in September 1993, April 1994, August 1995, and May 1996 and may do so in the future.

      The net proceeds of the Offering were adequate for the initial capitalization of each New Bank and for capital injections at the Barnwell Bank and the Greenwood Bank to comply with capital requirements of the State Board resulting from the growth of the banks. The State Board could require the Company to increase the capitalization of any of the Banks. In such event, the Company would likely fund the increased capitalization through the proceeds remaining from the Offering, from dividends from the Banks (to the extent available), through loans from the Company's banking subsidiaries (subject to regulatory limits and regulatory approval) or through loans from third parties (subject to obtaining regulatory approval).

      The Greenwood Bank has entered into a Purchase and Assumption Agreement dated November 20, 1997 with The Palmetto Bank to sell certain assets, specifically overdraft protection loans, and assign and transfer the deposits of its branch in Ninety Six, South Carolina. The Company anticipates that the sale of the branch will occur during the second quarter of 1998. In order to pay The Palmetto Bank for the net liabilities assumed, the Greenwood Bank will sell investments from its portfolio of securities available for sale. As of December 31, 1997, the overdraft protection loans of the Ninety Six branch were $158,000 and the deposits were $4.3 million. The volume of loans and deposits at December 31, 1997 may change considerably prior to the closing date.

      On February 25, 1998, the Clemson Bank and the Belton Bank each entered into Purchase and Assumption Agreements to acquire certain assets and assume deposits of three branch offices of Carolina First Bank. The Clemson Bank will assume approximately $5.0 million (based on December 31, 1997 levels, unaudited) of deposits of the Calhoun Falls, South Carolina branch. The Belton Bank will assume approximately $40.0 million (based on December 31, 1997 levels, unaudited) of deposits of two branches located in Anderson County, South Carolina. The Clemson Bank's current capital structure will support the acquisition with no capital infusion by the Company. In contrast, the Company will have to inject capital in the Belton Bank in order for the Belton Bank to remain well-capitalized and to meet the minimum capital requirements of the State Board. Although the amount of additional capital needed for the Belton Bank can not be determined until the closing date, the Company expects the amount to range from $4.0 to $4.5 million. The Company expects to fund the additional capitalization through a combination of liquid assets of the parent, cash dividends from the Greenwood Bank, borrowings from the banking subsidiaries, and loans from a third party. The amount of each funding source has not yet been determined.

Accounting Rule Changes

      Earnings Per Share. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share," effective for years ending after December 15, 1997. SFAS 128 simplifies the standards for computing earnings per share and makes them comparable to international earning per share standards. It also requires the dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation.

      Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding for the period excluding the effects of any dilutive potential common shares. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under the Company's stock option plan is reflected in diluted earnings per share by the application of the treasury stock method.

      SFAS 128 became effective for the Company as of December 31, 1997. As required by SFAS 128, all prior period earnings per share data presented has been restated to conform with the provisions of the statement.

      Comprehensive Income. In June 1997, the FASB released SFAS 130, "Reporting Comprehensive Income." SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is the change in equity of a business during a period from transactions and other events and circumstances from nonowner sources and excludes investments by owners and distributions to owners. Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income includes, among other things, the change in the unrealized gain or loss on securities available for sale.

      This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

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

Industry Developments

      In February, 1998, the Supreme Court ruled that federal credit unions must limit its membership to employees of the company that sponsors it. Banking leaders throughout the country have argued that credit unions have an unfair competitive advantage because they do not pay income taxes and are not subject to the same level of regulatory oversight. The Supreme Court ruling applies only to federal credit unions. State-chartered credit unions were not directly affected by the ruling. The lower courts will determine whether current members who are not employed by the credit union sponsor will be forced to close their accounts. Management does not expect the ruling to have an immediate affect on the financial position or results of operations of the Company. The effects on future periods has not yet been determined.

The Year 2000

      During 1997, the Company commenced a year 2000 date conversion project to address all necessary code changes, testing and implementation. Failure to address the issue could result in computer applications which fail or create erroneous results by or at the year 2000. Bank regulators have established minimum guidelines for banks in addressing the Year 2000 issue. The regulators are monitoring the progress of banks in complying with these guidelines and have the option of taking regulatory action for banks which have not made satisfactory progress in addressing the year 2000 issue.

      The Company is utilizing both internal and external resources to identify, correct, and test the systems for the year 2000 compliance. The Company has contacted its primary processing vendors, and the vendors have developed plans to address processing of transactions in the year 2000. Management has not yet assessed the year 2000 compliance expense but does not expect it to have a material effect on the Company's earnings. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized over the software's useful life.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable, as the Company qualifies as a "small business issuer" under Regulation S-B promulgated by the Securities and Exchange Commission.

Item 8.     Financial Statements and Supplementary Data.

            The financial statements identified in Item 14 of this Report on Form 10-K are included herein on pages F-1 through F-30.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

                                    PART III

            Information called for by PART III (Items 10, 11, 12 and 13) of this Report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended December 31, 1997 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement.

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

                                          COMMUNITY CAPITAL CORPORATION



Dated: March 27, 1998                     By: /s/ WILLIAM G. STEVENS
                                              ----------------------------------
                                              William G. Stevens
                                              President and Chief Executive
                                              Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, Greenwood National Bancorporation, and in the capacities and on the dates indicated.

       Signature                     Title                       Date
       ---------                     -----                       ----

/s/ WILLIAM G. STEVENS        President (Principal          March 27, 1998
------------------------      Executive Officer) and
William G. Stevens            Director


/s/ JAMES H. STARK            Chief Financial               March 27, 1998
------------------------      Officer (Principal
James H. Stark                Financial and
                              Accounting Officer) and
                              Secretary


              *               Assistant Secretary and       March 27, 1998
------------------------      Director
Patricia C. Edmonds


               *              Director                      March 27, 1998
------------------------
David P. Allred, M.D.


               *              Director                      March 27, 1998
------------------------
Earl H. Bergen


               *              Director                      March 27, 1998
------------------------
Robert C. Coleman


               *              Director                      March 27, 1998
------------------------
John W. Drummond


               *              Director                      March 27, 1998
------------------------
James M. Horton


                *             Director                      March 27, 1998
------------------------
Wayne Q. Justesen, Jr.

                *             Director                      March 27, 1998
------------------------
Clinton C. Lemon, Jr.


                *             Director                      March 27, 1998
------------------------
James A. Lollis


                *             Director                      March 27, 1998
------------------------
Thomas C. Lynch, Jr.


                *             Director                      March 27, 1998
------------------------
Marshall L. Martin, Jr.


                *             Director                      March 27, 1998
------------------------
H. Edward Munnerlyn


                *             Director                      March 27, 1998
------------------------
George B. Park


                *             Director                      March 27, 1998
------------------------
Joseph H. Patrick, Jr.


                *             Director                      March 27, 1998
------------------------
Donna W. Robinson


                *             Director                      March 27, 1998
------------------------
George D. Rodgers


                *             Director                      March 27, 1998
------------------------
Charles J. Rogers


------------------------      Director                      March 27, 1998
Thomas F. Skelton


                *             Director                      March 27, 1998
------------------------
William F. Steadman


                *             Director                      March 27, 1998
------------------------
Lex D. Walters


*By: /s/ WILLIAM G. STEVENS                                 March 27, 1998
    ------------------------------
    (William G. Stevens) (As
    Attorney-in-Fact for each
    of the persons indicated)

                                  EXHIBIT INDEX


Exhibit
Number                             Description
------                             -----------

 3.1*       Articles of Incorporation of Registrant.

 3.2* Articles of Amendment to Articles of Incorporation of Registrant (re: Change of Name).

 3.3*       Bylaws of Registrant.

 4.1** Form of Common Stock Certificate. (The rights of security holders of the Registrant are set forth in the Registrant's Articles of Incorporation and Bylaws included as Exhibits 3.1 and 3.3, respectively.)

10.1*       Registrant's Stock Option Plan for employees (1988).

10.2 Registrant's Incentive Stock Option and Nonstatutory Stock Option Plan (1993) as Amended and Restated through April 15, 1996. (Incorporated by reference to Registrant's Definitive Proxy Statement for Annual Meeting of Shareholders held on May 20, 1996.)

10.3* Registrant's Executive Supplemental Income Plan (Summary) and form of Executive Supplemental Income Agreement.

10.4*       Registrant's Management Incentive Compensation Plans (Summary).

10.5* Lease Agreement dated July 8, 1994 between John W. Drummond and the Registrant.

10.6** Lease Agreement With Options dated June 11, 1996 between Robert C. Coleman and the Registrant.

10.7** Bank Development Agreement dated May 15, 1996 between the Registrant and the organizers of The Bank of Belton.

10.8** Bank Development Agreement dated September 9, 1996 between the Registrant and the organizers of The Bank of Newberry County (In Organization).

10.9** Bank Development Agreement dated November 18, 1996 between the Registrant and the organizers of The Bank of Barnwell County (In Organization).

10.10** Line of Credit dated June 5, 1996 between Greenwood Bank & Trust and the Belton Bank Group, a partnership of the organizers of The Bank of Belton (In Organization).

10.11** Line of Credit dated September 4, 1996 between Greenwood Bank & Trust and the Newberry Bank Group, a partnership of the organizers of The Bank of Newberry County (In Organization).

10.12** Line of Credit dated October 21, 1996 between Greenwood Bank & Trust and the Barnwell Bank Group, a partnership of the organizers of The Bank of Barnwell County (In Organization).

10.13*** Employment Contract dated November 19, 1987 between Greenwood National Bank and William G. Stevens. (Incorporated by reference to
            Exhibit 10.7 to Registrant's Form 10-K for the fiscal year ended December 31, 1995.)

10.14*** Employment and Option Agreement dated November 21, 1994 between Donna W. Robinson and the Registrant. (Incorporated by reference to Exhibit 10.8 to Registrant's Form 10-K for the fiscal year ended December 31, 1995.)

10.15**     Employment and Option Agreement dated December 5, 1996 between James
            A. Lollis and the Registrant.

10.16** Employment and Option Agreement dated December 5, 1996 between William F. Steadman and the Registrant.

10.17** Employment and Option Agreement dated December 5, 1996 between Marshall L. Martin, Jr. and the Registrant.

21.1        Subsidiaries of the Registrant.

24.1        Directors' Powers of Attorney.

27.1        Financial Data Schedule.

----------
* Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant's Form 10-K for the fiscal year ended December 31, 1995.

** Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant's Registration Statement on Form S-2 initially filed on December 20, 1996 (File No. 333-18457).

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY CAPITAL CORPORATION

Report of Independent Accountants............................................F-2

Consolidated Balance Sheets at December 31, 1996 and 1997....................F-3

Consolidated Statements of Operations for the Years Ended December 31,
 1995, 1996 and 1997.........................................................F-4

Consolidated Statements of Changes in Shareholders' Equity for the Years
ended December 31, 1995, 1996 and 1997.......................................F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
1995, 1996 and 1997..........................................................F-6

Notes to Consolidated Financial Statements...................................F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Community Capital Corporation
Greenwood, South Carolina

We have audited the accompanying consolidated balance sheets of Community Capital Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Capital Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                  TOURVILLE, SIMPSON & HENDERSON


Tourville, Simpson & Henderson
Columbia, South Carolina
February 4, 1998
(except for Note 25, as to which
the date is February 25, 1998)

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

ASSETS                                                                                  December 31,
                                                                                 ---------------------------
                                                                                     1997           1996
                                                                                 -----------     -----------
Cash and cash equivalents:
  Cash and due from banks....................................................... $     7,347     $     3,882
  Interest-bearing deposit accounts ............................................         415              45
  Federal funds sold............................................................         350             700
                                                                                 -----------     -----------
        Total cash and cash equivalents.........................................       8,112           4,627
                                                                                 -----------     -----------
Securities
  Available for sale............................................................      73,581          23,280
  Held to maturity (market value at December 31, 1997 was $ 675)................         675               -
  Nonmarketable equity securities...............................................       3,224           2,199
                                                                                 -----------     -----------
        Total securities........................................................      77,480          25,479
                                                                                 -----------     -----------

Loans receivable................................................................     149,127          80,546
  Less allowance for loan losses................................................      (1,531)           (837)
                                                                                 -----------     -----------
    Loans, net..................................................................     147,596          79,709
                                                                                 -----------     -----------

Premises and equipment, net.....................................................       8,293           3,523
Accrued interest receivable.....................................................       2,381           1,114
Intangible assets...............................................................       3,119              47
Other assets....................................................................       1,880           1,460
                                                                                 -----------     -----------

        Total assets............................................................ $   248,861     $   115,959
                                                                                 ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits:
  Non-interest bearing.......................................................... $    19,460     $    12,226
  Interest bearing..............................................................     167,401          77,636
                                                                                 -----------     -----------
        Total deposits..........................................................     186,861          89,862

Federal funds purchased and securities sold under agreements to repurchase......      11,943           6,783
Advances from the Federal Home Loan Bank........................................      16,350           4,889
Accrued interest payable........................................................       1,351             462
Other liabilities...............................................................         428             407
                                                                                 -----------     -----------
        Total liabilities.......................................................     216,933         102,403
                                                                                 -----------     -----------

Shareholders' equity:
Common stock, $1 par value; 10,000,000 shares authorized; 2,905,303 and
  1,219,109 shares issued and outstanding at
  December 31, 1997 and 1996, respectively......................................       2,905           1,219
Capital surplus.................................................................      27,492          12,004
Unrealized gain on securities available for sale, net...........................         467              35
Retained earnings ..............................................................       1,064             298
                                                                                 -----------     -----------
        Total shareholders' equity..............................................      31,928          13,556
                                                                                 -----------     -----------

        Total liabilities and shareholders' equity.............................. $   248,861     $   115,959
                                                                                 ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except for per share data)

                                                              Year ended December 31,
                                                          -------------------------------
                                                            1997        1996       1995
                                                          --------    --------   --------
Interest income:
  Loans, including fees ...............................   $ 10,604    $  6,622   $  5,146
  Securities, taxable .................................      3,026       1,112        723
  Securities, nontaxable ..............................        441         290        171
  Dividends ...........................................        133          87         70
  Federal funds sold and other ........................        239          90        107
                                                          --------    --------   --------
        Total interest income .........................     14,443       8,201      6,217
                                                          --------    --------   --------

Interest expense:
  Deposits ............................................      6,325       3,425      2,422
  Advances from the Federal Home Loan Bank ............        529         298        381
  Federal funds purchased and securities sold under
    agreements to repurchase ..........................        318         283        145
                                                          --------    --------   --------
         Total interest expense .......................      7,172       4,006      2,948
                                                          --------    --------   --------

Net interest income ...................................      7,271       4,195      3,269
Loan loss provision ...................................        608         187        112
                                                          --------    --------   --------
Net interest income after loan loss provision .........      6,663       4,008      3,157
                                                          --------    --------   --------

Other income:
  Service charges on deposit accounts .................        842         515        393
  Gain (loss) on sales of securities available for sale         (1)         17        (22)
  Residential mortgage origination fees ...............        271         207        115
  Commissions from sales of mutual funds ..............         54         132         49
  Other income ........................................        405         268        172
                                                          --------    --------   --------
        Total other income ............................      1,571       1,139        707
                                                          --------    --------   --------

Other expense:
  Salaries and employee benefits ......................      3,329       1,960      1,411
  Net occupancy expense ...............................        479         287        182
  Amortization of intangible assets ...................        246          14         33
  Furniture and equipment expense .....................        771         305        240
  Other operating expense .............................      2,423       1,575      1,203
                                                          --------    --------   --------
        Total other expense ...........................      7,248       4,141      3,069
                                                          --------    --------   --------

Income before income taxes ............................        986       1,006        795

Income tax provision ..................................        220         300        261
                                                          --------    --------   --------

Net income ............................................   $    766    $    706   $    534
                                                          ========    ========   ========

Basic earnings per share ..............................   $   0.29    $   0.58   $   0.58

Diluted earnings per share ............................       0.28        0.55       0.53

The accompanying notes are an integral part of the consolidated financial statements.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                               Unrealized
                                                             Gain (loss) on
                               Common Stock                    Securities
                          ---------------------    Capital      Available       Retained
                            Shares      Amount     Surplus    for Sale, net     Earnings      Total
                          ---------   ---------   ---------   -------------    ---------    ---------
December 31, 1994 .....     573,002   $     573   $   5,111     $     (77)     $     472    $   6,079
Net proceeds of stock
  offering ............     520,422         520       5,490            --             --        6,010
Sales of stock to ESOP        4,741           5          51            --             --           56
Stock options exercised         300          --           2            --             --            2
5% stock dividend .....      54,595          55         600            --           (659)          (4)
Change in fair value
  for the period ......          --          --          --           255             --          255
Net income ............          --          --          --            --            534          534
                          ---------   ---------   ---------     ---------      ---------    ---------
December 31, 1995 .....   1,153,060       1,153      11,254           178            347       12,932
Stock options exercised       8,558           9          60            --             --           69
5% stock dividend .....      57,491          57         690            --           (755)          (8)
Change in fair value
  for the period ......          --          --          --          (143)            --         (143)
Net income ............          --          --          --            --            706          706
                          ---------   ---------   ---------     ---------      ---------    ---------
December 31, 1996 .....   1,219,109       1,219      12,004            35            298       13,556
Net proceeds of stock
   offering ...........   1,665,000       1,665      15,281            --             --       16,946
Sales of stock to ESOP       14,519          14         166            --             --          180
Stock options exercised       6,675           7          41            --             --           48
Change in fair value
  for the period ......          --          --          --           432             --          432
Net income ............          --          --          --            --            766          766
                          ---------   ---------   ---------     ---------      ---------    ---------

December 31, 1997 .....   2,905,303   $   2,905   $  27,492     $     467      $   1,064    $  31,928
                          =========   =========   =========     =========      =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                   Year ended December 31,
                                                              --------------------------------
                                                                1997        1996        1995
                                                              --------    --------    --------
Cash flows from operating activities:
  Net income ..............................................   $    766    $    706    $    534
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization .........................      1,092         460         324
    Provision for loan losses .............................        608         187         112
    Deferred income tax benefit ...........................        (93)        (56)        (43)
    Amortization less accretion on securities .............         31          51          46
    Amortization of deferred loan fees and costs, net .....        216         134          84
    (Gain) loss on sale of securities available for sale ..          1         (17)         22
    Proceeds from sales of residential mortgages ..........      9,810       8,768       4,651
    Disbursements for residential mortgages held for sale .    (10,022)     (8,684)     (4,814)
    Increase in interest receivable .......................     (1,096)       (172)       (426)
    Increase in interest payable ..........................        431           9         180
    (Gain)loss on disposal of premises and equipment ......         (6)         32          --
    Increase in other assets ..............................        (87)       (333)       (267)
    Increase in other liabilities .........................         18         105          38
                                                              --------    --------    --------
     Net cash provided by operating activities ............      1,669       1,190         441
                                                              --------    --------    --------

Cash flows from investing activities:
  Net increase in loans made to customers .................    (55,759)    (17,581)    (12,582)
  Proceeds from sales of securities available for sale ....      3,996       4,512       1,975
  Proceeds from maturities of securities available for sale     10,588       3,603       1,527
  Purchases of securities available for sale ..............    (64,267)     (9,205)    (15,209)
  Proceeds from maturities of securities held to maturity .         --          --         100
  Purchases of securities held to maturity ................       (675)         --      (2,891)
  Purchases of nonmarketable equity securities ............     (1,025)       (947)       (166)
  Proceeds from sale of other real estate owned ...........         --          --          20
  Purchases of premises and equipment .....................     (3,030)     (1,713)       (997)
  Proceeds from disposals of premises and equipment .......         26         309          --
  Acquisition of branches .................................     35,761          --          --
                                                              --------    --------    --------
     Net cash used by investing activities ................    (74,385)    (21,022)    (28,223)
                                                              --------    --------    --------

Cash flows from financing activities:
  Net increase in demand and savings deposits .............     18,372       8,343       9,136
  Net increase in certificates of deposit .................     24,034       8,381      14,856
  Proceeds from advances from the Federal Home Loan Bank ..     18,100         700       1,900
  Repayments of advances from the Federal Home Loan Bank ..     (6,639)     (2,054)     (1,582)
  Proceeds from issuance of common stock ..................     16,946          --       6,010
  Proceeds from exercise of stock options .................         48          69           2
  Proceeds from stock sales to employee benefit plan ......        180          --          56
  Net increase (decrease) in federal funds purchased and
     securities sold under repurchase agreements ..........      5,160       3,749        (352)
  Cash paid in lieu of fractional shares ..................         --          (8)         (4)
                                                              --------    --------    --------
     Net cash provided by financing activities ............     76,201      19,180      30,022
                                                              --------    --------    --------

Net increase (decrease) in cash and cash equivalents ......      3,485        (652)      2,240
Cash and cash equivalents, beginning of year ..............      4,627       5,279       3,039
                                                              --------    --------    --------

Cash and cash equivalents, end of year ....................   $  8,112    $  4,627    $  5,279
                                                              ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            Basis of Presentation - The accompanying consolidated financial statements include the accounts of Community Capital Corporation (the "Company"), and its wholly-owned subsidiaries, Greenwood Bank & Trust (the "Greenwood Bank"), Clemson Bank & Trust (the "Clemson Bank"), The Bank of Barnwell County (the "Barnwell Bank"), The Bank of Belton (the "Belton Bank"), and The Bank of Newberry County (the "Newberry Bank"), collectively referred to as the "Banks", and Community Trust Services Company, formed in 1997. The Barnwell Bank, the Belton Bank, and the Newberry Bank (the "New Banks") were acquired and opened as subsidiaries by the Company in February, March, and July 1997, respectively (see Note 2). The Clemson Bank commenced operations in June 1995. These acquisitions were accounted for as purchases and are reflected in the Company's financial position and results of operations from the dates of acquisition.

            The Company and its subsidiaries provide a full range of financial services in their respective communities and geographic markets in South Carolina including accepting deposits, IRA plans, selling mutual funds, trust services, origination of home mortgage loans, and secured and unsecured loans for small businesses and individuals.

            The accounting and reporting policies of the Company reflect industry practices and conform to generally accepted accounting principles in all material respects. All significant intercompany accounts and transactions have been eliminated.

            Use of Estimates - In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates.

            Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including valuation allowances for impaired loans, the carrying amount of real estate acquired in connection with foreclosures or in satisfaction of loans, and the assumptions used in computing the fair value of stock options granted and the pro forma disclosures required by Statement of Financial Accounting Standards No. 123. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

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

            Securities Available for Sale - Securities available for sale by the Company are carried at amortized cost and adjusted to estimated market value by recording the aggregate unrealized gain or loss in a valuation account. Management does not actively trade securities classified as available for sale. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis in the security. Generally, amortization of premiums and accretion of discounts are charged or credited to earnings on a straight-line basis over the life of the securities. The adjusted cost basis of securities available for sale is determined by specific identification and is used in computing the gain or loss from a sales transaction.

            Securities Held to Maturity - Securities held to maturity are those securities which management has the intent and the Company has the ability to hold until maturity. Securities held to maturity are carried at cost and adjusted for amortization of premiums and accretion of discounts, both computed by the straight-line method. Reductions in market value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

            Nonmarketable Equity Securities - Nonmarketable equity securities include the costs of the Banks' investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank. The stocks have no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required for state-chartered member banks. Investment in Federal Home Loan Bank stock is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to secure the borrowings. At December 31, 1997 and 1996, the investment in Federal Reserve Bank stock was $349,500 and $150,000, respectively. At December 31, 1997 and 1996, the investment in Federal Home Loan Bank stock was $1,544,200 and $822,000, respectively.

            The Company has invested in the stock of four unrelated financial institutions. The Company owns less than five percent of the outstanding shares of each institution, and the stocks either have no quoted market value or are not readily marketable. At December 31, 1997 and 1996, the investments in the stock of the unrelated financial institutions, at cost, were $1,330,025 and $1,227,000, respectively.

            Loans - Loans are recorded at their unpaid principal balance. Direct loan origination costs and loan origination fees are deferred and amortized over the lives of the loans as an adjustment to yield. Unamortized net deferred loans costs included in loans at December 31, 1997 and 1996 were $265,000 and $106,000, respectively.

            Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", requires loans to be measured for impairment when it is probable that all amounts, including principal and interest, will not be collected in accordance with the contractual terms of the loan agreement. It generally requires impairment to be measured on the basis of discounted expected cash flows. The Company defines impaired loans as nonaccrual loans.

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

    Building and improvements...............................   7-40 years
    Furniture, fixtures and equipment.......................   3-10 years

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

            Intangible Assets - Intangible assets consist of goodwill and core deposit premiums resulting from the acquisition of the New Banks and branch acquisitions by the Barnwell Bank. The core deposit intangibles are being amortized over fifteen years using the straight-line method, and goodwill is being amortized over five years using the straight-line method.

            Stock-Based Compensation - SFAS 123, "Accounting for Stock-Based Compensation", issued in October 1995, allows a company to either adopt the fair value method or continue using the intrinsic valuation method presented under Accounting Principles Board ("APB") Opinion 25 to account for stock-based compensation. The fair value method recommended in SFAS 123 requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. The intrinsic value method measures compensation cost based on the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. The Company has elected to continue using APB Opinion 25 to account for stock options granted and has disclosed in the footnotes pro forma net income and earnings per share information as if the fair value method had been used.

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

            Cash Flow Information - For purposes of reporting cash flows, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from depository institutions and federal funds sold. Generally, federal funds are sold for one-day periods.

            The following summarizes supplemental cash flow information for 1997, 1996, and 1995:

                                                                  1997      1996       1995
                                                                -------   -------    -------
                                                                   (Dollars in thousands)
Cash paid for interest ......................................   $ 6,775   $ 4,007    $ 2,768
Cash paid for income taxes ..................................       341       290        331

Supplemental noncash investing and financing activities:
  Foreclosures on loans .....................................       262        --         --
  Transfer from retained earnings to common stock and capital
    surplus to record stock dividends .......................        --       747        655
  Change in unrealized gain or loss on securities available
    for sale, net of tax ....................................       432      (143)       255

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

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

            Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of loans receivable, securities, federal funds sold and amounts due from banks. Management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions. Although the Company's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on business and economic conditions in each Bank's local community. Management does not believe credit risk is associated with obligations of the United States, its agencies or its corporations. The Company places its deposits and correspondent accounts with and sells its federal funds to high credit quality institutions. By policy, time deposits are limited to amounts insured by the FDIC. Management believes credit risk associated with correspondent accounts is not significant.

            Per-Share Data - SFAS 128, "Earnings Per Share", issued in February 1997, simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. It also requires the dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation.

            Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding for the period excluding the effects of any dilutive potential common shares. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under the Company's stock option plan is reflected in diluted earnings per share by the application of the treasury stock method.

            SFAS 128 became effective as of December 31, 1997. As required by SFAS 128, all prior period earnings per share data presented has been restated to conform with the provisions of the statement. Early application was not permitted.

            Share and per-share data have been restated to reflect the 5% stock dividends issued in May 1996 and August 1995.

            Common Stock Owned by the Employee Stock Ownership Plan (ESOP) - ESOP purchases and redemptions of the Company's common stock are at estimated fair value. Dividends on ESOP shares are charged to retained earnings. All shares held by the ESOP are treated as outstanding for purposes of computing earnings per share.

            Reclassifications - Nonmarketable equity securities were previously included in other assets, and dividends received on these securities were included in other income. The Company reclassified the amounts presented for 1996 and 1995 to conform with the 1997 presentation. Certain other captions and amounts in the 1996 and 1995 consolidated financial statements were reclassified to conform with the 1997 presentation.

            Accounting for Transfers and Servicing of Financial Assets - SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which became effective on a prospective basis beginning January 1, 1997, establishes criteria based on legal control to determine whether a transfer of a financial asset is a sale or a secured borrowing. A sale is recognized when the Company relinquishes control over a financial asset and is compensated for such asset. The difference between the net proceeds received and the carrying amount of the financial asset being sold or securitized is recognized as a gain or loss on sale.

            In general, transactions which were recorded as sales under prior accounting standards will continue to receive sales treatment under SFAS 125.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITIONS:

            On February 28, 1997, the Company used $7,200,000 of the proceeds from the stock offering (see Note 10) to acquire and capitalize the Barnwell Bank. On March 30, 1997, the Company used an additional $3,500,000 of the proceeds to acquire and capitalize the Belton Bank. On July 10, 1997, the Company used $3,300,000 of the proceeds to acquire and capitalize the Newberry Bank. These transactions were recorded using the purchase method of accounting. Accordingly, the consolidated financial statements reflect the results of the operations and the assets and liabilities of the acquired banks since the dates of the acquisitions.

            During the organizational stages, The New Banks opened lines of credit with the Company's banking subsidiaries which were guaranteed by the organizers of each organizing bank. Upon the New Banks being approved for opening by the regulatory agencies and upon the opening of the New Banks, the Company, per agreements with the organizers, agreed to pay off the lines of credit.

            The principle assets acquired and liabilities assumed in the purchase are summarized below:

                                   Barnwell  Belton   Newberry
                                    Bank      Bank     Bank
                                   --------  ------   --------
                                      (Dollars in thousands)

Premises, furniture and equipment   $ 103    $ 514    $ 239
Goodwill                              365      181      280
Organizational notes                 (468)    (695)    (519)

Goodwill is being amortized over five years using the straight-line method.

            The following unaudited proforma financial information for the Company gives effect to the acquisitions as if they occurred on January 1, 1996. These proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the dates indicated, or which may result in the future.

                                                   1997       1996
                                                 --------   --------
(Dollars in thousand except per share amounts)

Net income ...................................   $    537   $    574
Basic earnings per share .....................       0.20       0.47
Diluted earnings per share ...................       0.19       0.44

            Effective April 7, 1997, the Barnwell Bank acquired certain assets and assumed certain liabilities for five branch offices of Carolina First Bank pursuant to the terms of a Purchase and Assumption Agreement dated January 21, 1997. The transaction was recorded using the purchase method of accounting. Accordingly, the Company recorded the assets acquired and liabilities assumed based on their fair market values at the date of acquisition. In recording the loans and deposits, Carolina First Bank's book values were considered reasonable estimates of fair value.

            The principal assets acquired and liabilities assumed in the purchase are summarized as follows:

(Dollars in thousands)

Loans, including accrued interest receivable ...............   $ 15,110
Allowance for loan losses from acquisition .................       (255)
Premises and equipment .....................................      2,007
Intangible core deposit premium ............................      2,502
Deposits, including accrued interest payable ...............    (55,051)
Other, net .................................................        (74)
                                                               --------
            Cash received for net liabilities assumed ......   $(35,761)
                                                               ========

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITIONS: (continued)

            The intangible core deposit premium was based on total deposits, excluding certificates of deposit greater than or equal to $100,000, and is being amortized over fifteen years using the straight-line method.

            The Company has not presented proforma financial information because the Carolina First Bank branches do not constitute a business, and income statement information was either not available or incomplete.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS:

            The Banks are required to maintain average reserve balances computed as a percentage of deposits. At December 31, 1997, the required cash reserves were satisfied by vault cash on hand and amounts due from correspondent banks.

NOTE 4 - INVESTMENT SECURITIES:

            Securities available for sale at December 31, 1997 and 1996 consist of the following:

                                                             Gross       Gross      Estimated
                                              Amortized   Unrealized   Unrealized      Fair
                                                Cost         Gains       Losses        Value
                                             ----------   ----------   ----------   ----------
December 31, 1997 ........................                 (Dollars in thousands)
U.S. Treasury securities .................   $   13,467   $      121   $        1   $   13,587
Securities of other U.S. Government
  agencies and corporations ..............       46,236          290           12       46,514
Obligations of states and local government       12,898          315           11       13,202
Mortgage-backed securities ...............          273            5           --          278
                                             ----------   ----------   ----------   ----------

       Total securities available for sale   $   72,874   $      731   $       24   $   73,581
                                             ==========   ==========   ==========   ==========

December 31, 1996
U.S. Treasury securities .................   $    6,395   $       25   $       --   $    6,420
Securities of other U.S. Government
  agencies and corporations ..............       11,170           27           47       11,150
Obligations of states and local government        5,321           73           27        5,367
Mortgage-backed securities ...............          337            6           --          343
                                             ----------   ----------   ----------   ----------

       Total securities available for sale   $   23,223   $      131   $       74   $   23,280
                                             ==========   ==========   ==========   ==========

            Securities held to maturity as of December 31, 1997 consist of the following. There were no securities designated as held to maturity at December 31, 1996.

                                                Gross        Gross        Estimated
                                              Amortized    Unrealized    Unrealized     Fair
                                                Cost         Gains         Losses      Value
December 31, 1997                                           (Dollars in thousands)
Obligations of states and local governments   $      675   $        --   $        --   $  675
                                              ==========   ===========   ===========   ======

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT SECURITIES: (continued)

            The following table summarizes the maturities of securities available for sale and held to maturity as of December 31, 1997, based on the contractual maturities. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

                                                     Securities                    Securities
                                                 Available for Sale             Held to Maturity
                                            ---------------------------   ---------------------------
                                              Amortized      Estimated      Amortized      Estimated
                                                Cost        Fair Value         Cost        Fair Value
                                            ------------   ------------   ------------   ------------
                                                              (Dollars in thousands)
Due in one year or less .................   $      4,012   $      4,022   $         --   $         --
Due after one year but within five years          34,799         35,098             --             --
Due after five years but within ten years         24,760         24,917             --             --
Due after ten years .....................          9,030          9,266            675            675
Mortgage-backed securities ..............            273            278             --             --
                                            ------------   ------------   ------------   ------------

       Total ............................   $     72,874   $     73,581   $        675   $        675
                                            ============   ============   ============   ============

            Proceeds from sales of securities available for sale during 1997, 1996 and 1995 were $3,996,000, $4,512,000 and $1,975,000, respectively, resulting in gross realized gains of $0, $18,000 and $0 along with gross realized losses of $1,000, $1,000 and $22,000, respectively. There were no sales of securities held to maturity in 1997, 1996 or 1995.

            At December 31, 1997 and 1996, securities having an amortized cost of approximately $34,878,000 and $18,310,000, respectively, and an estimated market value of $34,613,000 and $18,392,000, respectively, were pledged as collateral for short-term borrowings and advances from the Federal Home Loan Bank (see Note 9), to secure public and trust deposits, and for other purposes as required and permitted by law.

NOTE 5 - LOANS RECEIVABLE:

            Loans receivable at December 31, 1997 and 1996, are summarized as follows:

                                                  1997        1996
                                                --------   --------
                                               (Dollars in thousands)
Commercial and agricultural .................   $ 33,479   $ 15,348
Real estate .................................     71,950     49,639
Home equity .................................     14,383      9,243
Consumer - installment ......................     24,318      4,592
Consumer - credit card and checking .........      1,429      1,355
Loans to financial institutions .............      2,600         --
Residential mortgages held for sale and other        968        369
                                                --------   --------

       Total loans ..........................   $149,127   $ 80,546
                                                ========   ========

            At December 31, 1997, 1996 and 1995, the Banks had sold participations in loans aggregating $9,528,000, $2,879,000, and $5,595,000, respectively, to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

            The Banks accept residential mortgage loan applications and fund loans of qualified borrowers (see Note 1). Funded loans are sold without recourse to investors at face value under the terms of pre-existing commitments. The Banks do not sell residential mortgages having market or interest rate risk. The Banks do not service residential mortgage loans for the benefit of others.

            At December 31, 1997 and 1996, the Banks had pledged approximately $3,983,000 and $6,294,000, respectively, of loans on residential real estate as collateral for advances from the Federal Home Loan Bank (see Note 9).

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE: (continued)

            Loans are defined as impaired when "based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement." All loans are subject to this criteria except for: "smaller-balance homogeneous loans that are collectively evaluated for impairment" and loans "measured at fair value or at the lower of cost or fair value." The Company considers its consumer installment portfolio, credit cards and home equity lines as meeting this criteria. Therefore, the real estate and commercial loan portfolios are primarily subject to possible impairment.

            The Company identifies impaired loans through its normal internal loan review process. Loans on the Company's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected. At December 31, 1997 and 1996, management reviewed its problem loan watch list and determined that no impairment on loans existed that would have a material effect on the Company's consolidated financial statements. At December 31, 1997 and 1996, the Company had nonaccrual loans of approximately $678,000 and $186,000, respectively, for which impairment had not been recognized.

            An analysis of the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995, is as follows:

                                     1997       1996       1995
                                   -------    -------    -------
                                        (Dollars in thousands)
Balance, beginning of year .....   $   837    $   671    $   580
Provision for loan losses ......       608        187        112
Loans charged off ..............      (169)       (21)       (21)
Recoveries .....................        --         --         --
Reserves related to acquisitions       255         --         --
                                   -------    -------    -------

Balance, end of year ...........   $ 1,531    $   837    $   671
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

            At December 31, 1997 and 1996, the Company had unfunded commitments, including standby letters of credit, of $26,528,000 and $16,334,000, of which $9,085,000 and $3,692,000, respectively, were unsecured. At December 31, 1997, the Company was not committed to lend additional funds to borrowers owing nonaccrual loans.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PREMISES AND EQUIPMENT:

            Premises and equipment at December 31, 1997 and 1996, consists of the following:

                                          1997      1996
                                        -------   -------
                                      (Dollars in thousands)
Land ................................   $ 1,287   $   501
Buildings and lease hold improvements     5,340     1,963
Furniture and equipment .............     3,657     1,916
Construction in progress ............        --       443
                                        -------   -------
      Total .........................    10,284     4,823
Less, accumulated depreciation ......     1,991     1,300
                                        -------   -------
      Net premises and equipment ....   $ 8,293   $ 3,523
                                        =======   =======

            During 1997 and 1996, the Company capitalized approximately $34,000 and $10,000, respectively, of interest on the construction of a building.

NOTE 7 - INTANGIBLE ASSETS:

            Intangible assets, net of accumulated amortization, at December 31, 1997 and 1996 are summarized as follows:

                                        1997       1996
                                      --------   --------
                                     (Dollars in thousands)
Core deposit premium ..............   $  2,429   $     --
Goodwill ..........................        690         47
                                      --------   --------

                                      $  3,119   $     47
                                      ========   ========

NOTE 8 - DEPOSITS:

            The following is a summary of deposit accounts as of December 31, 1997 and 1996:

                                                         1997       1996
                                                       --------   --------
                                                      (Dollars in thousands)
Non-interest bearing demand deposits ...............   $ 19,460   $ 12,226
Interest bearing demand deposits ...................     30,562      8,296
Money market accounts ..............................     20,812     14,035
Savings accounts ...................................     15,127      8,681
Certificates of deposit and other time deposits ....    100,900     46,624
                                                       --------   --------

       Total deposits ..............................   $186,861   $ 89,862
                                                       ========   ========

            At December 31, 1997 and 1996, certificates of deposit of $100,000 or more totaled approximately $27,073,000 and $11,879,000, respectively. Interest expense on these deposits was approximately $1,093,000, $665,000 and $471,000 in 1997, 1996 and 1995, respectively.

            As of December 31, 1997 and 1996, brokered deposits totaled approximately $292,000 and $1,380,000, respectively. Brokered deposits are not expected to be a long-term source of funds for the Company.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - DEPOSITS: (continued)

            Scheduled maturities of certificates of deposit and other time deposits as of December 31, 1997 were as follows:

                  Maturing in            Amount
                  -----------            ------
                                (Dollars in thousands)
                      1998             $ 95,100
                      1999                3,226
                      2000                2,304
                      2001                  115
                      2002                  155
                                       --------

                     Total             $100,900
                                       ========

NOTE 9 - ADVANCES FROM THE FEDERAL HOME LOAN BANK:

            Advances from the Federal Home Loan Bank consisted of the following at December 31, 1997:

                                                Interest
Description                                       Rate              Balance
                                                --------         -----------
                                                    (Dollars in thousands)
Adjustable rate advances maturing:
 January 29, 1998 ................                5.89%          $      500
 October 2, 1998 .................                5.68%               6,000
 May 23, 2000 ....................                5.72%                 800
Fixed rate advances maturing:
 January 22, 1998 ................                6.00%                 400
 March 24, 1998 ..................                7.37%                 150
 March 25, 1998 ..................                6.15%                 500
 July 22, 1998 ...................                6.31%                 400
 July 29, 1998 ...................                6.26%               1,000
 August 17, 1998 .................                5.85%               5,000
 September 25, 2000 ..............                6.38%                 600
Convertible advances maturing:
  September 24, 2002 .............                5.66%               1,000
                                                                 ----------
       Total .....................                               $   16,350
                                                                 ==========

            Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

                                (Dollars in thousands)
                  1998                $   13,950
                  1999                        --
                  2000                     1,400
                  2001                        --
                  2002                     1,000
                                      ----------

                        Total         $   16,350
                                      ==========

      As collateral, the Company has pledged first mortgage loans on one to four family residential loans aggregating $3,983,000 (see Note 5) and debt securities aggregating $14,610,000 (see Note 4) at December 31, 1997. In addition, the Company's Federal Home Loan Bank stock is pledged to secure the borrowings. Certain advances are subject to prepayment penalties.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SHAREHOLDERS' EQUITY:

            On February 14, 1997, the Company sold, through an underwritten public offering, 1,465,000 shares of its common stock at a public offering price of $11.00 per share. On March 18, 1997, an additional 200,000 common shares were sold, also at a public offering price of $11.00 per share, pursuant to an underwriters over-allotment provision. The Company temporarily invested the $16,946,000 net proceeds from the offering in debt securities issued by the U.S. Treasury and U.S. Government agencies and corporations and subsequently used $7,200,000 to acquire and capitalize the Barnwell Bank, $3,500,000 to acquire and capitalize the Belton Bank, and $3,300,000 to acquire and capitalize the Newberry Bank. The Company has also used the net proceeds for general corporate purposes and additional capital for the Banks, as needed.

            The Company also sold 14,519 shares of its common stock to its employee stock ownership plan throughout 1997 based on the quoted market price at the time of sale.

            During 1995, the Company completed a public offering of 520,422 shares of its common stock, resulting in net proceeds of $6,010,000. The Company used $4,500,000 of the net proceeds to acquire all of the common stock of the Clemson Bank.

            The Company declared 5% stock dividends for shareholders of record on May 1, 1996 and August 1, 1995. Amounts equal to the estimated fair market value of the additional shares issued have been charged to retained earnings and credited to common stock and capital surplus. Dividends representing fractional shares were paid in cash.

            The Company has authorized 2,000,000 shares of a special class of stock, par value $1.00 per share, the rights and preferences of which are to be designated as the Board of Directors may determine. At December 31, 1997, no shares of the undesignated stock had been issued or were outstanding.

NOTE 11 - LEASES:

            The Company conducts branch banking activities from two locations which are leased from two directors under long-term leases. Land used as the site for a branch banking location is leased from a director under a five-year operating lease ending July 31, 1999. The Company can purchase the land at any time during the term of the lease for $90,000.

            During 1996, the Company began leasing part of a building and land as a branch banking location from a director. The operating lease has an initial ten-year term which expires July 31, 2006 and is renewable, at the Company's option, for four five-year terms at an increased monthly rental. The lease requires monthly payment of $3,500 with an increase to $3,850 per month during the last five years of the initial lease term.

            Rent expense under these operating lease agreements was $50,000, $24,000, and $5,300 for the years ended December 31, 1997, 1996, and 1995, respectively. Future obligations over the primary terms of these long-term leases as of December 31, 1997 are as follows:

                                               (Dollars in thousands)
             1998 ...........................  $                52
             1999 ...........................                   48
             2000 ...........................                   42
             2001 ...........................                   44
             2002 ...........................                   46
             After five years ...............                  165
                                               -------------------

             Total ..........................  $               397
                                               ===================

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS:

            The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company's and the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

            Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum ratios (set forth in the table below) of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the Company and the Banks consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital.

            The Company and the Banks are also required to maintain capital at a minimum level based on average assets (as defined), which is known as the leverage ratio. Only the strongest institutions are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 1% to 2% above the minimum.

            As of the most recent regulatory examination, the Banks were deemed well-capitalized under the regulatory framework for prompt corrective action. To be categorized well capitalized, the Banks must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Banks' categories.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS: (continued)

            The following table summarizes the capital ratios and the regulatory minimum requirements of the Banks at December 31, 1997 and 1996 and of the Company at December 31, 1997. The Company's ratios and minimum requirements for 1996 are not presented because the Federal Reserve Board guidelines contain an exemption for bank holding companies with less than $150,000,000 in consolidated assets.

                                                                                       To Be Well
                                                                                    Capitalized Under
                                                                    For Capital     Prompt Corrective
(Dollars in thousands)                              Actual       Adequacy Purposes  Action Provisions
                                               ---------------   -----------------  -----------------
December 31, 1997                               Amount   Ratio     Amount   Ratio    Amount   Ratio
                                               -------   -----    -------   -----    ------   -----
  The Company
    Total capital (to risk weighted assets)    $29,872   18.61%   $12,843    8.00%   $  N/A      --%
    Tier 1 capital (to risk weighted assets)    28,341   17.65      6,422    4.00       N/A      --
    Tier 1 capital (to average assets)          28,341   12.08      9,387    4.00       N/A      --

  The Greenwood Bank
    Total capital (to risk weighted assets)      9,389   11.71      6,417    8.00     8,021   10.00
    Tier 1 capital (to risk weighted assets)     8,631   10.76      3,208    4.00     4,813    6.00
    Tier 1 capital (to average assets)           8,631    8.16      4,230    4.00     5,288    5.00

  The Clemson Bank
    Total capital (to risk weighted assets)      3,684   19.72      1,495    8.00     1,868   10.00
    Tier 1 capital (to risk weighted assets)     3,463   18.53        747    4.00     1,121    6.00
    Tier 1 capital (to average assets)           3,463   12.22      1,133    4.00     1,417    5.00

  The Barnwell Bank
    Total capital (to risk weighted assets)      6,349   13.85      3,666    8.00     4,583   10.00
    Tier 1 capital (to risk weighted assets)     5,971   13.03      1,833    4.00     2,750    6.00
    Tier 1 capital (to average assets)           5,971    8.19      2,917    4.00     3,646    5.00

  The Belton Bank
    Total capital (to risk weighted assets)      3,318   35.97        738    8.00       922   10.00
    Tier 1 capital (to risk weighted assets)     3,207   34.77        369    4.00       553    6.00
    Tier 1 capital (to average assets)           3,207   22.00        583    4.00       729    5.00

  The Newberry Bank
    Total capital (to risk weighted assets)      2,982   38.68        618    8.00       773   10.00
    Tier 1 capital (to risk weighted assets)     2,918   37.76        309    4.00       464    6.00
    Tier 1 capital (to average assets)           2,918   18.90        618    4.00       772    5.00

December 31, 1996
  The Greenwood Bank
    Total capital (to risk weighted assets)    $ 7,769   10.91%   $ 5,695    8.00%   $7,119   10.00%
    Tier 1 capital (to risk weighted assets)     7,099    9.97      2,848    4.00     4,272    6.00
    Tier 1 capital (to average assets)           7,099    7.34      3,869    4.00     4,836    5.00

  The Clemson Bank
    Total capital (to risk weighted assets)      4,273   32.01      1,068    8.00     1,335   10.00
    Tier 1 capital (to risk weighted assets)     4,106   30.76        534    4.00       801    6.00
    Tier 1 capital (to average assets)           4,106   23.60        704    4.00       880    5.00

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCK COMPENSATION PLANS:

            The Company has two stock option plans, an Employee Incentive Stock Option Plan (the "1988 Plan") and an Incentive and Nonstatutory Stock Option Plan (the "Stock Plan"), which are described below. As discussed in Note 1, the Company will continue to apply APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for either the 1988 Plan or the Stock Plan. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                   1997      1996      1995
                                 -------   -------   -------
                        (Dollars in thousands, except for per share data) Net Income:
    As reported ..............   $   766   $   706   $   534
    Pro forma ................       187       418       460

Basic earnings per share:
    As reported ..............   $  0.29   $  0.58   $  0.58
    Pro forma ................      0.07      0.34      0.50

Diluted earnings per share:
    As reported ..............   $  0.28   $  0.55   $  0.53
    Pro forma ................      0.07      0.32      0.46

            In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively (there were no options granted under the 1988 Plan during 1997 or 1996): dividend yield of 0 percent for all years; expected volatility of 22, 28, and 24 percent; risk-free interest rates of 6.9 percent in 1995 for the 1988 Plan options and 6.55, 6.71 and 7.33 percent for the Stock Plan options; and expected lives of 4 years in 1995 for the 1988 Plan options and 5.0, 5.6 and 8.5 years for the Stock Plan options.

            Employee Incentive Stock Option Plan - Adopted in 1988, this plan provides for the granting of options to purchase up to 47,648 shares, adjusted for stock dividends of the Company's common stock, to officers and other eligible employees of the Company and the Greenwood Bank. The per-share exercise price of the options may not be less than the fair market value of a share of common stock on the date the option is granted. Options become exercisable one year after the date of grant and can be exercised within five years from the date of grant. Any options that expire unexercised or are canceled become available for issuance.

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

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCK COMPENSATION PLANS: (continued)

            A summary of the status of the Company's stock option plans as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below: (all amounts have been restated to reflect stock dividends paid in 1996 and 1995)

                                 1997                         1996                          1995
                      --------------------------   --------------------------   --------------------------
                                Weighted-Average             Weighted-Average             Weighted-Average
                       Shares    Exercise Price     Shares    Exercise Price     Shares    Exercise Price
                      -------   ----------------   -------   ----------------   -------   ----------------
Outstanding at
beginning of year     455,748    $         9.72    330,681    $         8.75    305,369    $         8.57
Granted ..........     74,250             12.50    139,900             11.94     31,698             10.78
Exercised ........     (6,675)             7.10     (8,733)             7.89       (315)             8.64
Canceled .........     (2,822)            10.70     (6,100)            10.69     (6,071)            10.19
                      -------                      -------                     --------
Outstanding at end
of year ..........    520,501             10.15    455,748              9.72    330,681              8.75
                      =======                      =======                     ========

            Options exercisable at December 31, 1997, 1996 and 1995 were 447,251, 318,398 and 300,309, respectively.

            The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1997, 1996 and 1995 is $4.25, $4.66, and $4.60, respectively.

            The following table summarizes information about the stock options outstanding under the Company's two plans at December 31, 1997:

                           Options Outstanding            Options Exercisable
                   ------------------------------------ ------------------------
                                 Weighted-
                                   average    Weighted-                Weighted-
                                 Contractual  average                  average
     Range of        Number      Remaining    Exercise    Number       Exercise
 Exercise Prices   Outstanding     life       Price       Exercisable  Price
 ---------------   -----------   -----------  ---------   -----------  ---------
$ 7.92 to $ 8.64     282,646     5.7 years    $  8.61       282,646    $  8.61
 10.66 to  11.00      73,155     7.5            10.92        73,155      10.92
 12.38 to  12.50     164,700     3.9            12.43        91,450      12.38
                   ---------                              ---------
                     520,501     5.4            10.15       447,251       9.76
                   =========                              =========

NOTE 14 - RELATED PARTY TRANSACTIONS:

            Certain parties (primarily directors, executive officers, principal shareholders and their associates) were loan customers and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than normal risk of collectibility. Total loans and commitments outstanding to related parties at December 31, 1997 and 1996, were $12,848,000 and $4,012,000, respectively.
During 1997, $9,973,000 of new loans were made to related parties and repayments totaled $1,137,000.

            During 1997, 1996, and 1995, the Company paid $50,000, $24,000, and
$5,300, respectively, to two directors under operating leases. (see Note 11).

            During 1997, the Company paid a director $200,000 for real estate on which it plans to open a branch location. The Company paid $39,000 in premiums to a directors' insurance agencies.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMITMENTS AND CONTINGENCIES:

            The Greenwood Bank has entered into a Purchase and Assumption Agreement dated November 20, 1997 (the "Agreement") with The Palmetto Bank to sell certain assets and assign and transfer certain liabilities of the branch in Ninety Six, South Carolina. The assets to be sold are the overdraft protection loans and the liabilities to be transferred are the deposits. The Company anticipates that the sale of the branch will close during the second quarter of 1998. At the closing and subject to the terms of the Agreement, The Palmetto Bank will pay the Greenwood Bank a premium of 6% based on the deposits transferred on the date of closing. As of December 31, 1997, overdraft protection loans at the Ninety Six branch were $158,000, and deposits were $4,365,000.

            In the ordinary course of business, the Company or its subsidiaries may, from time to time, become a party to legal claims and disputes. At December 31, 1997, management is not aware of any pending or threatened litigation, or unasserted claims that could result in losses, if any, that would be material to the consolidated financial statements.

NOTE 16 - RESTRICTION ON SUBSIDIARY DIVIDENDS:

            The ability of the Company to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from its subsidiaries. However, certain restrictions exist regarding the ability of the Banks to transfer funds in the form of cash dividends, loans or advances to the Company. The prior approval of the Commissioner of Banking is required, and dividends are payable only from the retained earnings of the Banks. Generally, the Commissioner of Banking does not allow dividends to be paid by new banks until earnings have been sufficient to recoup start up losses or if retained earnings have a deficit balance. Accordingly, the New Banks can not pay dividends in the near future.

NOTE 17 - EARNINGS PER SHARE:

            As discussed in Note 1, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share", in February 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It requires the presentation of basic and diluted earnings per share on the face of the income statement for all entities with a complex capital structure. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - EARNINGS PER SHARE: (continued)

            A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

(Dollars in thousands, except per share)                              For the Year Ended December 31, 1997
                                                                      ------------------------------------
                                                                      Income         Shares       Per-Share
                                                                    (Numerator)   (Denominator)     Amount
                                                                   ------------   ------------   ------------
Basic earnings per share
Income available to common shareholders ........................   $        766      2,674,193   $       0.29
                                                                                                 ============

Effect of dilutive securities
Stock options ..................................................             --        105,295
                                                                   ------------   ------------

Diluted earnings per share
Income available to common shareholders plus assumed conversions   $        766      2,779,488   $       0.28
                                                                   ============   ============   ============

(Dollars in thousands, except per share)                              For the Year Ended December 31, 1996
                                                                      ------------------------------------
                                                                      Income         Shares       Per-Share
                                                                    (Numerator)   (Denominator)     Amount
                                                                   ------------   ------------   ------------
Basic earnings per share
Income available to common shareholders ........................   $        706      1,218,031   $       0.58
                                                                                                 ============

Effect of dilutive securities
Stock options ..................................................             --         76,320
                                                                   ------------   ------------

Diluted earnings per share
Income available to common shareholders plus assumed conversions   $        706      1,294,351   $       0.55
                                                                   ============   ============   ============

(Dollars in thousands, except per share)                              For the Year Ended December 31, 1997
                                                                      ------------------------------------
                                                                      Income         Shares       Per-Share
                                                                    (Numerator)   (Denominator)     Amount
                                                                   ------------   ------------   ------------
Income available to common shareholders ........................   $        534        927,975   $       0.58
                                                                                                 ============

Effect of dilutive securities
Stock options ..................................................             --         78,334
                                                                   ------------   ------------

Diluted earnings per share
Income available to common shareholders plus assumed conversions   $        534      1,006,309   $       0.53
                                                                   ============   ============   ============

            Options to purchase 92,350 shares of common stock at $12.38 per share were outstanding as of December 31, 1996 but were not included in the computation of diluted earnings per share for 1996 because the options' exercise price was greater than the average market price of the common shares. The weighted average of these options during 1996 was 57,718.

            All outstanding options during 1997 and 1995 were included in the computation of diluted earnings per share for the respective periods.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - INCOME TAXES:

            Income tax expense for the years ended December 31, 1997, 1996 and 1995 consists of the following:

                                                                           1997      1996      1995
                                                                         ------    ------    ------
Currently payable: ...................................................      (Dollars in thousands)
  Federal ............................................................   $  279    $  305    $  269
  State ..............................................................       34        51        35
                                                                         ------    ------    ------
                                                                            313       356       304
                                                                         ------    ------    ------
Change in deferred income taxes:
  Federal ............................................................      123      (104)      101
  State ..............................................................        2       (33)       --
                                                                         ------    ------    ------
                                                                            125      (137)      101
                                                                         ------    ------    ------

      Income tax expense .............................................   $  438    $  219    $  405
                                                                         ======    ======    ======

Income tax expense is allocated as follows:
  To continuing operations ...........................................   $  220    $  300    $  261
  To shareholders' equity ............................................      218       (81)      144
                                                                         ------    ------    ------
                                                                         $  438    $  219    $  405
                                                                         ======    ======    ======

The Company's deferred tax accounts as of December 31, 1997 and 1996 are as follows:

                                                                             1997      1996
                                                                            ------    ------
                                                                        (Dollars in thousands)
Deferred tax assets ..................................................      $  528    $  348
Deferred tax liabilities .............................................      $  408    $  103
Valuation allowance ..................................................      $    0    $    0

The principal sources of temporary differences in 1997, 1996 and 1995, and the related deferred tax effects are as follows:

                                                                          1996      1996      1995
                                                                         ------    ------    ------
                                                                            (Dollars in thousands)
Provision for bad debts ...............................................  $ (154)   $  (45)   $  (39)
Tax depreciation in excess of book depreciation .......................       9         6         8
Net operating losses ..................................................     (12)      (21)       (9)
Deferred loan costs ...................................................      61        13         9
Other, net ............................................................       3        (9)      (12)
                                                                         ------    ------    ------
    Temporary differences attributable to continuing operations .......     (93)      (56)      (43)
Change in valuation allowance .........................................      --        --        --
                                                                         ------    ------    ------
Deferred tax expense (benefit) attributable to continuing operations ..     (93)      (56)      (43)
Deferred tax expense (benefit) attributable to shareholders' equity ...     218       (81)      144
                                                                         ------    ------    ------

    Change in deferred income taxes ...................................  $  125    $ (137)   $  101
                                                                         ======    ======    ======

            A reconciliation of the income tax provision and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

                                                                          1997      1996      1995
                                                                         ------    ------    ------
                                                                            (Dollars in thousands)
Income tax at the statutory rate .....................................   $  335    $  342    $  270
State income tax, net of federal benefit .............................       11        10        10
Tax exempt interest income ...........................................     (158)      (84)      (46)
Disallowed interest expense ..........................................       30        17         6
Officers' life insurance .............................................       (8)       12        (1)
Other, net ...........................................................       10         3        22
                                                                         ------    ------    ------

    Income tax provision .............................................   $  220    $  300    $  261
                                                                         ======    ======    ======

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - OTHER OPERATING EXPENSES:

            Other operating expenses for the years ended December 31, 1997, 1996 and 1995 are summarized below:

                                                      1997     1996     1995
                                                    ------   ------   ------
                                                      (Dollars in thousands)
Banking and ATM supplies ........................   $  451   $  228   $  186
Directors' fees .................................      124      114       72
Mortgage loan department expenses ...............       94       80       44
Data processing and supplies ....................      151      176      110
Postage and freight .............................      200      117       90
Professional fees ...............................      205      132      116
Credit card expenses ............................      120       94       65
Telephone expenses ..............................      214       74       51
Other ...........................................      864      560      469
                                                    ------   ------   ------

       Total ....................................   $2,423   $1,575   $1,203
                                                    ======   ======   ======

NOTE 20 - RETIREMENT AND BENEFIT PLANS:

            The Company sponsors a voluntary nonleveraged employee stock ownership plan (ESOP) as part of a 401(k) savings plan covering substantially all full-time employees. The Company matches 75 cents per dollar, up to a maximum of 6% of employee compensation. Company contributions to the savings plan were $103,000, $33,000 and $23,000 in 1997, 1996 and 1995, respectively.
The Company's policy is to fund amounts accrued. At December 31, 1997, the savings plan owned 36,562 shares of the Company's common stock purchased at an average cost of $13.00 per share adjusted for the effects of stock dividends. The estimated value of shares held at December 31, 1997 was $548,000.

            The Company has a Directors' Incentive Compensation Plan and an Officers' Incentive Compensation Plan which provide that portions of directors' fees and certain officers' cash awards, respectively, will be determined based upon various performance measures of the Greenwood Bank. For the years ended December 31, 1997, 1996 and 1995, awards under the directors' plan were $52,000, $56,000 and $27,000, respectively, and awards under the officers' plan were $126,000, $123,000 and $58,000, respectively.

            The Company has an Executive Supplemental Compensation Plan which provides certain officers with salary continuation benefits upon retirement. The plan also provides for benefits in the event of early retirement, death or substantial change of control of the Company. For the years ended December 31, 1997, 1996 and 1995, salary continuation expense included in salaries and employee benefits was $30,000, $24,000 and $20,000, respectively. In connection with the Executive Supplemental Compensation Plan, life insurance contracts were purchased on the officers. Insurance premiums of $192,000 were paid in each of the three years ended December 31, 1997. The cash surrender value of the insurance contracts is included in other assets.

NOTE 21 - UNUSED LINES OF CREDIT:

            As of December 31, 1997, the Banks had unused lines of credit to purchase federal funds from unrelated banks totaling $11,915,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes. The lenders have reserved the right not to renew their respective lines.

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

            The fair value of a financial instrument is the amount at which an asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instruments. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS: (continued)

            The following methods and assumptions were used to estimate the fair value of significant financial instruments:

            Cash and Due from Banks - The carrying amount is a reasonable estimate of fair value.

            Federal Funds Sold - Federal funds sold are for a term of one day, and the carrying amount approximates the fair value.

            Investment Securities - The fair values of securities held to maturity are based on quoted market prices or dealer quotes. For securities available for sale, fair value equals the carrying amount which is the quoted market price. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

            Cost is a reasonable estimate of fair value for nonmarketable equity securities because no quoted market prices are available and the securities are not readily marketable. The carrying amount is adjusted for any permanent declines in value.

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

            Off-Balance Sheet Financial Instruments - The contractual amount is a reasonable estimate of fair value for the instruments because commitments to extend credit and standby letters of credit are issued on a short-term or floating rate basis.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS: (continued)

            The carrying values and estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996 are as follows:



                                                         December 31, 1997       December 31, 1996
                                                     -----------------------   ----------------------
                                                      Carrying    Estimated    Carrying    Estimated
                                                        Amount    Fair Value     Amount    Fair Value
                                                     ---------    ----------   --------    ----------
Financial Assets:                                                 (Dollars in thousands)
   Cash and due from banks .......................   $   7,762    $   7,762    $  3,927    $  3,927
   Federal funds sold ............................         350          350         700         700
   Securities available for sale .................      73,581       73,581      23,280      23,280
   Securities held to maturity ...................         675          675          --          --
   Nonmarketable equity securities ...............       3,224        3,224       2,199       2,199
   Loans .........................................     149,127      148,913      80,546      80,478
   Allowance for loan losses .....................      (1,531)      (1,531)       (837)       (837)

Financial Liabilities:
   Demand deposit, interest-bearing transaction,
     and savings accounts ........................   $  85,961    $  85,961    $ 43,238    $ 43,238
   Certificates of deposit and other time deposits     100,900      101,123      46,624      46,729
   Federal funds purchased and securities
     sold under agreements to repurchase .........      11,943       11,943       6,783       6,783
   Advances from Federal Home Loan Bank ..........      16,350       16,353       4,889       4,880

                                                      Notional    Estimated    Notional    Estimated
                                                        Amount    Fair Value     Amount    Fair Value
                                                      --------    ----------   --------    ----------
Off-Balance Sheet Financial Instruments:                          (Dollars in thousands)
   Commitments to extend credit ..................   $  25,831    $  25,831    $ 15,658    $ 15,658
   Standby letters of credit .....................         697          697         676         676

NOTE 23 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY):

           Condensed financial statements for Community Capital Corporation (Parent Company Only) for the years ended December 31, 1997 and 1996 follow:

                                 BALANCE SHEETS

                                                           1997       1996
                                                          -------   -------
Assets                                                   (Dollars in thousands)
  Cash and cash equivalents ...........................   $   460   $   104
  Investment in subsidiaries ..........................    28,739    11,288
  Securities available for sale .......................       505        --
  Nonmarketable equity securities .....................     1,152     1,127
  Premises and equipment, net .........................     1,604     1,300
  Other assets ........................................       465       652
                                                          -------   -------

       Total assets ...................................   $32,925   $14,471
                                                          =======   =======

Liabilities and Shareholders' Equity
  Notes payable to subsidiaries .......................   $   811   $   867
  Other liabilities ...................................       186        48
                                                          -------   -------
       Total liabilities ..............................       997       915
                                                          -------   -------

  Common stock ........................................     2,905     1,219
  Capital surplus .....................................    27,492    12,004
  Unrealized gain on securities available for sale, net       467        35
  Retained earnings ...................................     1,064       298
                                                          -------   -------
       Total shareholders' equity .....................    31,928    13,556
                                                          -------   -------
       Total liabilities and shareholders' equity .....   $32,925   $14,471
                                                          =======   =======

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY): (continued)

                            STATEMENTS OF OPERATIONS

                                                                  Year ended December 31,
                                                               -----------------------------
                                                                1997        1996       1995
                                                               -------    -------    -------
                                                                  (Dollars in thousands)
Income:
  Interest income on securities available for sale .........   $    75    $     5    $    27
  Dividend income from equity securities ...................        26         19          6
  Data processing and other fees from subsidiaries .........     1,949        953         --
  Other income .............................................       145        143         87
                                                               -------    -------    -------
       Total income ........................................     2,195      1,120        120
                                                               -------    -------    -------

Expenses:
  Salaries .................................................       805        668         20
  Net occupancy expense ....................................        95        117         67
  Furniture and equipment expense ..........................       407        196         --
  Interest expense .........................................        87         47          8
  Other operating expenses .................................       814        473         89
                                                               -------    -------    -------
       Total expenses ......................................     2,208      1,501        184
                                                               -------    -------    -------

Loss before income taxes and equity in
  undistributed earnings of subsidiaries ...................       (13)      (381)       (64)

Income tax benefit .........................................         5        125         26
                                                               -------    -------    -------

Loss before equity in undistributed earnings of subsidiaries        (8)      (256)       (38)

Equity in undistributed earnings of subsidiaries ...........       774        962        572
                                                               -------    -------    -------

Net income .................................................   $   766    $   706    $   534
                                                               =======    =======    =======

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY): (continued)

                            STATEMENTS OF CASH FLOWS

                                                                       Year ended December 31,
                                                                  -------------------------------
                                                                    1997        1996       1995
                                                                  --------    --------   --------
Operating activities: .........................................         (Dollars in thousands)
  Net income ..................................................   $    766    $    706   $    534
  Adjustments to reconcile net income to
    net cash provided (used) by operating activities:
      Equity in undistributed earnings of subsidiaries ........       (774)       (962)      (572)
      Depreciation and amortization ...........................        267         256         52
      Deferred taxes ..........................................          4          31        (10)
      Net accretion on securities .............................        (47)         --         --
      Increase in other liabilities ...........................        138          48         --
      (Increase) decrease in other assets .....................        182        (676)       (58)
                                                                  --------    --------   --------
               Net cash provided (used) by operating activities        536        (597)       (54)
                                                                  --------    --------   --------

Investing activities:
  Purchases of premises and equipment, net ....................       (571)       (603)      (437)
  Purchases of securities available for sale ..................     (7,252)         --     (1,000)
  Proceeds from sales of securities available for sale ........         --       1,000         --
  Proceeds from maturities of securities available for sale ...      6,800          --         --
  Net investment in subsidiaries ..............................    (16,250)         --     (4,385)
  Purchase of equity securities ...............................        (25)       (824)        --
                                                                  --------    --------   --------
              Net cash used by investing activities ...........    (17,298)       (427)    (5,822)
                                                                  --------    --------   --------

Financing activities:
  Proceeds from the exercise of stock options .................         48          69          2
  Proceeds from sales of stock to retirement plan .............        180          --         56
  Cash paid in lieu of fractional shares ......................         --          (8)        (4)
  Proceeds from issuance of common stock ......................     16,946          --      6,010
  Proceeds of borrowings from subsidiaries ....................         --         870         --
  Repayments on borrowings from subsidiaries ..................        (56)         (3)        --
                                                                  --------    --------   --------
              Net cash provided by financing activities .......     17,118         928      6,064
                                                                  --------    --------   --------

Net increase (decrease) in cash and cash equivalents ..........        356         (96)       188
Cash and cash equivalents, beginning of year ..................        104         200         12
                                                                  --------    --------   --------
Cash and cash equivalents, end of year ........................   $    460    $    104   $    200
                                                                  ========    ========   ========

Supplemental schedule of non-cash investing and financing activities:

            In 1996 and 1995, the Company declared 5% stock dividends and transferred $747,000 and $655,000, respectively, from retained earnings to common stock and capital surplus in the amounts of $57,000 and $55,000, respectively, and $690,000 and $600,000, respectively.

NOTE 24 - RECENTLY ISSUED ACCOUNTING STANDARDS:

            In June 1997, the FASB released SFAS 130, "Reporting Comprehensive Income." SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is the change in equity of a business during a period from transactions and other events and circumstances from nonowner sources and excludes investments by owners and distributions to owners. Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income includes, among other things, the change in the unrealized gain or loss on securities available for sale.

            This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

NOTE 25 - SUBSEQUENT EVENTS

            On February 25, 1998, the Belton Bank and the Clemson Bank each entered into Purchase and Assumption Agreements to acquire certain assets and deposits associated with three branch offices of Carolina First Bank. The Clemson Bank will acquire a branch located in Calhoun Falls, South Carolina which has approximately $5,000,000 in deposits and $600,000 in loans (unaudited). The Belton Bank will acquire two branches in Anderson County, South Carolina which have approximately $39,000,000 in deposits and $1,500,000 in loans (unaudited).

            At the closing, and subject to the terms of the Purchase and Assumption Agreements, the Belton Bank and the Clemson Bank will pay Carolina First Bank a premium of 6.50% on the assumed Carolina First Bank's deposits other than certificates of deposit greater than or equal to $100,000. The assets acquired and the liabilities assumed will be recorded at fair value. The premium will be amortized over fifteen years on a straight-line basis.

            In order to maintain the minimum capital requirements of the Belton Bank, the Company will have to inject additional capital. To fund this capitalization, the Company anticipates a combination of dividends from its subsidiaries, loans from the Banks, loans from a third party, and utilization of liquid assets of the parent. The Clemson Bank's current capital structure will support the acquisition with no capital infusion by the Company.