Form 10-Q
period 1998-03-31
COMMUNITY CAPITAL CORP /SC/
filed 1998-05-14
CIK 832847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

            2,925,912 SHARES OF COMMON STOCK, $1.00 PAR VALUE

                                  PAGE 1 OF 19
                             EXHIBIT INDEX ON PAGE 2

                          COMMUNITY CAPITAL CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION                                     Page No.

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 1998
         and December 31, 1997 .......................................     3

         Condensed Consolidated Statements of Income - Three months ended March 31, 1998 and 1997...................................  4

         Condensed Consolidated Statement of Changes in Shareholders'
         Equity for the three months ended March 31, 1998.............     5

         Condensed Consolidated Statements of Cash Flows - Three months
         ended March 31, 1998 and 1997................................     6

         Notes to Condensed Consolidated Financial Statements........    7-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. .............................      10-16

Item 3   Quantitative and Qualitative Disclosures
         About Market Risk........................................        16


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds................        17

Item 6.  Exhibits and Reports on Form 8-K ........................        17

         (a) Exhibits ............................................     17-19

         (b) Reports on Form 8-K .................................        17

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                              Mar.31, 1998         Dec.31, 1997
                                                                                          ------------------    ------------------

ASSETS:                                                                                     (Unaudited)
Cash and cash equivalents:
  Cash and due from banks                                                                 $            8,581    $            7,347
  Interest-bearing deposit accounts                                                                      461                   415
  Federal funds sold                                                                                   8,200                   350
                                                                                          ------------------    ------------------
    Total cash and cash equivalents                                                                   17,242                 8,112
                                                                                          ------------------    ------------------

Securities:
  Securities available-for-sale                                                                       74,235                73,581
  Securities held-to-maturity (estimated fair value
    of $675 at March 31, 1998 and December 31, 1997)                                                     675                   675
  Nonmarketable equity securities                                                                      3,798                 3,224
                                                                                          ------------------    ------------------
    Total securities                                                                                  78,708                77,480
                                                                                          ------------------    ------------------

Loans receivable                                                                                     156,502               149,127
   Less allowance for loan losses                                                                     (1,780)               (1,531)
                                                                                          ------------------    ------------------
     Loans, net                                                                                      154,722               147,596
                                                                                          ------------------    ------------------

Premises, furniture, and equipment, net                                                                8,095                 8,293
Intangible assets                                                                                      3,036                 3,119
Accrued interest receivable                                                                            2,487                 2,381
Other assets                                                                                           1,988                 1,880
                                                                                          ------------------    ------------------

    Total assets                                                                          $          266,278    $          248,861
                                                                                          ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Deposits:
  Noninterest-bearing                                                                     $           21,224    $           19,460
  Interest-bearing                                                                                   188,742               167,401
                                                                                          ------------------    ------------------
    Total deposits                                                                                   209,966               186,861
Federal funds purchased and securities
  sold under agreements to repurchase                                                                  2,866                11,943
Advances from the Federal Home Loan Bank                                                              18,849                16,350
Accrued interest payable                                                                               1,549                 1,351
Other liabilities                                                                                        610                   428
                                                                                          ------------------    ------------------

    Total liabilities                                                                                233,840               216,933
                                                                                          ------------------    ------------------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value, 10,000,000 shares authorized; 2,925,912 and
  2,905,303 shares issued and outstanding at March 31, 1998
  and December 31, 1997, respectively                                                                  2,926                 2,905
Capital surplus                                                                                       27,698                27,492
Accumulated other comprehensive income                                                                   438                   467
Retained earnings                                                                                      1,376                 1,064
                                                                                          ------------------    ------------------

    Total shareholders' equity                                                                        32,438                31,928
                                                                                          ------------------    ------------------

    Total liabilities and shareholders' equity                                            $          266,278    $          248,861
                                                                                          ==================    ==================


            See notes to condensed consolidated financial statements



                          COMMUNITY CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (Dollars in thousands except for per share data)

                                                                                                 Three Months Ended March 31,
                                                                                          ----------------------------------------
                                                                                                        1998                  1997
                                                                                          ------------------    ------------------
Interest income:
   Loans, including fees                                                                  $            3,471    $            1,891
   Securities, taxable                                                                                 1,023                   349
   Securities, nontaxable                                                                                171                    62
   Other interest income                                                                                  78                    47
                                                                                          ------------------    ------------------
                                                                                                       4,743                 2,349
                                                                                          ------------------    ------------------
Interest expense:
   Deposits                                                                                            2,174                   932
   FHLB advances                                                                                         257                    85
   Other interest expense                                                                                 73                   101
                                                                                          ------------------    ------------------
                                                                                                       2,504                 1,118
                                                                                          ------------------    ------------------

Net interest income                                                                                    2,239                 1,231
Provision for loan losses                                                                                307                    88
                                                                                          ------------------    ------------------
Net interest income after
   provision for loan losses                                                                           1,932                 1,143
                                                                                          ------------------    ------------------


Other operating income:
   Service charges on deposit accounts                                                                   245                   138
   Residential mortgage origination fees                                                                 130                    51
   Commissions from sales of mutual funds                                                                 60                     6
   Other income                                                                                          192                   101
                                                                                          ------------------    ------------------
                                                                                                         627                   296
                                                                                          ------------------    ------------------

Other operating expenses:
   Salaries and benefits                                                                                 972                   583
   Net occupancy expense                                                                                 159                    86
   Amortization of intangible assets                                                                      83                    10
   Furniture and equipment expense                                                                       207                   120
   Other operating expenses                                                                              689                   399
                                                                                          ------------------    ------------------
                                                                                                       2,110                 1,198
                                                                                          ------------------    ------------------

Income before taxes                                                                                      449                   241
Income tax provision                                                                                     137                    82
                                                                                          ------------------    ------------------
Net income                                                                                               312                   159
                                                                                          ------------------    ------------------

Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities
    during the period                                                                                    (29)                 (126)
                                                                                          ------------------    ------------------
Other comprehensive income                                                                               (29)                 (126)
                                                                                          ------------------    ------------------

Comprehensive income                                                                      $              283    $               33
                                                                                          ==================    ==================

Basic net income per share                                                                $             0.11 $                0.08

Diluted net income per share                                                              $             0.10 $                0.08





            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)
                             (Dollars in thousands)




                                                                      Accumulated
                                  Common Stock                           Other                       Total
                              --------------------      Capital      Comprehensive   Retained    Shareholders
                              Shares        Amount      Surplus          Income      Earnings       Equity
Balance,
  December 31, 1997           2,905,303    $ 2,905      $ 27,492       $ 467          $ 1,064       31,928

Proceeds from sales
  of stock to ESOP                4,711          5            74                                        79

Proceeds from
  exercise of
  stock options                  15,898         16           132                                       148

Other comprehensive
  income                                                                (29)                          (29)

Net income
  for the period                                                                          312          312
                             --------------   --------------    --------------   --------------    -------

Balance,
  March 31, 1998              2,925,912    $ 2,926     $  27,698   $     438        $   1,376      $32,438
                              =========    ========    =========   =========        =========      =======


            See notes to condensed consolidated financial statements




                          COMMUNITY CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)
                                                                                               Three Months Ended

                                                                                                    March 31,
                                                                                          1998                   1997
                                                                                       --------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $   312                  $   159
   Adjustments to reconcile net income to
     net cash (used) provided by operating activities:
     Depreciation                                                                          217                      144
     Provision for possible loan losses                                                    307                       88
     Amortization of intangible assets                                                      83                       10
     Amortization less accretion on investments                                              6                        8
     Amortization of deferred loan costs                                                    94                       37
     Disbursements for mortgages held for sale                                          (6,548)                  (2,120)
     Proceeds of sales of residential mortgages                                          5,100                    2,048
     Increase in interest receivable                                                      (106)                     (10)
     Increase in interest payable                                                          198                       84
     Increase in other assets                                                              (92)                     (92)
     Increase in other liabilities                                                         183                       25
                                                                                       ---------                ---------
        Net cash (used) provided by operating activities                                  (246)                     381
                                                                                       ---------                ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                                                   (6,079)                  (7,828)
   Purchases of securities available-for-sale                                           (6,617)                 (11,113)
   Sales of securities available-for-sale                                                1,012                      501
   Maturities of securities available-for-sale                                           4,899                    1,016
   Purchases of nonmarketable equity securities                                           (574)                    (363)
   Purchases of premises and equipment                                                     (19)                    (891)
                                                                                       ---------                ---------
        Net cash used by investing activities                                           (7,378)                 (18,678)
                                                                                       ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of capital stock                                                                     -                   17,000
Proceeds from exercise of stock options                                                    148                       48
   Proceeds from stock sales to employee benefit plan                                       79                       43
   Net increase in deposits accounts                                                    23,105                    5,072
   Proceeds from FHLB borrowings                                                         5,049                    4,075
   Repayments of FHLB borrowings                                                        (2,550)                  (2,949)
   Net decrease in fed funds purchased and repos                                        (9,077)                  (4,891)
                                                                                       ---------                ---------
        Net cash provided by financing activities                                       16,754                   18,398
                                                                                       ---------                ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                9,130                      101
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           8,112                    4,627
                                                                                       ---------                ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  17,242                $   4,728
                                                                                      ==========              ===========



            See notes to condensed consolidated financial statements

                         COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 1998 and for the interim periods ended March 31, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1997 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 1997 Annual Report.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                  Three Months Ended
                                                                                                       March 31
(Dollars in thousands)                                                                        1998                    1997
                                                                                          -----------------    ------------------

CASH PAID DURING THE PERIOD FOR:
   Income taxes                                                                           $          13           $          95
   Interest                                                                                       2,306                   1,048

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Foreclosure on loans                                                                               -                     262

DETAILS OF ACQUISITIONS OF NEW BANKS:
   Fixed assets acquired                                                                              -                     617
   Intangible assets                                                                                  -                     546
   Organizational notes assumed                                                                       -                  (1,163)
                                                                                          ------------------    ------------------
         Cash paid for acquisitions                                                      $            -           $           0
                                                                                         ===================    ===================

NOTE 3 - LONG-TERM DEBT

Advances from the Federal Home Loan Bank were $18,849,000 as of March 31, 1998. Of this amount, the following have scheduled maturities greater than one year:

                         Maturing on                 Interest Rate                  Principal
                         -----------                 -------------                  ---------
                                                 (Dollars in thousands)
                           5/23/2000          5.475% - variable                     $             800
                           9/25/2000          6.38% - fixed                                       600
                           1/30/2001          5.85% - fixed                                     1,000
                           9/24/2002          5.66% - fixed, callable 9/24/99                   1,000
                           2/03/2003          5.97% - fixed                                       149
                           3/26/2008          5.51% - fixed                                     1,500
                                                                                         ------------------

                                            Total long-term debt                          $     5,049
                                                                                         ==================

NOTE 4 - SHAREHOLDERS' EQUITY

During the first quarter of 1998, there were 4,711 shares of stock sold to the Employee Stock Ownership Plan at market prices in the amount of $79,000, and there were 15,898 options exercised by the employees and directors of the Company providing $148,000 of additional capital for the Company.

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

                                                                                   For the Quarter Ended March 31, 1998
                                                                    -----------------------------------------------------------
                                                                          Income               Shares               Per-Share
(Dollars in thousands, except per share)                                (Numerator)         (Denominator)            Amount
                                                                    ------------------    ------------------    ---------------
BASIC EARNINGS PER SHARE
Income available to common shareholders                             $              312             2,915,996    $          0.11
                                                                                                                ===============
EFFECT OF DILUTIVE SECURITIES
Stock options                                                                        -               199,710
                                                                    ------------------    ------------------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions                                          $              312             3,115,706    $          0.10
                                                                     ==================    ==================    ===============

                                                                                For the Quarter Ended March 31, 1997
                                                                    ------------------------------------------------------------
                                                                             Income               Shares               Per-Share
(Dollars in thousands, except per share)                                   (Numerator)         (Denominator)             Amount
                                                                    ------------------    ------------------    ----------------
BASIC EARNINGS PER SHARE
Income available to common shareholders                             $              159             1,986,256    $          0.08
                                                                                                                ===============
EFFECT OF DILUTIVE SECURITIES
Stock options                                                                        -                72,518
                                                                    ------------------    ------------------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions                                          $              159             2,058,774    $          0.08
                                                                    ==================    ==================    ===============



                         COMMUNITY CAPITAL CORPORATION



NOTE 6 - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. Prior periods have been reclassified to reflect the application of the provisions of SFAS 130. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three months ended March 31, 1998 and 1997:


                                                                                   For the Quarter Ended March 31, 1998
                                                                    --------------------------------------------------------------
                                                                            Pre-tax              (Expense)           Net of tax
                                                                             Amount               Benefit              Amount
                                                                    ------------------    ------------------    ------------------
                                                                                          (Dollars in thousands)
Net unrealized gains (losses) on securities
  available for sale arising in 1998                                $              (46)   $               17    $              (29)
                                                                    ------------------    ------------------    ------------------

Other comprehensive income                                          $              (46)   $               17    $              (29)
                                                                    ==================    ==================    ==================


                                                                                   For the Quarter Ended March 31, 1997
                                                                    --------------------------------------------------------------

                                                                            Pre-tax              (Expense)          Net of tax
                                                                             Amount               Benefit             Amount
                                                                    ------------------    ------------------    ------------------
                                                                                          (Dollars in thousands)
Net unrealized gains (losses) on securities
  available for sale arising in 1998                                $             (191)   $               65    $             (126)
                                                                    ------------------    ------------------    ------------------

Other comprehensive income                                          $             (191)   $               65    $             (126)
                                                                    ==================    ==================    ==================


Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                         COMMUNITY CAPITAL CORPORATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company's financial condition as of March 31, 1998 compared to December 31, 1997, and the results of operations for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the three months ended March 31, 1998, net interest income, the major component of the Company's net income, was $2,239,000 compared to $1,231,000 for the same period of 1997, an increase of $1,008,000. The improvement was attributable to an increase in the volume of average earning assets during the period, particularly loans and investment activities, primarily due to the increased number of banks in the Company. Net income has also benefitted from the continued strong loan demand in the Greenwood market and steady growth in all other banks in the Company. The average rates paid on interest-bearing liabilities increased to 5.05% from 4.89% for the three-month periods ended March 31, 1998 and 1997, respectively. The increase is primarily attributable to the new banks, whose principle source of new funds has been certificates of deposit which pay higher rates than either transaction or savings accounts and to increased use of borrowings from the Federal Home Loan Bank to fund loan growth at Greenwood Bank & Trust, Clemson Bank & Trust, and Bank of Barnwell County.

The net interest spread and net interest margin were 3.34% and 3.96%, respectively, for the three-month period ended March 31, 1998, compared to 3.43% and 4.37% for the three-month period ended March 31, 1997.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 1998 and 1997, the provision was $307,000 and $88,000, respectively. The Greenwood and Barnwell banks experienced increases in nonperforming loans for the period ended March 31, 1998. The Company's nonperforming loans totaled $938,000 compared to $225,000 in 1997. As a result, the Greenwood and Barnwell banks provided $223,000 of the $307,000 provision to cover loan growth and the increase associated with the level of nonperforming loans. Based on present information, management believes the allowance for loan losses is adequate at March 31, 1998 to meet presently known and inherent risks in the loan portfolio.

                          COMMUNITY CAPITAL CORPORATION


NONINTEREST INCOME

Total noninterest income for the three months ended March 31, 1998 was $627,000, an increase of $331,000, or 111.8% from the comparable period in 1997.

The increase was primarily due to an increase in service charges, residential mortgage origination fees and commissions on sales of mutual funds and annuities. Service charge income was $245,000 for the three-month period ended March 31, 1998 compared to $138,000 for the comparable period of 1997. Residential mortgage origination fees were $130,000 and commissions on sales of mutual funds and annuities were $60,000 for the period compared to $51,000 and $6,000 in 1997, respectively.

NONINTEREST EXPENSE

Total noninterest expense for the first three months of 1998 was $2,110,000, an increase of $912,000, or 76.1%, when compared to the first three months of 1997.

The primary component of noninterest expense is salaries and benefits which was $972,000 and $583,000 for the three months ended March 31, 1998 and 1997, respectively. The $389,000 increase is the result of the operation of more banks during 1998 compared to 1997. Furniture and equipment expense increased to $207,000 from $120,000 due to an increase in depreciation charges on additional equipment operating throughout the Company due to the new banks. Other operating expenses also increased due to the growth of the Company through the opening of the new banks.

INCOME TAXES

For the three months ended March 31, 1998 and 1997, the effective income tax rate was 30.5% and 34.0%, respectively, and the income tax provision was $137,000 and $82,000, respectively. The decrease in the effective tax rate was due to an increase in tax-exempt income.

NET INCOME

The combination of the above factors resulted in net income of $312,000 for the three months ended March 31, 1998 compared to $159,000 for the comparable period in 1997.

The profitability of the Greenwood bank was supplemented by profits from the Clemson, Belton and Barnwell banks for the three months ended March 31, 1998. The Newberry bank and Community Trust Services Company experienced losses for the quarter.

ASSETS AND LIABILITIES

During the first three months of 1998, total assets grew $17,417,000 or 7.0% when compared to December 31, 1997. Much of the growth was attributable to an increase in the deposit base of the banks which was $23,105,000 for the period.

The demand for quality loans in the Greenwood market remained strong and also contributed to the growth of the asset base.

INVESTMENT SECURITIES

Investment securities increased $1,228,000 during the three-month period. The increase is due to the investment of $654,000 in securities available for sale and $574,000 in nonmarketable equity securities.

                         COMMUNITY CAPITAL CORPORATION


LOANS

Loans receivable increased $7,375,000 or 4.95% since December 31, 1997. This increase was primarily due to the continued strong loan demand in the Greenwood market and growth at the new banks. Balances within the major loan receivable categories as of March 31, 1998 and December 31, 1997 are as follows:


                                                                                     March 31,          December 31,
                                                                                       1998                1997
                                                                          --------------------    --------------------
                                                                                         (Dollars in thousands)
Commercial and agricultural                                               $             29,396    $             33,479
Real estate                                                                             80,292                  71,950
Home equity                                                                             14,662                  14,383
Consumer, installment                                                                   27,086                  24,318
Consumer, credit card and checking                                                       1,594                   1,429
Loans to financial institutions                                                          1,100                   2,600
Residential mortgages held for sale
  & other                                                                                2,372                     968
                                                                          --------------------    --------------------
                                                                          $            156,502    $            149,127
                                                                          ====================    ====================

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                                                                    March 31,
                                                                                  ---------------------------------------
                                                                                      1998                         1997
                                                                                  ---------------------------------------
Loans:                                                                                      (Dollars in thousands)
   Nonaccrual loans                                                              $                614          $               135

   Accruing loans more than 90
     days past due                                                               $                324          $                90

Loans identified by the internal review mechanism:

   Criticized                                                                    $              2,875          $             2,712
   Classified                                                                    $              3,467          $             2,242

Activity in the Allowance for Loan Losses
  is as follows:                                                                          1998                             1997
                                                                                     ---------------------------------------------
                                                                                                 (Dollars in thousands)
Balance, January 1,                                                              $              1,531         $                837
Provision for loan losses for the period                                                          307                           88
Chargeoffs                                                                                        (65)                           -
Recoveries                                                                                          7                            -
                                                                                  --------------------         -------------------

Balance, end of period                                                           $              1,780         $                925
                                                                                 ====================         ====================

Gross loans outstanding, end of period                                           $            156,502         $             86,984

Allowance for loan losses to loans
  outstanding                                                                                   1.14%                        1.06%


                         COMMUNITY CAPITAL CORPORATION


PREMISES AND EQUIPMENT

Equipment purchases during the first quarter of 1998 were $19,000 for all institutions. The computer main frame will need upsizing during 1998 as new accounts are added and there will be additional equipment purchases related to this upgrade.

DEPOSITS

Total deposits increased $23,105,000 or 12.36% from December 31, 1997. Expressed in percentages, noninterest-bearing deposits increased 9.1% and interest-bearing deposits increased by 12.7%.

Balances within the major deposit categories as of March 31, 1998 and December 31, 1997 are as follows:


                                                                                      March 31,             December 31,
                                                                                        1998                    1997
                                                                                    ------------            ------------
                                                                                             (Dollars in thousands)
Noninterest-bearing demand deposits                                                 $     21,224            $     19,460
Interest-bearing demand deposits                                                          35,014                  30,562
Money market accounts                                                                     25,249                  20,812
Savings deposits                                                                          16,745                  15,127
Certificates of deposit                                                                  111,734                 100,900
                                                                                -----------------      -----------------

                                                                                    $    209,966            $    186,861
                                                                                =================      =================



LONG-TERM DEBT

Advances from the Federal Home Loan Bank were $18,849,000 as of March 31, 1998. Of this amount, the following have scheduled maturities greater than one year:


          Maturing on           Interest Rate                     Principal
         -------------       -----------------                    ---------
                            (Dollars in thousands)
         5/23/2000           5.475% - variable                    $     800
         9/25/2000            6.38% - fixed                             600
         1/30/2001            5.85% - fixed                           1,000
         9/24/2002            5.66% - fixed, callable 9/24/99         1,000
         2/03/2003            5.97% - fixed                             149
         3/26/2008            5.51% - fixed                           1,500
                                                                 ----------
                           Total long-term debt                   $   5,049
                                                                 ==========

SUBSEQUENT EVENTS

On February 25, 1998, the Belton Bank and the Clemson Bank each entered into Purchase and Assumptions Agreements to acquire certain assets and deposits associated with three branch offices of Carolina First Bank. The Clemson Bank will acquire a branch located in Abbeville County, South Carolina which has approximately $5,000,000 in deposits and $600,000 in loans (unaudited). The Belton Bank will acquire two branches in Anderson County, South Carolina which have approximately $39,000,000 in deposits and $1,500,000 in loans (unaudited).

                          COMMUNITY CAPITAL CORPORATION

At the closing, and subject to the terms of the Purchase and Assumption Agreements, the Belton Bank and the Clemson Bank will pay Carolina First a premium of 6.50% on the assumed Carolina First Bank's deposits other than certificates of deposit greater than or equal to $100,000. The assets acquired and the liabilities assumed will be recorded at fair value. The premium will be amortized over fifteen years on a straight-line basis.

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

The Greenwood Bank sold the office located in Ninety Six, South Carolina to The Palmetto Bank of Laurens, South Carolina. The transaction was completed in April, 1998 and consisted of the sale of deposits only, on which the Greenwood Bank received a 6% premium and the assumption by The Palmetto Bank of a ground lease. The total deposits were approximately $2.2 million and resulted in a corresponding reduction of assets by the Greenwood Bank. The loans, equipment, and building were retained by the Greenwood Bank.

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

The following table summarizes the capital ratios of the Company and its banking subsidiaries and the regulatory minimum requirements at March 31, 1998:


                                                                   Tier 1                 Total                     Tier 1
                                                               Risk Based              Risk Based                Leverage
Actual ratio:
  Community Capital Corporation                                  16.33%                  17.34%                   11.51%
  Greenwood Bank & Trust                                         10.81                   11.81                     8.18
  Clemson Bank & Trust                                           17.32                   18.36                    14.32
  The Bank of Barnwell County                                    13.22                   14.27                     7.92
  The Bank of Belton                                             25.79                   26.82                    17.58
  The Bank of Newberry County                                    26.27                   27.07                    16.12

Regulatory minimums:
 For capital adequacy purposes                                    4.00                    8.00                     4.00
 To be well-capitalized under
    prompt action provisions                                      6.00                   10.00                     5.00


                         COMMUNITY CAPITAL CORPORATION


LIQUIDITY AND CAPITAL RESOURCES

Shareholders' equity was increased by the $148,000 proceeds from the exercise of stock options, the $79,000 proceeds from sales of stock to the Employee Stock Ownership Plan, and net income of $312,000. Due to changes in the market rates of interest, the fair value of the Company's securities available for sale decreased which had the effect of decreasing shareholders' equity by $29,000 net of the deferred tax effects for the three months ended March 31, 1998 when compared to December 31, 1997.

For the near term, maturities and sales of securities available for sale are expected to be a primary source of liquidity as the Company and its subsidiary banks deploy these funds into loans to achieve the desired mix of assets and liabilities. The Company also expects to build its deposit base in its new markets. Short-term borrowings by the banks are not expected to be a primary source of liquidity for the near term; however, the Company has approximately $22,325,000 of unused lines of credit to purchase federal funds.

On February 25, 1998, the Belton Bank and the Clemson Bank each entered into Purchase and Assumption Agreements to acquire certain assets and deposits associated with three branch offices of Carolina First Bank. The purchase will provide additional deposits to the company of approximately $44,000,000 and loans of $2,100,000. The Clemson Bank will not require any additional capital to absorb their increase in size while the Belton Bank will require approximately $5,000,000 in additional capital requirements. Plans are to raise $2,200,000 internally through borrowings from the banks by the company, to borrow $2,500,000 externally and the balance will come from the company's cash reserves. The Greenwood Bank sold the deposits of the Ninety Six office to Palmetto Bank of Laurens in April, 1998. Loans, equipment and buildings were retained by the Greenwood Bank. The deposits were $2,200,000 for which the Greenwood Bank received a 6% premium. The reduction of assets resulting from the sale of these deposits improved the capital ratios for the Greenwood Bank.

REGULATORY MATTERS

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

THE YEAR 2000

During 1997, the Company commenced a year 2000 date conversion project to address all necessary code changes, testing and implementation. Failure to address the issue could result in computer applications which fail or create erroneous results by or at the year 2000. Bank regulators have established minimum guidelines for banks in addressing the year 2000 issue. The regulators are monitoring the progress of banks in complying with these guidelines and have the option of taking regulatory action for banks which have not made satisfactory progress in addressing the year 2000 issue. The regulators have recently examined the Company for the year 2000 compliance issues and have reported that the Company currently is on schedule at this time to meet year 2000 requirements.

The Company is utilizing both internal and external resources to identify, correct and test the systems for the year 2000 compliance. The Company has contacted its primary processing vendors, and the vendors have developed plans to address processing transactions in the year 2000. Management does not expect the year 2000 compliance expense to have a material effect on the Company's earnings.

COMMUNITY CAPITAL CORPORATION

 Maintenance or modification costs will be expenses as incurred, while the costs of new software will be capitalized over the software's useful life. While the current mainframe is year 2000 compatible the Company plans to upgrade the mainframe in order to meet the requirements generated by the growth of the Company.

ACCOUNTING RULE CHANGES

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. The Company reported comprehensive income in its condensed consolidated financial statements as of March 31, 1998 and reclassified prior periods to reflect the application of SFAS 130.

ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations.

Factors which could cause actual results to differ from expectations include, among other things, the challenges, costs and complications associated with the continued development of the Company's recently acquired community bank subsidiaries (the "New Banks") as start-up operations with no history of operating profits; the ability of the Company to effectively integrate and staff the operations of the New Banks as well as the operations allocated to the base of deposits acquired in connection with branch acquisitions; the ability of the Company to retain and deploy in a timely manner the cash associated with branch acquisitions into assets with satisfactory yields and credit risk profiles; the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of the Company; the Company's dependence on senior management; competition from existing financial institutions operating in the Company's market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks and more comprehensive services; the potential adverse impact on net income of rapidly declining interest rates; adverse changes in the general economic conditions in the geographic markets served by the Company; the challenges and uncertainties in the implementation of the Company's expansion and development strategies; the potential negative effects of future legislation affecting financial institutions; and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable, as the Company qualifies as a "small business issuer" under regulation S-B promulgated by the Securities and Exchange Commission.


                          COMMUNITY CAPITAL CORPORATION
                           PART II - OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended March 31, 1998, the Company sold an aggregate of 4,711 shares of Common Stock to its Employee Stock Ownership Plan without registration under the Securities Act of 1933, as amended (the "1933 Act"). The following sets forth the dates and amount of such sales:


        Date                                                    Shares                                Proceeds
  ---------------                                    --------------------                        -------------
  January 7, 1998                                               925                               $     13,875
  February 8, 1998                                            1,867                                     29,909
  March 5, 1998                                                 971                                     17,478
  March 31, 1998                                                948                                     17,420


In each case, all of the shares were sold at the quoted market price at the time of sale and were issued pursuant to the exemption from registration contained in
Section 4(2) of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that the purchaser was given and had access to detailed financial information with respect to the Company and possessed requisite financial sophistication. The Company did not sell any other equity securities during the quarter ended March 31, 1998 which were not registered under the 1933 Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits

               27.  Financial Data Schedule

       (b) The Company filed a report on Form 8-K on March 2, 1998, reporting that two of its wholly-owned banks, The Bank of Belton and Clemson Bank & Trust, announced on February 26, 1998, the signing of definitive agreements for the acquisition of three of Carolina First Bank's branch offices. The transactions are expected to be closed during the second quarter of 1998, pending regulatory approval and other conditions of closing. The report on Form 8-K included, as an exhibit, a copy of the press release announcing the agreements. No financial statements were filed with that report.

Items 1, 3, 4, and 5 are not applicable.

                          COMMUNITY CAPITAL CORPORATION
                           PART II - OTHER INFORMATION


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COMMUNITY CAPITAL CORPORATION



                           By:/s/ William G. Stevens
                               ----------------------
                               William G. Stevens
                               President &
                               Chief Executive Officer



Date: May 13, 1998         By: /s/ James H. Stark
                               -----------------------
                               James H. Stark
                               Chief Financial Officer