Form 10-Q
period 1998-06-30
COMMUNITY CAPITAL CORP /SC/
filed 1998-08-14
CIK 832847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q

        X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      ----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

            2,938,982 SHARES OF COMMON STOCK, $1.00 PAR VALUE

                                  PAGE 1 OF 23
                             EXHIBIT INDEX ON PAGE 2

                          COMMUNITY CAPITAL CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 1998
         and December 31, 1997 .......................................         3

         Condensed Consolidated Statements of Operations - Six months
         and three months ended June 30, 1998 and 1997................         4

         Condensed Consolidated Statements of Comprehensive Income -
         Six months and three months ended June 30, 1998 and 1997.....         5

         Condensed Consolidated Statement of Changes in Shareholders'
         Equity - Six months ended June 30, 1998......................         6

         Condensed Consolidated Statements of Cash Flows - Six months
         ended June 30, 1998 and 1997.................................         7

         Notes to Condensed Consolidated Financial Statements.........      8-12

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations. ..............................     13-20

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk............................................        20


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds....................        21

Item 4.  Submission of Matters to a Vote of Security Holders..........        21

Item 6.  Exhibits and Reports on Form 8-K ............................        21

         (a) Exhibits ................................................        21

             27. Financial Data Schedule..............................        23

         (b) Reports on Form 8-K .....................................        21

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                             June 30, 1998          Dec.31, 1997
                                                                                           -----------------    ------------------
ASSETS:                                                                                       (Unaudited)
Cash and cash equivalents:
  Cash and due from banks                                                                 $            8,190    $            7,347
  Interest-bearing deposit accounts                                                                      489                   415
  Federal funds sold                                                                                  13,240                   350
                                                                                          ------------------    ------------------
    Total cash and cash equivalents                                                                   21,919                 8,112
                                                                                          ------------------    ------------------

Securities:
  Securities available-for-sale                                                                      103,197                73,581
  Securities held-to-maturity (estimated fair value
    of $675 at June 30, 1998 and December 31, 1997)                                                      675                   675
  Nonmarketable equity securities                                                                      3,798                 3,224
                                                                                          ------------------    ------------------
    Total securities                                                                                 107,670                77,480
                                                                                          ------------------    ------------------

Loans receivable                                                                                     165,312               149,127
   Less allowance for loan losses                                                                     (2,002)               (1,531)
                                                                                          ------------------    ------------------
     Loans, net                                                                                      163,310               147,596
                                                                                          ------------------    ------------------

Premises, furniture, and equipment, net                                                                8,448                 8,293
Intangible assets                                                                                      5,751                 3,119
Other assets                                                                                           4,700                 4,261
                                                                                          ------------------    ------------------

    Total assets                                                                          $          311,798    $          248,861
                                                                                          ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Deposits:
  Noninterest-bearing                                                                     $           22,409    $           19,460
  Interest-bearing                                                                                   233,382               167,401
                                                                                          ------------------    ------------------
    Total deposits
                                                                                                     255,791               186,861
Federal funds purchased and securities
  sold under agreements to repurchase                                                                  1,445                11,943
Advances from the Federal Home Loan Bank                                                              15,849                16,350
Other borrowed funds                                                                                   3,275                     -
Other liabilities                                                                                      2,444                 1,779
                                                                                          ------------------    ------------------

    Total liabilities                                                                                278,804               216,933
                                                                                          ------------------    ------------------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value, 10,000,000 shares authorized; 2,935,589 and
  2,905,303 shares issued and outstanding at June 30, 1998
  and December 31, 1997, respectively                                                                  2,935                 2,905
Capital surplus                                                                                       27,826                27,492
Accumulated other comprehensive income                                                                   461                   467
Retained earnings                                                                                      1,772                 1,064
                                                                                          ------------------    ------------------

    Total shareholders' equity                                                                        32,994                31,928
                                                                                          ------------------    ------------------

    Total liabilities and shareholders' equity                                            $          311,798    $          248,861
                                                                                          ==================    ==================

            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands except for per share data)

                                                                 Six Months Ended                    Three Months Ended
                                                                      June 30,                             June 30,
                                                          -------------------------------       -------------------------------
                                                                1998           1997                   1997            1998
                                                          --------------   --------------       --------------  ---------------
1997
Interest income:
   Loans, including fees                                  $        7,174  $        4,452        $        3,703  $         2,561
   Securities, taxable                                             2,069            1,092                1,046              743
   Securities, nontaxable                                            345              182                  174              120
   Other interest income                                             189              137                  111               90
                                                          --------------   --------------       --------------  ---------------
                                                                   9,777            5,863                5,034            3,514
                                                          ---------------   -------------   -    --------------  ---------------
Interest expense:
   Deposits                                                        4,565            2,504                2,391            1,572
   FHLB advances                                                     489              163                  232               78
   Other interest expense                                            111              123                   38               22
                                                          --------------   --------------       --------------  ---------------
                                                                   5,165            2,790                2,661            1,672
                                                          --------------   --------------       --------------  ---------------

Net interest income                                                4,612            3,073                2,373            1,842
Provision for loan losses                                            593              224                  286              136
                                                          --------------   --------------       --------------  ---------------
Net interest income after provision
  for loan losses                                                  4,019            2,849                2,087            1,706
                                                          --------------   --------------       --------------  ---------------


Other operating income:
   Service charges on deposit accounts                               567              375                  322              237
   Residential mortgage origination fees                             302              108                  172               57
   Commissions from sales of mutual funds                             77               12                   32                5
   Fees for trust services                                            33               12                   20               10
   Gain on sales of securities                                        19                -                   19                -
   Gain on sale of branch                                            130                -                  130                -
   Other income                                                      349              226                  155              128
                                                          --------------   --------------       --------------  ---------------
                                                                   1,477              733                  850              437
                                                          --------------   --------------       --------------  ---------------

Other operating expenses:
   Salaries and benefits                                           2,104            1,606                1,132            1,023
   Net occupancy expense                                             322              199                  163              113
   Amortization of intangible assets                                 175               81                   92               71
   Furniture and equipment expense                                   433              284                  226              164
   Other operating expenses                                        1,526              801                  837              402
                                                          --------------   --------------       --------------  ---------------
                                                                   4,560            2,971                2,450            1,773
                                                          --------------   --------------       --------------  ---------------

Income before taxes                                                  936              611                  487              370

Income tax provision                                                 228              183                   91              101
                                                          --------------   --------------       --------------  ---------------

Net income                                                $          708   $          428       $          396  $           269
                                                          ==============   ==============       ==============  ===============


Basic net income per share                                $         0.24    $        0.18       $         0.13  $         0.09

Diluted net income per share                              $         0.23    $        0.17       $         0.13  $         0.09

            See notes to condensed consolidated financial statements



                          COMMUNITY CAPITAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                            Six Months Ended                   Three Months Ended
                                                                June 30,                             June 30,
                                                    -------------------------------      --------------------------------
                                                         1998             1997                 1998           1997
                                                    --------------    -------------      ---------------   -------------

Net income                                          $          708   $          428       $          396  $           269
                                                    --------------   --------------       --------------  ---------------

Other comprehensive income, net of tax:
   Unrealized gains (losses)
     on securities during
     the period                                                  7             (128)                  36               (2)
   Less: reclassification
     adjustment for gains
     included in net income                                    (13)               -                  (13)               -
                                                    --------------   --------------       --------------  ---------------
Other comprehensive income                                      (6)            (128)                  23               (2)
                                                    --------------   --------------       --------------  ---------------

Comprehensive income                                $          702   $          300       $          419  $           267
                                                    ==============   ==============       ==============  ===============

            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                              Accumulated
                                    Common Stock                                 Other                           Total
                               -----------------------          Capital      Comprehensive     Retained       Shareholders'
                               Shares           Amount          Surplus         Income         Earnings          Equity
                               ------           ------          -------         ------         --------          ------
Balance,
 December 31, 1997           2,905,303       $    2,905       $   27,492      $      467      $     1,064         31,928

Proceeds from sales
 of stock to ESOP                9,067                9              144                                             153

Proceeds from
  exercise of
  stock options                 21,219               21              190                                             211

Other comprehensive
  income                                                                              (6)                             (6)

Net income
  for the period                                                                                     708             708
                            ----------       ----------       ----------      ----------      -------------    ------------

Balance,
  June 30, 1998              2,935,589       $    2,935       $   27,826      $      461      $     1,772      $  32,994
                            ==========       ==========       ==========      ==========      =============    ============

            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                              ----------------------
                                                                  1998          1997
                                                                  ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $    708      $    428
   Adjustments to reconcile net income to
     net cash (used) provided by operating activities:
     Depreciation                                                  426           351
     Provision for possible loan losses                            593           224
     Amortization of intangible assets                             175            81
     Amortization less accretion on investments                     16            19
     Amortization of deferred loan costs                           206            76
     Gain on sales of securities available-for-sale                (19)            -
     Gain on sale of branch                                       (130)            -
     Loss on sales of premises and equipment                        20             -
     Disbursements for mortgages held for sale                 (12,980)       (3,709)
     Proceeds of sales of residential mortgages                 12,542         3,608
     Increase in interest receivable                              (192)         (683)
     Increase in interest payable                                   69           241
     Increase in other assets                                     (228)       (2,501)
     Increase in other liabilities                                 240            56
                                                              --------      --------
        Net cash (used) provided by operating activities         1,446        (1,809)
                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                          (13,937)      (20,211)
   Purchases of securities available-for-sale                  (47,723)      (42,875)
   Sales of securities available-for-sale                        3,531           500
   Maturities of securities available-for-sale                  14,570         4,670
   Purchases of securities held-to-maturity                          -          (700)
   Purchases of nonmarketable equity securities                   (574)         (489)
   Purchases of premises and equipment                            (442)       (2,005)
   Proceeds from sales of premises and equipment                   477             -
   Acquisition of branches                                      38,423        35,761
   Net cash outflow from sale of branch                         (2,049)            -
                                                              --------      --------
        Net cash used by investing activities                   (7,724)      (25,349)
                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of capital stock                                             -        16,948
   Proceeds from exercise of stock options                         211            48
   Proceeds from stock sales to ESOP                               153            52
   Net increase in deposit accounts                             27,445        13,036
   Proceeds from FHLB borrowings                                 5,049         5,675
   Repayments of FHLB borrowings                                (5,550)       (5,483)
   Proceeds from other borrowings                                3,275             -
   Net decrease in fed funds purchased and repos               (10,498)       (1,895)
                                                              --------      --------
        Net cash provided by financing activities               20,085        28,381
                                                              --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       13,807         1,223

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   8,112         4,627
                                                              --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 21,919      $  5,850
                                                              ========      ========

            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 1998 and for the interim periods ended June 30, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1997 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 1997 Annual Report.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                     Six Months Ended
                                                                          June 30
                                                              --------------------------
(Dollars in thousands)                                             1998           1997
                                                                   ----           ----
CASH PAID DURING THE PERIOD FOR:
   Income taxes                                               $    127          $    177
   Interest                                                      5,096             2,549

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Foreclosure on loans                                             --               262

DETAILS OF ACQUISITIONS OF NEW BRANCHES:
   Loans, including accrued interest receivable               $  2,197          $ 15,110
   Allowance for loan losses from acquisition                      (38)             (255)
   Premises and equipment                                          636             2,007
   Intangible core deposit premiums                              2,807             2,502
   Deposits, including accrued interest payable                (44,015)          (55,051)
   Other, net                                                      (10)              (74)
                                                              --------          --------
         Cash received for net liabilities assumed            $(38,423)         $(35,761)
                                                              ========          ========

NOTE 3 - LONG-TERM DEBT

Advances from the Federal Home Loan Bank of Atlanta to the banking subsidiaries were $15,849,000 as of June 30, 1998. Of this amount, the following have scheduled maturities greater than one year:

  Maturing on                   Interest Rate                  Principal
  -----------          -------------------------------        -----------
                          (Dollars in thousands)
    5/23/2000          5.55% - variable                       $       800
    9/25/2000          6.38% - fixed                                  600
    1/30/2001          5.85% - fixed                                1,000
    9/24/2002          5.66% - fixed, callable 9/24/99              1,000
    2/03/2003          5.97% - fixed                                  149
    3/26/2008          5.51% - fixed                                1,500
                                                              -----------
                     Total long-term debt                     $     5,049
                                                              ===========

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - LONG-TERM DEBT - CONTINUED

The parent company has drawn $3,250,000 of a $3,500,000 line of credit from The Bankers Bank pursuant to the terms of a note dated June 12, 1998. The proceeds were used for capital infusion in The Bank of Belton which were needed to maintain its minimum capital ratios (see Note 8). The outstanding principal balance plus interest accrued at a rate of 7.65% are payable on August 12, 1998. At maturity, the Company expects the loan to be renewed with long-term financing.

NOTE 4 - SHAREHOLDERS' EQUITY

During the first six months of 1998, there were 9,067 shares of stock sold to the Employee Stock Ownership Plan at market prices in the amount of $153,000, and there were 21,219 options exercised by the employees and directors of the Company providing $211,000 of additional capital for the Company.

NOTE 5 - STOCK OPTIONS

At the annual shareholders' meeting on May 27, 1998, the shareholders approved the Company's 1997 Stock Incentive Plan which provides for the granting of awards of stock options, stock appreciation rights, or restricted stock of up to 2,000,000 shares, adjusted for stock dividends of the Company's common stock, to officers, employees, and directors of and consultants for the Company. The Company may grant awards for a term of up to ten years from the effective date of grant. The per-share exercise price of incentive stock options may not be less than the fair market value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 50% of the fair market value of a share on the effective date of grant.

On June 24, 1998, the Company granted 132,600 options pursuant to the terms of the Company's 1997 Stock Incentive Plan. The options are exercisable one year from the date of grant at a price of $16.63 per share and expire June 24, 2003.

NOTE 6 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the six- and three-month periods ended June 30, 1998 and 1997 are as follows:

(Dollars in thousands except for                               Six Months Ended                  Three Months Ended
 per share data)                                                    June 30                            June 30
                                                      -----------------------------         -----------------------------
                                                            1998             1997              1998               1997
                                                            ----             ----              ----               ----
BASIC EARNINGS PER SHARE:
NUMERATOR:
   Income available to shareholders,
     as reported                                      $      708         $      428         $      396         $      269
                                                      ----------         ----------         ----------         ----------
DENOMINATOR:
   Average number of shares of common
     stock outstanding                                 2,922,937          2,443,136          2,929,802          2,894,995
                                                      ----------         ----------         ----------         ----------

BASIC EARNINGS PER SHARE                              $     0.24         $     0.18         $     0.13         $     0.09
                                                      ==========         ==========         ==========         ==========

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - EARNINGS PER SHARE - CONTINUED

(Dollars in thousands except for                                  Six Months Ended                     Three Months Ended
 per share data)                                                      June 30                               June 30
                                                         -----------------------------         -----------------------------
                                                               1998               1997               1998               1997
                                                               ----               ----               ----               ----
DILUTED EARNINGS PER SHARE:
NUMERATOR:
   Income available to stockholders,
     as reported                                         $      708         $      428         $      396         $      269
                                                         ----------         ----------         ----------         ----------
DENOMINATOR:
   Average number of shares of common
     stock outstanding                                    2,922,937          2,443,136          2,929,802          2,894,995
   Shares issuable upon exercise
     of stock options                                       202,680             78,545            213,470             84,506
                                                         ----------         ----------         ----------         ----------

   Total shares                                           3,125,617          2,521,681          3,143,272          2,979,501
                                                         ----------         ----------         ----------         ----------

DILUTED EARNINGS PER SHARE                               $     0.23         $     0.17         $     0.13         $     0.09

Weighted average of antidilutive
   stock options not included in
   above computation                                           --              108,949               --              125,802
                                                         ==========         ==========         ==========         ==========

NOTE 7 - ADOPTION OF ACCOUNTING PRINCIPLE

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. Prior periods have been reclassified to reflect the application of the provisions of SFAS 130. The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects for the six- and three-month periods ended June 30, 1998 and 1997.

(Dollars in thousands)                                Pre-tax       (Expense)      Net of tax
FOR THE SIX MONTHS ENDED JUNE 30, 1998:                Amount        Benefit         Amount
---------------------------------------                ------        -------         ------
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                       $         9    $         2    $       7
  Less: reclassification adjustment
    for gains realized in net income                        (19)             6          (13)
                                                    -----------    -----------    ---------
Net unrealized gains (losses) on
  securities                                                (10)             4           (6)
                                                    -----------    -----------    ---------

Other comprehensive income                          $       (10)   $         4    $      (6)
                                                    ===========    ===========    =========

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - ADOPTION OF ACCOUNTING PRINCIPLE - CONTINUED

(Dollars in thousands)                                    Pre-tax             (Expense)            Net of tax
FOR THE SIX MONTHS ENDED JUNE 30, 1997:                    Amount              Benefit               Amount
                                                           -----                -----                -----
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                              $(194)               $  66                $(128)
  Less: reclassification adjustment for
    gains realized in net income                            --                   --                   --
                                                           -----                -----                -----
Net unrealized gains (losses) on
  securities                                                (194)                  66                 (128)
                                                           -----                -----                -----

Other comprehensive income                                 $(194)               $  66                $(128)
                                                           =====                =====                =====


FOR THE THREE MONTHS ENDED JUNE 30, 1998:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                              $  55                $ (19)               $  36
  Less: reclassification adjustment for
    gains realized in net income                             (19)                   6                  (13)
                                                           -----                -----                -----
Net unrealized gains (losses) on
  securities                                                  36                  (13)                  23
                                                           -----                -----                -----

Other comprehensive income                                 $  36                $ (13)               $  23
                                                           =====                =====                =====


FOR THE THREE MONTHS ENDED JUNE 30, 1997:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                              $  (3)               $   1                $  (2)
  Less: reclassification adjustment for
    gains realized in net income                            --                   --                   --
                                                           -----                -----                -----
Net unrealized gains (losses) on
  securities                                                  (3)                   1                   (2)
                                                           -----                -----                -----

Other comprehensive income                                 $  (3)               $   1                $  (2)
                                                           =====                =====                =====

NOTE 8 - ACQUISITION OF BRANCHES

On February 25, 1998, The Bank of Belton (the Belton Bank) and Clemson Bank & Trust (the Clemson Bank) each entered into Purchase and Assumptions Agreements to acquire certain assets and deposits associated with three branch offices of Carolina First Bank. On June 15, 1998, the Clemson Bank acquired a branch located in Abbeville County, South Carolina which had approximately $4,700,000 in deposits and $580,000 in loans (unaudited), and the Belton Bank acquired two branches in Anderson County, South Carolina which had approximately $39,000,000 in deposits and $1,600,000 in loans (unaudited).

At the closing, and subject to the terms of the Purchase and Assumption Agreements, the Belton Bank and the Clemson Bank paid Carolina First a premium of 6.50% on the assumed Carolina First Bank's deposits other than certificates of deposit greater than or equal to $100,000. The assets acquired and the liabilities assumed were recorded at fair value. The premium is being amortized over fifteen years on a straight-line basis.

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - ACQUISITION OF BRANCHES - CONTINUED

In order to maintain the minimum capital requirements of the Belton Bank, the Company injected $4,775,000 additional capital. To fund this capitalization, the Company used a combination of dividends from its subsidiaries, loans from the subsidiary banks, loans from a third party (see Note 3), and utilization of liquid assets of the parent. The Clemson Bank's current capital structure was able to support the acquisition with no capital infusion by the Company.

The principal assets acquired and liabilities assumed in the purchase are summarized as follows:

     (Dollars in thousands)

Loans, including accrued interest receivable                    $  2,197
Allowance for loan losses from acquisition                           (38)
Premises and equipment                                               636
Intangible core deposit premiums                                   2,807
Deposits, including accrued interest payable                     (44,015)
Other, net                                                           (10)
                                                                --------

         Cash received for net liabilities assumed              $(38,423)
                                                                ========

The Company has not presented proforma financial information because the Carolina First Bank branches do not constitute a business, and income statement information was either not available or incomplete.

NOTE 9 - SALE OF BRANCH

Greenwood Bank & Trust (the Greenwood Bank) sold the office located in Ninety Six, South Carolina to The Palmetto Bank of Laurens, South Carolina. The transaction was completed in April, 1998 and consisted of the sale of deposits only, on which the Greenwood Bank received a 6% premium and the assumption by The Palmetto Bank of a ground lease. The total deposits were approximately $2.2 million and resulted in a corresponding reduction of assets by the Greenwood Bank. The loans, equipment, and building were retained by the Greenwood Bank.

The $130,000 gain from the sale of the branch is included in the statements of operations.

NOTE 10 - CONTINGENCIES

The Greenwood Bank has been named as a defendant in a lawsuit brought by a residential homebuilder. The lawsuit centers on a contract to construct a house for a bank officer. Causes of action are alleged for intentional infliction of emotional distress, unfair trade practices, fraud and civil conspiracy. The Greenwood Bank intends to vigorously defend the lawsuit. No estimate can be made at this early stage of the litigation of the amount of a potential verdict, if any. Liability insurance may be available, but the existence and amount of available liability insurance is unknown at present.

                          COMMUNITY CAPITAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company's financial condition as of June 30, 1998 compared to December 31, 1997, and the results of operations for the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

Effective June 15, 1998, the Belton Bank and the Clemson Bank acquired certain assets and assumed certain liabilities of three branch offices of Carolina First Bank pursuant to the terms of Purchase and Assumption Agreements dated February 25, 1998 (the "Purchase of the Branches").

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the six months ended June 30, 1998, net interest income, the major component of the Company's net income, was $4,612,000 compared to $3,073,000 for the same period of 1997, an increase of $1,539,000. For the three months ended June 30, 1998, net interest income was $2,373,000 compared to $1,842,000 for the comparable period of 1997. The improvements in the 1998 periods were attributable to the increase in the volume of average earning assets, particularly loans and investment securities, primarily due to the increased number of banks in the Company and growth from branch purchases. The positive influences of Company growth on net interest income have been partially offset by an increase in the cost of funds. The average rate paid on interest-bearing liabilities increased to 4.99% from 4.75% for the six-month periods ended June 30, 1998 and 1997, respectively. The increase is primarily attributable to the new banks, whose principle source of new funds has been certificates of deposit which pay higher rates than either transaction or savings accounts and to increased use of borrowings from the Federal Home Loan Bank to fund loan growth at the Greenwood Bank, the Clemson Bank, and Bank of Barnwell County (the Barnwell Bank).

The net interest spread and net interest margin were 3.29% and 3.90%, respectively, for the six-month period ended June 30, 1998, compared to 3.60% and 4.38% for the six-month period ended June 30, 1997.

                          COMMUNITY CAPITAL CORPORATION


PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 1998 and 1997, the provision was $593,000 and $224,000, respectively. For the three months ended June 30, 1998 and 1997, the provision for loan losses was $286,000 and $136,000, respectively. The Greenwood and Barnwell Banks experienced increases in nonperforming loans for the period ended June 30, 1998. The Company's nonperforming loans totaled $780,000 compared to $198,000 in 1997. As a result, the Greenwood and Barnwell Banks provided $441,000 of the $593,000 provision to cover loan growth and the increase in the level of nonperforming loans. The increase in the level of nonperforming loans at the Barnwell Bank was attributable to a large number of small-dollar consumer loans originated during the fourth quarter of 1997 and the beginning of 1998. Management believes that it has identified and addressed the loan problems at the Barnwell Bank and that it has implemented procedures to deter these problems in the future; however, there is no guarantee that future chargeoffs and provisions charged to expense will not be required. Based on present information, management believes the allowance for loan losses is adequate at June 30, 1998 to meet presently known and inherent risks in the loan portfolio.

NONINTEREST INCOME

Total noninterest income for the six months ended June 30, 1998 was $1,477,000, an increase of $744,000 compared to $733,000 for the six months ended June 30, 1997. Total noninterest income for the quarter ended June 30, 1998 was $850,000, or 94.5% higher than the second quarter of 1997.

The increases for both the six- and three-month periods ending June 30, 1998 were due to the $130,000 gain realized on the sale of the Greenwood Bank's branch in Ninety Six, South Carolina on April 18, 1998 and the increase in fees on residential mortgage originations to $302,000 and $172,000 for the six and three months ended June 30, 1998 from $108,000 and $57,000 for the comparable periods of 1997. The increase in mortgage origination fees was due to the industry-wide decrease in residential mortgage rates resulting in home refinancing. Service charges on deposit accounts were $567,000 and $375,000 during the six months ending June 30, 1998 and 1997, respectively and were $322,000 and $237,000 for the three months ending June 30, 1998 and 1997, respectively. The increases were primarily attributable to the opening and capitalization of three new banks during 1997 and the assumption of approximately $98,000,000 in deposits from branch acquisitions during the past 16 months.

NONINTEREST EXPENSE

Total noninterest expense for the first six months of 1998 was $4,560,000, an increase of $1,589,000, or 53.5%, when compared to the first six months of 1997. For the quarter ended June 30, 1998, noninterest expense was $2,450,000, an increase of $677,000, or 38.2%, over the comparable period of 1997.

                          COMMUNITY CAPITAL CORPORATION

The primary component of noninterest expense is salaries and benefits which was $2,104,000 and $1,606,000 for the six months ended June 30, 1998 and 1997, respectively and $1,132,000 and, $1,023,000 for the three months ending June 30, 1998 and 1997, respectively. The increases are the result of the operation of more banks during 1998 compared to 1997. Furniture and equipment expense increased to $433,000 for the six-month period from $284,000 due to an increase in depreciation charges on additional equipment operating throughout the Company due to the new banks. Net occupancy expense, amortization of intangible assets, and other operating expenses also increased due to the growth of the Company through the opening of the new banks and the purchase of additional branches.

INCOME TAXES

For the six months ended June 30, 1998 and 1997, the effective income tax rate was 24.4% and 30.0%, respectively, and the income tax provision was $228,000 and $183,000, respectively. For the quarter ended June 30, 1998, the effective tax rate was 18.7% compared to 27.3% for the second quarter of 1997. The decreases in the effective tax rate was partially due to an increase in tax-exempt income.

NET INCOME

The combination of the above factors resulted in net income of $708,000 for the six months ended June 30, 1998 compared to $428,000 for the comparable period in 1997. For the quarter ended June 30, 1998, net income was $396,000, an increase of $127,000 when compared to the second quarter of 1997.

The profitability of the Greenwood Bank continues to be supplemented by profits from the Clemson, Belton and Barnwell Banks for the six months ended June 30, 1998. The Bank of Newberry County and Community Trust Company (formerly Community Trust Services Company) experienced year-to-date losses.

ASSETS AND LIABILITIES

During the first six months of 1998, total assets grew $62,937,000, or 25.3%, when compared to December 31, 1997. Much of the growth was attributable to the Purchase of the Branches by the Clemson Bank and the Belton Bank. The principal assets acquired and liabilities assumed are summarized in Note 8 of the Condensed Consolidated Financial Statements included with this filing.

The cash received for the net liabilities assumed were mainly used to acquire investment securities or have been temporarily invested in federal funds sold until management is able to deploy the funds to achieve its desired mix of assets and liabilities.

Asset growth has also been funded by an increase in deposits, excluding those purchased, of $27,445,000.

INVESTMENT SECURITIES

Investment securities increased $30,190,000 during the six-month period. The increase is due to the investment of the cash received for the net liabilities assumed, upon the Purchase of the Branches, in securities issued by U.S. government agencies and corporations and by local governments.

                          COMMUNITY CAPITAL CORPORATION


LOANS

Loans receivable increased $16,185,000, or 10.85%, since December 31, 1997. This increase was primarily due to loan growth at all the banking subsidiaries. Balances within the major loan receivable categories as of June 30, 1998 and December 31, 1997 are as follows:

                                                                                     June 30,         December 31,
(Dollars in thousands)                                                                 1998               1997
                                                                                   -----------         ---------
Commercial and agricultural                                                          $  34,538         $  33,479
Real estate                                                                             83,253            71,950
Home equity                                                                             15,161            14,383
Consumer, installment                                                                   27,822            24,318
Consumer, credit card and checking                                                       2,103             1,429
Loans to financial institutions                                                           --               2,600
Residential mortgages held for sale & other                                              2,435               968
                                                                                     ---------         ---------
                                                                                     $ 165,312         $ 149,127
                                                                                     =========         =========

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                                                                   June 30,
                                                                                     ---------------------------
                                                                                         1998              1997
                                                                                         ----              ----
Loans:                                                                                   (Dollars in thousands)
   Nonaccrual loans                                                                  $     706         $     116
   Accruing loans more than 90
     days past due                                                                   $      74         $      82

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:
   Criticized                                                                        $   3,488         $   2,712
   Classified                                                                        $   3,793         $   2,191

Activity in the Allowance for Loan Losses
  is as follows:                                                                         1998              1997
                                                                                         ----              ----
                                                                                         (Dollars in thousands)
Balance, January 1,                                                                  $   1,531         $     837
Provision for loan losses for the period                                                   593               224
Chargeoffs                                                                                (170)             (105)
Recoveries                                                                                  10              --
Reserves related to acquisitions                                                            38               255
                                                                                     ---------         ---------

Balance, end of period                                                               $   2,002         $   1,211
                                                                                     =========         =========

Gross loans outstanding, end of period                                               $ 165,312         $ 114,192

Allowance for loan losses to loans
  outstanding                                                                             1.21%             1.06%

PREMISES AND EQUIPMENT

Purchases of fixed assets during the second quarter of 1998, including those acquired from the branch purchases, were $1,113,000 for all institutions. The computer main frame will need upsizing during 1998 as new accounts are added, and there will be additional equipment purchases related to this upgrade.

                          COMMUNITY CAPITAL CORPORATION


DEPOSITS

Total deposits increased $68,930,000 or 36.89% from December 31, 1997. Expressed in percentages, noninterest-bearing deposits increased 15.2% and interest-bearing deposits increased by 39.4%.

Balances within the major deposit categories as of June 30, 1998 and December 31, 1997 are as follows:

                                                                             June 30,              December 31,
                                                                               1998                    1997
                                                                           --------                 --------
                                                                                  (Dollars in thousands)
Noninterest-bearing demand deposits                                        $ 22,409                 $ 19,460
Interest-bearing demand deposits                                             44,193                   30,562
Money market accounts                                                        25,053                   20,812
Savings deposits                                                             24,738                   15,127
Certificates of deposit                                                     139,398                  100,900
                                                                           --------                 --------

                                                                           $255,791                 $186,861
                                                                           ========                 ========

Upon the purchase of the Carolina First Branches on June 15, 1998, the Company assumed deposit liabilities of $43,643,000 as follows:

(Dollars in thousands)

Certificates of deposits $100M and over                                                             $ 1,798
Other time deposits                                                                                  30,053
Other deposits                                                                                       11,792
                                                                                                    -------

    Total deposits assumed                                                                          $43,643
                                                                                                    =======

LONG-TERM DEBT

Advances from the Federal Home Loan Bank were $15,849,000 as of June 30, 1998. Of this amount, the following have scheduled maturities greater than one year:

         Maturing on               Interest Rate                   Principal
         -----------------------------------------------------   -----------
                                 (Dollars in thousands)
             5/23/2000       5.55% - variable                       $   800
             9/25/2000       6.38% - fixed                              600
             1/30/2001       5.85% - fixed                            1,000
             9/24/2002       5.66% - fixed, callable 9/24/99          1,000
             2/03/2003       5.97% - fixed                              149
             3/26/2008       5.51% - fixed                            1,500
                                                                    -------
                 Total long-term debt                               $ 5,049
                                                                    =======

The parent company has drawn $3,250,000 of a $3,500,000 line of credit from The Bankers Bank pursuant to the terms of a note dated June 12, 1998. The proceeds were used for capital infusions to the Belton Bank in order to maintain minimum capital requirements due to an increase in the asset base resulting from the purchase of two branch offices of Carolina First Bank. The outstanding principal balance plus interest accrued at a rate of 7.65% are payable on August 12, 1998. At maturity, the Company expects the loan to be renewed with long-term financing.

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

The Company and its banking subsidiaries are also required to maintain capital at a minimum level based on total average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%.
All others are subject to maintaining ratios at least 1% to 2% above the minimum.

The following table summarizes the capital ratios of the Company and its banking subsidiaries and the regulatory minimum requirements at June 30, 1998:

                                                               Tier 1                Total                Tier 1
                                                             Risk Based            Risk Based            Leverage
Actual ratio:                                                ----------            ----------            --------
  Community Capital Corporation                                14.02%                15.07%                10.06%
  Greenwood Bank & Trust                                       10.60                 11.66                  8.08
  Clemson Bank & Trust                                         14.78                 15.85                 11.94
  Bank of Barnwell County                                      13.20                 14.29                  8.06
  The Bank of Belton                                           23.61                 24.36                 20.60
  The Bank of Newberry County                                  23.07                 22.16                 14.43

Regulatory minimums:
 For capital adequacy purposes                                  4.00                  8.00                  4.00
 To be well-capitalized under
    prompt action provisions                                    6.00                 10.00                  5.00

LIQUIDITY AND CAPITAL RESOURCES

Shareholders' equity was increased by the $211,000 proceeds from the exercise of stock options, the $153,000 proceeds from sales of stock to the Employee Stock Ownership Plan, and net income of $708,000. Due to changes in the market rates of interest, the fair value of the Company's securities available for sale decreased which had the effect of decreasing shareholders' equity by $6,000 net of the deferred tax effects for the six months ended June 30, 1998 when compared to December 31, 1997.

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

                          COMMUNITY CAPITAL CORPORATION

On June 15, 1998, the Belton Bank and the Clemson Bank acquired certain assets and deposits associated with three branch offices of Carolina First Bank. The purchase provided additional deposits to the Company of approximately $44,000,000 and loans of $2,100,000. The Clemson Bank did not require any additional capital to absorb their increase in size while the Belton Bank required $4,775,000 in additional capital from the parent company. During the second quarter of 1998, Community Trust Company became a full-service trust company. As a condition of approval, the parent company was required to inject an additional $750,000 of capital. To fund the additional requirements of the Belton Bank and Community Trust Company, the parent company first utilized internal sources. The parent company received $500,000 in cash dividends from the Greenwood Bank, borrowed $2,176,000 from its wholly-owned subsidiary banks subject to the limitations and collateral requirements imposed by the Federal Reserve Board, and utilized its liquid assets.

The parent company then borrowed $3,275,000 on a $3,500,000 line of credit with The Bankers Bank for its additional cash needs. The parent company also used the funds to acquire certain assets, from its subsidiaries, used for banking operations. The subsidiaries pay rent for the use of the premises, and the parent company may use the assets to collateralize borrowings within and outside the Company subject to the requirements of the Federal Reserve Board.

In the near-term, the parent company expects to repay the line of credit, after renewal, and internal borrowings from dividends from the Greenwood Bank. The Company expects the other banks, after achieving the desired level of profitability, to contribute to future debt service by means of cash dividends to the parent company; however, there can be no guarantee that the banks will achieve a level of profitability to allow cash dividends. Any dividends from the banking subsidiaries are subject to regulatory approval.

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

                          COMMUNITY CAPITAL CORPORATION
                           PART II - OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended June 30, 1998, the Company sold an aggregate of 4,356 shares of Common Stock to its Employee Stock Ownership Plan without registration under the Securities Act of 1933, as amended (the "1933 Act"). The following sets forth the dates and amount of such sales:

        Date             Shares              Proceeds
    ------------         ------              --------
    May 7, 1998          1,091               $ 18,809
    June 1, 1998         3,265                 55,505

In each case, all of the shares were sold at the quoted market price at the time of sale and were issued pursuant to the exemption from registration contained in
Section 4(2) of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that the purchaser was given and had access to detailed financial information with respect to the Company and possessed requisite financial sophistication. The Company did not sell any other equity securities during the quarter ended June 30, 1998 which were not registered under the 1933 Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 27, 1998, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing eight members to the board of directors; (b) ratifying the adoption of the Company's 1997 Stock Incentive Plan; and (c) ratifying the appointment of Tourville, Simpson & Henderson, certified public accountants, as the Company's independent auditors for the fiscal year ending December 31, 1998. Each of the nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company, and the Company's 1997 Stock Incentive Plan and Tourville, Simpson & Henderson received the requisite number of affirmative votes required for approval pursuant to the Bylaws of the Company. Of the 2,921,497 outstanding shares of the Company, 2,492,483 shares were either voted in person or by proxy for the three matters presented for shareholders' approval.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (1)      Exhibits

               27.  Financial Data Schedule

       (2) The Company filed a report on Form 8-K on June 25, 1998, reporting the previously announced acquisitions of three branches from Carolina First Bank on June 15, 1998 by Bank of Belton and Clemson Bank & Trust, wholly owned subsidiaries of the Company. The Form 8-K included, as exhibits, copies of the Purchase and Assumption Agreements by and between The Bank of Belton and Carolina First Bank and by and between Clemson Bank & Trust and Carolina First Bank and a copy of the press release announcing the acquisitions. No financial statements were filed with that report.

Items 1, 3, and 5 are not applicable.

                          COMMUNITY CAPITAL CORPORATION
                           PART II - OTHER INFORMATION


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COMMUNITY CAPITAL CORPORATION



                           By:
                               ----------------------------
                               William G. Stevens
                               President & Chief Executive Officer



Date: August 13, 1998      By:
                               ----------------------------
                               James H. Stark
                               Chief Financial Officer