Form 10-Q
period 1998-09-30
COMMUNITY CAPITAL CORP /SC/
filed 1998-11-16
CIK 832847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      -----               OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended September 30, 1998

                                            OR

     ------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                      YES   X      NO
                          ----          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

            3,087,736 shares of common stock, $1.00 par value

                                  PAGE 1 OF 26
                             EXHIBIT INDEX ON PAGE 2

                          COMMUNITY CAPITAL CORPORATION

                                      INDEX



PART I.  Financial Information                                                   Page No.

Item 1.  Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets - September 30, 1998
      and December 31, 1997 .......................................                   3

      Condensed Consolidated Statements of Operations - Nine months
      and three months ended September 30, 1998 and 1997................              4

      Condensed Consolidated Statements of Comprehensive Income -
      Nine months and three months ended September 30, 1998 and 1997.....             5

      Condensed Consolidated Statement of Changes in Shareholders'
      Equity - Nine months ended September 30, 1998......................             6

      Condensed Consolidated Statements of Cash Flows - Nine months
      ended September 30, 1998 and 1997.................................              7

      Notes to Condensed Consolidated Financial Statements.........                8-13

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. ..............................               14-22

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk........................................                    23


PART II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds................                    24

Item 6.  Exhibits and Reports on Form 8-K ........................                    24

         (a) Exhibits ............................................                    24

             27. Financial Data Schedule..........................                    26

         (b) Reports on Form 8-K .................................                    24


                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                             Sept. 30, 1998  Dec.31, 1997
                                                             --------------  ------------
ASSETS:                                                        (Unaudited)
Cash and cash equivalents:
  Cash and due from banks                                    $      15,621  $       7,347
  Interest-bearing deposit accounts                                    248            415
  Federal funds sold                                                   870            350
                                                             -------------  -------------
    Total cash and cash equivalents                                 16,739          8,112
                                                             -------------  -------------

Securities:
  Securities available-for-sale                                    108,676         73,581
  Securities held-to-maturity (estimated fair value
    of $675 at September 30, 1998 and December 31, 1997)               675            675
  Nonmarketable equity securities                                    4,712          3,224
                                                             -------------  -------------
    Total securities                                               114,063         77,480
                                                             -------------  -------------

Loans receivable                                                   170,103        149,127
   Less allowance for loan losses                                   (2,114)        (1,531)
                                                             -------------  -------------
     Loans, net                                                    167,989        147,596
                                                             -------------  -------------

Premises, furniture, and equipment, net                              8,396          8,293
Intangible assets                                                    5,676          3,119
Other assets                                                         5,583          4,261
                                                             -------------  -------------

    Total assets                                             $     318,446  $     248,861
                                                             =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Deposits:
  Noninterest-bearing                                        $      27,362  $      19,460
  Interest-bearing                                                 233,270        167,401
                                                             -------------  -------------
    Total deposits                                                 260,632        186,861
Federal funds purchased and securities
  sold under agreements to repurchase                                9,194         11,943
Advances from the Federal Home Loan Bank                             9,434         16,350
Other borrowed funds                                                 2,775              -
Other liabilities                                                    2,924          1,779
                                                             -------------  -------------

    Total liabilities                                              284,959        216,933
                                                             -------------  -------------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value, 10,000,000 shares authorized;
  3,087,736 and 2,905,303 shares issued and outstanding at
  September 30, 1998 and December 31, 1997, respectively             3,088          2,905
Capital surplus                                                     29,555         27,492
Accumulated other comprehensive income                                 553            467
Retained earnings                                                      291          1,064
                                                             -------------  -------------

    Total shareholders' equity                                      33,487         31,928
                                                             -------------  -------------

    Total liabilities and shareholders' equity               $     318,446  $     248,861
                                                             =============  =============




                 See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands except for per share data)

                                               Nine Months Ended     Three Months Ended
                                                 September 30,         September 30,
                                                 -------------         -------------
                                              1998        1997        1998        1997
                                              ----        ----        ----        ----
Interest income:
   Loans, including fees                    $  11,091   $   7,367   $   3,917 $     2,915
   Securities, taxable                          3,440       1,992       1,371         900
   Securities, nontaxable                         535         322         190         140
   Other interest income                          289         177         100          40
                                            ---------   ---------   --------- -----------
                                               15,355       9,858       5,578       3,995
                                            ---------   ---------   --------- -----------
Interest expense:
   Deposits                                     7,420       4,312       2,855       1,808
   FHLB advances                                  627         284         138         121
   Other interest expense                         194         217          83          94
                                            ---------   ---------   --------- -----------
                                                8,241       4,813       3,076       2,023
                                            ---------   ---------   --------- -----------

Net interest income                             7,114       5,045       2,502       1,972
Provision for loan losses                         932         332         339         108
                                            ---------   ---------   --------- -----------
Net interest income after provision
  for loan losses                               6,182       4,713       2,163       1,864
                                            ---------   ---------   --------- -----------


Other operating income:
   Service charges on deposit accounts            903         601         336         226
   Residential mortgage origination fees          436         179         134          71
   Commissions from sales of mutual funds          89          23          12          11
   Fees for trust services                         96          24          63          24
   Gain on sales of securities                    220           -         201           -
   Gain on sale of branch                         130           -           -           -
   Other income                                   537         356         188         118
                                            ---------   ---------   --------- -----------
                                                2,411       1,183         934         450
                                            ---------   ---------   --------- -----------

Other operating expenses:
   Salaries and benefits                        3,355       2,376       1,251         770
   Net occupancy expense                          498         341         176         142
   Amortization of intangible assets              309         160         134          79
   Furniture and equipment expense                663         484         230         200
   Other operating expenses                     2,385       1,703         859         902
                                            ---------   ---------   --------- -----------
                                                7,210       5,064       2,650       2,093
                                            ---------   ---------   --------- -----------

Income before taxes                             1,383         832         447         221

Income tax provision                              336         204         108          21
                                            ---------   ---------   --------- -----------

Net income                                  $   1,047   $     628   $     339 $       200
                                            =========   =========   ========= ===========


Basic net income per share                  $     .34   $     .23   $     .11 $       .07

Diluted net income per share                $     .32   $     .22   $     .11 $       .07



                 See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (Dollars in thousands)

                                              Nine Months Ended      Three Months Ended
                                                 September 30,          September 30,
                                                 -------------          -------------
                                               1998        1997        1998       1997
                                               ----        ----        ----       ----

Net income                                  $   1,047   $     628   $     339  $      200
                                            ---------   ---------   ---------  ----------

Other comprehensive income, net of tax:
   Unrealized gains (losses)
     on securities during
     the period                                   237         225         230         353
   Less: reclassification
     adjustment for gains
     included in net income                      (151)          -        (138)          -
                                            ---------   ---------   ---------  ----------
Other comprehensive income                         86         225          92         353
                                            ---------   ---------   ---------  ----------

Comprehensive income                        $   1,133   $     853   $     431  $      553
                                            =========   =========   =========  ==========











                 See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  for the nine months ended September 30, 1998
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                        Accumulated
                                                          Other                   Total
                         Common Stock        Capital  Comprehensive Retained  Shareholders'
                     Shares      Amount      Surplus      Income     Earnings    Equity
                     ------      ------      -------      ------     --------    ------
Balance,
 December 31, 1997  2,905,303   $   2,905   $  27,492   $     467   $   1,064 $    31,928

Proceeds from sales
 of stock to ESOP       9,762          10         149                                 159

Proceeds from
  exercise of
  stock options        26,045          26         246                                 272

5% stock dividend     146,626         147       1,668                  (1,820)         (5)

Other comprehensive
  income                                                       86                      86

Net income
  for the period                                                        1,047       1,047
                    ---------   ---------   ---------   ---------   --------- -----------

Balance,
  Sept. 30, 1998    3,087,736   $   3,088   $  29,555   $     553   $     291 $    33,487
                    =========   =========   =========   =========   ========= ===========








                 See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)



                                                                      Nine Months Ended
                                                                           Sept. 30,
                                                                           ---------
                                                                       1998        1997
                                                                       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $   1,047  $      628
   Adjustments to reconcile net income to
     Net cash (used) provided by operating activities:
     Depreciation                                                         641         594
     Provision for possible loan losses                                   932         332
     Amortization of intangible assets                                    309         160
     Amortization less accretion on investments                            64          30
     Amortization of deferred loan costs                                  196         132
     Gain on sales of securities available-for-sale                      (220)          -
     Gain on sale of branch                                              (130)
     Loss on sales of premises and equipment                               22
     Disbursements for mortgages held for sale                        (16,983)     (6,555)
     Proceeds of sales of residential mortgages                        16,395       6,185
     Increase in interest receivable                                     (605)       (959)
     Increase in interest payable                                         240         181
     Increase in other assets                                            (976)       (183)
     Increase in other liabilities                                        720          53
                                                                    ---------  ----------
        Net cash provided by operating activities                       1,652         598
                                                                    ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                                 (18,795)    (38,179)
   Purchases of securities available-for-sale                         (95,218)    (54,088)
   Sales of securities available-for-sale                              37,711       1,998
   Maturities of securities available-for-sale                         22,699       7,660
   Purchases of securities held-to-maturity                               -          (700)
   Purchases of nonmarketable equity securities                        (1,488)       (738)
   Purchases of premises and equipment                                   (861)     (2,536)
   Proceeds from sales of premises and equipment                          731
   Acquisition of branches                                             38,423      35,761
   Net cash outflow from sale of branch                                (2,049)
                                                                    ---------  ----------
        Net cash (used) by investing activities                       (18,847)    (50,822)
                                                                    ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of capital stock                                                  -        16,948
   Proceeds from exercise of stock options                                272          48
   Proceeds from stock sales to ESOP                                      159         123
   Stock dividend fractional shares paid in cash                           (5)          -
   Net increase in deposit accounts                                    32,286      28,986
   Proceeds from FHLB borrowings                                        8,049      12,275
   Repayments of FHLB borrowings                                      (14,965)     (6,214)
   Proceeds from other borrowings                                       3,275           -
   Repayment of other borrowings                                         (500)          -
   Net increase (decrease) in fed funds purchased and repos            (2,749)      3,704
                                                                    ---------  ----------
        Net cash provided by financing activities                      25,822      55,870
                                                                    ---------  ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               8,627       5,646

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          8,112       4,627
                                                                    ---------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  16,739  $   10,273
                                                                    =========  ==========

                 See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 1998 and for the interim periods ended September 30, 1998 and 1997 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1997 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 1997 Annual Report.

Note 2 - Supplemental Cash Flow Information

                                                                    Nine Months Ended
                                                                      September 30
(Dollars in thousands)                                            1998           1997
                                                             -------------  -------------
Cash paid during the period for:
   Income taxes                                              $         203  $         260
   Interest                                                          8,001          4,632

Noncash investing and financing activities:
   Foreclosure on loans                                                -              262

Details of acquisitions of new branches:
   Loans, including accrued interest receivable              $       2,197  $      15,110
   Allowance for loan losses from acquisition                          (38)          (255)
   Premises and equipment                                              636          2,007
   Intangible core deposit premiums                                  2,807          2,502
   Deposits, including accrued interest payable                    (44,015)       (55,051)
   Other, net                                                          (10)           (74)
                                                             -------------  -------------
         Cash received for net liabilities assumed           $     (38,423) $     (35,761)
                                                             =============  =============

Note 3 - Long-term Debt

Advances from the Federal Home Loan Bank of Atlanta to the banking subsidiaries were $9,434,000 as of September 30, 1998. Of this amount, the following have scheduled maturities greater than one year:

             Maturing on               Interest Rate                   Principal
             -----------               -------------                   ---------
                             (Dollars in thousands)
               5/23/2000        5.55% - variable                     $        800
               9/25/2000        6.38% - fixed                                 600
               1/30/2001        5.85% - fixed                               1,000
               9/24/2002        5.66% - fixed, callable 9/24/99             1,000
               2/03/2003        5.97% - fixed                                 134
               9/22/2003        4.70% - fixed                               3,000
               3/26/2008        5.51% - fixed                               1,500
                                                                     ------------

                              Total long-term debt                   $      8,034
                                                                     ============

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3 - Long-term Debt - continued

The parent company has drawn $2,775,000 of a $3,500,000 line of credit from The Bankers Bank pursuant to the terms of a note dated June 12, 1998. The proceeds were used for capital infusion in The Bank of Belton which were needed to maintain its minimum capital ratios (see Note 8). The outstanding principal balance plus interest accrued at a rate of 7.65% are payable on October 12, 1998. Currently, the Company is in the process of converting this loan with long-term financing.

Note 4 - Shareholders' Equity

During the first nine months of 1998, there were 9,762 shares of stock sold to the Employee Stock Ownership Plan at market prices in the amount of $159,000, and there were 26,045 options exercised by the employees and directors of the Company providing $272,000 of additional capital for the Company.

On August 26, 1998 the board of directors declared a 5% stock dividend. Accordingly, amounts equal to the fair market value of the additional shares issued have been charged to retained earnings and credited to common stock and capital surplus. Earnings per share, weighted average shares outstanding and outstanding stock options, have been restated to reflect the 5% stock dividend. Cash was paid for fractional shares.

Note 5 - Stock Options

At the annual shareholders' meeting on May 27, 1998, the shareholders approved the Company's 1997 Stock Incentive Plan which provides for the granting of awards of stock options, stock appreciation rights, or restricted stock of up to 2,100,000 shares, adjusted for stock dividends of the Company's common stock, to officers, employees, and directors of and consultants for the Company. The Company may grant awards for a term of up to ten years from the effective date of grant. The per-share exercise price of incentive stock options may not be less than the fair market value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 50% of the fair market value of a share on the effective date of grant.

On June 24, 1998, the Company granted 139,200 options pursuant to the terms of the Company's 1997 Stock Incentive Plan. The options are exercisable one year from the date of grant at a price of $15.83 per share and expire June 24, 2003.

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 6 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the nine- and three-month periods ended September 30, 1998 and 1997 are as follows:

(Dollars in thousands except for              Nine Months Ended     Three Months Ended
 per share data)                                 September 30          September 30
                                               1998        1997        1998       1997
                                            ---------   ---------   --------- -----------
BASIC EARNINGS PER SHARE:
Numerator:
   Income available to shareholders,
     as reported                            $   1,047   $     628   $     339 $       200
                                            ---------   ---------   --------- -----------
Denominator:
   Average number of shares of common
     stock outstanding                      3,074,183   2,726,672   3,085,485   3,044,164
                                            ---------   ---------   --------- -----------

Basic earnings per share                    $     .34   $     .23   $     .11 $       .07
                                            =========   =========   ========= ===========



(Dollars in thousands except for               Nine Months Ended    Three Months Ended
 per share data)                                 September 30          September 30
                                               1998        1997        1998       1997
                                            ---------   ---------   --------- -----------
DILUTED EARNINGS PER SHARE:
Numerator:
   Income available to stockholders,
     as reported                            $   1,047   $     628   $     339 $       200
                                            ---------   ---------   --------- -----------
Denominator:
   Average number of shares of common
     stock outstanding                      3,074,183   2,726,672   3,085,485   3,044,164
   Shares issuable upon exercise
     of stock options                         185,893      95,724     138,711     130,855
                                            ---------   ---------   --------- -----------

   Total shares                             3,260,076   2,822,396   3,224,196   3,175,019
                                            ---------   ---------   --------- -----------

Diluted earnings per share                  $     .32   $     .22   $     .11 $       .07
                                            =========   =========   ========= ===========

Weighted average of antidilutive
   stock options not included in
   above computation                           49,618     127,158     136,973        -
                                            =========   =========   ========= ===========

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 7 - Adoption of Accounting Principle

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. Prior periods have been reclassified to reflect the application of the provisions of SFAS 130. The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects for the nine- and three-month periods ended September 30, 1998 and 1997:

(Dollars in thousands)                           Pre-tax       (Expense)    Net of tax
For the Nine Months Ended Sept. 30, 1998:         Amount        Benefit      Amount
                                                  ------        -------      ------
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                 $         359  $         122  $       237
  Less: reclassification adjustment
    for gains realized in net income                   (220)            69         (151)
                                              -------------  -------------  -----------
Net unrealized gains (losses) on
  securities                                            139             53           86
                                              -------------  -------------  -----------

Other comprehensive income                    $         139  $          53  $        86
                                              =============  =============  ===========

(Dollars in thousands)
For the Nine Months Ended Sept. 30, 1997:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                 $         341  $         116  $       225
  Less: reclassification adjustment for
    gains realized in net income                        -              -            -
                                              -------------  -------------  -----------
Net unrealized gains (losses) on
  securities                                            341            116          225
                                              -------------  -------------  -----------

Other comprehensive income                    $         341  $         116  $       225
                                              =============  =============  ===========

For the Three Months Ended Sept. 30, 1998:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                 $         348  $         118  $       230
  Less: reclassification adjustment for
    gains realized in net income                       (201)            63         (138)
                                              -------------  -------------  -----------
Net unrealized gains (losses) on
  securities                                            147             55           92
                                              -------------  -------------  -----------

Other comprehensive income                    $         147  $          55  $        92
                                              =============  =============  ===========

For the Three Months Ended Sept. 30, 1997:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                 $         527  $         174  $       353
  Less: reclassification adjustment for
    gains realized in net income                        -              -            -
                                              -------------  -------------  -----------
Net unrealized gains (losses) on
  securities                                            527            174          353
                                              -------------  -------------  -----------

Other comprehensive income                    $         527  $         174  $       353
                                              =============  =============  ===========

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 8 - Acquisition of Branches

On February 25, 1998, The Bank of Belton (the Belton Bank) and Clemson Bank & Trust (the Clemson Bank) each entered into Purchase and Assumption Agreements to acquire certain assets and deposits associated with three branch offices of Carolina First Bank. On June 15, 1998, the Clemson Bank acquired a branch located in Abbeville County, South Carolina which had approximately $4,700,000 in deposits and $580,000 in loans (unaudited), and the Belton Bank acquired two branches in Anderson County, South Carolina which had approximately $39,000,000 in deposits and $1,600,000 in loans (unaudited).

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

The principal assets acquired and liabilities assumed in the purchase are summarized as follows:

     (Dollars in thousands)

      Loans, including accrued interest receivable           $       2,197
      Allowance for loan losses from acquisition                       (38)
      Premises and equipment                                           636
      Intangible core deposit premiums                               2,807
      Deposits, including accrued interest payable                 (44,015)
      Other, net                                                       (10)
                                                             -------------

            Cash received for net liabilities assumed        $     (38,423)
                                                             =============

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

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                          COMMUNITY CAPITAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company's financial condition as of September 30, 1998 compared to December 31, 1997, and the results of operations for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

Effective June 15, 1998, the Belton Bank and the Clemson Bank acquired certain assets and assumed certain liabilities of three branch offices of Carolina First Bank pursuant to the terms of Purchase and Assumption Agreements dated February 25, 1998 (the "Purchase of the Branches").

Results of Operations

Net Interest Income

For the nine months ended September 30, 1998, net interest income, the major component of the Company's net income, was $7,114,000 compared to $5,045,000 for the same period of 1997, an increase of $2,069,000. For the three months ended September 30, 1998, net interest income was $2,502,000 compared to $1,972,000 for the comparable period of 1997. The improvements in the 1998 periods were attributable to the increase in the volume of average earning assets, particularly loans and investment securities, primarily due to the increased number of banks in the Company and growth from branch purchases. The positive influences of Company growth on net interest income have been partially offset by an increase in the cost of funds. The average rate paid on interest-bearing liabilities increased to 4.97% from 4.83% for the nine-month periods ended September 30, 1998 and 1997, respectively. The increase is primarily attributable to the new banks, whose principle source of new funds has been certificates of deposit which pay higher rates than either transaction or savings accounts and to increased use of borrowings from the Federal Home Loan Bank to fund loan growth at the Greenwood Bank, the Clemson Bank, and Bank of Barnwell County (the Barnwell Bank).

The net interest spread and net interest margin were 3.20% and 3.79%, respectively, for the nine-month period ended September 30, 1998, compared to 3.52% and 4.28% for the nine-month period ended September 30, 1997.

                          COMMUNITY CAPITAL CORPORATION


Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level.

For the nine months ended September 30, 1998 and 1997, the provision was $932,000 and $332,000, respectively. For the three months ended September 30, 1998 and 1997, the provision for loan losses was $339,000 and $108,000, respectively.

The Greenwood and Barnwell Banks experienced increases in nonperforming loans for the period ended September 30, 1998. The Company's nonperforming loans totaled $870,000 compared to $321,000 in 1997. As a result, the Greenwood and Barnwell Banks provided $706,000 of the $932,000 provision to cover loan growth and the increase in the level of nonperforming loans at September 30, 1998.

The increase in the level of nonperforming loans at the Barnwell Bank was attributable to a large number of small-dollar consumer loans originated during the fourth quarter of 1997 and the beginning of 1998. Management believes that it has identified and addressed the loan problems at the Barnwell Bank and is in the process of implementing procedures to deter these problems in the future; however, there is no guarantee that future chargeoffs and provisions charged to expense will not be required.

Based on present information, management believes the allowance for loan losses is adequate at September 30, 1998 to meet presently known and inherent risks in the loan portfolio.

Noninterest Income

Total noninterest income for the nine months ended September 30, 1998 was $2,411,000, an increase of $1,228,000 compared to $1,183,000 for the nine months ended September 30, 1997. Total noninterest income for the quarter ended September 30, 1998 was $934,000, or 107.56% higher than the second quarter of 1997.

The increases for both the nine- and three-month periods ending September 30, 1998 were significantly impacted by the $201,000 gain realized on the restructuring of the investment securities portfolio and the increase in fees on residential mortgage originations to $436,000 and $134,000 for the nine and three months ended September 30, 1998 from $179,000 and $71,000 for the comparable periods of 1997. The increase in mortgage origination fees was due to the industry-wide decrease in residential mortgage rates resulting in an increase in home refinancing. Service charges on deposit accounts were $903,000 and $601,000 during the nine months ending September 30, 1998 and 1997, respectively and were $336,000 and $226,000 for the three months ending September 30, 1998 and 1997, respectively. The increases were primarily attributable to the opening and capitalization of three new banks during 1997 and the assumption of approximately $98,000,000 in deposits from branch acquisitions during the past 19 months.

Noninterest Expense

Total noninterest expense for the first nine months of 1998 was $7,210,000, an increase of $2,146,000, or 42.38%, when compared to the first nine months of 1997. For the quarter ended September 30, 1998, noninterest expense was $2,650,000, an increase of $557,000, or 26.61%, over the comparable period of 1997.

                          COMMUNITY CAPITAL CORPORATION


Noninterest Expense - continued

The primary component of noninterest expense is salaries and benefits which was $3,355,000 and $2,376,000 for the nine months ended September 30, 1998 and 1997, respectively and $1,251,000 and, $770,000 for the three months ending September 30, 1998 and 1997, respectively. The increases are the result of the operation of more banks during 1998 compared to 1997. Furniture and equipment expense increased to $663,000 for the nine-month period from $484,000 due to an increase in depreciation charges on additional equipment operating throughout the Company due to the new banks. Net occupancy expense, amortization of intangible assets, and other operating expenses also increased due to the growth of the Company through the opening of the new banks and the purchase of additional branches.

Income Taxes

For the nine months ended September 30, 1998 and 1997, the effective income tax rate was 24.3% and 24.5%, respectively, and the income tax provision was $336,000 and $204,000, respectively. For the quarter ended September 30, 1998, the effective tax rate was 24.2% compared to 9.5% for the third quarter of 1997. The effective tax rate for the third quarter of 1997 was partially due to a change made during the quarter of the 1997 annualized estimated income.

Net Income

The combination of the above factors resulted in net income of $1,047,000 for the nine months ended September 30, 1998 compared to $628,000 for the comparable period in 1997. For the quarter ended September 30, 1998, net income was $339,000, an increase of $139,000 when compared to the third quarter of 1997.

The Company's profit continues to be derived mainly from the Greenwood, Clemson and Belton Banks for the nine months ended September 30, 1998. The Company's other subsidiaries experienced year-to-date net losses.

Assets and Liabilities

During the first nine months of 1998, total assets grew $69,585,000 or 28.0%, when compared to December 31, 1997. Much of the growth was attributable to the purchase of the Branches by the Clemson Bank and the Belton Bank. The principal assets acquired and liabilities assumed are summarized in Note 8 of the Condensed Consolidated Financial Statements included with this filing.

Asset growth has also been funded by an increase in deposits, excluding those purchased, of $32,286,000.

Investment Securities

During the third quarter of 1998 the Company recognized a gain of $201,000 on the sale of approximately $33,000,000 of securities consisting of short-term and callable U.S. treasuries and agencies. The weighted average yield of the securities sold was 5.97% and they were replaced with similar securities having weighted average yield of 5.54%. Although yields received were less than before, the securities that were sold would all have matured or had a high probability of being called within the year. It was anticipated that the funds from these maturities and calls would have been reinvested at lower rates than were available in the current market.

                          COMMUNITY CAPITAL CORPORATION


Investment Securities - continued

Investment securities increased $36,583,000 during the nine-month period. The increase is due primarily to the investment of the cash received for the net liabilities assumed, upon the Purchase of the Branches, in securities issued by in federal and local governments obligations.

Loans

Loans receivable increased $20,976,000, or 14.1%, since December 31, 1997. This increase was primarily due to loan growth at all the banking subsidiaries. Balances within the major loan receivable categories as of September 30, 1998 and December 31, 1997 are as follows:

                                                   September 30,     December 31,
(Dollars in thousands)                                 1998              1997
                                                   -------------   --------------
Commercial and agricultural                        $      33,128   $       33,479
Real estate                                               88,402           71,950
Home equity                                               16,361           14,383
Consumer, installment                                     29,052           24,318
Consumer, credit card and checking                         2,145            1,429
Loans to financial institutions                                -            2,600
Residential mortgages held for sale & other                1,015              968
                                                   -------------   --------------
                                                   $     170,103   $      149,127
                                                   =============   ==============

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                            September 30,
                                                            -------------
                                                       1998             1997
                                                       ----             ----
Loans:                                                  (Dollars in thousands)
   Nonaccrual loans                                $         685   $          149
   Accruing loans more than 90
     days past due                                 $         185   $          172

Loans identified by the internal review mechanism,
  including nonaccrual loans and accruing loans
  more than 90 days past due:
   Criticized                                      $       4,012   $        2,512
   Classified                                      $       4,718   $        2,436

Activity in the Allowance for Loan Losses          Nine Months Ended September 30,
                                                   -------------------------------
  is as follows:                                       1998             1997
                                                       ----             ----
                                                        (Dollars in thousands)
Balance, January 1,                                $       1,531   $          837
Provision for loan losses for the period                     932              332
Chargeoffs                                                  (410)            (122)
Recoveries                                                    23                -
Reserves related to acquisitions                              38              255
                                                   -------------   --------------

Balance, end of period                             $       2,114   $        1,302
                                                   =============   ==============

Gross loans outstanding, end of period             $     170,103   $      131,836

Allowance for loan losses to loans
  outstanding                                              1.24%             .99%


                          COMMUNITY CAPITAL CORPORATION


Deposits

Total deposits increased $73,771,000 or 39.5% from December 31, 1997. Expressed in percentages, noninterest-bearing deposits increased 40.6% and interest-bearing deposits increased by 39.4%.

Balances within the major deposit categories as of September 30, 1998 and December 31, 1997 are as follows:

                                                   September 30,     December 31,
                                                       1998              1997
                                                   -------------   --------------
                                                       (Dollars in thousands)
Noninterest-bearing demand deposits                $      27,362   $       19,460
Interest-bearing demand deposits                          44,667           30,562
Money market accounts                                     25,099           20,812
Savings deposits                                          25,085           15,127
Certificates of deposit                                  138,419          100,900
                                                   -------------   --------------

                                                   $     260,632   $      186,861
                                                   =============   ==============

Upon the purchase of the Carolina First Branches on June 15, 1998, the Company assumed deposit liabilities of $43,643,000 as follows:

(Dollars in thousands)

Certificates of deposits $100M and over                            $        1,798
Other time deposits                                                        30,053
Other deposits                                                             11,792
                                                                   --------------

    Total deposits assumed                                         $       43,643
                                                                   ==============

Long-term Debt

Advances from the Federal Home Loan Bank were $9,434,000 as of September 30, 1998. Of this amount, the following have scheduled maturities greater than one year:

                          Maturing on              Interest Rate              Principal
                                              (Dollars in thousands)
                             5/23/2000     5.55% - variable                 $         800
                             9/25/2000     6.38% - fixed                              600
                             1/30/2001     5.85% - fixed                            1,000
                             9/24/2002     5.66% - fixed, callable 9/24/99          1,000
                             2/03/2003     5.97% - fixed                              134
                             9/22/2003     4.70% - fixed                            3,000
                             3/26/2008     5.51% - fixed                            1,500
                                                                            -------------

                                         Total long-term debt               $       8,034
                                                                            =============

                          COMMUNITY CAPITAL CORPORATION


Long-term Debt - continued

The parent company has drawn $2,775,000 of a $3,500,000 line of credit from The Bankers Bank pursuant to the terms of a note dated June 12, 1998. The proceeds were used for capital infusions to the Belton Bank in order to maintain minimum capital requirements due to an increase in the asset base resulting from the purchase of two branch offices of Carolina First Bank. The outstanding principal balance plus interest accrued at a rate of 7.65% are payable on October 12, 1998. Currently, the Company is in the process of converting this loan to long-term financing.

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

The following table summarizes the capital ratios of the Company and its banking subsidiaries and the regulatory minimum requirements at September 30, 1998:

                                        Tier 1           Total           Tier 1
                                      Risk Based       Risk Based       Leverage
                                      ----------       ----------       --------
Actual ratio:
  Community Capital Corporation          13.95%           15.03%           9.10%
  Greenwood Bank & Trust                 10.55            11.62            8.40
  Clemson Bank & Trust                   15.82            17.03           10.85
  Bank of Barnwell County                13.42            14.59            8.37
  The Bank of Belton                     24.91            25.81            9.19
  The Bank of Newberry County            23.10            24.13           13.03

Regulatory minimums:
 For capital adequacy purposes            4.00             8.00            4.00
 To be well-capitalized under
    prompt action provisions              6.00            10.00            5.00

Liquidity and Capital Resources

Since December 31, 1997 shareholders' equity was increased by the $272,000 proceeds from the exercise of stock options, the $159,000 proceeds from sales of stock to the Employee Stock Ownership Plan, and net income of $1,047,000. Additionally, shareholders' equity was increased by $86,000, net of income taxes, due to the net change in the fair market value of the securities available for sale. Finally, there was a $5,000 decrease to equity because of cash paid for fractional shares held by stockholders when the 5% stock dividend was consummated.

                          COMMUNITY CAPITAL CORPORATION


Liquidity and Capital Resources - continued

For the near term, maturities and sales of securities available for sale are expected to be a primary source of liquidity as the Company and its subsidiary banks deploy these funds into loans to achieve the desired mix of assets and liabilities. The Company also expects to build its deposit base in its new markets. Short-term borrowings by the banks are not expected to be a primary source of liquidity for the near term; however, the Company has approximately $14,545,000 of unused lines of credit to purchase federal funds.

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

The Year 2000

Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for information systems processing. There is concern among industry experts that on January 1, 2000 computers will be unable to read the new year, which may result in widespread computer malfunctions. While the Company believes that it has available resources and has adopted a plan to address Year 2000 compliance, it is still dependent to a certain degree on third party vendors and service providers. During the third quarter of 1998, the Company acquired, installed and successfully tested a new main frame computer system. Although the decision to upgrade the computer system was based primarily on capacity limits of the old system and expectations for future processing needs, and not specifically to address Year 2000 concerns, its implementation has had a positive impact on the

                          COMMUNITY CAPITAL CORPORATION

Company's Year 2000 readiness plans. However, Year 2000 testing of the new main frame system and all related software applications will not be completed until the first quarter of 1999, and there can be no assurances that the testing will be successful. The Company anticipates incurring approximately $50,000 in additional expenses to complete upgrading and testing its computer systems to become Year 2000 compliant.

The Company anticipates that the cost to upgrade other ancillary systems will not materially differ from normal costs incurred during prior years to upgrade and maintain its computer systems. However, the Company has not completed an evaluation of all its internal systems and software and the network connections it maintains, and it may incur additional costs. The Company is seeking assurances about the Year 2000 compliance with respect to the other third party hardware and software systems it uses, and the Company believes that its internal systems and software and network connections it maintains will be adequately programmed to address the Year 2000 issue. The Company has established time lines for testing all ancillary systems, such as telephone systems and security devices, by March 31, 1999. There can be no assurances that all hardware and software that the Company uses will be Year 2000 compliant, and the Company cannot predict with any certainty the costs that it will incur to respond to any Year 2000 issues. Factors which may affect the amount of these costs include the Company's inability to control third party modification plans; the Company's ability to identify and correct all relevant computer codes; the availability and cost of engaging personnel in solving Year 2000 issues, and other similar uncertainties.

Further, the business of many of the Company's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Company's customers in solving Year 2000 issues could negatively affect those customer's ability to repay any loans which the affiliate banks may have extended. Therefore, even if the Company does not incur significant direct costs in connection with responding to the Year 2000 issue, there can be no assurance that the failure or delay of the Company's customers or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Company's business, financial condition, or results of operation.

During the third quarter, the Company initiated a customer risk assessment to identify any borrowing customers who may represent an increased credit risk due to Year 2000 issues. As the degree of increased credit risk, if any, becomes more evident, the Company plans to increase its allocations for Loan Losses accordingly,

                          COMMUNITY CAPITAL CORPORATION


The Year 2000 - continued

The Company is in the process of developing Contingency Plans to ensure its ability to continue as a functioning entity after January 1, 2000. The Plan includes remediation contingency planning and business resumptions contingency planning. The remediation contingency plans are designed to ensure that responsible personnel, vendors and service providers adhere to the Year 2000 plans and objectives. The business resumption contingency plans are designed to provide assurance that mission critical functions will continue in the event that systems or applications fail as a result of year 2000 problems.


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

                          COMMUNITY CAPITAL CORPORATION


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company qualifies as a "small business issuer" under regulation S-B promulgated by the Securities and Exchange Commission.

                          COMMUNITY CAPITAL CORPORATION
                           PART II - OTHER INFORMATION


Item 2 - Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended September 30, 1998, the Company sold an aggregate of 4,826 shares of Common Stock to its Employee Stock Ownership Plan without registration under the Securities Act of 1933, as amended (the "1933 Act"). The following sets forth the dates and amount of such sales:

        Date                             Shares                       Proceeds
        ----                             ------                       --------
   July 15, 1998                         1,102                       $   16,794
   August 9, 1998                        1,596                           22,145
   September 8, 1998                     2,128                           21,876

In each case, all of the shares were sold at the quoted market price at the time of sale and were issued pursuant to the exemption from registration contained in
Section 4(2) of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that the purchaser was given and had access to detailed financial information with respect to the Company and possessed requisite financial sophistication. The Company did not sell any other equity securities during the quarter ended September 30, 1998 which were not registered under the 1933 Act.

Item 6. Exhibits and Reports on Form 8-K

     (a)    Exhibits

            27.  Financial Data Schedule

     (b) Form 8-K - None filed during the third quarter of 1998.


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

                          COMMUNITY CAPITAL CORPORATION



                           By:
                               William G. Stevens
                               President & Chief Executive Officer



Date: November 13, 1998        By:
                               James H. Stark
                               Chief Financial Officer