Form 10-K
period 1998-12-31
COMMUNITY CAPITAL CORP /SC/
filed 1999-03-31
CIK 832847

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1998

                         Commission file number: 0-18460

                          COMMUNITY CAPITAL CORPORATION
                    (Exact name of Registrant as specified in its charter)

        South Carolina                                 57-0866395
--------------------------------                --------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

      109 Montague Avenue
   Greenwood, South Carolina                              29646
--------------------------------                --------------------------
     (Address of principal                             (Zip Code)
      executive offices)


Registrant's telephone number, including area code:  (864) 941-8200

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  Name of Each Exchange
Title of Each Class                                 On Which Reported
-------------------                                 -----------------
Common Stock, par value $1.00 per share            American Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant on March 15, 1999 was approximately $27.5 million based upon the last sale price reported for such date on the American Stock Exchange. On that date, the number of shares outstanding of the Registrant's common stock, $1.00 par value, was $3,102,529 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement in connection with its 1999 Annual Meeting of Stockholders (Part III).

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

In 1994, the Company made the strategic decision to expand beyond the Greenwood County area by creating an organization of independently managed community banks that serve their respective local markets but which share a common vision and benefit from the strength, resources and economies of a larger institution. In 1995, the Company opened Clemson Bank & Trust (the "Clemson Bank") in Clemson, South Carolina. In 1997, the Company opened the Bank of Barnwell County (the "Barnwell Bank"), TheBank (formerly the Bank of Belton, the "Belton Bank") and the Bank of Newberry County (the "Newberry Bank," and collectively with the Barnwell Bank and the Belton Bank, the "New Banks"). Each of these five community banks (collectively, the "Banks") operates as a wholly-owned subsidiary of the Company and engages in a general commercial banking business, emphasizing the banking needs of individuals and small to medium-sized businesses in each Bank's primary service area. The Belton Bank, the Barnwell Bank, the Greenwood Bank and the Newberry Bank are state chartered Federal Reserve member banks, while the Clemson Bank is a state chartered nonmember bank.

The Company formed Community Trust Services Company in the fourth quarter of 1997 as a wholly-owned subsidiary to perform trust services for the Banks. The name of this subsidiary was changed to Community Trust Company in 1998.

RECENT BRANCH ACQUISITIONS

On June 15, 1998, the Belton Bank acquired certain assets and deposits associated with two branches from Carolina First Bank ("Carolina First") in Anderson County, South Carolina, and the Clemson Bank acquired certain assets and deposits associated with a Carolina First branch located in Abbeville County, South Carolina.

MARKET AREAS

 The Greenwood Bank has two banking locations in Greenwood, South Carolina; the Clemson Bank has two banking locations in Clemson and Abbeville, South Carolina; the Barnwell Bank has five banking locations in Aiken, Barnwell and Orangeburg Counties, South Carolina; the Belton Bank has three banking locations in Belton and Honea Path, South Carolina; and the Newberry Bank has one banking location in Newberry, South Carolina.

The following table sets forth certain information concerning the Banks at December 31, 1998:



                                                   NUMBER OF   TOTAL      TOTAL       TOTAL
BANK                                               LOCATIONS   ASSETS     LOANS     DEPOSITS
----                                               ---------   ------     -----     --------
                                                                (DOLLARS IN THOUSANDS)

Barnwell Bank...................................       5       $ 76,763  $ 35,663   $ 68,169
Belton Bank.....................................       3         65,556    21,090     55,834
Clemson Bank....................................       2         38,051    22,229     28,829
Greenwood Bank..................................       2        115,088    85,888     89,126
Newberry Bank...................................       1         26,082    10,198     19,854

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

The Banks also offer trust and related fiduciary services which are administered by the Company's wholly-owned subsidiary, Community Trust Company. Discount securities brokerage services are available through a third-party brokerage service which has contracted with Community Financial Services, Inc., a wholly-owned subsidiary of the Greenwood Bank.

The Company performs data processing functions for the Banks upon terms that the managements of the Banks believe is competitive with those offered by unaffiliated third-party service bureaus. The Company also administers certain operating functions for the Banks where cost savings can be achieved. Included in such operations are regulatory compliance, personnel, and internal audit functions. The Company's costs associated with the performance of such services are allocated between the Banks based on each Bank's total accounts and/or total assets.

LENDING ACTIVITIES

GENERAL. Through the Banks, the Company offers a range of lending services, including real estate, consumer, and commercial loans, to individuals and small business and other organizations that are located in or conduct a substantial portion of their business in the Banks' market areas. The Company's total loans at December 31, 1998, were $172.5 million, or 58.45% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, availability of funds, and government regulations. The Company has no foreign loans or loans for highly leveraged transactions.

The Company's primary focus has been on commercial and installment lending to individuals and small to medium-sized businesses in its market areas, as well as residential mortgage loans. These loans totaled approximately $113.6 million, and constituted approximately 65.83% of the Company's loan portfolio, at December 31, 1998.

The following table sets forth the composition of the Company's loan portfolio for each of the five years in the period ended December 31, 1998.

                                       LOAN COMPOSITION
                                    (DOLLARS IN THOUSANDS)

                                                                     DECEMBER 31,
                                               ------------------------------------------------------------
                                               1994         1995         1996          1997           1998
                                               ----         ----         ----          ----           ----
Commercial, financial and agricultural         24.19%        21.12%        19.05%        24.19%         16.80%
Real estate:
   Construction                                11.68         13.42         12.37          8.61          18.71
   Mortgage:
      Residential                              29.62         35.62         39.13         27.48          30.93
      Commercial(1)                            26.57         22.45         21.87         21.81          15.46
Consumer and other                              7.94          7.39          7.58         17.91          18.10
                                         -----------   -----------   -----------   -----------    -----------
         Total loans                          100.00%       100.00%       100.00%       100.00%        100.00%
                                         ===========   ===========   ===========   ===========    ===========
         Total loans (dollars)           $    50,565   $    63,204   $    80,546   $   149,127    $   172,545
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

Currently there are two other commercial banks and one credit union operating in the Barnwell Bank's primary service areas; four other commercial banks, and no credit unions operating in the Belton Bank's primary service area; three other commercial banks, one savings institution, and one credit union operating in the Clemson Bank's primary service area; seven other commercial banks, one savings institution, and four credit unions operating in the Greenwood Bank's primary service area; and six other commercial banks, one savings institution, and one credit union operating in the Newberry Bank's primary service area.

EMPLOYEES

The Company currently has 24 full-time employees and one part-time employee, the Barnwell Bank has 38 full-time employees and four part-time employees, the Belton Bank has 16 full-time employees and five part-time employees, the Clemson Bank has 14 full-time employees and two part-time employees, the Greenwood Bank has 40 full-time employees and one part-time employee, and the Newberry Bank has nine full-time employees and one part-time employee. Community Trust Company has three full-time employees.

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

THE BANKS

The operations of the Barnwell Bank, the Belton Bank, the Greenwood Bank and the Newberry Bank are subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the State Board, the Federal Reserve System, and the FDIC. As a South Carolina-chartered banking corporation with FDIC deposit insurance, the Clemson Bank is also subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the State Board and the FDIC. The State Board and the FDIC regulate or monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices.

The Federal Reserve System and the FDIC also require the Banks to maintain certain capital ratios (see "Federal Capital Regulations"), and the provisions of the Federal Reserve Act require the Barnwell Bank, the Belton Bank, the Greenwood Bank and the Newberry Bank to observe certain restrictions on any extensions of credit to the Company, or with certain exceptions, other affiliates, on investments in the stock or other securities of other banks, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, or the providing of any property or service. The regulatory requirements to which the Banks are subject also set forth various conditions regarding the eligibility and qualification of their directors and officers.

DIVIDENDS

Although the Company is not presently subject to any direct legal or regulatory restrictions on dividends (other than the South Carolina state business corporation law requirements that dividends may be paid only if such payment would not render the Company insolvent or unable to meet its obligations as they come due), the Company's ability to pay cash dividends will depend primarily upon the amount of dividends paid by each of the Banks and any other subsequently acquired entities. The Banks are subject to regulatory restrictions on the payment of dividends, including the prohibition of payment of dividends from each Bank's capital. All dividends of the Banks must be paid out of the respective undivided profits then on hand, after deducting expenses, including losses and bad debts. In addition, as a member of the Federal Reserve System, each of the Barnwell Bank, the Belton Bank, the Greenwood Bank and the Newberry Bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of such bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend) and the approval of the Federal Reserve Board is required if the total of all dividends declared by any of the Barnwell Bank, the Belton Bank, the Greenwood Bank or the Newberry Bank in any calendar year exceeds the total of its net profits for that year combined with that Bank's retained net profits for the preceding two years, less any required transfers to surplus. The Banks are subject to various other federal and state regulatory restrictions on the payment of dividends, including receipt of the approval of the South Carolina Commissioner of Banking prior to paying dividends to the Company.

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

FDIC REGULATIONS

The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Deposits in the Banks are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules), and the FDIC maintains an insurance fund for commercial banks with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. The Banks pay premiums to the FDIC on their deposits. In 1993, the FDIC adopted a rule which establishes a risk-based deposit insurance premium system for all insured depository institutions, including the Banks. Under the 1993 rule, a depository institution pays to the FDIC a premium of from $0.00 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. During 1998, each Bank's assessment rate was $500 per quarter for insured deposits.

FEDERAL CAPITAL REGULATIONS

In an effort to achieve a measure of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, pursuant to the provisions of the FDICIA, the Federal Reserve Board, the FDIC, and other federal banking agencies have adopted risk-based capital adequacy guidelines for banking organizations insured by the FDIC, including each of the Banks. These guidelines redefine traditional capital ratios to take into account assessments of risks related to each balance sheet category, as well as off-balance sheet financing activities. The guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, less goodwill and other adjustments. Tier 2 capital consists of mandatory convertible, subordinated and other qualifying term debt, preferred stock not qualifying for Tier 1, and the allowance for credit losses up to 1.25% of risk-weighted assets. Under the guidelines, institutions must maintain a specified minimum ratio of "qualifying" capital to risk-weighted assets. At least 50% of an institution's qualifying capital must be "core" or "Tier 1" capital, and the balance may be "supplementary" or "Tier 2" capital. The guidelines imposed on the Company and the Banks include a minimum leverage ratio standard of capital adequacy. The leverage standard requires top-rated institutions to maintain a minimum Tier 1 capital to assets ratio of 3%, with institutions receiving less than the highest rating required to maintain a minimum ratio of 4% or greater, based upon their particular circumstances and risk profiles. As of December 31, 1998, the guidelines required achievement of a minimum ratio of total capital to risk-weighted assets of 8% and a minimum ratio of Tier 1 capital to risk-weighted assets of 4%.

Each of the Company's and the Banks' leverage and risk-based capital ratios at December 31, 1998, exceeded their respective fully phased-in minimum requirements.

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

ITEM 2.  PROPERTIES.

The Company operates out of an approximately 12,500 square foot building located on approximately one acre of land owned by the Company in Greenwood, South Carolina.

The Greenwood Bank operates out of an approximately 8,100 square foot building located on approximately one acre of land owned by the Greenwood Bank in Greenwood, South Carolina. The Greenwood Bank also operates a branch location in Greenwood on land the Greenwood Bank leases from a director of the Company and the Greenwood Bank.

The Barnwell Bank operates out of an approximately 2,900 square foot building located on a quarter acre parcel owned by the Barnwell Bank in Barnwell, South Carolina. The Barnwell Bank also operates five branches located in Aiken, Barnwell and Orangeburg Counties in South Carolina. Of the five branch banking locations of the Barnwell Bank, one is leased from a third party and four are owned by the Barnwell Bank.

The Belton Bank operates out of an approximately 1600 square foot building located on approximately five areas of land in Belton, South Carolina. The land is owned by the Belton Bank and the building is leased by the Belton Bank from the Company. The Belton Bank also operates two branches located on land owned by the Company and leased to the Belton Bank in Anderson County, South Carolina.

The Clemson Bank operates out of an approximately 9,100 square foot building located on approximately one and one-half acres of land owned by the Clemson Bank in Clemson, South Carolina. The Clemson Bank also operates a branch located on land owned by the Company and leased to the Clemson Bank in Abbeville County, South Carolina.

The Newberry Bank operates out of an approximately 2,000 square foot building located on approximately two acres of land in Newberry, South Carolina. The land is owned by the Newberry Bank and the building is leased from an unrelated third party.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The common stock of the Company (the "Common Stock") commenced trading on the American Stock Exchange on February 11, 1997 under the symbol "CYL". Although prior to such listing the Common Stock was quoted on the OTC Bulletin Board, trading and quotations of the Common Stock were limited and sporadic. Management is not aware of the prices at which all shares of Common Stock traded prior to its listing on the American Stock Exchange. The range of prices known to management prior to February 11, 1997 were $11.00 to $15.00 in 1997. The table below reflects the high and low sales price per share for the Common Stock reported on the American Stock Exchange for the periods indicated.


               YEAR    QUARTER                                      HIGH      LOW


               1998    Fourth.  .  .  .  . . . . . . . . . . . . .$ 12.12   $  9.50
 .                      Third.  .  .  . . . . . . . . . . . . . .  . 16.37     10.12
                       Second . . . . . . . . . . . . . . . . . . . 18.75     15.75
                       First.  .  .  . . . . . . . . . . . . . . .  18.87     14.50





               1997    Fourth                                     $ 15.00   $ 13.75
                       Third                                        14.75     12.00
                       Second                                       12.88     11.12
                       First (from February 11, 1997)               12.25     11.00


As of March 15, 1999, there were 3,102,529 shares of Common Stock outstanding held by approximately 1,290 shareholders of record.

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

During the fiscal year ended December 31, 1998, the Company sold an aggregate of 18,425 shares of Common Stock to its employee stock ownership plan without registration under the Securities Act of 1933, as amended (the "1933 Act"). The following sets forth the dates and amounts of such sales:

             DATE                    SHARES              PROCEEDS
             ----                    ------              --------

        January 1, 1998               925               $ 13,875
        February 1, 1998            1,867                 29,909
        March 1, 1998                 971                 17,478
        April 1, 1998                 948                 17,419
        May 1, 1998                 1,091                 18,808
        June 1, 1998                3,265                 55,505
        July 1, 1998                1,102                 16,794
        August 1, 1998              1,596                 22,144
        September 1, 1998           2,128                 21,875
        November 1, 1998            3,056                 31,048
        December 1, 1998            1,476                 16,236


In each case, all of the shares were sold at the quoted market price at the time of sale and were issued pursuant to the exemption from registration contained in
Section 4(2) of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that the purchaser was given and had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication . The Company did not sell any other equity securities during the fiscal year ended December 31, 1998 which were not registered under the 1933 Act.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data for the five years ended December 31, 1998 are derived from the consolidated financial statements and other data of the Company. The consolidated financial statements for the years ended December 31, 1994 through 1998, were audited by Tourville, Simpson & Henderson, L.L.P. independent auditors. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, including the accompanying notes, included elsewhere herein.

YEAR ENDED DECEMBER 31, (DOLLARS IN THOUSANDS)   1998         1997        1996         1995        1994
                                              ------------ ----------- ------------ ----------- ------------
INCOME STATEMENT DATA:
        Interest income                       $    21,043  $   14,443  $     8,201  $    6,217  $     4,403
        Interest expense                           11,198       7,172        4,006       2,948        1,693
                                              ------------ ----------- ------------ ----------- ------------
        Net interest income                         9,845       7,271        4,195       3,269        2,710
        Provision for loan losses                   1,836         608          187         112           14
                                              ------------ ----------- ------------ ----------- ------------
        Net interest income after provision for
               loan losses                          8,009       6,663        4,008       3,157        2,696
        Net securities gains (losses)                 220         (1)           17         (22)        (79)
        Noninterest income                          2,797       1,572        1,122         729          530
        Noninterest expense                        10,228       7,248        4,141       3,069        2,261
                                              ------------ ----------- ------------ ----------- ------------
        Income before income taxes                    798         986        1,006         795          886
        Applicable income taxes                        34         220          300         261          301
                                              ------------ ----------- ------------ ----------- ------------
        Net income                            $       764  $      766  $       706  $      534  $       585
                                              ============ =========== ============ =========== ============
BALANCE SHEET DATA:
        Assets                                $   321,031  $  248,861  $   115,959  $   96,100  $    65,071
        Earning assets                            295,213     227,372      106,770      89,233       59,269
        Securities (1)                            120,695      77,480       25,479      23,699        8,704
        Loans (2)                                 172,545     149,127       80,546      63,204       50,565
        Allowance for loan losses                   2,399       1,531          837         671          581
        Deposits                                  260,120     186,861       89,862      73,138       49,146
        Federal Home Loan Bank advances             9,434      16,350        4,889       6,244        5,925
        Shareholders' equity                       33,430      31,928       13,556      12,932        6,079
PER SHARE DATA (3):
        Basic earnings per share              $       .25  $     0.27  $      0.55  $     0.55  $      0.90
        Diluted earnings per share                    .24        0.26         0.52        0.50         0.86
        Book value (period end) (4)                 10.81       10.47        10.59       10.17         9.16
        Tangible book value (period end) (4)         9.01        9.45        10.55       10.13         9.12
SELECTED RATIOS:
        Return on average assets                      .27%       0.40%        0.67%       0.68%        0.97%
        Return on average equity                     2.33        2.68         5.41        5.69        10.17
        Net interest margin (5)                      3.76        4.16         4.29        4.49         4.78
        Efficiency (6)                              80.90       81.96        77.28       76.78        69.81
      Allowance for loan losses to loans             1.39        1.03         1.04        1.06         1.15
        Net charge-offs to average loans              .62        0.15         0.03        0.03            -
        Nonperforming assets to period end loans and
               foreclosed property (2) (7)            .85        0.63         0.23        0.02         0.04
        Average equity to average assets            11.48       14.92        12.37       11.99         9.46
        Leverage (4.00% required minimum)            8.89       12.08        11.62       13.21         9.42
               Tier 1 risk-based capital ratio      13.78       17.65        15.58       18.46        11.04
               Total risk-based capital ratio       15.00       18.61        16.54       19.41        12.09
        Average loans to average deposits           69.65       76.78        88.06       93.03        98.21


--------------
1) Securities held to maturity are stated at amortized cost, and securities available for sale are stated at fair value.
2)   Loans are stated net of unearned income, before allowance for loan losses.
3) All share and per share data have been adjusted to reflect the 5% Common Stock dividends in April 1994, August 1995, May 1996 and September 1998.
4)   Excludes the effect of any outstanding stock options.
5)   Net interest income dividend by average earning assets.
6) Noninterest expense divided by the sum of net interest income and noninterest income, net of gains and losses on sales of assets.
7) Nonperforming loans and nonperforming assets do not include loans past due 90 days or more that are still accruing interest.

QUARTERLY OPERATING RESULTS

                                        1998 Quarter ended                      1997 Quarter ended
                              ---------------------------------------  --------------------------------------
(Dollars in thousands
  except per share)           Dec. 31   Sept. 30  June 30   March 31   Dec. 31  Sept. 30  June 30   March 31
                              --------- --------- --------- ---------  -------- --------- --------- ---------

Net interest income           $  2,731  $  2,502  $  2,373  $  2,239   $ 2,127  $  2,005  $  1,875  $  1,264
Provision for loan losses          904       339       286       307       276       108       136        88
Noninterest income                 606       934       850       627       487       417       404       263
Noninterest expense              3,018     2,650     2,450     2,110     2,184     2,093     1,773     1,198
Net income                        (283)      339       396       312       138       200       269       159
Basic earnings per share          (.09)      .11       .13       .10      0.05      0.07      0.08      0.07
Diluted earnings per share        (.09)      .11       .12       .10      0.05      0.06      0.08      0.07


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              BASIS OF PRESENTATION

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

GENERAL

Community Capital Corporation is a bank holding company headquartered in Greenwood, South Carolina which operated through two community banks through 1996 and in 1997 acquired three de novo community banks (collectively, the "Banks") in non-metropolitan markets in the State of South Carolina and formed a subsidiary to perform trust services for its banking subsidiaries. The Company pursues a community banking business which is characterized by personalized service and local decision-making and emphasizes the banking needs of individuals and small to medium-sized businesses.

The Company was formed in 1988 to serve as a holding company for the Greenwood National Bank, now Greenwood Bank & Trust (the "Greenwood Bank"), principally in response to perceived opportunities resulting from takeovers of several South Carolina-based banks by large southeastern regional bank holding companies. In many cases, when these consolidations occur, local boards of directors are dissolved and local management is relocated or terminated. The Company believes this situation creates favorable opportunities for new community banks with local management and local directors. Management believes that such banks can be successful in attracting individuals and small to medium-sized businesses as customers who wish to conduct business with a locally owned and managed institution that demonstrates an active interest in their business and personal financial affairs.

In 1994, the Company made the strategic decision to expand beyond the Greenwood County area by creating an organization of independently managed community banks that serve their respective local markets but which share a common vision and benefit from the strength, resources, and economies of a larger institution. In June 1995, the Company opened Clemson Bank & Trust (the "Clemson Bank") in Clemson, South Carolina. During 1996, the Company made the decision to acquire and capitalize three de novo banks which were being organized in Barnwell, Belton, and Newberry, South Carolina. In February 1997, Bank of Barnwell County (the "Barnwell Bank") opened as a subsidiary of the Company. Similarly, in March 1997, TheBank (formerly the Bank of Belton, the "Belton Bank") opened, and, in July 1997, The Bank of Newberry County (the "Newberry Bank") opened. The Company also formed a separate trust organization in 1997 known as Community Trust Services, Inc. In 1998, the Company changed the name from Community Trust Services, Inc. to Community Trust Company. On April 7, 1997, the Barnwell Bank acquired net loans (including accrued interest receivable) of approximately $14.9 million and premises and equipment of approximately $2.0 million and assumed deposits (including accrued interest payable) of approximately $55.1 million of five branches located in Aiken, Barnwell and Orangeburg Counties, South Carolina from Carolina First Bank (the "Carolina First Branches in 1997"). In connection with the purchase of the Carolina First Branches, the Barnwell Bank paid a premium of $2.5 million which is being amortized over a fifteen-year period on a straight-line basis. The Barnwell Bank, the Belton Bank, and the Newberry Bank are hereafter referred to collectively as the "New Banks".

To capitalize the New Banks, the Company sold 1,665,000 shares of its common stock (the "Offering") resulting in net proceeds of $16.9 million. Of the net proceeds, the Company used $7.2 million to capitalize the Barnwell Bank, $3.5 million to capitalize the Belton Bank, and $3.3 million to capitalize the Newberry Bank. In accordance with the agreements with the organizers of the New Banks and subject to the New Banks being opened, the Company agreed to include organizational and preopening costs in the initial capitalization of the New Banks. The goodwill associated with the acquisitions totaled $826,000 and is being amortized over a five-year period on a straight-line basis.

On February 25, 1998, the Clemson Bank and the Belton Bank entered into Purchase and Assumption Agreements with Carolina First Bank to acquire certain assets and deposits associated with three branch offices of Carolina First Bank. On June 15, 1998, the Clemson Bank acquired net loans (including accrued interest receivable) of approximately $580,000 and assumed deposits (including accrued interest payable) of approximately $4.7 million of a Carolina First Branch in Abbeville County, South Carolina. Also on June 15, 1998 the Belton Bank acquired net loans (including accrued interest receivable) of approximately $1.6 million and assumed deposits (including accrued interest payable) of approximately $38.7 million of two branches in Anderson County, South Carolina. The parent company also purchased premises and equipment of approximately $637,000 during the branch acquisitions. In connection with these Carolina First Branches, the Clemson Bank paid a premium of $324,000 and the Belton Bank paid a premium of $2.4 million, both of which are being amortized over a fifteen-year period on a straight-line basis. The branch acquisitions for the Clemson Bank and Belton Bank are hereafter referred to collectively as the "Carolina First Branches in 1998".

To maintain the minimum capital requirements for the Carolina First Branch acquisitions in 1998 at the Belton Bank, the Company injected $4.8 million additional capital. To fund this capitalization, the Company used a combination of dividends and loans from its subsidiaries, a loan from a third party, and utilization of liquid assets of the parent company. The Clemson Bank's current capital structure was able to support the acquisition with no capital infusion by the Company.

As a one-bank holding company for the Greenwood Bank, the Company grew from approximately $21.5 million in assets, $11.7 million in loans, $16.6 million in deposits, and $4.6 million in shareholders' equity at December 31, 1989, to approximately $65.1 million in assets, $50.6 million in loans, $49.1 million in deposits, and $6.1 million in shareholders' equity at December 31, 1994. The opening of the Clemson Bank in June 1995 resulted in a year-over-year decrease of the Company's earnings per share for the year ended December 31, 1995. The Clemson Bank became profitable in September 1996, and at December 31, 1996, the Company had approximately $116.0 million in assets, $80.5 million in loans, $89.9 million in deposits, and $13.6 million in shareholders' equity. Due to the acquisitions of the New Banks, the net proceeds from the Offering and the 1997 and 1998 Carolina First Branch acquisitions, the Company has grown to $321.0 million in assets, $172.5 million in loans, $260.1 million in deposits, and $33.4 million in shareholders' equity at December 31, 1998.

During 1998, the Company experienced dilution of its return on equity and earnings per share due to the continuing expenses incurred in connection with the acquisition and opening of the New Banks, and losses incurred by the Barnwell Bank, the Newberry Bank, and Community Trust Company. Tangible book value per share was also negatively affected by the intangibles associated with the acquisition of the Carolina First Branches in 1997 and 1998, and the New Banks. The Company believes that the dilution of earnings per share, return on equity, and tangible book value per share will be outweighed by the long-term benefits and shareholder value the Company expects to derive from the purchase of the New Banks and the acquisition of the Carolina First Branches in 1997 and 1998. However, there can be no assurance that the Company will be able to achieve these goals.
                                       12

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998, COMPARED WITH YEAR ENDED DECEMBER 31, 1997

Net interest income increased $2.6 million, or 35.4%, to $9.8 million in 1998 from $7.3 million in 1997. The increase in net interest income was due primarily to an increase in average earning assets. Average earning assets increased $87.3 million, or 49.9%, due to the growth of the New Banks and the acquisition of the Carolina First Branches in 1998.

The Company's net interest spread and net interest margin were 3.14% and 3.76%, respectively, in 1998 compared to 3.35% and 4.16% in 1997. The decreases in the net interest spread and net interest margin were primarily the result of the growth in the volume of investment securities, traditionally lower yielding assets than loans, as a percentage of average earning assets. The net cash received from the acquisition of the Carolina First Branches in 1998 was invested in debt securities until the Company is able to shift the funds to loans to achieve the Company's targeted loan-to-deposit ratio and maximize earnings.

The provision for loan losses was $1,836,000 in 1998 compared to $608,000 in 1997. The increase in the provision was primarily the result of significant loan problems at the Barnwell Bank which caused it to record a provision for loan losses of $1,278,000 in 1998. Management feels that it has taken the appropriate actions to correct the problem loan situation at the Barnwell Bank. The Company's allowance for loan losses was 1.39% of total loans outstanding at December 31, 1998. In addition, the provision was funded to match the growth in the loan portfolio from the growth of the New Banks and the Banks' efforts to maintain their respective allowances for loan losses at levels sufficient to cover known and inherent losses in their loan portfolios.

Noninterest income increased $1.4 million, or 92.0%, to $3.0 million in 1998 from $1.6 million in 1997, which was primarily attributable to increased service charges on deposit accounts and increased fees from mortgage loan originations. The increase in service charges on deposit accounts was attributable to the increase in the number of deposit accounts from the growth of the New Banks. Income from the origination of mortgage loans was $613,000 in 1998 compared to $271,000 in 1997. The Company also recognized gains on sales of securities of $220,000 in 1998 compared to losses on sales of securities of $1,000 in 1997. Other income for the year ended December 31, 1998 also included $130,000 from the sale of the Greenwood Bank's Ninety Six branch.

Noninterest expense increased $3.0 million, or 41.1%, to $10.2 million in 1998 from $7.2 million in 1997. The primary component of noninterest expense is salaries and benefits, which increased $1.4 million, or 40.8%, to $4.7 million in 1998 from $3.3 million in 1997. The increase is attributable to an increase in the number of employees due to the growth of the New Banks and to staff the Carolina First Branches acquired in 1998 and 1997. Other categories of expenses increased due to the growth of the New Banks and the acquisition of the Carolina First Branches in 1998. Net occupancy expense was $703,000 in 1998 compared to $479,000 in 1997, and furniture and equipment expense was $1,129,000 in 1998 compared to $771,000 in 1997. The Company recorded amortization of intangible assets related to the Carolina First Branch acquisitions of $443,000 in 1998 compared to $246,000 in 1997. The Company's efficiency ratio was 80.90% in 1998 compared to 81.96% in 1997.

Net income decreased $2,000, or .3%, to $764,000 in 1998 from $766,000 in 1997.
The decrease in net income was due primarily to the significant increase in the provision for loan losses and increase in other expenses. Return on average assets during 1998 was 0.27% compared to 0.40% during 1997, and return on average equity was 2.33% during 1998 compared to 2.68% during 1997.

YEAR ENDED DECEMBER 31, 1997, COMPARED WITH YEAR ENDED DECEMBER 31, 1996

Net interest income increased $3.1 million, or 73.3%, to $7.3 million in 1997 from $4.2 million in 1996. The increase in net interest income was due primarily to an increase in average earning assets. Average earning assets increased $77.1 million, or 78.9%, due to investable proceeds from the Offering, the acquisition and opening of the New Banks, and the acquisition of the Carolina First Branches in 1997.

The Company's net interest spread and net interest margin were 3.35% and 4.16%, respectively, in 1997 compared to 3.44% and 4.29% in 1996. The decreases in the net interest spread and net interest margin were primarily the result of the growth in the volume of investment securities, traditionally lower yielding assets than loans, as a percentage of average earning assets. Proceeds from the Offering and net cash received from the acquisition of the Carolina First Branches in 1997 were invested in debt securities until the Company is able to shift the funds to loans to achieve the Company's targeted loan-to-deposit ratio and maximize earnings.

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

Noninterest expense increased $3.1 million, or 75.0%, to $7.2 million in 1997 from $4.1 million in 1996. The primary component of noninterest expense is salaries and benefits, which increased $1.4 million, or 69.8%, to $3.3 million in 1997 from $2.0 million in 1996. The increase is attributable to an increase in the number of employees due to the acquisitions of the New Banks and the creation of Community Trust Company, which provides trust services for the Banks, during 1997. Other categories of expenses increased due to the acquisitions of the New Banks and the Carolina First Branches in 1997. Net occupancy expense was $479,000 in 1997 compared to $287,000 in 1996, and furniture and equipment expense was $771,000 in 1997 compared to $305,000 in 1996. The Company recorded amortization of intangible assets related to the acquisitions of $246,000 in 1997 compared to only $14,000 in 1996. The Company's efficiency ratio was 81.96% in 1997 compared to 77.28% in 1996.

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

AVERAGE BALANCES, INCOME, EXPENSES AND RATES. The following tables set forth, for the periods indicated, certain information related to the sCompany's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses and Rates
Year ended December 31,                        1998                       1997                       1996
                                   ---------------------------------------------------------------------------------
                                    Average    Income/  Yield/  Average   Income/ Yield/   Average  Income/  Yield/
(Dollars in thousands)              Balance    Expense   Rate   Balance   Expense  Rate    Balance  Expense   Rate
                                   --------- ---------- ------- --------- ------- ------ --------- -------- --------

Assets:
Earning Assets
        Loans (1)                  $  161,695 $  14,942  9.24% $ 113,080 $  10,604  9.38% $  71,298 $  6,622  9.29%
        Securities, taxable (2)        76,287     4,798  6.29     45,871     3,026  6.60     17,195    1,112  6.47
        Securities, nontaxable         15,171       751  4.95      9,056       441  4.87      5,993      290  4.84
        Nonmarketable equity            4,085       216  5.29      2,751       133  4.83      1,724       87  5.05
        securities
        Funds sold and other            4,864       336  6.91      4,074       239  5.87      1,538       90  5.85
                                   -----------  -------        ---------   -------         --------  -------
               Total                  262,102    21,043  8.03    174,832    14,443  8.26     97,748    8,201  8.39
               earning assets      -----------  -------        ---------   -------         --------  -------
Cash and due from banks                 7,168                      5,231                      3,080
Premises and equipment                  8,288                      6,883                      3,408
Other assets                            9,746                      5,818                      2,052
Allowance for loan losses              (1,912)                    (1,134)                     (746)
                                   -----------                 ----------                 ----------
              Total assets         $  285,392                  $ 191,630                  $ 105,542
                                   ===========                 ==========                 ==========

Liabilities:
Interest-Bearing Liabilities
        Interest-bearing transaction
          accounts                 $   64,836 $   2,241  3.46% $  22,482 $     547  2.43% $   7,719 $    151  1.96%
        Savings deposits               21,118       847  4.01     30,659     1,335  4.35     21,175      928  4.38
        Time deposits                 124,871     7,040  5.64     78,572     4,443  5.65     41,476    2,346  5.66
        Other short-term                3,534       227  6.42      5,326       318  5.97      5,070      283  5.58
         borrowings
        Federal Home Loan Bank
          advances                     13,132       760  5.79      8,968       529  5.90      5,436      298  5.48
        Long-term debt                  1,530        83  5.42          -         -     -          -        -     -
                                   -----------  -------        ---------   -------         --------  -------
            Total interest-bear-
              ing liabilities         229,021    11,198  4.89    146,007     7,172  4.91     80,876    4,006  4.95
                                   -----------  -------        ---------   -------         --------  -------
Demand deposits                        21,338                     15,567                     10,591
Accrued interest and other
        liabilities                     2,204                      1,471                      1,015
Shareholders' equity                   32,829                     28,585                     13,060
                                   -----------                 ----------                 ----------
        Total liabilities and
         shareholders'
           equity                  $  285,392                  $ 191,630                  $ 105,542
                                   ===========                 ==========                 ==========
Net interest spread                                      3.14%                      3.35%                     3.44%
Net interest income                           $   9,845                  $   7,271                  $  4,195
                                              ==========                 ==========                 =========
Net interest margin                                      3.76%                      4.16%                     4.29%

(1) The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(2) Average investment securities exclude the valuation allowance on securities available for sale.

ANALYSIS OF CHANGES IN NET INTEREST INCOME. The following tables set forth the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 1998 to 1997 and 1997 to 1996.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
YEAR ENDED DECEMBER 31,
                                                   1998 Compared With 1997               1997 Compared With 1996
                                              -----------------------------------------------------------------------
                                                         Variance Due to                       Variance Due to
(Dollars in thousands)                         Volume (1)    Rate (1)      Total      Volume (1)    Rate (1)    Total
                                              -----------  -----------  ----------   ----------- ----------- ---------
Earning Assets
        Loans                                   $ 4,494      $ (156)     $ 4,338      $  3,917       $  65       $ 3,982
        Securities, taxable                       1,919        (147)       1,772         1,892          22         1,914
        Securities, nontaxable                      303           7          310           149           2           151
        Nonmarketable equity                         70          13           83            50          (4)           46
         securities
        Funds sold and other                         51          46           97           149           -           149
                                                --------     -------     --------    ----------      ------      --------

               Total interest income              6,837        (237)       6,600         6,157          85         6,242
                                                --------     -------     --------    ----------      ------      --------

Interest-Bearing Liabilities
        Interest-bearing deposits:
        Interest-bearing transaction              1,385         309        1,694           351          45           396
         accounts
        Savings and market rate                    (389)        (99)        (488)          413          (6)          407
         investments
        Certificates and other time deposits      2,610         (13)       2,597         2,098          (1)        2,097
                                               --------     -------     --------    ----------      ------      --------

             Total interest-bearing               3,606         197        3,803         2,862          38         2,900
               deposits
        Other short-term borrowings                (114)         23          (91)           14          21            35
        Federal Home Loan Bank                      241         (10)         231           207          24           231
         advances
        Long-term debt                               83           -           83             -           -             -
                                                --------     -------     --------    ----------      ------      --------

               Total interest expense             3,816         210        4,026         3,083          83         3,166
                                                --------     -------     -------    -----------      ------      --------

               Net interest income              $ 3,021      $ (447)     $ 2,574      $  3,074       $   2       $ 3,076
                                                ========     =======     ========    ==========      ======      ========


(1) Volume-rate changes have been allocated to each category based on the percentage of the total change.

INTEREST SENSITIVITY. The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The principal monitoring technique employed by the Company is the measurement of the Company's interest sensitivity "gap", which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

The following table sets forth the Company's interest rate sensitivity at December 31, 1998.

INTEREST SENSITIVITY ANALYSIS
                                                      After One After Three           Greater Than
                                          Within       Through    Through               One Year
                                            One         Three     Twelve      Within     or Non-
DECEMBER 31, 1998 (DOLLARS IN THOUSANDS)   Month       Months     Months     One Year   sensitive    Total
                                        ------------  ---------- ----------  ---------- ---------- ----------

ASSETS
        Earning Assets
               Loans (1)                $    69,765      13,162     28,058     110,985     60,212    171,197
               Securities                         -         100     20,425      20,525    100,170    120,695
               Funds sold and other           1,973           -          -       1,973          -      1,973
                                        ------------  ---------- ----------  ---------- ---------- ----------
                  Total earning assets       71,738      13,262     48,483     133,483    160,382    293,865
                                        ------------  ---------- ----------  ---------- ---------- ----------
LIABILITIES
        Interest-bearing liabilities
               Interest-bearing deposits
                      Demand deposits        76,015           -          -      76,015          -     76,015
                      Savings deposits       25,202           -          -      25,202                25,202
                      Time deposits          14,337      21,564     87,063     122,964     12,448    135,412
                                        ------------  ---------- ----------  ---------- ---------- ----------
                      Total interest-       115,554      21,564     87,063     224,181     12,488    236,629
                       bearing deposits
             Other short-term  borrowings    11,802           -          -      11,802          -     11,802

             Federal Home Loan Bank advances      -       1,400          -       1,400      8,034      9,434
             Long-term debt                       -           -          -           -      2,925      2,925
                                        ------------  ---------- ----------  ---------- ---------- ----------
                 Total interest-bearing     127,356      22,964     87,063     237,383     23,407    260,790
                   liabilities          ------------  ---------- ----------  ---------- ---------- ----------

Period gap                              $   (55,618)  $  (9,702) $ (38,580)  $(103,900) $ 136,975
                                        ============  ========== ==========  ========== ==========

Cumulative gap                          $   (55,618)  $ (65,320) $(103,900)  $(103,900) $  33,075
                                        ============  ========== ==========  ========== ==========

Ratio of cumulative gap to total
earning assets                               (18.93)%    (22.23)%   (35.36)%    (35.36)%    11.26%



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

ALLOWANCE FOR LOAN LOSSES
YEAR ENDED DECEMBER 31, (DOLLARS IN THOUSANDS)         1998       1997       1996        1995       1994
                                                     ---------- ---------- ---------- ----------- -----------
Total loans outstanding at end of period, net of
unearned income                                      $ 172,545  $ 149,127  $  80,546  $   63,204 $   50,565
                                                     ========== ========== ========== ======================
Average loans outstanding, net of unearned income    $ 161,695  $ 113,080  $  71,298  $   55,018 $   46,305
                                                     ========== ========== ========== ======================
Balance of allowance for loan losses at beginning of $   1,531  $     837  $     671  $      581 $      567
period
Allowance for loan losses from acquisitions                 38        255          -           -          -
Loan losses:
               Commercial, financial and agricultural      135         92          -          18          -
               Real estate - mortgage                       43          9          -           -          -
               Consumer                                    885         68         21           4          4
                                                     ---------- ---------- ---------- ----------------------
                      Total loan losses                  1,063        169         21          22          4
                                                     ---------- ---------- ---------- ----------------------
Recoveries of previous loan losses:
               Commercial, financial and agricultural        -          -          -           -          -
               Real estate - mortgage                        -          -          -           -          -
               Consumer                                     57          -          -           -          4
                                                     ---------- ---------- ---------- ----------------------
                      Total recoveries                      57          -          -           -          4
                                                     ---------- ---------- ---------- ----------------------
Net loan losses                                          1,006        169         21          22          -
Provision for loan losses                                1,836        608        187         112         14
Balance of allowance for loan losses at end of       ---------- ---------- ---------- ----------------------
period                                               $   2,399  $   1,531  $     837  $      671 $      581
                                                     ========== ========== ========== ======================
Allowance for loan losses to period end loans             1.39%      1.03%      1.04%       1.06%      1.15%
Net charge-offs to average loans                           .62       0.15       0.04        0.03          -

                                       18

NONPERFORMING ASSETS. The following table sets forth the Company's nonperforming assets for the dates indicated.

NONPERFORMING ASSETS
DECEMBER 31, (DOLLARS IN THOUSANDS)                        1998      1997       1996      1995     1994
                                                        --------   --------   --------  -------- ---------

Nonaccrual loans                                         $1,348     $ 678     $  186     $  13    $   3
Restructured or impaired loans                                -         -          -         -        -
                                                         -------    ------    -------    ------   ------
               Total nonperforming loans                  1,348       678        186        13        3
Other real estate owned                                       -       262          -         -       19
                                                         -------    ------    -------    ------   ------

               Total nonperforming assets                $1,348     $ 940     $  186     $  13    $  22
                                                         =======    ======    =======    ======   ======

Loans 90 days or more past due and still accruing        $  112     $  84     $   54     $  60    $  39
 interest
Nonperforming assets to period end loans and
        foreclosed property                                 .78%     0.63%      0.23%     0.02%    0.04%


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

Total nonperforming assets increased $408,000 to $1.3 million at December 31, 1998, from $940,000 at December 31, 1997. This increase was primarily due to nonaccrual loans at the Greenwood Bank totaling $1.2 million at December 31, 1998. Two loans in nonaccrual status totaling approximately $450,000 were to one customer of the Greenwood Bank. Nonperforming assets were 0.78% of total loans and foreclosed property at December 31, 1998. The allowance for loan losses to period end nonperforming assets was 177.97% at December 31, 1998.

POTENTIAL PROBLEM LOANS. At December 31, 1998, through their internal review mechanisms, the Banks had identified $7.8 million of criticized loans and $4.8 million of classified loans. The results of this internal review process are the primary determining factor in management's assessment of the adequacy of the allowance for loan losses.

The Company's Barnwell Bank incurred significant loan losses in 1998 that were primarily attributable to a large number of small-dollar consumer loans that originated during the fourth quarter of 1997 and the beginning of 1998. When the loan problem first surfaced, certain loan personnel and administrative changes were made to correct the situation. However, the magnitude of the problem was not fully realized until the fourth quarter when an extensive examination was made of the Barnwell Bank's complete loan portfolio. As a result of this examination the loan loss provision for the Barnwell Bank was increased to $806,542 for the fourth quarter and to $1,278,000 for the year which increased its allowance for loan losses to 2.14% of total loans outstanding at December 31, 1998. Near the end of the year a new senior lender was hired by the Barnwell Bank.

While management feels that it has taken the necessary actions to correct the problem loan situation at the Barnwell Bank, the internal review process has identified a number of criticized and classified loans that still exist at December 31, 1998. Of the Company's $7.8 million criticized loans and $4.8 million classified loans, $4.1 million and $1.3 million were identified at the Barnwell Bank, respectively.

NONINTEREST INCOME AND EXPENSE

NONINTEREST INCOME. The largest component of noninterest income is service charges on deposit accounts, which totaled $1.3 million in 1998, a 49.6% increase over the 1997 level of $842,000. The increase in service charges and other noninterest income was primarily attributable to an increase in the customer base due to the growth of the New Banks and the acquisition of the Carolina First Branches in 1997 and 1998.

The following table sets forth, for the periods indicated, the principal components of noninterest income:

NONINTEREST INCOME
YEAR ENDED DECEMBER 31, (DOLLARS IN THOUSANDS)                                 1998       1997      1996
                                                                            --------------------------------
Service charges on deposit accounts                                         $    1,260 $      842 $     515
Residential mortgage origination fees                                              613        271       207
Securities gains (losses)                                                          220        (1)        17
Fees from sales of mutual funds                                                    104         54       132
Income from fiduciary activities                                                   133         37        34
Other                                                                              687        368       234
                                                                            --------------------------------
        Total noninterest income                                            $    3,017 $    1,571 $   1,139
                                                                            ================================


NONINTEREST EXPENSE. Salaries and employee benefits increased $1.4 million, or 40.8%, to $4.7 million in 1998 from $3.3 million in 1997, primarily as a result of an increase in the number of employees in order to staff the growth of the New Banks and to staff the Carolina First Branches acquired in 1998. The growth of the New Banks, and the acquisition of the Carolina First Branches in 1997 and 1998 also resulted in increases in all other categories of noninterest expense. The Company is amortizing the intangible assets associated with the acquisitions over periods ranging from five to fifteen years. During 1998, the Company recorded amortization expense of $443,000 compared to $246,000 in 1997. The factors above resulted in increases in net occupancy expense, furniture and equipment expense, and other operating expenses. The Company's efficiency ratio, which is noninterest expense as a percentage of the total of net interest income plus noninterest income, net of gains and losses on the sale of assets, was 80.90% in 1998 compared to 81.96% in 1997 and 77.28% in 1996.

The following table sets forth, for the periods indicated, the primary components of noninterest expense:


NONINTEREST EXPENSE
YEAR ENDED DECEMBER 31, (DOLLARS IN THOUSANDS)                                1998       1997       1996
                                                                            ---------- ---------- ----------
Salaries and employee benefits                                              $   4,688  $   3,329  $   1,960
Net occupancy expense                                                             703        479        287
Furniture and equipment expense                                                 1,129        771        305
Director and committee fees                                                       182        124        114
Amortization of intangibles                                                       443        246         14
Data processing and supplies                                                      135        151        176
Mortgage loan department expense                                                  191         94         80
Banking assessments                                                                58         44          3
Professional fees                                                                 360        205        132
Postage and freight                                                               278        200        117
Supplies                                                                          367        451        228
Credit card expenses                                                              139        120         94
Telephone expenses                                                                364        214         74
Other                                                                           1,191        820        557
                                                                            ---------- ---------- ----------
        Total noninterest expense                                           $  10,228  $   7,248  $   4,141
                                                                            ========== ========== ==========
Efficiency ratio                                                                80.90%     81.96%     77.28%


INCOME TAXES. The Company's income tax expense was $34,000, a decrease of $186,000 from the 1997 amount of $220,000. The decrease is partially attributable to a decrease in income before taxes of $188,000 when compared to 1997 and the positive effect of the $310,000 increase in nontaxable income. In addition, the amount of nontaxable income from securities offset the majority of income before taxes. Nontaxable securities income was $751,000 for the year ended December 31, 1998, as compared to $441,000 for the year ended December 31, 1997.
                                       20

EARNING ASSETS

LOANS. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $161.7 million in 1998 compared to $113.1 million in 1997, an increase of $48.6 million, or 43.0%. At December 31, 1998, total loans were $172.5 million compared to $149.1 million at December 31, 1997.

The increase in loans during 1998 was primarily due to the continued growth in the new markets created by the acquisition of the New Banks and the purchase of approximately $2.1 million in loans from the Carolina First Branches acquired in 1998 by the Belton Bank and the Clemson Bank. The Banks have also actively sought opportunities to participate in loans originated by other financial institutions. The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights the Company's general emphasis on mortgage lending.

COMPOSITION OF LOAN PORTFOLIO
DECEMBER 31,                 1998             1997             1996             1995              1994
                       --------------------------------------------------------------------------------------
                               Percent          Percent          Percent            Percent          Percent
                       Amount  of Total  Amount of Total  Amount of Total  Amount  of Total Amount  of Total
(Dollars in thousands) ------- -------- ------- --------- ------ -------- -------- -------- ------- --------

Commercial, financial
and agricultural       $28,991  16.80% $ 36,079  24.19%  $15,348  19.05%  $ 13,349  21.12 % $12,231  24.19%
Real estate
        Construction    32,284  18.71    12,838   8.61     9,962  12.37      8,483  13.42     5,906  11.68
Mortgage-residential    53,375  30.93    40,977  27.48    31,519  39.13     22,515  35.62    14,978  29.62
Mortgage-
nonresidential          26,658  15.46    32,518  21.81    17,616  21.87     14,190  22.45    13,436  26.57
Consumer                29,784  17.26    25,747  17.27     5,947   7.38      4,591   7.27     3,953   7.82
Other                    1,453    .84       968   0.64       154   0.20         76   0.12        61   0.12
                       ------- ------- -------- -------  ------- -------  --------- ------  -------- ------
        Total loans    172,545 100.00%  149,127 100.00%   80,546 100.00 %   63,204  100.00%  50,565  100.0%
                               =======          =======          =======            ======           ======
Allowance for loan      (2,399)          (1,531)            (837)             (671)            (581)
losses                 --------        ---------         --------         ---------         --------
        Net loans      170,146         $147,596          $79,709          $ 62,533          $49,984
                       ========        =========         ========         =========         ========

The principal component of the Company's loan portfolio is real estate mortgage loans. At December 31, 1998, this category totaled $80.0 million and represented 46.4% of the total loan portfolio, compared to $73.5 million, or 49.3%, at December 31, 1997.

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

Real estate construction loans increased $19.4 million, or 151.5%, to $32.3 million at December 31, 1998, from $12.8 million at December 31, 1997. Residential mortgage loans, which is the largest category of the Company's loans, increased $12.4 million, or 30.3%, to $53.4 million at December 31, 1998, from $41.0 million at December 31, 1997. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, decreased $5.9 million, or 18.0%, to $26.7 million at December 31, 1998, from $32.5 million at December 31, 1997. The overall increase in real estate lending was attributable to the new markets in the local communities of the New Banks, the continued demand for residential and commercial real estate loans in the Greenwood market, and loan growth at the Clemson Bank. The Banks have been able to compete favorably for residential mortgage loans with other financial institutions by offering fixed rate products having three and five year call provisions.

Commercial, financial and agricultural loans decreased $7.1 million, or 19.6%, to $29.0 million at December 31, 1998, from $36.1 million at December 31, 1997. This decrease was primarily attributable to the Company's focus on mortgage and construction lending opportunities.

Consumer loans increased $4.0 million, or 15.7%, to $29.8 million at December 31, 1998, from $25.7 million at December 31, 1997. The growth in consumer loans is primarily attributable to overall growth in the Company's loan portfolio due to new markets created by the New Banks.

  LOANS. The Company's loan portfolio reflects the diversity of its markets.
The home office and the branch office of the Greenwood Bank are located in Greenwood County, South Carolina. The economy of Greenwood contains elements of medium and light manufacturing, higher education, regional healthcare, and distribution facilities. The Clemson Bank moved into its permanent facility in Clemson, South Carolina during 1997. Due to its proximity to a major interstate highway and Clemson University, a state-supported university, management expects the area to remain stable with continued growth. The Belton Bank and the Barnwell Bank are in more rural areas and will have a higher concentration of consumer loans with fewer opportunities for commercial lending. The Newberry Bank is located in Newberry County, South Carolina and is in close proximity to an interstate highway. The diversity of the economy creates opportunities for all types of lending. The Company does not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Company. The following table sets forth the Company's loans maturing within specified intervals at December 31, 1998.

LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                                            Over One Year
                                                                  One Year     Through     Over Five
DECEMBER 31, 1998 (DOLLARS IN THOUSANDS)                          or Less        Five        Years      Total
                                                                 ----------  ------------  ---------  --------
Commercial, financial and agricultural                           $   14,373    $12,805   $  1,813    $   28,991
Real estate                                                          28,857     49,786     33,674       112,317
Consumer and other                                                    8,424     19,387      3,426        31,237
Loans maturing after one year with:
        Fixed interest rates                                                                         $   85,559
        Floating interest rates                                                                          35,332
                                                                                                     -----------
                                                                                                     $  120,891
                                                                                                     ===========

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval as well as modification of terms upon their maturity. Consequently, management believes this treatment presents fairly the maturity and repricing structure of the loan portfolio shown in the above table.

INVESTMENT SECURITIES. The investment securities portfolio is a significant component of the Company's total earning assets. Total securities averaged $95.5 million in 1998, compared to $57.7 million in 1997 and $24.9 million in 1996. At December 31, 1998, the total securities portfolio was $120.7 million. Securities designated as available for sale totaled $115.2 million and were recorded at estimated fair market value, and securities designated as held to maturity totaled $650,000 and were recorded at amortized cost. The securities portfolio also includes nonmarketable equity securities totaling $4.8 million which are carried at cost because they are not readily marketable or have no quoted market value. These include investments in Federal Reserve Bank stock, Federal Home Loan Bank stock and the stock of four unrelated financial institutions. The increase in the portfolio during 1998 was primarily due to the investment of proceeds from the Clemson and Belton Banks' Carolina First Branch acquisitions in debt securities.

The following table sets forth the book value of the securities held by the Company at the dates indicated.

BOOK VALUE OF SECURITIES
DECEMBER 31, (DOLLARS IN THOUSANDS)                                            1998       1997       1996
                                                                             --------------------------------
U.S. Treasury                                                                $     597 $   13,467 $    6,420
U.S. government agencies                                                        64,517     46,236     11,150
State, county and municipal securities                                          20,656     13,573      5,367
Mortgage-backed securities                                                      28,993        273        343
Nonmarketable equity securities                                                  4,823      3,224      2,199
                                                                             --------------------------------
        Total securities                                                     $ 119,586 $   76,773 $   25,479
                                                                             ================================

The following table sets forth the scheduled maturities and average yields of securities held at December 31, 1998.

INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS
                                                      After One But      After Five But
(Dollars in thousands)                 Within One      Within Five         Within Ten
DECEMBER 31, 1998                         Year             Years             Years         After Ten Years
                                    ----------------- ----------------- ----------------- -------------------
                                     Amount   Yield    Amount   Yield    Amount   Yield    Amount    Yield
                                    ----------------- ----------------- ----------------- -------------------
U.S. Treasury                       $       -     -%  $     614  6.49%  $       -     -%  $       -      - %
U.S. government agencies                5,514  5.61      48,103  5.83       9,291  6.28       1,997   7.01
State and political subdivisions (2)      172  7.34       3,741  6.64       3,464  7.58      13,898   7.65
                                    ----------        ----------        ----------        ----------
        Total (1)                   $   5,686  5.66%  $  52,458  5.97%  $  12,755  6.63%  $  15,895   7.57 %
                                    ==========        ==========        ==========        ==========


(1) Excludes mortgage-backed securities totaling $29.0 million with a yield of 5.94% and nonmarketable equity securities.

(2) The yield on state and political subdivisions is presented on a tax equivalent basis using a federal income tax rate of 34%.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in "---Net Interest Income--- Interest Sensitivity."

SHORT-TERM INVESTMENTS. Short-term investments, which consist primarily of federal funds sold and interest-bearing deposits with other banks, averaged $4.9 million in 1998, compared to $4.1 million in 1997 and $1.5 million in 1996. At December 31, 1998, short-term investments totaled $2.0 million. These funds are a source of the Banks' liquidity. Federal funds are generally invested in an earning capacity on an overnight basis.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Average interest-bearing liabilities increased $83.0 million, or 56.9%, to $229.0 million in 1998, from $146.0 million in 1997. Average interest-bearing deposits increased $79.1 million, or 60.1%, to $210.8 million in 1998, from $131.7 million in 1997. These increases resulted from increases in most categories of interest-bearing liabilities, primarily as a result of the approximately $43.7 million of deposits transferred upon the Carolina First Branch acquisitions in 1998 to the Clemson and Belton Banks.

DEPOSITS. Average total deposits increased $84.9 million, or 57.6%, to $232.2 million during 1998, from $147.3 million during 1997. At December 31, 1998, total deposits were $260.1 million compared to $186.9 million a year earlier, an increase of 39.2%.

The following table sets forth the deposits of the Company by category at the dates indicated.

DEPOSITS
DECEMBER 31                             1998               1997              1996             1995              1994
                                ------------------- ------------------ ---------------- ----------------- -----------------
(Dollars in                                 Percent           Percent          Percent           Percent          Percent
thousands)                                    of                of               of                 of               of
                                  Amount   Deposits  Amount  Deposits  Amount Deposits   Amount  Deposits Amount  Deposits
                                ---------- -------- -------- -------- -------- ------- --------- -------- ------- ---------
Demand deposit accounts         $   23,491    9.03%  $19,460   10.41%  $12,226  13.61%  $  9,447  12.92 % $ 6,968   14.18%
NOW accounts                        45,854   17.63    30,562   16.36     8,296   9.23      8,028  10.98     7,158   14.56
Money market accounts               30,161   11.60    20,812   11.14    14,035  15.62      9,498  12.98     4,815    9.80
Savings accounts                    25,202    9.69    15,127    8.09     8,681   9.66      7,922  10.83     6,818   13.87
Time deposits less
  than $100,000                    104,491   40.17    73,827   39.51    34,745  38.66     26,161  35.77    15,893   32.34
Time deposits of
 $100,000 or over                   30,921   11.88    27,073   14.49    11,879  13.22     12,082  16.52     7,494   15.25
                                ---------- --------  ------- --------  ------- -------  -------- -------  ------- --------
Total deposits                  $  260,120  100.00% $186,861  100.00%  $89,862 100.00 % $ 73,138 100.00 % $49,146  100.00%
                                ========== ========  ======= ========  ======= =======  ======== =======  ======= ========

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits increased $69.4 million in 1998 due to the branch acquisitions.

Deposits, and particularly core deposits, have historically been the Company's primary source of funding and have enabled the Company to meet successfully both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The Company's loan-to-deposit ratio was 66.3% at December 31, 1998, 79.8% at the end of 1997, and averaged 69.7% during 1998. The maturity distribution of the Company's time deposits over $100,000 at December 31, 1998, is set forth in the following table.


Maturities of Certificates of Deposit of $100,000 or More
                                                             After Three  After Six
                                                   Within      Through     Through      After
                                                   Three         Six        Twelve      Twelve
                                                   Months      Months       Months      Months      Total
                                                 ----------- ------------ ----------- ----------- -----------
Certificates of deposit of $100,000 or more      $    9,938  $     7,945  $   10,341  $    2,697  $   30,921

Approximately 32.1% of the Company's time deposits over $100,000 had scheduled maturities within three months and 57.8% had maturities within six months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Company does not solicit brokered deposits.

BORROWED FUNDS. Borrowed funds consist primarily of short-term borrowings in the form of federal funds purchased from correspondent banks, securities sold under agreements to repurchase, and advances from the Federal Home Loan Bank.

Average short-term borrowings were $16.7 million in 1998, an increase of $2.4 million from 1997. Average Federal Home Loan Bank advances during 1998 were $13.1 million compared to $9.0 million during 1997, an increase of $4.1 million. Advances from the Federal Home Loan Bank are collateralized by $9.6 million of debt securities of U.S. Government agencies, one-to-four family residential mortgage loans, and the Company's investment in Federal Home Loan Bank stock. At December 31, 1998, borrowings from the Federal Home Loan Bank were $9.4 million compared to $16.4 million a year earlier. Although management expects to continue using short-term borrowing and Federal Home Loan Bank advances as secondary funding sources, core deposits will continue to be the Company's primary funding source. Of the $9.4 million advances from the Federal Home Loan Bank outstanding at December 31, 1998, $8.0 million will mature after one year.

LONG-TERM DEBT. Long-term debt consists of borrowings obtained to infuse capital into the Belton Bank in order to maintain the minimum capital ratios as a result of the Belton Bank's purchase of two Carolina First Branches in 1998. The average balance of the long-term debt was $1.5 million in 1998. Long-term debt totaled $2.9 million at December 31, 1998. The debt is collateralized by the stock of the subsidiary banks and bears interest at a simple interest rate per annum equal to the London Interbank Offered rate plus 200 basis points. Interest is payable on a quarterly basis, commencing December 31, 1998. Principal payments are due in ten equal installments, beginning on the third anniversary of the note, with the final balance due on December 21, 2010.

CAPITAL

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of the Company consists of common shareholders' equity, excluding the unrealized gain(loss) on available-for-sale securities, minus intangible assets. The Company's Tier 2 capital consists of the allowance for loan losses subject to certain limitations. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The holding company and banking subsidiaries are also required to maintain capital at a minimum level based on average total assets (as defined), which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 1% to 2% above the minimum.

The Company exceeded the Federal Reserve's fully phased-in regulatory capital ratios at December 31, 1998, 1997 and 1996, as set forth in the following table.

ANALYSIS OF CAPITAL
DECEMBER 31, (DOLLARS IN THOUSANDS)                                           1998       1997       1996
                                                                            ---------- ---------- ----------
Tier 1 capital                                                              $  27,142  $  28,341  $  13,474
Tier 2 capital                                                                  2,399      1,531        837
                                                                            ---------- ---------- ----------
        Total qualifying capital                                            $  29,541  $  29,872  $  14,311
                                                                            ========== ========== ==========

Risk-adjusted total assets (including off-balance sheet exposures)          $ 196,968  $ 160,538  $  86,512
                                                                            ========== ========== ==========

Tier 1 risk-based capital ratio                                                 13.78%     17.65%     15.58%
Total risk-based capital ratio                                                  15.00      18.61      16.54
Tier 1 leverage ratio                                                            8.89      12.08      11.62

Each of the Banks is required to maintain risk-based and leverage ratios similar to those required for the Company. Each of the Banks exceeded these regulatory capital ratios at December 31, 1998, as set forth in the following table.

BANK CAPITAL RATIOS
                                                                             Tier 1      Total
                                                                              Risk-      Risk-     Tier 1
December 31, 1998                                                             Based      Based    Leverage
                                                                            ---------- ---------- ----------
The Greenwood Bank                                                              10.77%     11.84%      8.47%
The Clemson Bank                                                                15.56      16.71      10.74
The Barnwell Bank                                                               12.82      14.14       7.87
The Belton Bank                                                                 23.25      22.29       9.12
The Newberry Bank                                                               23.03      24.08      11.25

The Banks are expected to maintain capital ratios that exceed their regulatory minimum requirements. The Company has verbally committed to the state Commissioner of Banking to maintain the percentage of Tier 1 capital (as defined by the commissioner) to total assets at the New Banks at a minimum of 8.00%. The Tier 1 leverage ratio for the Barnwell Bank was 7.87% at December 31, 1998, below the minimum of 8.00%. Management has committed to the state Commissioner of Banking to take the necessary steps to have this ratio at 8.00% by March 31, 1999.

The Clemson Bank and the Belton Bank acquired three Carolina First Branches in 1998. The purchase of the branches and the intangible assets resulting from the purchase lowered the capital ratios of the two banks. The Company infused additional capital of approximately $4.8 million into the Belton Bank after the acquisitions. Although the capital ratios of the Clemson Bank decreased, they remained well above the minimum ratios. See "Liquidity Management and Capital Resources" for additional information.

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

Net proceeds from the Offering and cash received upon the acquisition of the Carolina First Branches in 1997 and 1998 improved the overall liquidity of the Company. The funds were primarily invested in securities which the Company has designated as available for sale. As a result, the Company's loans-to-assets ratio and loans-to-funds ratio decreased. The loans-to-assets ratio at December 31, 1998 was 53.7% compared to 59.9% at December 31, 1997, and the loans-to-funds ratio at December 31, 1998 was 60.7% compared to 69.3% at December 31, 1997. The amount of advances from the Federal Home Loan Bank were approximately $9.4 million at December 31, 1998 compared to $16.3 million at December 31, 1997. Management expects to continue using these advances as a source of funding. The Company obtained borrowings from an unrelated financial institution in 1998 to purchase the three branches from Carolina First. At December 31, 1998, total long-term debt was $2.9 million. Additionally, the Company has approximately $19.5 million of unused lines of credit for federal funds purchases. The Company also has approximately $115.2 million of securities available for sale as a source of liquidity.

The Company depends on dividends from the Banks as its primary source of liquidity. The ability of the Banks to pay dividends is subject to general regulatory restrictions which may, but are not expected to, have a material impact on the liquidity available to the Company. Generally, banks are not allowed to pay dividends unless the retained earnings are in a positive position. Accordingly, management does not expect the New Banks to be able to pay cash in the form of dividends to its parent company in the near future. The Company does not plan to pay cash dividends for the near term. The Company has paid stock dividends in April 1994, August 1995, May 1996, and September 1998 and may do so in the future.

The net proceeds of the Offering were adequate for the initial capitalization of each New Bank and for capital injections at the Barnwell Bank and the Greenwood Bank to comply with capital requirements of the State Board resulting from the growth of the banks. The State Board could require the Company to increase the capitalization of any of the banks. In such event, the Company would likely fund the increased capitalization through the dividends from the Banks (to the extent available), through loans from the Company's banking subsidiaries (subject to regulatory limits and regulatory approval) or through loans from third parties (subject to obtaining regulatory approval).

ACCOUNTING RULE CHANGES

DERIVATIVES AND HEDGING ACTIVITIES. In June 1998, the Financial Accounting Standards Board released Statement of Financial Account Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair values. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company and its subsidiary banks generally do not purchase derivative instruments or enter into hedging activities.

This statement is effective for fiscal years beginning after June 15, 1999.

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

INDUSTRY DEVELOPMENTS

In February 1998, the Supreme Court ruled that a federal credit union must limit its membership to employees of the company that sponsors it. Banking leaders throughout the country have argued that credit unions have an unfair competitive advantage because they do not pay income taxes and are not subject to the same level of regulatory oversight. The Supreme Court ruling applies only to federal credit unions. State-chartered credit unions were not directly affected by the ruling. The lower courts will determine whether current members who are not employed by the credit union sponsor will be forced to close their accounts. Management does not expect the ruling to have an immediate affect on the financial position or results of operations of the Company. The effects on future periods has not yet been determined.

THE YEAR 2000

ISSUES. Some computers, software, and other equipment include programming codes in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Year 2000 Problem".

ASSESSMENT. The Year 2000 Problem could affect computers, software, and other equipment that the Company uses. Accordingly, the Company has completed a review of its internal computer programs and systems to determine whether they will be Year 2000 compliant in a timely manner. However, while the Company does not expect the cost of these efforts to be material to its financial position or any year's operating results, there can be no assurance to this effect.

INTERNAL INFRASTRUCTURE. The Company utilizes an in-house data processing system for most of its accounting functions. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. Management has completed upgrading and is in the process of testing the systems for year 2000 compliance. Management believes that the testing of its systems should be completed by March 31, 1999. The Company also has a number of personal computers, most of which are considered to be Year 2000 compliant. Management has spent approximately $320,000 to get all of its systems Year 2000 compliant. The Company does not believe that the cost related to these efforts will be material to its business, financial condition, or operating results.

SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of the Company's office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other devices, may be affected by the Year 2000 Problem. The Company has completed its assessment of the potential effect of, and the costs of remediating, the Year 2000 Problem on this equipment. The Company estimates that its total cost of completing any required modifications, upgrades, or replacements of these internal systems will not have a material effect on its business, financial condition, or operating results.

SUPPLIERS AND OTHER THIRD PARTIES. The Company has been gathering information from and has initiated communications with its suppliers and other third parties to identify and, to the extent possible, resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of its suppliers and others. Therefore, while the Company expects that it will be able to resolve any significant Year 2000 Problems with its own system, it cannot guarantee that its suppliers or others will resolve any or all Year 2000 Problems with their systems before the occurrence of a material disruption to their businesses. Any failure of these suppliers or others to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, or operating results.

CUSTOMERS. The Company believes that the largest Year 2000 Problem exposure to most banks is the preparedness of the customers of the banks. Management is addressing with its customers the possible consequences of not being prepared for Year 2000. Should large borrowers not sufficiently address this issue, the Company may experience an increase in loan defaults. The amount of potential loss from this issue is not quantifiable. Management is attempting to reduce this exposure by educating its customers. The Company has implemented a comprehensive Year 2000 credit review policy for all existing loans that exceed $100,000 as well as an underwriting policy for all new loan requests. At present, the Company's review indicates that the Company's exposure to credit risks associated with Year 2000 is considered to be low. The Company's credit review procedures will continue to include these policies throughout 1999.

MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business, financial condition, or operating results. However, the Company believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the Year 2000 Problem will occur with its suppliers, customers, or other third parties or the severity, duration, or financial consequences of such failures. As a result, the Company expects that it could possibly suffer the following consequences:

               A number of operational inconveniences and inefficiencies for the Company, its service providers, or its customers that may divert the Company's time and attention and financial and human resources from its ordinary business activities; and

               System malfunctions that may require significant efforts by the Company or its service providers or customers to prevent or alleviate material business disruptions.

CONTINGENCY PLANS. The Company is in the process of developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company's Business Resumption Contingency Plan is expected to be completed by June 30, 1999. Depending on the systems affected, these plans include (a) accelerated replacement of affected equipment or software; (b) short term use of backup equipment and software; (c) increased work hours for the Company's personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems which arise; and (d) other similar approaches. If the Company is required to implement any of these contingency plans, these plans could have a material adverse effect on its business, financial condition, or operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable, as the Company qualifies as a "small business issuer" under Regulation S-B promulgated by the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements identified in Item 14 of this Report on Form 10-K are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

Information called for by PART III (Items 10, 11, 12 and 13) of this Report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended December 31, 1998 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement.

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

                                            COMMUNITY CAPITAL CORPORATION



Dated: March 27, 1999               By:  /s/   WILLIAM   G. STEVENS
                                    ------------------------------------------
                                     William G. Stevens
                                     President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                            Date
---------                             -----                            ----
/s/ WILLIAM G. STEVENS         President (Principal              March 27, 1999
---------------------------     Executive Officer) and
    William G. Stevens          Director

/s/ JAMES H. STARK             Chief Financial                   March 27, 1999
---------------------------     Officer (Principal
    James H. Stark              Financial and
                                Accounting Officer) and
                                Secretary

*                              Assistant                         March 27, 1999
---------------------------     Secretary and
Patricia C. Edmonds             Director


*                              Director                          March 27, 1999
---------------------------
David P. Allred, M.D.


*                              Director                          March 27, 1999
---------------------------
Earl H. Bergen


*                              Director                          March 27, 1999
---------------------------
Robert C. Coleman

                               Director                          March 27, 1999
---------------------------
John W. Drummond


*                              Director                          March 27, 1999
---------------------------
James M. Horton


*                              Director                          March 27, 1999
---------------------------
Hazel B. Hughes

*                              Director                          March 27, 1999
---------------------------
Wayne Q. Justesen, Jr.

*                              Director                          March 27, 1999
---------------------------
Clinton C. Lemon, Jr.


*                              Director                          March 27, 1999
---------------------------
James A. Lollis


*                              Director                          March 27, 1999
---------------------------
Thomas C. Lynch, Jr.

*                              Director                          March 27, 1999
---------------------------
H. Edward Munnerlyn

*                              Director                          March 27, 1999
---------------------------
George B. Park

*                              Director                          March 27, 1999
---------------------------
Joseph H. Patrick, Jr.

*                              Director                          March 27, 1999
---------------------------
Donna W. Robinson

*                              Director                          March 27, 1999
---------------------------
George D. Rodgers

*                              Director                          March 27, 1999
---------------------------
Charles J. Rogers

                               Director                          March 27, 1999
---------------------------
Thomas F. Skelton

                               Director                          March 27, 1999
---------------------------
William F. Steadman

                               Director                          March 27, 1999
---------------------------
Lex D. Walters


*By: /s/ WILLIAM G. STEVENS                                      March 27, 1999
---------------------------
    (William G. Stevens) (As
    Attorney-in-Fact for each
    of the persons indicated)
                                       31

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION

  3.1 *  Articles of Incorporation of Registrant.
  3.2 *  Articles of Amendment  to Articles of  Incorporation  of  Registrant  (re:  Change of
         Name).
  3.3 *  Bylaws of Registrant.
  4.1**  Form of Common Stock Certificate. (The rights of security holders of the Registrant are set forth in the Registrant's Articles of
         Incorporation and Bylaws included as Exhibits 3.1 and 3.3, respectively.)
 10.3 *  Registrant's Executive Supplemental Income Plan (Summary) and form of
         Executive Supplemental Income Agreement.
 10.4 *  Registrant's Management Incentive Compensation Plans (Summary). 10.5 *
         Lease Agreement dated July 8, 1994 between John W. Drummond and the Registrant.
 10.6 ** Lease Agreement With Options dated June 11, 1996 between Robert C.
         Coleman and the
         Registrant.
 10.18   1997 Stock Incentive Plan, as amended.(Incorporated by reference to
         Registrant's Definitive Proxy Statement for Annual Meeting of
         Shareholders held on May 26, 1999.)
 21.1    Subsidiaries of the Registrant.
 24.1    Directors' Powers of Attorney.
 27.1    Financial Data Schedule.

------------------
* Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant's Form 10-K for the fiscal year ended December 31, 1995.
** Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant's Registration Statement on Form S-2 initially filed on December 20, 1996 (File No. 333-18457).