Form 10-Q
period 1999-03-31
COMMUNITY CAPITAL CORP /SC/
filed 1999-05-14
CIK 832847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                              302A MONTAGUE AVENUE
                               GREENWOOD, SC 29646
                         (Address of principal executive
                          offices, including zip code)

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

                                          YES X NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

               3,102,529 SHARES OF COMMON STOCK, $1.00 PAR VALUE

                          COMMUNITY CAPITAL CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                               Page No.

Item 1. Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets - March 31, 1999
                 and December 31, 1998........................................................   3

               Condensed Consolidated Statements of Income - Three months
                 ended March 31, 1999 and 1998................................................   4

               Condensed Consolidated Statements of Comprehensive Income -
                 Three months ended March 31, 1999 and 1998..................................    5

               Condensed Consolidated Statement of Changes in Shareholders'
                 Equity for the three months ended March 31, 1999.............................   6

               Condensed Consolidated Statements of Cash Flows - Three
                 months ended March 31, 1999 and 1998.........................................   7

               Notes to Condensed Consolidated Financial Statements...........................8-10

Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.........................................11-18

Item 3. Quantitative and Qualitative Disclosures
                 About Market Risk............................................................  18


PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds............................................   19

Item 6. Exhibits and Reports on Form 8-K......................................................  19

               (a) Exhibits..................................................................19-21

               (b) Reports on Form 8-K........................................................  19


                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                            Mar.31, 1999       Dec.31, 1998
                                                                          ---------------   ---------------
ASSETS:                                                                      (Unaudited)
Cash and cash equivalents:
  Cash and due from banks                                                 $         6,943   $         8,354
  Interest-bearing deposit accounts                                                   245               693
  Federal funds sold                                                                    -             1,280
                                                                          ---------------   ---------------
    Total cash and cash equivalents                                                 7,188            10,327
                                                                          ---------------   ---------------

Securities:
  Securities available-for-sale                                                   112,434           115,222
  Securities held-to-maturity (estimated fair value
    of $650 at March 31, 1999 and December 31, 1998)                                  650               650
  Nonmarketable equity securities                                                   4,970             4,823
                                                                          ---------------   ---------------
    Total securities                                                              118,054           120,695
                                                                          ---------------   ---------------

Loans receivable                                                                  176,498           172,545
   Less allowance for loan losses                                                  (2,468)           (2,399)
                                                                          ---------------   ---------------
     Loans, net                                                                   174,030           170,146
                                                                          ---------------   ---------------

Premises, furniture, and equipment, net                                             9,731             8,907
Intangible assets                                                                   5,425             5,557
Accrued interest receivable                                                         2,694             2,553
Other assets                                                                        2,764             2,846
                                                                          ---------------   ---------------

    Total assets                                                          $       319,886   $       321,031
                                                                          ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Deposits:
  Noninterest-bearing                                                     $        25,272   $        23,491
  Interest-bearing                                                                233,128           236,629
                                                                          ---------------   ---------------
    Total deposits                                                                258,400           260,120
Federal funds purchased and securities
  sold under agreements to repurchase                                              10,601            11,802
Advances from the Federal Home Loan Bank                                           14,019             9,434
Long-term debt                                                                      1,475             2,925
Accrued interest payable                                                            1,528             1,661
Other liabilities                                                                     788             1,659
                                                                          ---------------   ---------------

    Total liabilities                                                             286,811           287,601
                                                                          ---------------   ---------------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value, 10,000,000 shares authorized; 3,102,529 and
  3,092,268 shares issued and outstanding at March 31, 1999
  and December 31, 1998, respectively                                               3,102             3,092
Capital surplus                                                                    29,682            29,598
Accumulated other comprehensive income                                                (36)              732
Retained earnings                                                                     327                 8
                                                                          ---------------   ---------------

    Total shareholders' equity                                                     33,075            33,430
                                                                          ---------------   ---------------

    Total liabilities and shareholders' equity                            $       319,886   $       321,031
                                                                          ===============   ===============

                  See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (Dollars in thousands except for per share data)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                         ----------------------------------
                                                                                1999             1998
                                                                          ---------------   ---------------
Interest income:
   Loans, including fees                                                  $         3,805   $         3,471
   Securities, taxable                                                              1,342             1,023
   Securities, nontaxable                                                             258               171
   Other interest income                                                                6                78
                                                                          ---------------   ---------------
                                                                                    5,411             4,743
                                                                          ---------------   ---------------
Interest expense:
   Deposits                                                                         2,501             2,174
   FHLB advances                                                                      168               257
   Other interest expense                                                             153                73
                                                                          ---------------   ---------------
                                                                                    2,822             2,504
                                                                          ---------------   ---------------

Net interest income                                                                 2,589             2,239
Provision for loan losses                                                             274               307
                                                                          ---------------   ---------------
Net interest income after
   provision for loan losses                                                        2,315             1,932
                                                                          ---------------   ---------------


Other operating income:
   Service charges on deposit accounts                                                337               245
   Residential mortgage origination fees                                              181               130
   Commissions from sales of mutual funds                                               7                46
   Fees for trust services                                                             44                14
   Gain on sales of securities                                                          7                 -
   Other income                                                                       261               192
                                                                          ---------------   ---------------
                                                                                      837               627
                                                                          ---------------   ---------------

Other operating expenses:
   Salaries and benefits                                                            1,377               972
   Net occupancy expense                                                              160               159
   Amortization of intangible assets                                                  132                83
   Furniture and equipment expense                                                    275               207
   Other operating expenses                                                           864               689
                                                                          ---------------   ---------------
                                                                                    2,808             2,110
                                                                          ---------------   ---------------

Income before taxes                                                                   344               449

Income tax provision                                                                   25               137
                                                                          ---------------   ---------------

Net income                                                                $           319   $           312
                                                                          ===============   ===============

Basic net income per share                                                $          0.10   $          0.11


Diluted net income per share                                              $          0.10   $          0.10

                   See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (Dollars in thousands)



                                                                                 Three Months Ended
                                                                                       March 31,
                                                                         ----------------------------------
                                                                                  1999           1998
                                                                          ---------------   ---------------
Net income                                                                $           319   $           312
                                                                          ---------------   ---------------
Other comprehensive income, net of tax:

  Unrealized gains (losses) on securities
    during the period                                                                (763)              (29)

  Less: reclassification adjustment for gains
    included in net income                                                             (5)                -
                                                                          ---------------   ---------------

Other comprehensive income                                                           (768)              (29)
                                                                          ---------------   ---------------

Comprehensive income                                                      $          (449)  $           283
                                                                          ===============   ===============


                   See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                     Accumulated
                                Common Stock                            Other                       Total
                           ---------------------        Capital    Comprehensive    Retained    Shareholders'
                           Shares        Amount         Surplus        Income       Earnings       Equity
                           ------        ------         -------        ------       --------       ------
Balance,
  December 31, 1998        3,092,268 $      3,092     $   29,598  $        732   $          8   $    33,430

Proceeds from sales
  of stock to ESOP            7,589             7             65                                         72

Proceeds from
  exercise of
  stock options               2,672             3             19                                         22

Other comprehensive
  income                                                                  (768)                        (768)

Net income
  for the period                                                                          319           319
                        -----------   -----------   ------------   -----------   ------------ -------------

Balance,

  March 31, 1999          3,102,529   $     3,102   $     29,682   $       (36)  $        327 $      33,075
                        ===========   ===========   ============   ===========   ============ =============


            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                          ---------------------------------
                                                                                 1999             1998
                                                                          ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $           319   $           312
   Adjustments to reconcile net income to
     net cash (used) provided by operating activities:
     Depreciation                                                                     224               217
     Provision for possible loan losses                                               274               307
     Amortization of intangible assets                                                132                83
     Amortization less accretion on investments                                        46                 6
     Amortization of deferred loan costs                                               89                94
     Gain on sale of securities available for sale                                     (7)                -
     Disbursements for mortgages held for sale                                     (9,309)           (6,548)
     Proceeds of sales of residential mortgages                                     6,566             5,100
     Increase in interest receivable                                                 (141)             (106)
     Increase (decrease) in interest payable                                         (133)              198
     Loss on disposal of premises and equipment                                         1                 -
     Increase (decrease) in other assets                                              478               (92)
     (Increase) decrease in other liabilities                                        (871)              183
                                                                          ---------------   ---------------
        Net cash (used) provided by operating activities                           (2,332)             (246)
                                                                          ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                                              (1,504)           (6,079)
   Purchases of securities available-for-sale                                      (9,825)           (6,617)
   Sales of securities available-for-sale                                           5,005             1,012
   Maturities of securities available-for-sale                                      6,405             4,899
   Purchases of nonmarketable equity securities                                      (147)             (574)
   Purchases of premises and equipment                                             (1,056)              (19)
   Proceeds from sales of premises and equipment                                        7                 -
                                                                          ---------------   ---------------
        Net cash used by investing activities                                      (1,115)           (7,378)
                                                                          ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                             22               148
   Proceeds from stock sales to employee benefit plan                                  72                79
   Net increase (decrease) in deposits accounts                                    (1,720)           23,105
   Proceeds from FHLB borrowings                                                    6,000             5,049
   Repayments of FHLB borrowings                                                   (1,415)           (2,550)
   Proceeds from other borrowings                                                     650                 -
   Repayments of other borrowings                                                  (2,100)                -
   Net decrease in fed funds purchased and repos                                   (1,201)           (9,077)
                                                                          ---------------   ---------------
        Net cash provided by financing activities                                     308            16,754
                                                                          ---------------   ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (3,139)            9,130
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     10,327             8,112
                                                                          ---------------   ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $         7,188   $        17,242
                                                                          ===============   ===============

            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 1999 and for the interim periods ended March 31, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1998 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 1998 Annual Report.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

                                                                                   Three Months Ended
                                                                                        March 31
                                                                          ---------------------------------
(Dollars in thousands)                                                           1999                1998
----------------------                                                    ---------------   ---------------

CASH PAID DURING THE PERIOD FOR:
   Income taxes                                                           $            83   $            13
   Interest                                                                         2,960             2,306

NOTE 3 - ADVANCES FROM THE FEDERAL HOME LOAN BANK
-------------------------------------------------

Advances from the Federal Home Loan Bank were $14,019,000 as of March 31, 1999. Of this amount, the following have scheduled maturities greater than one year:

                  Maturing on                       Interest Rate                     Principal
                  -----------         ----------------------------------          ---------------
                                         (Dollars in thousands)
                    5/23/2000         5.04% - variable                             $           800
                    9/25/2000         6.38% - fixed                                            600
                    1/30/2001         5.85% - fixed                                          1,000
                    9/24/2002         5.66% - fixed, callable 9/24/99                        1,000
                    2/03/2003         5.96% - fixed                                            119
                    9/22/2003         4.70% - fixed, callable 9/22/00                        3,000
                    3/26/2008         5.51% - fixed, callable 3/26/03                        1,500
                    2/02/2009         5.44% - fixed                                          1,000
                                                                                   ---------------

                                      Total advances                               $         9,019
                                                                                   ===============

NOTE 4 - LONG-TERM DEBT
-----------------------

During 1998, the Company borrowed funds from an unrelated financial institution to use for capital infusions into the Belton Bank in order to maintain minimum capital requirements due to an increase in the asset base resulting from the purchase of two branch offices of Carolina First Bank. The Company can borrow up to $5,000,000 under the terms of the agreement. The promissory note is collateralized by the stock of the subsidiary banks and bears interest at a simple rate per annum equal to the one month London Interbank Offered Rate plus 200 basis points. Interest is payable on a quarterly basis; principal payments are due in ten equal installments, beginning on the third anniversary of the note, with the final balance due on December 21, 2010. Early reductions have reduced the principal balance at March 31, 1999 to $975,000, with scheduled principal reductions as follows:

                                                                 Amount
                                                        ---------------------
                                                        (Dollars in thousands)
                      2001                                 $            98
                      2002                                              98
                      2003                                              98
                      After five years                                 681
                                                           ---------------
                                                           $           975
                                                           ===============

                          COMMUNITY CAPITAL CORPORATION


NOTE 4 - LONG-TERM DEBT - Continued
-----------------------------------

During the first quarter of 1999, the parent company borrowed $500,000 from another unrelated financial institution. These funds will be used for various projects including the construction of branch offices throughout the Company. Interest is payable quarterly at a variable rate of 0.75% below the highest prime rate published in the Wall Street Journal. The outstanding principal balance plus any accrued interest is payable on February 10, 2000.

NOTE 5 - SHAREHOLDERS' EQUITY
-----------------------------

During the first quarter of 1999, there were 7,589 shares of stock sold to the Employee Stock Ownership Plan at market prices in the amount of $72,000, and there were 2,672 options exercised by the employees and directors of the Company providing $22,000 of additional capital for the Company.

NOTE 6 - EARNINGS PER SHARE
---------------------------

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

                                                             For the Three Months Ended March 31, 1999
                                                        -------------------------------------------------
                                                              Income           Shares           Per-Share
(Dollars in thousands, except per share)                    (Numerator)     (Denominator)         Amount
                                                        ---------------   ---------------   ---------------
BASIC EARNINGS PER SHARE
Income available to common shareholders                 $           319         3,099,149   $          0.10
                                                                                            ===============
EFFECT OF DILUTIVE SECURITIES
Stock options                                                         -             6,751
                                                        ---------------   ---------------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions                              $           319         3,105,900   $          0.10
                                                        ===============   ===============   ===============



                                                              For the Three Months Ended March 31, 1998
                                                        -------------------------------------------------
                                                             Income           Shares           Per-Share
(Dollars in thousands, except per share)                    (Numerator)     (Denominator)         Amount
                                                        ---------------   ---------------   ---------------
BASIC EARNINGS PER SHARE
Income available to common shareholders                 $           312         2,915,996   $          0.11
                                                                                            ===============
EFFECT OF DILUTIVE SECURITIES
Stock options                                                         -           199,710
                                                        ---------------   ---------------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions                              $           312         3,115,706   $          0.10
                                                        ===============   ===============   ===============

                          COMMUNITY CAPITAL CORPORATION


NOTE 7 - COMPREHENSIVE INCOME
-----------------------------

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. Prior periods have been reclassified to reflect the application of the provisions of SFAS 130. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three months ended March 31, 1999 and 1998:


                                                                For the Quarter Ended March 31, 1999
                                                        -------------------------------------------------
                                                             Pre-tax        (Expense)         Net of tax
                                                              Amount         Benefit            Amount
                                                        ---------------   ---------------   ---------------
                                                                       (Dollars in thousands)
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                           $        (1,157)  $           394   $          (763)
  Less: reclassification adjustment for
    gains realized in net income                                     (7)                2                (5)
                                                        ---------------   ---------------   ---------------
Net unrealized gains (losses) on securities                      (1,164)              396              (768)
                                                        ---------------   ---------------   ---------------

Other comprehensive income                              $        (1,164)  $           396   $          (768)
                                                        ===============   ===============   ===============


                                                                 For the Quarter Ended March 31, 1998
                                                        -------------------------------------------------
                                                             Pre-tax        (Expense)   Net of tax
                                                              Amount           Benefit            Amount
                                                        ---------------   ---------------   ---------------
                                                                       (Dollars in thousands)
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                           $           (46)  $            17   $           (29)
  Less: reclassification adjustment for
    gains realized in net income                                      -                 -                 -
                                                        ---------------   ---------------   ---------------
Net unrealized gains (losses) on securities                         (46)               17               (29)
                                                        ---------------   ---------------   ---------------

Other comprehensive income                              $           (46)  $            17   $           (29)
                                                        ===============   ===============   ===============

                                COMMUNITY CAPITAL CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------

OF OPERATIONS
-------------

The following is a discussion of the Company's financial condition as of March 31, 1999 compared to December 31, 1998, and the results of operations for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

RESULTS OF OPERATIONS
---------------------

NET INTEREST INCOME
-------------------

For the three months ended March 31, 1999, net interest income, the major component of the Company's net income, was $2,589,000 compared to $2,239,000 for the same period of 1998, an increase of $350,000. The improvement was attributable to an increase in the volume of average earning assets during the period, particularly loans and investment activities, which was enough to cover a 17 basis-point drop in the interest rate spread. Net income has also benefitted from the continued strong loan demand in the Greenwood market and steady growth in most other banks in the Company. The average rates paid on interest-bearing liabilities decreased to 4.41% from 5.05% for the three-month periods ended March 31, 1999 and 1998, respectively, with declines in all categories.

The net interest spread and net interest margin were 3.17% and 3.63%, respectively, for the three-month period ended March 31, 1999, compared to 3.34% and 3.96% for the three-month period ended March 31, 1998.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 1999 and 1998, the provision was $274,000 and $307,000, respectively. The Greenwood and Barnwell banks experienced significant increases in nonperforming loans for the period ended March 31, 1999 when compared to the same period in 1998. The Company's nonperforming loans totaled $1,506,000 compared to $938,000 at March 31, 1998. As a result, together the Greenwood and Barnwell banks provided $255,000 of the total $274,000 provision to cover loan growth and the increase in risk associated with the level of nonperforming loans. Based on present information, management believes the allowance for loan losses is adequate at March 31, 1999 to meet presently known and inherent risks in the loan portfolio.

NONINTEREST INCOME
------------------

Total noninterest income for the three months ended March 31, 1999 was $837,000, an increase of $210,000, or 33.5% from the comparable period in 1998.

The increase was primarily due to an increase in service charges on deposit accounts and residential mortgage origination fees. Service charge income was $337,000 for the three-month period ended March 31, 1999 compared to $245,000 for the comparable period in 1998. Residential mortgage origination fees were $181,000 compared to $130,000 in 1998, respectively.

                          COMMUNITY CAPITAL CORPORATION


NONINTEREST EXPENSE
-------------------

Total noninterest expense for the first three months of 1999 was $2,808,000, an increase of $698,000, or 33.1%, when compared to the first three months of 1998.

The primary component of noninterest expense is salaries and benefits which was $1,377,000 and $972,000 for the three months ended March 31, 1999 and 1998, respectively. The $405,000 increase is the result of the additional staff for three Carolina First branches acquired in the second quarter of 1998 and normal pay raises. Furniture and equipment expense increased to $275,000 from $207,000 due to an increase in depreciation charges on additional equipment operating throughout the Company. Other operating expenses also increased significantly, rising $175,000, or 25.4%, over the comparable 1998 period.

INCOME TAXES
------------

For the three months ended March 31, 1999 and 1998, the effective income tax rate was 7.27% and 30.5%, respectively, and the income tax provision was $25,000 and $137,000, respectively. The decrease in the effective tax rate was due to an increase in the amount of nontaxable income from securities, which offset the majority of income before taxes.

NET INCOME
----------

The combination of the above factors resulted in net income of $319,000 for the three months ended March 31, 1999 compared to $312,000 for the comparable period in 1998.

The profitability of the Greenwood bank was supplemented by profits from the Clemson, Belton and Newberry banks for the three months ended March 31, 1999. The Barnwell Bank and Community Trust Company experienced losses for the quarter.

ASSETS AND LIABILITIES
----------------------

During the first three months of 1999, total assets decreased $1,145,000, or 0.4%, when compared to December 31, 1998. The Company experienced growth in the loan area of 2.3% during the first three months of 1999. However, this growth was offset primarily by a decrease in securities available-for-sale and federal funds sold. On the liability side, total deposits decreased $1,720,000 or .7% to $258,400,000 at March 31, 1999. The shrinkage of the Company was primarily attributable to a shrinkage at the Barnwell Bank. Total assets decreased $3,183,000 from December 31, 1998 to $73,581,000 at March 31, 1999 at the
Barnwell Bank.

INVESTMENT SECURITIES
---------------------

Investment securities decreased $2,641,000 to $118,054,000 at March 31, 1999. The decrease is primarily due to the reduction of $2,788,000 in securities available for sale. As deposits of the Company decreased, certain securities that matured were not reinvested in any type of investment security.

LOANS
-----

Loans receivable increased $3,953,000, or 2.29%, since December 31, 1998. This increase was primarily due to the continued strong loan demand in the Greenwood market and growth at several of the other banks. Balances within the major loan receivable categories as of March 31, 1999 and December 31, 1998 are as follows:

                                                                    March 31,        December 31,
                                                                         1999                1998
                                                                 ------------       -------------
                                                                       (Dollars in thousands)
Commercial and agricultural                                  $         33,217    $         28,991
Real estate                                                            93,645              95,033
Home equity                                                            16,419              17,284
Consumer, installment                                                  27,065              27,753
Consumer, credit card and checking                                      1,876               2,031
Residential mortgages held for sale                                     4,276               1,453
                                                             ----------------    ----------------
                                                             $        176,498    $        172,545
                                                             ================    ================

                                       12

                                COMMUNITY CAPITAL CORPORATION


RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                                            March 31,
                                                              ------------------------------------
                                                                     1999                1998
                                                              ---------------    -----------------
Loans:                                                            (Dollars in thousands)
   Nonaccrual loans                                          $          1,416    $            614

   Accruing loans more than 90
     days past due                                           $             90    $            324

Loans identified by the internal review
  mechanism, including nonaccrual loans
  and accruing loans more than 90 days past due:

   Criticized                                                $          7,127    $          2,875
   Classified                                                $          5,342    $          3,467




Activity in the Allowance for Loan Losses is as follows:

                                                                   1999                  1998
                                                             ----------------    ----------------
                                                                    (Dollars in thousands)
Balance, January 1,                                          $          2,399    $          1,531
Provision for loan losses for the period                                  274                 307
Chargeoffs                                                               (266)                (65)
Recoveries                                                                 61                   7
                                                             ----------------    ----------------

Balance, end of period                                       $          2,468    $          1,780
                                                             ================    ================

Gross loans outstanding, end of period                       $        176,498    $        156,502

Allowance for loan losses to loans
  outstanding                                                           1.40%               1.14%

PREMISES AND EQUIPMENT

Premises and equipment purchased during the first quarter of 1999 totaled $1,056,000 for all institutions. This total includes the construction of a main office for the Barnwell Bank and the Newberry Bank. Also the Greenwood Bank is constructing a branch office scheduled to open in July.

DEPOSITS

Total deposits decreased $1,720,000, or 0.66%, from December 31, 1998. Expressed in percentages, noninterest-bearing deposits increased 7.58% and interest-bearing deposits decreased by 1.48%.

Balances within the major deposit categories as of March 31, 1999 and December 31, 1998 are as follows:

                                                                  March 31,         December 31,
                                                                     1999              1998
                                                             ----------------    ----------------
                                                                  (Dollars in thousands)
Noninterest-bearing demand deposits                          $         25,272    $         23,491
Interest-bearing demand deposits                                       45,180              45,854
Money market accounts                                                  32,537              30,161
Savings deposits                                                       26,360              25,202
Certificates of deposit                                               129,051             135,412
                                                             ----------------    ----------------
                                                             $        258,400    $        260,120
                                                             ================    ================

                                COMMUNITY CAPITAL CORPORATION


ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank were $14,019,000 as of March 31, 1999. Of this amount, the following have scheduled maturities greater than one year:


 Maturing on                     Interest Rate                              Principal
 -----------            ------------------------------                      ---------
                                                                       (Dollars in thousands)
   5/23/2000              5.04% - variable                                $         800
   9/25/2000              6.38% - fixed                                             600
   1/30/2001              5.85% - fixed                                           1,000
   9/24/2002              5.66% - fixed, callable 9/24/99                         1,000
   2/03/2003              5.96% - fixed                                             119
   9/22/2003              4.70% - fixed, callable 9/22/00                         3,000
   3/26/2008              5.51% - fixed, callable 3/26/03                         1,500
   2/02/2009              5.44% - fixed                                           1,000
                                                                                 ------
                                                                  Total advances $9,019
                                                                                 ======

LONG-TERM DEBT
--------------

During 1998, the Company borrowed funds from an unrelated financial institution to use for capital infusions into the Belton Bank in order to maintain minimum capital requirements due to an increase in the asset base resulting from the purchase of two branch offices of Carolina First Bank. The Company can borrow up to $5,000,000 under the terms of the agreement. The promissory note is collateralized by the stock of the subsidiary banks and bears interest at a simple rate per annum equal to the one month London Interbank Offered Rate plus 200 basis points. Interest is payable on a quarterly basis; principal payments are due in ten equal installments, beginning on the third anniversary of the note, with the final balance due on December 21, 2010. Early reductions have reduced the principal balance at March 31, 1999 to $975,000, with scheduled principal reductions as follows:

                                                          Amount
                                                          ------
                                                   (Dollars in thousands)

2001                                                $             98
2002                                                              98
2003                                                              98
After five years                                                 681
                                                    ----------------
                                                    $            975
                                                    ================

During the first quarter of 1999, the parent company borrowed $500,000 from another unrelated financial institution. Interest is payable quarterly at a variable rate of 0.75% below the highest prime rate published in the Wall Street Journal. The outstanding principal balance plus any accrued interest is payable on February 10, 2000.

CAPITAL
-------

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

                          COMMUNITY CAPITAL CORPORATION

-------

The following table summarizes the capital ratios of the Company and its banking subsidiaries and the regulatory minimum requirements at March 31, 1999:

                                                      Tier 1             Total               Tier 1
                                                  Risk Based          Risk Based           Leverage
                                                  ----------          ----------           --------
Actual ratio:
  Community Capital Corporation                      13.71%              14.93%               8.82%
  Greenwood Bank & Trust                              9.72               10.78                7.72
  Clemson Bank & Trust                               13.29               14.47                9.68
  The Bank of Barnwell County                        13.18               13.99                7.84
  TheBank                                            22.18               23.11                9.24
  The Bank of Newberry County                        22.01               23.05               11.11
Regulatory minimums:
 For capital adequacy purposes                        4.00                8.00                4.00
 To be well-capitalized under
    prompt action provisions                          6.00               10.00                5.00


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Shareholders' equity was increased by the $22,000 proceeds from the exercise of stock options, the $72,000 proceeds from sales of stock to the Employee Stock Ownership Plan, and net income of $319,000. Due to changes in the market rates of interest, the fair value of the Company's securities available for sale decreased which had the effect of decreasing shareholders' equity by $768,000 net of the deferred tax effects for the three months ended March 31, 1999 when compared to December 31, 1998.

For the near term, maturities and sales of securities available for sale are expected to be a primary source of liquidity as the Company and its subsidiary banks deploy these funds into loans to achieve the desired mix of assets and liabilities. The Company also expects to build its deposit base in its new markets. Short-term borrowings by the banks are not expected to be a primary source of liquidity for the near term; however, the Company has approximately $17,272,000 of unused lines of credit to purchase federal funds.

REGULATORY MATTERS
------------------

The management of the Company is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

THE YEAR 2000
-------------

ISSUES. Some computers, software, and other equipment include the programming codes in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Year 2000 Problem".

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

                          COMMUNITY CAPITAL CORPORATION

-------------

INTERNAL INFRASTRUCTURE. The Company utilizes an in-house data processing system for most of its accounting functions. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. Management has completed upgrading and is in the process of testing the systems for year 2000 compliance. The Company did not complete the testing of all mission-critical systems as of March 31, 1999. While the testing of the in-house data processing system was completed at the data processing center, the testing was not completed between the data processing center and subsidiary banks. Management believes that the testing of its systems should be completed by June 30, 1999. The Company also has a number of personal computers, most of which are considered to be Year 2000 compliant. Management has spent approximately $380,000 to get all of its systems Year 2000 compliant. Additional costs are expected to total $180,000. The Company does not believe that the cost related to these efforts will be material to its business, financial condition, or operating results.

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

                          COMMUNITY CAPITAL CORPORATION

-------------


      * A number of operational inconveniences and inefficiencies for the Company, its service providers, or its customers that may divert the Company's time and attention and financial and human resources from its ordinary business activities; and


      * System malfunctions that may require significant efforts by the Company or its service providers or customers to prevent or alleviate material business disruptions.

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

ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS
--------------------------------------------------

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

                                COMMUNITY CAPITAL CORPORATION
                                 PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

During the quarter ended March 31, 1999, the Company sold an aggregate of 7,589 shares of Common Stock to its Employee Stock Ownership Plan without registration under the Securities Act of 1933, as amended (the "1933 Act"). The following sets forth the dates and amount of such sales:


        Date                         Shares                 Proceeds
-----------------                -------------          -----------------
  January 4, 1999                   2,018                   $     19,171
  February 2, 1999                  3,292                         30,418
  March 1, 1999                     2,279                         22,517



In each case, all of the shares were sold at the quoted market price at the time of sale and were issued pursuant to the exemption from registration contained in
Section 4(2) of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that the purchaser was given and had access to detailed financial information with respect to the Company and possessed requisite financial sophistication. The Company did not sell any other equity securities during the quarter ended March 31, 1999 which were not registered under the 1933 Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Not applicable, as the Company qualifies as a "small business issuer" under regulation S-B promulgated by the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

     (1)     Exhibits

             27.  Financial Data Schedule

Items 1, 3, 4, and 5 are not applicable.

                          COMMUNITY CAPITAL CORPORATION
                           PART II - OTHER INFORMATION


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           COMMUNITY CAPITAL CORPORATION



                           By:
                             -------------------------------------
                               William G.Stevens
                               President & Chief Executive Officer



Date: May 14, 1999         By:
                             -------------------------------------
                               James H. Stark
                               Chief Financial Officer