Form 10-Q
period 1999-06-30
COMMUNITY CAPITAL CORP /SC/
filed 1999-08-13
CIK 832847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      ----           OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

      ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                       YES   X      NO
                                            ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                3,110,218 SHARES OF COMMON STOCK, $1.00 PAR VALUE

                          COMMUNITY CAPITAL CORPORATION

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          Page No.
------------------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 1999
         and December 31, 1998 .......................................        3

         Condensed Consolidated Statements of Operations - Six months
         and three months ended June 30, 1999 and 1998................        4

         Condensed Consolidated Statements of Comprehensive Income -
         Six months and three months ended June 30, 1999 and 1998.....        5

         Condensed Consolidated Statement of Changes in Shareholders'
         Equity - Six months ended June 30, 1999......................        6

         Condensed Consolidated Statements of Cash Flows - Six months
         ended June 30, 1999 and 1998.................................        7

         Notes to Condensed Consolidated Financial Statements.........     8-11

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations. ..............................    12-20


PART II.  OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities and Use of Proceeds................           21

Item 4.  Submission of Matters to a Vote of Security Holders......           21

Item 6.  Exhibits and Reports on Form 8-K ........................           21

         (a) Exhibits ............................................        21-23

         (b) Reports on Form 8-K .................................           21

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                             June 30, 1999           Dec.31, 1998
                                                                              -------------           ------------
ASSETS:                                                                          (UNAUDITED)
Cash and cash equivalents:
  Cash and due from banks                                                    $    9,710             $      8,354
  Interest-bearing deposit accounts                                                 300                      693
  Federal funds sold                                                                  -                    1,280
                                                                          -------------            -------------
    Total cash and cash equivalents                                              10,010                   10,327
                                                                          -------------            -------------

Securities:
  Securities available-for-sale                                                 108,671                  115,222
  Securities held-to-maturity (estimated fair value
    of $650 at June 30, 1999 and December 31, 1998)                                 650                      650
  Nonmarketable equity securities                                                 4,699                    4,823
                                                                          -------------            -------------
    Total securities                                                            114,020                  120,695
                                                                          -------------            -------------

Loans receivable                                                                186,330                  172,545
   Less allowance for loan losses                                                 2,486                    2,399
                                                                          -------------            -------------
     Loans, net                                                                 183,844                  170,146
                                                                          -------------            -------------

Premises, furniture, and equipment, net                                          10,820                    8,907
Intangible assets                                                                 5,291                    5,557
Accrued interest receivable                                                       2,454                    2,553
Other assets                                                                      3,942                    2,846
                                                                          -------------            -------------

    Total assets                                                            $   330,381             $    321,031
                                                                          =============            =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Deposits:
  Noninterest-bearing                                                       $    24,758              $    23,491
  Interest-bearing                                                              228,762                  236,629
                                                                          -------------            -------------
    Total deposits                                                              253,520                  260,120
Federal funds purchased and securities
  sold under agreements to repurchase                                            25,231                   11,802
Advances from the Federal Home Loan Bank                                         15,994                    9,434
Long-term debt                                                                    1,575                    2,925
Accrued interest payable                                                          1,464                    1,661
Other liabilities                                                                 1,036                    1,659
                                                                          -------------            -------------

    Total liabilities                                                           298,820                  287,601
                                                                          -------------            -------------
SHAREHOLDERS' EQUITY:
Common stock, $1 par value, 10,000,000 shares authorized; 3,110,218 and
  3,092,268 shares issued and outstanding at June 30, 1999
  and December 31, 1998, respectively                                             3,110                    3,092
Capital surplus                                                                  29,747                   29,598
Accumulated other comprehensive income                                           (1,987)                     732
Retained earnings                                                                   691                        8
                                                                          -------------            -------------

    Total shareholders' equity                                                   31,561                   33,430
                                                                          -------------            -------------

    Total liabilities and shareholders' equity                               $  330,381              $   321,031
                                                                          =============            =============

            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands except for per share data)


                                                         Six Months Ended             Three Months Ended
                                                               June 30,                    June 30,
                                                         --------------------         -------------------
                                                          1999          1998            1999        1998
                                                          ----          ----            ----        ----
Interest income:
   Loans, including fees                               $ 7,725         $  7,174           $ 3,920         $  3,703
   Securities, taxable                                   2,587            2,069             1,245            1,046
   Securities, nontaxable                                  562              345               304              174
   Other interest income                                    20              189                14              111
                                                --------------   --------------    --------------  ---------------
                                                        10,894            9,777             5,483            5,034
                                                --------------   --------------    --------------  ---------------
Interest expense:
   Deposits                                              4,894            4,565             2,393            2,391
   FHLB advances                                           290              489               122              232
   Other interest expense                                  395              111               242               38
                                                --------------   --------------    --------------  ---------------
                                                         5,579            5,165             2,757            2,661
                                                --------------   --------------    --------------  ---------------

Net interest income                                      5,315            4,612             2,726            2,373
Provision for loan losses                                  509              593               235              286
                                                --------------   --------------    --------------  ---------------
Net interest income after provision
  for loan losses                                        4,806            4,019             2,491            2,087
                                                --------------   --------------    --------------  ---------------

Other operating income:
   Service charges on deposit accounts                     703              567               366              322
   Residential mortgage origination fees                   408              302               227              172
   Commissions from sales of mutual funds                   24               77                17               32
   Fees for trust services                                  47               33                 3               20
   Gain on sales of securities                             175               19               168               19
   Gain on sale of branch                                    -              130                 -              130
   Other income                                            461              349               200              155
                                                --------------   --------------    --------------  ---------------
                                                         1,818            1,477               981              850
                                                --------------   --------------    --------------  ---------------
Other operating expenses:
   Salaries and benefits                                 2,860            2,104             1,483            1,132
   Net occupancy expense                                   319              322               159              163
   Amortization of intangible assets                       266              175               134               92
   Furniture and equipment expense                         551              433               276              226
   Other expenses                                        1,873            1,526             1,009              837
                                                --------------   --------------    --------------  ---------------
                                                         5,869            4,560             3,061            2,450
                                                --------------   --------------    --------------  ---------------

Income before taxes                                        755              936               411              487

Income tax provision                                        72              228                47               91
                                                --------------   --------------    --------------  ---------------

Net income                                            $    683         $    708          $    364         $   396
                                                 ==============   ==============    ==============  ===============


Basic net income per share                            $    0.22        $   0.24          $   0.12         $  0.13

Diluted net income per share                          $    0.22        $   0.23          $   0.12         $  0.13

            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                       Six Months Ended               Three Months Ended
                                                           June 30,                          June 30,
                                                      --------------------            ---------------------
                                                      1999          1998              1999          1998
                                                      ----          ----              ----          ----

Net income                                         $  683         $  708            $  364        $  396
                                                   ------         ------            ------        ------

Other comprehensive income, net of tax:
   Unrealized gains (losses)
     on securities during
     the period                                    (2,604)              7           (1,841)            36
   Less: reclassification
     adjustment for gains
     included in net income                          (115)            (13)            (110)           (13)
                                                     -----            ----            -----           ----

Other comprehensive income                         (2,719)             (6)          (1,951)            23
                                               -----------      ----------        ---------       --------

Comprehensive income                             $ (2,036)        $   702         $ (1,587)       $   419
                                             ==============   ============       ==========     ==========

            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)
                                              (Dollars in thousands)

                                                                            Accumulated
                                                                              Other                           Total
                                        Common Stock            Capital     Comprehensive   Retained       Shareholders'
                                   Shares           Amount       Surplus       Income       Earnings          Equity
                                   ------           ------       -------       ------       --------          ------
Balance,
 December 31, 1998                3,092,268   $     3,092        $ 29,598          $ 732        $    8          $  33,430

Proceeds from sales
 of stock to ESOP                    15,278            15             130                                             145

Proceeds from
  exercise of
  stock options                       2,672             3              19                                              22

Other comprehensive
  income                                                                          (2,719)                          (2,719)

Net income
  for the period                                                                                    683               683
                              --------------   ----------    ------------   -------------    ----------      -------------
Balance,
  June 30, 1999                   3,110,218   $     3,110       $  29,747       $ (1,987)         $ 691      $     31,561
                             ==============   ===========    ============   =============    ==========      =============

            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                      -----------------------
                                                                                       1999             1998
                                                                                     ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $    683         $    708
   Adjustments to reconcile net income to net cash
     (used) provided by operating
     activities:
     Depreciation                                                                        453              426
     Provision for possible loan losses                                                  509              593
     Amortization of intangible assets                                                   266              175
     Amortization less accretion on investments                                          108               16
     Amortization of deferred loan costs                                                 180              206
     Gain on sales of securities available-for-sale                                     (175)             (19)
     Gain on sale of branch                                                                -             (130)
     Loss on sales of premises and equipment                                               1               20
     Disbursements for mortgages held for sale                                        (7,236)         (12,980)
     Proceeds of sales of residential mortgages                                       10,247           12,542
     (Increase) decrease in interest receivable                                           99             (192)
     Increase (decrease) in interest payable                                            (197)              69
     (Increase) decrease in other assets                                                 306             (228)
     Increase (decrease)in other liabilities                                            (623)             240
                                                                                 -----------      -----------

        Net cash (used) provided by operating activities                               4,621            1,446
                                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                                                (17,398)         (13,937)

   Purchases of securities available-for-sale                                        (33,237)         (47,723)

   Proceeds from sales of securities available-for-sale                               26,993            3,531
   Proceeds from maturities of securities available-for-sale                           8,741           14,570
   (Purchases) sales of nonmarketable equity securities                                  124             (574)
   Purchases of premises and equipment                                                (2,374)            (442)

   Proceeds from sales of premises and equipment                                           7              477
   Acquisition of branches                                                                 -           38,423
   Net cash outflow from sale of branch                                                    -           (2,049)
                                                                                 -----------      -----------
        Net cash used by investing activities                                        (17,144)         (7,724)
                                                                                 -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                                22              211
   Proceeds from stock sales to ESOP                                                     145              153
   Net increase (decrease) in deposit accounts                                        (6,600)          27,445
   Proceeds from FHLB borrowings                                                      13,000            5,049
   Repayments of FHLB borrowings                                                      (6,440)          (5,550)
   Proceeds from other borrowings                                                      1,100            3,275
   Repayments of other borrowings                                                     (2,450)               -
   Net increase (decrease) in fed funds purchased and repos                           13,429          (10,498)
                                                                                 -----------      -----------
        Net cash provided by financing activities                                     12,206           20,085
                                                                                 -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (317)          13,807


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        10,327            8,112
                                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   10,010       $   21,919
                                                                                 ===========      ===========

            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 1999 and for the interim periods ended June 30, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1998 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 1998 Annual Report.

Community Capital Corporation (the Company) is a multi-bank holding company for five subsidiary banks and a trust company. The subsidiary banks include:
Greenwood Bank & Trust (Greenwood Bank), Clemson Bank & Trust (Clemson Bank), Community Bank & Trust, formerly Bank of Barnwell County (Barnwell Bank), TheBank (Belton Bank), and The Bank of Newberry County (Newberry Bank). Community Trust Company (Trust Company) is the subsidiary that provides trust functions.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

                                                             Six Months Ended
                                                                 June 30
                                                           --------------------
(Dollars in thousands)                                     1999         1998
----------------------                                     --------   ----------
CASH PAID DURING THE PERIOD FOR:
   Income taxes                                       $      240      $    127
   Interest                                           $    5,776      $  5,096

DETAILS OF ACQUISITIONS OF NEW BRANCHES:
   Loans, including accrued interest receivable                -         2,197
   Allowance for loan losses from acquisition                  -           (38)
   Premises and equipment                                      -           636
   Intangible core deposit premiums                            -         2,807
   Deposits, including accrued interest payable                -       (44,015)
   Other, net                                                  -           (10)
                                                     -----------      ---------
         Cash received for net liabilities assumed    $        -     $ (38,423)
                                                     ===========      =========

NOTE 3 - ADVANCES FROM THE FEDERAL HOME LOAN BANK
-------------------------------------------------

Advances from the Federal Home Loan Bank of Atlanta to the banking subsidiaries were $15,994,000 as of June 30, 1999. Of this amount, the following have scheduled maturities greater than one year:

     Maturing on           Interest Rate                           Principal
     -----------           -------------                           ---------
                      (Dollars in thousands)
       9/25/2000       6.38% - fixed                             $     600
       1/30/2001       5.85% - fixed                                 1,000
       9/24/2002       5.66% - fixed, callable 9/24/99               1,000
       2/03/2003       5.96% - fixed                                   119
       9/22/2003       4.70% - fixed, callable 9/22/00               3,000
       3/26/2008       5.51% - fixed, callable 3/26/03               1,500
       2/02/2009       5.44% - fixed                                 1,000
                                                                ----------

                     Total long-term debt                       $    8,219
                                                                ==========

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - LONG-TERM DEBT
-----------------------

During 1998, the Company borrowed funds from an unrelated financial institution to use for capital infusions into the Belton Bank in order to maintain minimum capital requirements due to an increase in the asset base resulting from the purchase of two branch offices of Carolina First Bank. The Company can borrow up to $5,000,000 under the terms of the agreement. The promissory note is collateralized by the stock of the subsidiary banks and bears interest at a simple rate per annum equal to the one month London Interbank Offered Rate plus 200 basis points. Interest is payable on a quarterly basis; principal payments are due in ten equal installments, beginning on the third anniversary of the note, with the final balance due on December 21, 2010. Early reductions have reduced the principal balance at June 30, 1999 to $1,075,000, with scheduled principal reductions as follows:

                                                       Amount
                                                       ------
                                               (Dollars in thousands)
              2001                                 $     108
              2002                                       108
              2003                                       108
              After five years                           751
                                                   ---------

                                                    $  1,075
                                                   ===========

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

NOTE 5 - SHAREHOLDERS' EQUITY
-----------------------------

During the first six months of 1999, there were 15,278 shares of stock sold to the Employee Stock Ownership Plan at market prices in the amount of $145,000, and there were 2,672 options exercised by the employees and directors of the Company providing $22,000 of additional capital for the Company.

NOTE 6 - EARNINGS PER SHARE
---------------------------

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the six- and three-month periods ended June 30, 1999 and 1998 are as follows:

                                                       For the Six Months Ended June 30, 1999
                                                   ----------------------------------------------
                                                   Income            Shares            Per-Share
(Dollars in thousands, except per share)         (Numerator)     (Denominator)           Amount
BASIC EARNINGS PER SHARE
Income available to common shareholders      $     683             3,103,108          $  0.22
                                                                                       =======
EFFECT OF DILUTIVE SECURITIES
Stock options                                        -                 8,706
                                             ----------           -----------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions                   $     683             3,111,814          $  0.22
                                             ==========           ===========       ==========

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - EARNINGS PER SHARE - CONTINUED
---------------------------------------

                                                          For the Six Months Ended June 30, 1998
                                                          --------------------------------------
                                                          Income          Shares        Per-Share
(Dollars in thousands, except per share)                (Numerator)    (Denominator)      Amount
BASIC EARNINGS PER SHARE                                -----------    -------------      ------
Income available to common shareholders                 $    708        2,922,937      $    0.24
                                                                                      ===========

EFFECT OF DILUTIVE SECURITIES
Stock options                                                  -          202,680
                                                         ------------  ------------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions                              $    708        3,125,617     $    0.23
                                                        ============  ============   ============


                                                         For the Three Months Ended June 30, 1999
                                                         ----------------------------------------
                                                         Income          Shares         Per-Share
(Dollars in thousands, except per share)               (Numerator)    (Denominator)      Amount
BASIC EARNINGS PER SHARE                                -----------    -------------      ------
Income available to common shareholders                 $   364         3,107,024    $    0.12
                                                                                    =============

EFFECT OF DILUTIVE SECURITIES
Stock options                                                 -            11,202
                                                        ------------   ------------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions                              $    364        3,118,226    $    0.12
                                                        ============   ============  ============


                                                         For the Three Months Ended June 30, 1998
                                                         ----------------------------------------
                                                         Income          Shares         Per-Share
(Dollars in thousands, except per share)               (Numerator)    (Denominator)       Amount
BASIC EARNINGS PER SHARE                               -----------    -------------      ------
Income available to common shareholders                 $   396         2,929,802    $    0.13
                                                                                    =============

EFFECT OF DILUTIVE SECURITIES
Stock options                                                 -           213,470
                                                        ----------      ----------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions                              $   396         3,143,272    $   0.13
                                                        ==========     ===========   ============

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - COMPREHENSIVE INCOME
-----------------------------

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects for the six and three-month periods ended June 30, 1999 and 1998

(Dollars in thousands)                                  Pre-tax              (Expense)           Net of tax
FOR THE SIX MONTHS ENDED JUNE 30, 1999:                  Amount               Benefit              Amount
Unrealized gains (losses) on securities:        ------------------    ------------------    ---------------
  Unrealized holding gains (losses)
    arising during the period                   $           (3,946)   $            1,342    $        (2,604)
  Less: reclassification adjustment
    for gains realized in net income                          (175)                   60               (115)
                                                ------------------    ------------------    ---------------
Net unrealized gains (losses) on
  securities                                                (4,121)                1,402             (2,719)
                                                ------------------    ------------------    ---------------

Other comprehensive income                      $           (4,121)   $            1,402    $        (2,719)
                                                ==================    ==================    ===============

FOR THE SIX MONTHS ENDED JUNE 30, 1998:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                   $                9    $               (2)   $             7
  Less: reclassification adjustment for
    gains realized in net income                               (19)                    6                (13)
                                                ------------------    ------------------    ---------------
Net unrealized gains (losses) on
  securities                                                   (10)                    4                 (6)
                                                ------------------    ------------------    ---------------

Other comprehensive income                      $              (10)   $                4    $            (6)
                                                ==================    ==================    ===============

FOR THE THREE MONTHS ENDED JUNE 30, 1999:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                   $           (2,789)   $              948    $        (1,841)
  Less: reclassification adjustment for
    gains realized in net income                              (168)                   58               (110)
                                                ------------------    ------------------    ---------------
Net unrealized gains (losses) on
  securities                                                (2,957)                1,006             (1,951)
                                                ------------------    ------------------    ---------------

Other comprehensive income                      $           (2,957)   $            1,006    $        (1,951)
                                                ==================    ==================    ===============


FOR THE THREE MONTHS ENDED JUNE 30, 1998:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                   $               55    $              (19)   $            36
  Less: reclassification adjustment for
    gains realized in net income                               (19)                    6                (13)
                                                ------------------    ------------------    ---------------
Net unrealized gains (losses) on
  securities                                                    36                   (13)                23
                                                ------------------    ------------------    ---------------

Other comprehensive income                      $               36    $              (13)   $            23
                                              ==================    ==================    ===============

                                           COMMUNITY CAPITAL CORPORATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
OF OPERATIONS
-------------

The following is a discussion of the Company's financial condition as of June 30, 1999 compared to December 31, 1998, and the results of operations for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

Effective June 15, 1998, the Belton Bank and the Clemson Bank acquired certain assets and assumed certain liabilities of three branch offices of Carolina First Bank pursuant to the terms of Purchase and Assumption Agreements dated February 25, 1998 (the "Purchase of the Branches").

RESULTS OF OPERATIONS
---------------------

NET INTEREST INCOME
-------------------

For the six months ended June 30, 1999, net interest income, the major component of the Company's net income, was $5,315,000 compared to $4,612,000 for the same period of 1998, an increase of $703,000. For the three months ended June 30, 1999, net interest income was $2,726,000 compared to $2,373,000 for the comparable period of 1998. The improvements in the 1999 periods were attributable to the increase in the volume of average earning assets, particularly loans and investment securities. The average rate realized on interest-earning assets decreased to 7.57% from 8.28%, while the average rate paid on interest-bearing liabilities decreased to 4.32% from 4.99% for the six-month periods ended June 30, 1999 and 1998, respectively.

The net interest spread and net interest margin were 3.25% and 3.69%, respectively, for the six-month period ended June 30, 1999, compared to 3.29% and 3.90% for the six-month period ended June 30, 1998.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 1999 and 1998, the provision was $509,000 and $593,000, respectively. For the three months ended June 30, 1999 and 1998, the provision for loan losses was $235,000 and $286,000, respectively. The Greenwood and Barnwell Banks experienced slight increases in nonperforming loans for the period ended June 30, 1999 when compared with the same period in 1998. As a result, the Greenwood and Barnwell Banks provided $414,000 of the $509,000 provision to cover loan growth and the increase in the level of nonperforming loans. The Company's nonperforming loans totaled $1,522,000 compared to $780,000 in 1998. Based on present information, management believes the allowance for loan losses is adequate at June 30, 1999 to meet presently known and inherent risks in the loan portfolio.

                          COMMUNITY CAPITAL CORPORATION


NONINTEREST INCOME
------------------

Total noninterest income for the six months ended June 30, 1999 was $1,818,000, an increase of $341,000 compared to $1,477,000 for the six months ended June 30, 1998. Total noninterest income for the quarter ended June 30, 1999 was $981,000, or 15.4% higher than the second quarter of 1998.

The increases for both the six and three-month periods ending June 30, 1999 were due to significant increases in three areas: service charges on deposit accounts; residential mortgage origination fees; and gains realized on the sale of securities. Service charges on deposit accounts were $703,000 and $567,000 during the six months ending June 30, 1999 and 1998, respectively, and were $366,000 and $322,000 for the three months ending June 30, 1999 and 1998, respectively. The increases were primarily attributable to the increase in average deposits throughout the Company. Mortgage origination fees increased from $302,000 at June 30, 1998 to $408,000 at June 30, 1999, an increase of
35.1%, as low residential mortgage rates continued to encourage home refinancings. The Company realized gains of $175,000 on the sale of securities for the six-month period ended June 30, 1999, compared to gains of $19,000 for the same period in 1998.

NONINTEREST EXPENSE
-------------------

Total noninterest expense for the first six months of 1999 was $5,869,000, an increase of $1,309,000, or 28.70%, when compared to the first six months of 1998. For the quarter ended June 30, 1999, noninterest expense was $3,061,000, an increase of $611,000, or 24.9%, over the comparable period of 1998.

The primary component of noninterest expense is salaries and benefits which was $2,860,000 and $2,104,000 for the six months ended June 30, 1999 and 1998, respectively and $1,483,000 and $1,132,000 for the three months ending June 30, 1999 and 1998, respectively. These increases are the result of the additional staff for three Carolina First branches acquired in June 1998 and normal pay raises. Furniture and equipment expense increased to $551,000 for the six-month period ending June 30, 1999, a gain of 27.2% over the related period in 1998 due primarily to depreciation charges realized on additional equipment operating throughout the Company. Other expenses also increased, rising 22.7% to $1,873,000 for the first six months of 1999.

INCOME TAXES
------------

For the six months ended June 30, 1999 and 1998, the effective income tax rate was 9.5% and 24.4%, respectively, and the income tax provision was $72,000 and $228,000, respectively. For the quarter ended June 30, 1999, the effective tax rate was 11.4% compared to 18.7% for the second quarter of 1998. The decreases in the effective tax rate were due to an increase in the amount of nontaxable income from securities, which offset the majority of income before taxes.

                          COMMUNITY CAPITAL CORPORATION


NET INCOME
----------

The combination of the above factors resulted in net income of $683,000 for the six months ended June 30, 1999 compared to $708,000 for the comparable period in 1998. For the quarter ended June 30, 1999, net income was $364,000, a decrease of $32,000 when compared to the second quarter of 1998.

The Company reported profits at the Greenwood Bank, the Clemson Bank, the Belton Bank and the Newberry Bank for the six months ended June 30, 1999. The Barnwell Bank and the Trust Company experienced losses for the six months ended June 30, 1999.

ASSETS AND LIABILITIES
----------------------

During the first six months of 1999, total assets grew $9,350,000, or 2.9%, when compared to December 31, 1998. The Company experienced growth of 8.0% in the loan area during the first six months of 1999. However, this growth was partially offset by a decrease in securities and federal funds sold. On the liability side, total deposits decreased $6,600,000, or 2.5% to $253,520,000 at June 30, 1999. The most significant decrease in deposit accounts occurred at the Barnwell Bank, in an effort to maintain an adequate loan-to-deposit ratio.

INVESTMENT SECURITIES
---------------------

Investment securities decreased $6,675,000 during the six-month period. The decrease was primarily due to a reduction of $6,551,000 in securities available-for-sale. As deposits of the Company decreased, proceeds from the sale of securities were used to fund the loan growth.

LOANS
-----

Loans receivable increased $13,785,000, or 8.0%, since December 31, 1998. This increase was due to loan growth at several of the Company's subsidiary banks, primarily the Belton Bank. Balances within the major loan receivable categories as of June 30, 1999 and December 31, 1998 are as follows:

                                                       June 30,     December 31,
(Dollars in thousands)                                  1999          1998
                                               -----------------   -------------
Commercial and agricultural                     $     31,759      $     28,991
Real estate                                          106,056            95,033
Home equity                                           15,968            17,284
Consumer, installment                                 29,360            27,753
Consumer, credit card and checking                     1,921             2,031
Residential mortgages held for sale & other            1,266             1,453
                                               -------------    --------------

                                                $    186,330     $     172,545
                                               =============    ==============

                          COMMUNITY CAPITAL CORPORATION

RISK ELEMENTS IN THE LOAN PORTFOLIO
-----------------------------------
The following is a summary of risk elements in the loan portfolio:

                                                                June 30,
                                                         --------------------
                                                         1999             1998
                                                         ----             ----
Loans:                                                   (Dollars in thousands)
   Nonaccrual loans                                  $   1,469       $      706
   Accruing loans more than 90
     days past due                                   $      53       $       74

Loans identified by the internal review
  mechanism, including nonaccrual loans and
  accruing loans more than 90 days past due:
   Criticized                                        $   7,033       $    3,488
   Classified                                        $   4,755       $    3,793

Activity in the Allowance for Loan Losses
  is as follows:                                          1999          1998
  --------------                                          ----          ----
                                                         (Dollars in thousands)
Balance, January 1,                                  $   2,399       $    1,531
Provision for loan losses for the period                   509              593
Chargeoffs                                                (510)            (170)
Recoveries                                                  88               10
Reserves related to acquisitions                             -               38
                                                     ------------    -----------

Balance, end of period                               $   2,486       $    2,002
                                                     ============    ===========

Gross loans outstanding, end of period               $ 186,330       $  165,312

Allowance for loan losses to loans
  outstanding                                             1.33%            1.21%

PREMISES AND EQUIPMENT
----------------------

Purchases of fixed assets during the first six months of 1999 totaled $2,374,000 for all institutions. Of this amount, $1,318,000 of these purchases were in the second quarter of 1999. These totals included the construction of a main office for the Barnwell Bank and a branch office for the Greenwood Bank, both of which opened in July. The total also included construction of a main office for the Newberry Bank which is expected to be completed during the fourth quarter of 1999.

DEPOSITS
--------

Total deposits decreased $6,600,000, or 2.5% from December 31, 1998. Expressed in percentages, noninterest-bearing deposits increased 5.4%, while interest-bearing deposits declined by 3.3%.

                          COMMUNITY CAPITAL CORPORATION

--------

Balances within the major deposit categories as of June 30, 1999 and December 31, 1998 are as follows:

                                             June 30,           December 31,
                                              1999                1998
                                             -------------   ----------------
                                                (Dollars in thousands)
Noninterest-bearing demand deposits         $   24,758     $     23,491
Interest-bearing demand deposits                44,687           45,854
Money market accounts                           34,468           30,161
Savings deposits                                27,093           25,202
Certificates of deposit                        122,514          135,412
                                          ------------    -------------

                                           $   253,520     $    260,120
                                          ============    =============

ADVANCES FROM THE FEDERAL HOME LOAN BANK
----------------------------------------

Advances from the Federal Home Loan Bank were $15,994,000 as of June 30, 1999. Of this amount, the following have scheduled maturities greater than one year:

    Maturing on                   Interest Rate                    Principal
    -----------                   -------------                    ---------
                            (Dollars in thousands)
    9/25/2000                 6.38% - fixed                      $      600
    1/30/2001                 5.85% - fixed                           1,000
    9/24/2002                 5.66% - fixed, callable 9/24/99         1,000
    2/03/2003                 5.96% - fixed                             119
    9/22/2003                 4.70% - fixed, callable 9/22/00         3,000
    3/26/2008                 5.51% - fixed, callable 3/26/03         1,500
    2/02/2009                 5.44% - fixed                           1,000
                                                                  ----------
                            Total                                $    8,219
                                                                ============
LONG-TERM DEBT
--------------

During 1998, the Company borrowed funds from an unrelated financial institution to use for capital infusions into the Belton Bank in order to maintain minimum capital requirements due to an increase in the asset base resulting from the purchase of two branch offices of Carolina First Bank. The Company can borrow up to $5,000,000 under the terms of the agreement. The promissory note is collateralized by the stock of the subsidiary banks and bears interest at a simple rate per annum equal to the one month London Interbank Offered Rate plus 200 basis points. Interest is payable on a quarterly basis; principal payments are due in ten equal installments, beginning on the third anniversary of the note, with the final balance due on December 21, 2010. Early reductions have reduced the principal balance at June 30, 1999 to $1,075,000, with scheduled principal reductions as follows:

                                                         Amount
                                                        --------
                                                   (Dollars in thousands)
                  2001                              $            108
                  2002                                           108
                  2003                                           108
                  After five years                               751
                                                    ----------------

                                                    $          1,075
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

                          COMMUNITY CAPITAL CORPORATION


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

The following table summarizes the capital ratios of the Company and its banking subsidiaries and the regulatory minimum requirements at June 30, 1999:

                                          Tier 1        Total         Tier 1
                                      Risk Based      Risk Based     Leverage
                                      ----------      ----------     --------
Actual ratio:
  Community Capital Corporation           13.22%          14.39%         8.92%
  Greenwood Bank & Trust                  10.05           11.09          8.08
  Clemson Bank & Trust                    12.54           13.62          9.74
  Community Bank & Trust                  12.88           13.84          8.09
  TheBank                                 19.23           20.16          9.00
  The Bank of Newberry County             19.69           20.81         10.89

Regulatory minimums:
 For capital adequacy purposes             4.00            8.00          4.00
 To be well-capitalized under
    prompt action provisions               6.00           10.00          5.00

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Shareholders' equity was increased by the $22,000 proceeds from the exercise of stock options, the $145,000 proceeds from sales of stock to the Employee Stock Ownership Plan, and net income of $683,000. Due to changes in the market rates of interest, the fair value of the Company's securities available-for-sale decreased which had the effect of decreasing shareholders' equity by $2,719,000 net of the deferred taxes for the six months ended June 30, 1999 when compared to December 31, 1998.

For the near term, maturities and sales of securities available for sale are expected to be a primary source of liquidity as the Company and its subsidiary banks deploy these funds into loans to achieve the desired mix of assets and liabilities. The Company also expects to build its deposit base in its new markets. Short-term borrowings by the banks are not expected to be a primary source of liquidity for the near term; however, the Company has approximately $21,455,000 of unused lines of credit to purchase federal funds.

                          COMMUNITY CAPITAL CORPORATION


REGULATORY MATTERS
------------------

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

INTERNAL INFRASTRUCTURE. The Company utilizes an in-house data processing system for most of its accounting functions. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. Management has completed upgrading and testing of all mission-critical systems the systems for year 2000 compliance. The Company also has a number of personal computers, most of which are considered to be Year 2000 compliant. Management has spent approximately $580,000 to get all of its systems Year 2000 compliant. Additional costs are expected to total $150,000. The Company does not believe that the cost related to these efforts will be material to its business, financial condition, or operating results.

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

SUPPLIERS AND OTHER THIRD PARTIES. The Company has gathered information from its suppliers and other third parties to identify and, to the extent possible, resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of its suppliers and others. Therefore, while the Company expects that it will be able to resolve any significant Year 2000 Problems with its own system, it cannot guarantee that its suppliers or others will resolve any or all Year 2000 Problems with their systems before the occurrence of a material disruption to their businesses. Any failure of these suppliers or others to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, or operating results.

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

                          COMMUNITY CAPITAL CORPORATION

-------------

MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business, financial condition, or operating results. However, the Company believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting it have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the Year 2000 Problem will occur with its suppliers, customers, or other third parties or the severity, duration, or financial consequences of such failures. As a result, the Company expects that it could possibly suffer the following consequences:

   o A number of operational inconveniences and inefficiencies for the Company, its service providers, or its customers that may divert the Company's time and attention and financial and human resources from its ordinary business activities; and
   o System malfunctions that may require significant efforts by the Company or its service providers or customers to prevent or alleviate material business disruptions.

CONTINGENCY PLANS. The Company has developed contingency plans to be implemented as part of its Year 2000 Plans. The Company's Business Resumption Contingency Plan was completed as of June 30, 1999. These plans include (a) accelerated replacement of affected equipment or software; (b) short term use of backup equipment and software; (c) increased work hours for the Company's personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems which arise; and (d) other similar approaches. If the Company is required to implement any of these contingency plans, these plans could have a material adverse effect on its business, financial condition, or operating results.

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

                          COMMUNITY CAPITAL CORPORATION
                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

During the quarter ended June 30, 1999, the Company sold an aggregate of 7,689 shares of Common Stock to its Employee Stock Ownership Plan without registration under the Securities Act of 1933, as amended (the "1933 Act"). The following sets forth the dates and amount of such sales:


       Date                           Shares                   Proceeds
       ----                           ------                   --------
  April 5, 1999                       2,157                    $    19,974
  May 11, 1999                        3,566                         32,379
  June 7, 1999                        1,966                         20,397


In each case, all of the shares were sold at the quoted market price at the time of sale and were issued pursuant to the exemption from registration contained in
Section 4(2) of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that the purchaser was given and had access to detailed financial information with respect to the Company and possessed requisite financial sophistication. The Company did not sell any other equity securities during the quarter ended June 30, 1999 which were not registered under the 1933 Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Not applicable, as the Company qualifies as a "small business issuer" under regulation S-B promulgated by the Securities and Exchange Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

On May 26, 1999, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing eight members to the board of directors, and (b) ratifying the appointment of Tourville, Simpson & Henderson, L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1999. Each of the nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company, and Tourville, Simpson & Henderson, L.L.P. received the requisite number of affirmative votes required for approval pursuant to the Bylaws of the Company. Of the 3,100,251 outstanding shares of the Company, 2,573,883 shares were either voted in person or by proxy for the two matters presented for shareholders' approval.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)   Exhibits

      21.   Subsidiaries of the Registrant

      27.   Financial Data Schedule

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1999.

Items 1, 3, and 5 are not applicable.

                          COMMUNITY CAPITAL CORPORATION
                           PART II - OTHER INFORMATION


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COMMUNITY CAPITAL CORPORATION


                           By:
                              ---------------------------
                               William G. Stevens
                               President & Chief Executive Officer



Date: August ___, 1999     By:
                              ---------------------------
                               James H. Stark
                               Chief Financial Officer