Form 10-Q
period 1999-09-30
COMMUNITY CAPITAL CORP /SC/
filed 1999-11-12
CIK 832847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      ----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                              1402C HIGHWAY 72 WEST
                               GREENWOOD, SC 29646
                         (Address of principal executive
                          offices, including zip code)

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

                                 YES   X      NO
                                     -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                3,116,429 SHARES OF COMMON STOCK, $1.00 PAR VALUE

                                  PAGE 1 OF 23
                             EXHIBIT INDEX ON PAGE 2

                          COMMUNITY CAPITAL CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION                                         Page No.

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 1999
         and December 31, 1998 ............................................   3

         Condensed Consolidated Statements of Operations - Nine months
         and three months ended September 30, 1999 and 1998................   4

         Condensed Consolidated Statements of Comprehensive Income -
         Nine months and three months ended September 30, 1999 and 1998....   5

         Condensed Consolidated Statement of Changes in Shareholders'
         Equity - Nine months ended September 30, 1999.....................   6

         Condensed Consolidated Statements of Cash Flows - Nine months
         ended September 30, 1999 and 1998.................................   7

         Notes to Condensed Consolidated Financial Statements..............8-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................12-20

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk.................................................  20


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.........................  21

Item 6.  Exhibits and Reports on Form 8-K..................................  21

         (a) Exhibits......................................................  21

             27. Financial Data Schedule...................................  23

         (b) Reports on Form 8-K...........................................  21

                                     COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Dollars in thousands)

                                                                                            Sept. 30, 1999         Dec. 31, 1998
                                                                                          ------------------    ------------------
ASSETS:                                                                                                  (Unaudited)
Cash and cash equivalents:
  Cash and due from banks                                                                 $            6,124    $            8,354
  Interest-bearing deposit accounts                                                                      529                   693
  Federal funds sold                                                                                       -                 1,280
                                                                                          ------------------    ------------------
    Total cash and cash equivalents                                                                    6,653                10,327
                                                                                          ------------------    ------------------

Securities:
  Securities available-for-sale                                                                      105,124               115,222
  Securities held-to-maturity (estimated fair value
    of $650 at September 30, 1999 and December 31, 1998)                                                 650                   650
  Nonmarketable equity securities                                                                      4,936                 4,823
                                                                                          ------------------    ------------------
    Total securities                                                                                 110,710               120,695
                                                                                          ------------------    ------------------

Loans receivable                                                                                     203,330               172,545
  Less allowance for loan losses                                                                       2,585                 2,399
                                                                                          ------------------    ------------------
    Loans, net                                                                                       200,745               170,146
                                                                                          ------------------    ------------------

Premises, furniture, and equipment, net                                                               11,851                 8,907
Intangible assets                                                                                      5,155                 5,557
Accrued interest receivable                                                                            2,829                 2,553
Other assets                                                                                           4,786                 2,846
                                                                                          ------------------    ------------------

    Total assets                                                                          $          342,729    $          321,031
                                                                                          ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Deposits:
  Noninterest-bearing                                                                     $           24,332    $           23,491
  Interest-bearing                                                                                   231,205               236,629
                                                                                          ------------------    ------------------
    Total deposits                                                                                   255,537               260,120
Federal funds purchased and securities
  sold under agreements to repurchase                                                                 31,138                11,802
Advances from the Federal Home Loan Bank                                                              20,754                 9,434
Long-term debt                                                                                         1,300                 2,925
Accured interest payable                                                                               1,383                 1,661
Other liabilities                                                                                      1,286                 1,659
                                                                                          ------------------    ------------------

    Total liabilities                                                                                311,398               287,601
                                                                                          ------------------    ------------------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value, 10,000,000 shares authorized; 3,116,429 and
  3,092,268 shares issued and outstanding at September 30, 1999
  and December 31, 1998, respectively                                                                  3,116                 3,092
Capital surplus                                                                                       29,800                29,598
Accumulated other comprehensive income                                                                (2,656)                  732
Retained earnings                                                                                      1,071                     8
                                                                                          ------------------    ------------------

    Total shareholders' equity                                                                        31,331                33,430
                                                                                          ------------------    ------------------

    Total liabilities and shareholders' equity                                            $          342,729    $          321,031
                                                                                          ==================    ==================

            See notes to condensed consolidated financial statements

                                                 COMMUNITY CAPITAL CORPORATION
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)
                                       (Dollars in thousands except for per share data)

                                                                          Nine Months Ended             Three Months Ended
                                                                             September 30,                 September 30,
                                                                ---------------------------------- -------------------------------
                                                                       1999             1998            1999            1998
                                                                --------------   --------------    --------------  ---------------
Interest income:
   Loans, including fees                                        $       11,970   $       11,091    $        4,245  $         3,917
   Securities, taxable                                                   3,832            3,440             1,245            1,371
   Securities, nontaxable                                                  891              535               329              190
   Other interest income                                                   245              289                47              100
                                                                --------------   --------------    --------------  ---------------
                                                                        16,938           15,355             5,866            5,578
                                                                --------------   --------------    --------------  ---------------
Interest expense:
   Deposits                                                              7,292            7,420             2,398            2,855
   FHLB advances                                                           476              627               186              138
   Other interest expense                                                  794              194               399               83
                                                                --------------   --------------    --------------  ---------------
                                                                         8,562            8,241             2,983            3,076
                                                                --------------   --------------    --------------  ---------------

Net interest income                                                      8,376            7,114             2,883            2,502
Provision for loan losses                                                  686              932               177              339
                                                                --------------   --------------    --------------  ---------------
Net interest income after provision
   for loan losses                                                       7,690            6,182             2,706            2,163
                                                                --------------   --------------    --------------  ---------------


Other operating income:
   Service charges on deposit accounts                                   1,076              903               373              336
   Residential mortgage origination fees                                   540              436               132              134
   Commissions from sales of mutual funds                                   38               89                14               12
   Fees for trust services                                                  76               96                29               63
   Gain on sales of securities                                             175              220                 -              201
   Gain on sale of branch                                                    -              130                 -                -
   Other income                                                            432              537               149              188
                                                                --------------   --------------    --------------  ---------------
                                                                         2,337            2,411               697              934
                                                                --------------   --------------    --------------  ---------------

Other operating expenses:
   Salaries and benefits                                                 4,245            3,355             1,385            1,251
   Net occupancy expense                                                   511              498               192              176
   Amortization of intangible assets                                       402              309               136              134
   Furniture and equipment expense                                         861              663               310              230
   Other operating expenses                                              2,818            2,385               945              859
                                                                --------------   --------------    --------------  ---------------
                                                                         8,837            7,210             2,968            2,650
                                                                --------------   --------------    --------------  ---------------

Income before taxes                                                      1,190            1,383               435              447

Income tax provision                                                       127              336                55              108
                                                                --------------   --------------    --------------  ---------------

Net income                                                      $        1,063   $        1,047    $          380  $           339
                                                                --------------   --------------    --------------  ---------------


Basic net income per share                                      $          .34   $          .34    $          .12  $           .11

Diluted net income per share                                    $          .34   $          .32    $          .12  $           .11


            See notes to condensed consolidated financial statements

                                           COMMUNITY CAPITAL CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                    (UNAUDITED)
                                              (Dollars in thousands)

                                                                       Nine Months Ended                 Three Months Ended
                                                                          September 30,                      September 30,
                                                                ---------------------------------  -------------------------------
                                                                          1999             1998             1999              1998
                                                                --------------   --------------    -------------    --------------

Net income                                                      $        1,063   $        1,047    $         380    $          339
                                                                --------------   --------------    -------------    --------------

Other comprehensive income, net of tax:
   Unrealized gains (losses)
     on securities during
     the period                                                         (3,273)             237             (669)              230
   Less: reclassification
     adjustment for gains
     included in net income                                               (115)            (151)               -              (138)
                                                                --------------   --------------    -------------    --------------
Other comprehensive income                                              (3,388)              86             (669)               92
                                                                --------------   --------------    -------------    --------------

Comprehensive income                                            $       (2,325)  $        1,133    $        (289)   $          431
                                                                ==============   ==============    =============    ==============




            See notes to condensed consolidated financial statements


                                                  COMMUNITY CAPITAL CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                           (UNAUDITED)
                                                     (Dollars in thousands)


                                                                                     Accumulated
                                                                                        Other                           Total
                                         Common Stock                  Capital     Comprehensive        Retained     Shareholders'
                                   Shares           Amount            Surplus           Income          Earnings        Equity
                             --------------   --------------    --------------   --------------    --------------  ---------------
Balance,
  Dec. 31, 1998                   3,092,268   $        3,092    $       29,598   $          732    $            8  $        33,430

Proceeds from sales
  of stock to ESOP                   21,489               21               183                                                 204

Proceeds from
  exercise of
  stock options                       2,672                3                19                                                  22

Other comprehensive
  income                                                                                 (3,388)                            (3,388)

Net income
  for the period                                                                                            1,063            1,063
                             --------------   --------------    --------------   --------------    --------------  ---------------

Balance,
  Sept. 30, 1999                  3,116,429   $        3,116    $       29,800   $       (2,656)   $        1,071  $        31,331
                             ==============   ==============    ==============   ==============    ==============  ===============









            See notes to condensed consolidated financial statements


                                           COMMUNITY CAPITAL CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                              (Dollars in thousands)
                                                                                                              Nine Months Ended
                                                                                                                  Sept. 30,
                                                                                                            1999              1998
                                                                                                   -------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                      $       1,071    $       1,047
   Adjustments to reconcile net income to Net cash (used) provided by operating activities:
     Depreciation                                                                                            865               641
     Provision for possible loan losses                                                                      686               932
     Amortization of intangible assets                                                                       402               309
     Amortization less accretion on investments                                                              142                64
     Amortization of deferred loan costs                                                                     271               196
     Gain on sales of securities available-for-sale                                                         (175)             (220)
     Gain on sale of branch                                                                                    -              (130)
     Loss on sales of premises and equipment                                                                   1                22
     Disbursements for mortgages held for sale                                                           (12,039)          (16,983)
     Proceeds of sales of residential mortgages                                                            9,093            16,395
     Increase in interest receivable                                                                        (276)             (605)
     Increase(decrease) in interest payable                                                                 (278)              240
     Increase in other assets                                                                               (222)             (976)
     Increase in other liabilities                                                                          (373)              720
                                                                                                   -------------    --------------
        Net cash provided (used) by operating activities                                                    (832)            1,652
                                                                                                   -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                                                                    (28,610)          (18,795)
   Purchases of securities available-for-sale                                                            (44,057)          (95,218)
   Sales of securities available-for-sale                                                                 37,650            37,711
   Maturities of securities available-for-sale                                                            11,404            22,699
   Purchases of nonmarketable equity securities                                                             (113)           (1,488)
   Purchases of premises and equipment                                                                    (3,800)             (861)
   Proceeds from sales of premises and equipment                                                              10               731
   Acquisition of branches                                                                                     -            38,423
   Net cash outflow from sale of branch                                                                        -            (2,049)
                                                                                                   -------------    --------------
        Net cash used by investing activities                                                            (27,516)          (18,847)
                                                                                                   -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                                                    22               272
   Proceeds from stock sales to ESOP                                                                         204               159
   Stock dividend fractional shares paid in cash                                                               -                (5)
   Net increase(decrease) in deposit accounts                                                             (4,583)           32,286
   Proceeds from FHLB borrowings                                                                          18,800             8,049
   Repayments of FHLB borrowings                                                                          (7,480)          (14,965)
   Proceeds from other borrowings                                                                          1,400             3,275
   Repayment of other borrowings                                                                          (3,025)             (500)
   Net increase (decrease) in fed funds purchased and repos                                               19,336            (2,749)
                                                                                                   -------------    --------------
        Net cash provided by financing activities                                                         24,674            25,822
                                                                                                   -------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                 (3,674)            8,627

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                            10,327             8,112
                                                                                                   -------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $       6,653    $       16,739
                                                                                                   =============    ==============


            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 1999 and for the interim periods ended September 30, 1999 and 1998 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1998 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 1998 Annual Report.

Community Capital Corporation (the Company) is a multi-bank holding company for five subsidiary banks and a trust company. The subsidiary banks include:
Greenwood Bank & Trust (Greenwood Bank), Clemson Bank & Trust (Clemson Bank), Community Bank & Trust, formerly Bank of Barnwell County (Barnwell Bank), TheBank (Belton Bank), and Mid State Bank, formerly The Bank of Newberry County (Newberry Bank). Community Trust Company (Trust Company) is the subsidiary that provides trust functions.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                    Nine Months Ended
                                                      September 30
                                             --------------------------------
                                                 1999                 1998
                                             ----------           -----------
(Dollars in thousands)
CASH PAID DURING THE PERIOD FOR:
   Income taxes                              $      258           $       203
   Interest                                       8,840                 8,001

NOTE 3 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Atlanta to the banking subsidiaries were $20,754,000 as of September 30, 1999. Of this amount, the following have scheduled maturities greater than one year:

  Maturing on                Interest Rate                     Principal
  -----------          --------------------------        ------------------
                          (Dollars in thousands)
    5/23/2000          5.55% - variable                  $              800
    9/25/2000          6.38% - fixed                                    600
    1/30/2001          5.85% - fixed                                  1,000
    2/03/2003          5.97% - fixed                                    104
    9/22/2003          4.70% - fixed                                  3,000
    3/26/2008          5.51% - fixed                                  1,500
    2/02/2009          4.95% - fixed                                    950
    9/30/2009          5.07% - fixed                                  5,800
                                                         ------------------

                     Total                               $           13,754
                                                          ==================

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - LONG-TERM DEBT

During 1998, the Company borrowed funds from an unrelated financial institution to use for capital infusions into the Belton Bank in order to maintain minimum capital requirements due to an increase in the asset base resulting from the purchase of two branch offices of Carolina First Bank. The Company can borrow up to $5,000,000 under the terms of the agreement. The promissory note is collateralized by the stock of the subsidiary banks and bears interest at a simple rate per annum equal to the one month London Interbank Offered Rate plus 200 basis points. Interest is payable on a quarterly basis; principal payments are due in ten equal annual installments, beginning on the third anniversary of the note, with the final balance due on December 21, 2010. Early reductions have reduced the principal balance at September 30, 1999 to $800,000, with scheduled principal reductions as follows:

                                                       Amount
                                                  ------------------
                                                 (Dollars in thousands)
               2001                               $               80
               2002                                               80
               2003                                               80
               After five years                                  560
                                                  ------------------

                                                  $              800
                                                  ==================

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

NOTE 5 - SHAREHOLDERS' EQUITY

During the first nine months of 1999, there were 21,489 shares of stock sold to the Employee Stock Ownership Plan at market prices in the amount of $204,000, and there were 2,672 options exercised by the employees and directors of the Company providing $22,000 of additional capital for the Company.

NOTE 6 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the nine- and three-month periods ended September 30, 1999 and 1998 are as follows:

                                                                 For the Nine Months Ended Sept. 30, 1999
                                                 ----------------------------------------------------------------
                                                          Income               Shares             Per-Share
(Dollars in thousands, except per share)               (Numerator)         (Denominator)           Amount
                                                 ------------------   -------------------   ---------------------
BASIC EARNINGS PER SHARE
Income available to common shareholders          $            1,063             3,106,750   $                 .34
                                                                                            =====================
EFFECT OF DILUTIVE SECURITIES
Stock options                                                     -                 2,238
                                                 ------------------   -------------------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions                       $            1,063             3,108,988   $                 .34
                                                 ==================   ===================   =====================

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - EARNINGS PER SHARE - CONTINUED

                                                       For the Nine Months Ended Sept. 30, 1998
                                            ----------------------------------------------------------------
                                                     Income           Shares               Per-Share
(Dollars in thousands, except per share)          (Numerator)      (Denominator)             Amount
                                            ------------------  --------------------   ---------------------
BASIC EARNINGS PER SHARE
Income available to common shareholders     $            1,047             3,074,183   $                 .34
                                                                                       =====================
EFFECT OF DILUTIVE SECURITIES
Stock options                                                -               185,893
                                            ------------------   -------------------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions                  $            1,047             3,260,076   $                 .32
                                            ==================   ===================   =====================


                                                       For the Three Months Ended Sept. 30, 1999
                                            ----------------------------------------------------------------
                                                     Income            Shares                 Per-Share
(Dollars in thousands, except per share)          (Numerator)      (Denominator)               Amount
                                            ------------------  --------------------   ---------------------
BASIC EARNINGS PER SHARE
Income available to common shareholders     $              380             3,113,916   $                 .12
                                                                                       =====================
EFFECT OF DILUTIVE SECURITIES
Stock options                                                -                     -
                                            ------------------   -------------------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions                  $              380             3,113,916   $                 .12
                                            ==================   ===================   =====================


                                                       For the Three Months Ended Sept. 30, 1998
                                            ----------------------------------------------------------------
                                                  Income                Shares              Per-Share
(Dollars in thousands, except per share)        (Numerator)         (Denominator)             Amount
                                            ------------------  --------------------   ---------------------
BASIC EARNINGS PER SHARE
Income available to common shareholders     $              339             3,085,485   $                 .11
                                                                                       =====================
EFFECT OF DILUTIVE SECURITIES
Stock options                                                -               138,711
                                            ------------------   -------------------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions                  $              339             3,224,196   $                 .11
                                            ==================   ===================   =====================

NOTE 7 - COMPREHENSIVE INCOME

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects for the nine and three-month periods ended September 30, 1999 and 1998.

(Dollars in thousands)                                                      Pre-tax              (Expense)           Net of tax
FOR THE NINE MONTHS ENDED SEPT. 30, 1999:                                    Amount               Benefit              Amount
                                                                    ------------------    ------------------    ---------------
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                                       $           (4,959)   $            1,686    $        (3,273)
  Less: reclassification adjustment for
        gains realized in net income                                              (175)                   60               (115)
                                                                    ------------------    ------------------    ---------------
Net unrealized gains (losses) on
  securities                                                                    (5,134)                1,746             (3,388)
                                                                    ------------------    ------------------    ---------------

Other comprehensive income                                          $           (5,134)   $            1,746    $        (3,388)
                                                                    ==================    ==================    ===============


                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - COMPREHENSIVE INCOME - CONTINUED

(Dollars in thousands)                                                      Pre-tax              (Expense)           Net of tax
FOR THE NINE MONTHS ENDED SEPT. 30, 1998:                                    Amount               Benefit              Amount
                                                                    ------------------    ------------------    ---------------
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                                       $              359    $             (122)   $           237
  Less: reclassification adjustment for
    gains realized in net income                                                  (220)                   69               (151)
                                                                    ------------------    ------------------    ---------------
Net unrealized gains (losses) on
  securities                                                                       139                   (53)                86
                                                                    ------------------    ------------------    ---------------

Other comprehensive income                                          $              139    $              (53)   $            86
                                                                    ==================    ==================    ===============


FOR THE THREE MONTHS ENDED SEPT. 30, 1999:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                                       $           (1,014)   $              345    $          (669)
  Less: reclassification adjustment for
    gains realized in net income                                                     -                     -                  -
                                                                    ------------------    ------------------    ---------------
Net unrealized gains (losses) on
  securities                                                                    (1,014)                  345               (669)
                                                                    ------------------    ------------------    ---------------

Other comprehensive income                                          $           (1,014)   $              345    $          (669)
                                                                    ==================    ==================    ===============


FOR THE THREE MONTHS ENDED SEPT. 30, 1998:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                                       $              348    $             (118)   $           230
  Less: reclassification adjustment for
    gains realized in net income                                                  (201)                   63               (138)
                                                                    ------------------    ------------------    ---------------
Net unrealized gains (losses) on
  securities                                                                       147                   (55)                92
                                                                    ------------------    ------------------    ---------------

Other comprehensive income                                          $              147    $              (55)   $            92
                                                                    ==================    ==================    ===============

                          COMMUNITY CAPITAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company's financial condition as of September 30, 1999 compared to December 31, 1998, and the results of operations for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the nine months ended September 30, 1999, net interest income, the major component of the Company's net income, was $8,376,000 compared to $7,114,000 for the same period of 1998, an increase of $1,262,000. For the three months ended September 30, 1999, net interest income was $2,883,000 compared to $2,502,000 for the comparable period of 1998. The improvements in the 1999 periods were attributable to the increase in the volume of average earning assets, particularly loans and investment securities. Interest income for the nine months ended September 30, 1999 was $16,938,000, compared to $15,355,000 for the same period in 1998. This represents an increase of $1,583,000 or 10.31% over the same period a year ago. While average deposits have increased since December 31, 1998, the rates paid on these deposits have decreased. Interest expense on deposit accounts decreased from $7,420,000 for the nine months ended September 30, 1998 to $7,292,000 for the nine months ended September 30, 1999. The average rate paid on interest-bearing liabilities decreased to 4.32% from 4.97% for the nine-month periods ended September 30, 1999 and 1998, respectively.

The net interest spread and net interest margin were 3.40% and 3.20%, respectively, for the nine-month period ended September 30, 1999, compared to 3.80% and 3.52% for the nine-month period ended September 30, 1998.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level.

For the nine months ended September 30, 1999 and 1998, the provision was $686,000 and $932,000, respectively. For the three months ended September 30, 1999 and 1998, the provision for loan losses was $177,000 and $339,000, respectively.

The provision for loan losses for the nine and three months ended September 30, 1999 was significantly lower than for the same two periods in 1998. It was during the third quarter of 1998 that management increased its reserve to address the nonperforming loan problems at the Barnwell Bank.

Nonperforming loans and potential problem loans identified by the internal review process are both higher than when compared to the same period a year ago. However, many of these loans are the same loans identified at this point in 1998 as potential problem loans. At September 30, 1999, nonperforming loans were $1,224,000 at the Greenwood Bank and $168,000 at the Barnwell Bank. The majority of loans identified as potential problems by the internal review process at September 30, 1999 were also at the Greenwood Bank and the Barnwell Bank. These loans totaled $4,302,000 at the Greenwood Bank and $3,576,000 at the Barnwell Bank.

                          COMMUNITY CAPITAL CORPORATION

Based on present information, management believes the allowance for loan losses is adequate at September 30, 1999 to meet presently known and inherent risks in the loan portfolio.

NONINTEREST INCOME

Total noninterest income for the nine months ended September 30, 1999 was $2,337,000, a decrease of $74,000 when compared to $2,441,000 for the nine months ended September 30, 1998. Total noninterest income for the quarter ended September 30, 1999 was $697,000, or 25.37% lower than the same period a year ago.

One of the reasons for the decrease in the nine month period ending September 30, 1999 as compared to the same period in 1998 was due to the gain on the sale of a branch totaling $130,000 which was included in the 1998 amounts. While service charges on deposit accounts and origination fees on residential mortgages increased in the nine months ending September 30, 1999, all other sources of noninterest income decreased. Service charges on deposit accounts were $1,076,000 for the nine months ending September 30, 1999, compared to $903,000 for the same period a year ago. A partial offset to this increase was a decrease in other income, which decreased from $537,000 for the nine months ending September 30, 1998 to $432,000 for the nine months ending September 30, 1999.

The primary reason for the decrease in noninterest income for the three months ended September 30, 1999 as compared to the same period in 1998 was due to the gain on sales of securities of $201,000 included in 1998. No securities were sold during the three months ended September 30, 1999. While all other sources of noninterest income decreased other than service charges on deposit accounts and commissions from sales of mutual funds, the decreases were not significant.

NONINTEREST EXPENSE

Total noninterest expense for the first nine months of 1999 was $8,837,000, an increase of $1,627,000, or 22.57%, when compared to the first nine months of 1998. For the quarter ended September 30, 1999, noninterest expense was $2,968,000, an increase of $318,000, or 12.00%, over the comparable period of 1998.

The primary component of noninterest expense is salaries and benefits which was $4,245,000 and $3,355,000 for the nine months ended September 30, 1999 and 1998, respectively and $1,385,000 and, $1,251,000 for the three months ending September 30, 1999 and 1998, respectively. The increases are partially a result of the three additional branches acquired in 1998 being in operation for the full nine months. Furniture and equipment expense also increased to $861,000 for the nine-month period from $663,000 due to an increase in depreciation charges on additional equipment in use throughout the Company. Net occupancy expense, amortization of intangible assets, and other operating expenses also increased due to the growth of the Company and the purchase of additional branches in 1998.

INCOME TAXES

For the nine months ended September 30, 1999 and 1998, the effective income tax rate was 10.7% and 24.3%, respectively, and the income tax provision was $127,000 and $336,000, respectively. For the quarter ended September 30, 1999, the effective tax rate was 12.6% compared to 24.2% for the third quarter of 1998. The decreases in the effective tax rate were due to an increase in the amount of nontaxable income from securities, which offset the majority of income before taxes.

                          COMMUNITY CAPITAL CORPORATION

NET INCOME

The combination of the above factors resulted in net income of $1,063,000 for the nine months ended September 30, 1999 compared to $1,047,000 for the comparable period in 1998. For the quarter ended September 30, 1999, net income was $380,000, an increase of $41,000 when compared to the third quarter of 1998.

The Company's profit continues to be derived mainly from the Greenwood and Clemson Banks for the nine months ended September 30, 1999. However, all subsidiaries were profitable with the exception of the Barnwell Bank and the Trust Company.

ASSETS AND LIABILITIES

During the first nine months of 1999, total assets increased $21,698,000 or 6.8%, when compared to December 31, 1998. A significant portion of the growth occurred at the Clemson Bank. Total assets at the Clemson Bank increased $7,964,000 or 20.93% to $46,015,000 at September 30, 1999. All other bank subsidiaries, with the exception of the Barnwell Bank, continued to grow in 1999. Total assets at the Barnwell Bank decreased from $76,763,000 at December 31, 1998 to $70,606,000 at September 30, 1999. Total deposits of the Company decreased from December 31, 1998 to $255,537,000 at September 30, 1999. The most significant decrease in deposits occurred at the Barnwell Bank. Deposits at that Bank decreased from $68,169,000 at December 31, 1998 to $55,429,000 at September 30, 1999. An increase in advances from the Federal Home Loan Bank occurred during the third quarter of 1999. In order to fund the continued loan growth, the Greenwood, Clemson and Newberry banks used advances from the Federal Home Loan Bank for such purposes.

INVESTMENT SECURITIES

Investment securities decreased from $120,695,000 at December 31, 1998 to $110,710,000 at September 30, 1999. The decrease was primarily due to a decrease in securities available for sale from $115,222,000 at December 31, 1998 to $105,124,000 at September 30, 1999. The Company has recognized a gain on the sale of approximately $37,000,000 of securities consisting of U.S. government agencies and certain municipal securities. Proceeds from the sale were used to fund loans due to a decrease in deposits as a funding source.

LOANS

Loans receivable increased $30,785,000, or 17.9%, since December 31, 1998. This increase was primarily due to loan growth at the Greenwood Bank and the Belton Bank. Balances within the major loan receivable categories as of September 30, 1999 and December 31, 1998 are as follows:

                                                 September 30,      December 31,
(Dollars in thousands)                               1999              1998
                                               ---------------    -------------
Commercial and agricultural                    $        29,487    $      28,991
Real estate                                            121,472           95,033
Home equity                                             16,370           17,284
Consumer, installment                                   29,212           27,753
Consumer, credit card and checking                       2,226            2,031
Residential mortgages held for sale & other              4,563            1,453
                                               ---------------    -------------
                                               $       203,330    $     172,545
                                               ===============    =============

                          COMMUNITY CAPITAL CORPORATION

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                                                             September 30,
                                                                          ---------------------------------------------
                                                                                   1999                  1998
                                                                          --------------------    --------------------
Loans:                                                                                (Dollars in thousands)
   Nonaccrual loans                                                       $              1,392    $                685
   Accruing loans more than 90 days past due                              $                114    $                185

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:
   Criticized                                                             $              4,155    $              4,012
   Classified                                                             $              5,130    $              4,718

Activity in the Allowance for Loan Losses is as follows:                           Nine Months Ended Sept. 30,
                                                                          ---------------------------------------------
                                                                                  1999                     1998
                                                                          --------------------    --------------------
                                                                                       (Dollars in thousands)
Balance, January 1,                                                       $              2,399    $              1,531
Provision for loan losses for the period                                                   686                     932
Chargeoffs                                                                                (613)                   (410)
Recoveries                                                                                 113                      23
Reserves related to acquisitions                                                             -                      38
                                                                          --------------------    --------------------
Balance, end of period                                                    $              2,585    $              2,114
                                                                          ====================    ====================

Gross loans outstanding, end of period                                    $            203,330    $            170,103

Allowance for loan losses to loans outstanding                                            1.27%                   1.24%

PREMISES AND EQUIPMENT

Purchases of fixed assets during the first nine months of 1999 totaled $3,800,000 for all institutions. Of this amount, $1,426,000 of these purchases were in the third quarter of 1999. These totals included the construction of a main office for the Barnwell Bank and a branch office for the Greenwood Bank, both of which opened in July. The total also included construction of a main office for the Newberry Bank which is expected to be completed during the fourth quarter of 1999.

DEPOSITS

Total deposits decreased $4,583,000 or 1.8% from December 31, 1998. Expressed in percentages, noninterest-bearing deposits increased 3.6% and interest-bearing deposits decreased by 2.3%.

Balances within the major deposit categories as of September 30, 1999 and December 31, 1998 are as follows:

                                          September 30,      December 31,
                                              1999              1998
                                         --------------    --------------
                                              (Dollars in thousands)
Noninterest-bearing demand deposits      $       24,332    $       23,491
Interest-bearing demand deposits                 43,699            45,854
Money market accounts                            37,250            30,161
Savings deposits                                 27,509            25,202
Certificates of deposit                         122,747           135,412
                                         --------------    --------------

                                         $      255,537    $      260,120
                                         ==============    ==============

                                           COMMUNITY CAPITAL CORPORATION

ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Atlanta to the banking subsidiaries were $20,754,000 as of September 30, 1999. Of this amount, the following have scheduled maturities greater than one year:

         Maturing on                Interest Rate               Principal
         ------------         --------------------------     ----------------
                                 (Dollars in thousands)
           5/23/2000          5.55% - variable              $              800
           9/25/2000          6.38% - fixed                                600
           1/30/2001          5.85% - fixed                              1,000
           2/03/2003          5.97% - fixed                                104
           9/22/2003          4.70% - fixed                              3,000
           3/26/2008          5.51% - fixed                              1,500
           2/02/2009          4.95% - fixed                                950
           9/30/2009          5.07% - fixed                              5,800
                                                            ------------------

                            Total                           $           13,754
                                                            ==================

LONG-TERM DEBT

During 1998, the Company borrowed funds from an unrelated financial institution to use for capital infusions into the Belton Bank in order to maintain minimum capital requirements due to an increase in the asset base resulting from the purchase of two branch offices of Carolina First Bank. The Company can borrow up to $5,000,000 under the terms of the agreement. The promissory note is collateralized by the stock of the subsidiary banks and bears interest at a simple rate per annum equal to the one month London Interbank Offered Rate plus 200 basis points. Interest is payable on a quarterly basis; principal payments are due in ten equal annual installments, beginning on the third anniversary of the note, with the final balance due on December 21, 2010. Early reductions have reduced the principal balance at September 30, 1999 to $800,000, with scheduled principal reductions as follows:

                                            Amount
                                     ------------------
                                  (Dollars in thousands)
          2001                       $               80
          2002                                       80
          2003                                       80
          After five years                          560
                                     ------------------

                                     $              800
                                     ==================

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

                          COMMUNITY CAPITAL CORPORATION

The Company and its banking subsidiaries are also required to maintain capital at a minimum level based on total average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios at least 1% to 2% above the minimum.

The following table summarizes the capital ratios of the Company and its banking subsidiaries and the regulatory minimum requirements at September 30, 1999:

                                        Tier 1         Total          Tier 1
                                      Risk Based     Risk Based      Leverage
                                      ----------     ----------      ---------
Actual ratio:
  Community Capital Corporation          12.56%        13.69%          8.77%
  Greenwood Bank & Trust                  9.81         10.80           8.11
  Clemson Bank & Trust                   12.00         13.03           9.00
  Community Bank & Trust                 12.84         13.86           8.18
  TheBank                                17.20         18.27           8.85
  Mid State Bank                         16.12         17.06          10.49

Regulatory minimums:
 For capital adequacy purposes            4.00          8.00           4.00
 To be well-capitalized under
    prompt action provisions              6.00         10.00           5.00

LIQUIDITY AND CAPITAL RESOURCES

Since December 31, 1998 shareholders' equity was increased by the $22,000 proceeds from the exercise of stock options, the $204,000 proceeds from sales of stock to the Employee Stock Ownership Plan, and net income of $1,063,000. However, shareholders' equity was affected significantly by a negative change in the fair market value of the securities available for sale in the amount of $3,388,000.

For the near term, maturities and sales of securities available for sale are expected to be a primary source of liquidity as the Company and its subsidiary banks deploy these funds into loans to achieve the desired mix of assets and liabilities. The Company also expects to build its deposit base in its new markets. Short-term borrowings by the banks are not expected to be a primary source of liquidity for the near term; however, the Company has approximately $870,000 of unused lines of credit to purchase federal funds.

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

                          COMMUNITY CAPITAL CORPORATION

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

INTERNAL INFRASTRUCTURE. The Company utilizes an in-house data processing system for most of its accounting functions. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. Management has completed upgrading and testing of all mission-critical systems the systems for year 2000 compliance. The Company also has a number of personal computers, most of which are considered to be Year 2000 compliant. Management has spent approximately $700,000 to get all of its systems Year 2000 compliant. Additional costs are expected to total $10,000. The Company does not believe that the cost related to these efforts will be material to its business, financial condition, or operating results.

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

                          COMMUNITY CAPITAL CORPORATION

Factors which could cause actual results to differ from expectations include, among other things, the challenges, costs and complications associated with the continued development of the Company; the ability of the Company to retain and deploy in a timely manner the cash associated with branch acquisitions into assets with satisfactory yields and credit risk profiles; the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of the Company; the Company's dependence on senior management; competition from existing financial institutions operating in the Company's market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks and more comprehensive services; the potential adverse impact on net income of rapidly declining interest rates; adverse changes in the general economic conditions in the geographic markets served by the Company; the challenges and uncertainties in the implementation of the Company's expansion and development strategies; the potential negative effects of future legislation affecting financial institutions; and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable, as the Company qualifies as a "small business issuer" under regulation S-B promulgated by the Securities and Exchange Commission.

                          COMMUNITY CAPITAL CORPORATION
                           PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended September 30, 1999, the Company sold an aggregate of 6,211 shares of Common Stock to its Employee Stock Ownership Plan without registration under the Securities Act of 1933, as amended (the "1933 Act"). The following sets forth the dates and amount of such sales:

        Date                          Shares                     Proceeds
   -----------------                  ------                     ----------
   July 7, 1999                       1,855                     $   18,550
   August 5, 1999                     2,164                         20,558
   September 2, 1999                  2,192                         20,002

In each case, all of the shares were sold at the quoted market price at the time of sale and were issued pursuant to the exemption from registration contained in
Section 4(2) of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that the purchaser was given and had access to detailed financial information with respect to the Company and possessed requisite financial sophistication. The Company did not sell any other equity securities during the quarter ended September 30, 1999 which were not registered under the 1933 Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.  Financial Data Schedule

(b)      Form 8-K - None filed during the third quarter of 1999.


Items 1, 3, 4, and 5 are not applicable.

                          COMMUNITY CAPITAL CORPORATION
                           PART II - OTHER INFORMATION


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          COMMUNITY CAPITAL CORPORATION



                           By: ___________________________________
                               William G. Stevens
                               President & Chief Executive Officer



Date: _________, 1999      By:______________________________________
                               James H. Stark
                               Chief Financial Officer