Form 10-K
period 1999-12-31
COMMUNITY CAPITAL CORP /SC/
filed 2000-03-30
CIK 832847

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1999

                         Commission file number: 0-18460

                          COMMUNITY CAPITAL CORPORATION
             (Exact name of Registrant as specified in its charter)


           South Carolina                              57-0866395
-------------------------------------       ------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


       1402-C Highway 72 West
     Greenwood, South Carolina                           29649
-------------------------------------       ------------------------------
       (Address of principal                           (Zip Code)
         executive offices)

Registrant's telephone number, including area code:  (864) 941-8200

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        Name of Each Exchange
Title of Each Class                                      On Which Reported
-------------------                                      -----------------

Common Stock, par value $1.00 per share               American Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant on March 15, 2000 was approximately $19.2 million based upon the last sale price reported for such date on the American Stock Exchange. On that date, the number of shares outstanding of the Registrant's common stock, $1.00 par value, was 3,084,956.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement in connection with its 2000 Annual Meeting of Stockholders (Part III).

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

In 1994, the Company made the strategic decision to expand beyond the Greenwood County area by creating an organization of independently managed community banks that serve their respective local markets, but which share a common vision and benefit from the strength, resources and economies of a larger institution. In 1995, the Company opened Clemson Bank & Trust in Clemson, South Carolina (the "Clemson Bank"). In 1997, the Company opened Community Bank & Trust in Barnwell, South Carolina (formerly the Bank of Barnwell County, the "Barnwell Bank"), TheBank in Belton, South Carolina (formerly the Bank of Belton, the "Belton Bank"), and Mid State Bank in Newberry, South Carolina (formerly the Bank of Newberry County, the "Newberry Bank"). Each of these five community banks (collectively, the "Banks") operates as a wholly-owned subsidiary of the Company and engages in a general commercial banking business, emphasizing the banking needs of individuals and small to medium-sized businesses in each Bank's primary service area. Each of the Banks is a state chartered Federal Reserve member bank.

The Company formed Community Trust Services Company in the fourth quarter of 1997 as a wholly-owned subsidiary to perform trust services for the Banks. The name of this subsidiary was changed to Community Trust Company in 1998.

MARKET AREAS

The Greenwood Bank has three banking locations in Greenwood, South Carolina. The Clemson Bank has two banking locations in Clemson and Abbeville, South Carolina. The Barnwell Bank has five banking locations in Aiken, Barnwell and Orangeburg Counties, South Carolina. The Belton Bank has three banking locations in Belton and Honea Path, South Carolina. The Newberry Bank has one banking location in Newberry, South Carolina and two loan production offices in Lexington and Saluda Counties, South Carolina.

The following table sets forth certain information concerning the Banks at December 31, 1999:

                        NUMBER OF      TOTAL        TOTAL       TOTAL
BANK                    LOCATIONS      ASSETS       LOANS     DEPOSITS
----                    ---------      ------       -----     --------
                                    (DOLLARS IN THOUSANDS)

Barnwell Bank               5       $ 73,434       $ 36,363   $ 56,918
Belton Bank                 3         81,240         38,514     56,321
Clemson Bank                2         44,197         28,795     31,576
Greenwood Bank              3        122,566         97,517     90,787
Newberry Bank               3         36,227         20,395     22,254

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

LENDING ACTIVITIES

GENERAL. Through the Banks, the Company offers a range of lending services, including real estate, consumer, and commercial loans, to individuals and small business and other organizations that are located in or conduct a substantial portion of their business in the Banks' market areas. The Company's total loans at December 31, 1999, were $219 million, or 66.69% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, availability of funds, and government regulations. The Company has no foreign loans or loans for highly leveraged transactions.

The Company's primary focus has been on commercial and installment lending to individuals and small to medium-sized businesses in its market areas, as well as residential mortgage loans. These loans totaled approximately $132.0 million, and constituted approximately 60.24% of the Company's loan portfolio, at December 31, 1999.

The following table sets forth the composition of the Company's loan portfolio for each of the five years in the period ended December 31, 1999.


                                LOAN COMPOSITION
                             (DOLLARS IN THOUSANDS)


                                                                DECEMBER 31,
                                             ----------------------------------------------------
                                             1995        1996          1997       1998       1999
                                             ----        ----          ----       ----     -------
Commercial, financial and agricultural       21.12%      19.05%       24.19%      16.80%      13.58%
Real estate:
   Construction                              13.42       12.37         8.61       13.72       13.09
   Mortgage:
      Residential                            35.62       39.13        27.48       30.51       30.17
      Commercial(1)                          22.45       21.87        21.81       20.87       26.67
Consumer and other                            7.39        7.58        17.91       18.10       16.49
                                          --------    --------    ---------   ---------   ---------
Total loans                                 100.00%     100.00%      100.00%     100.00%     100.00%
                                          ========    ========    =========   =========   =========
Total loans (dollars)                     $ 63,204    $ 80,546    $ 149,127   $ 172,545   $ 219,054
                                          ========    ========    =========   =========   =========



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

COMPETITION

Banks generally compete with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. South Carolina law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in South Carolina is highly competitive. South Carolina law also permits regional interstate banking whereby out-of-state banks and bank holding companies are allowed to acquire and merge with South Carolina banks and bank holding companies, as long as the South Carolina State Board of Financial Institutions gives prior approval for the acquisition or merger. Many large banking organizations currently operate in the respective market areas of the Banks, several of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services. See "Government Supervision and Regulation."

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

EMPLOYEES

The Company currently has 31 full-time employees and eight part-time employees, the Barnwell Bank has 35 full-time employees and three part-time employees, the Belton Bank has 18 full-time employees and five part-time employees, the Clemson Bank has 16 full-time employees and one part-time employee, the Greenwood Bank has 42 full-time employees and two part-time employees, and the Newberry Bank has 13 full-time employees and one part-time employee. Community Trust Company has one full-time employee and one part-time employee.


GOVERNMENT SUPERVISION AND REGULATION

GENERAL

The Company and the Banks are subject to an extensive collection of state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of the Company's and the Banks' operations. These regulations are generally intended to provide protections for the Banks' depositors and borrowers, rather than for shareholders of the Company. The Company and the Banks are also affected by government monetary policy and by regulatory measures affecting the banking industry in general. The actions of the Federal Reserve System affect the money supply and, in general, the Banks' lending abilities in increasing or decreasing the cost and availability of funds to the Banks. Additionally, the Federal Reserve System regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in the reserve requirements against bank deposits and limitations on interest rates which banks may pay on time and savings deposits.

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

In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of the particular activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition and gains in efficiency that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interests and unsound banking practices. Generally, bank holding companies are required to obtain prior approval of the Federal Reserve Board to engage in any new activity not previously approved by the Federal Reserve Board. Despite prior approval, the Federal Reserve Board may order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of any of its bank subsidiaries.

The BHCA and the Federal Change in Bank Control Act, together with regulations promulgated by the Federal Reserve Board, require that, depending on the particular circumstances, either the Federal Reserve Board's approval must be obtained or notice must be furnished to the Federal Reserve Board and not disapproved prior to any person or company acquiring control of a bank holding company, such as the Company, subject to certain exemptions. Control is conclusively presumed to exist when an individual or company acquires 25 percent or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10 percent or more, but less than 25 percent, of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The Federal Reserve Board, pursuant to regulation and published policy statements, has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance. Under the BHCA, the Federal Reserve Board may also require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

THE BANKS

The Banks are subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the State Board, the Federal Reserve System, and the FDIC. The State Board and the FDIC regulate or monitor all areas of the Banks' operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices.

The Federal Reserve System and the FDIC also require the Banks to maintain certain capital ratios (see "Federal Capital Regulations"), and the provisions of the Federal Reserve Act require the Banks to observe certain restrictions on any extensions of credit to the Company, or with certain exceptions, other affiliates, on investments in the stock or other securities of other banks, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Banks are prohibited from engaging in certain "tie-in" or "tying" arrangements in connection with any extension of credit, or the providing of any property or service. Tying is generally defined as any arrangement in which a bank requires a customer who wants one service, such as credit, to buy other products or services from the bank or its affiliates as a condition of receiving the first service. The regulatory requirements to which the Banks are subject also set forth various conditions regarding the eligibility and qualification of their directors and officers.

DIVIDENDS

Although the Company is not presently subject to any direct legal or regulatory restrictions on dividends (other than the South Carolina state business corporation law requirements that dividends may be paid only if such payment would not render the Company insolvent or unable to meet its obligations as they come due), the Company's ability to pay cash dividends will depend primarily upon the amount of dividends paid by each of the Banks and any other subsequently acquired entities. The Banks are subject to regulatory restrictions on the payment of dividends, including the prohibition of payment of dividends from each Bank's capital. All dividends of the Banks must be paid out of the respective undivided profits then on hand, after deducting expenses, including losses and bad debts. In addition, as a member of the Federal Reserve System, each of the Banks is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of such bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend) and the approval of the Federal Reserve Board is required if the total of all dividends declared by any of the Banks in any calendar year exceeds the total of its net profits for that year combined with that Bank's retained net profits for the preceding two years, less any required transfers to surplus. The Banks are subject to various other federal and state regulatory restrictions on the payment of dividends, including receipt of the approval of the South Carolina Commissioner of Banking prior to paying dividends to the Company.

FIRREA

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") established two insurance funds under the jurisdiction of the FDIC: the Savings Association Fund and the Bank Insurance Fund (see "FDIC Regulations"). FIRREA also imposed, with certain exceptions, a "cross guaranty" on the part of commonly controlled depository institutions such as the Banks. Under this provision, if one depository institution subsidiary of a multi-bank holding company fails or requires FDIC assistance, the FDIC may assess a commonly controlled depository institution for the estimated losses suffered by the FDIC. Consequently, each of the Banks is subject to assessment by the FDIC related to any loss suffered by the FDIC arising out of the operations of the other Banks. The FDIC's claim is junior to the claims of nonaffiliated depositors, holders of secured liabilities, general creditors and subordinated creditors but is superior to the claims of shareholders.

FDIC REGULATIONS

The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Deposits in the Banks are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules), and the FDIC maintains an insurance fund for commercial banks with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. The Banks pay premiums to the FDIC on their deposits. Under FDIC rules, a depository institution pays to the FDIC a premium of from $0.00 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. During 1998, each Bank's assessment rate was $500 per quarter for insured deposits.

FEDERAL CAPITAL REGULATIONS

In an effort to achieve a measure of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the Federal Reserve Board, the FDIC, and other federal banking agencies have adopted risk-based capital adequacy guidelines for banking organizations insured by the FDIC, including each of the Banks. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, such as the Company, on a consolidated basis with the banks owned by the holding company. These guidelines redefine traditional capital ratios to take into account assessments of risks related to each balance sheet category, as well as off-balance sheet financing activities. The guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, less goodwill and other adjustments. Tier 2 capital consists of mandatory convertible, subordinated and other qualifying term debt, preferred stock not qualifying for Tier 1, and a limited allowance for credit losses up to a designated percentage of risk-weighted assets. Under the guidelines, institutions must maintain a specified minimum ratio of "qualifying" capital to risk-weighted assets. At least 50% of an institution's qualifying capital must be "core" or "Tier 1" capital, and the balance may be "supplementary" or "Tier 2" capital. The guidelines imposed on the Company and the Banks include a minimum leverage ratio standard of capital adequacy. The leverage standard requires top-rated institutions to maintain a minimum Tier 1 capital to assets ratio of 3%, with institutions receiving less than the highest rating required to maintain a minimum ratio of 4% or greater, based upon their particular circumstances and risk profiles. Each of the Company's and the Banks' leverage and risk-based capital ratios at December 31, 1999, exceeded their respective fully phased-in minimum requirements.

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

INTERSTATE AND INTRASTATE BANKING AND BRANCHING

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "1994 Act"), eligible bank holding companies in any state are permitted, with Federal Reserve Board approval, to acquire banking organizations in any other state. As such, all existing regional compacts and substantially all regional limitations on interstate acquisitions of banking organizations have been eliminated. The 1994 Act also removed substantially all of the existing prohibitions on interstate branching by banks. A bank operating in any state is now entitled to establish one or more branches within any other state without, as formerly required, the establishment of a separate banking structure within the other state.
The South Carolina Act permits the acquisition of South Carolina banks and bank holding companies by, and mergers with, out-of-state banks and bank holding companies with the prior approval of the State Board. The South Carolina Act also permits South Carolina state banks, with prior approval of the State Board, to operate branches outside the State of South Carolina. Although the 1994 Act has the potential to increase the number of competitors in the marketplace of each of the Banks, the Company cannot predict the actual impact of such legislation on the competitive position of the Banks.

GRAMM-LEACH BLILEY ACT

The Gramm-Leach-Bliley Act (popularly referred to as the Financial Services Modernization Act of 1999 prior to enactment) (the "GLB Act") became effective March 11, 2000. The GLB Act accomplished a variety of purposes, including facilitating the affiliation among banks, securities firms, and insurance companies and providing privacy protections for customers. Specifically, the GLB Act (a) amends the Banking Act of 1933 (the Glass-Steagall Act) to repeal the prohibitions against affiliation of any Federal Reserve member bank, such as the Banks, with an entity engaged principally in securities activities, and to repeal the prohibitions against simultaneous service by any officer, director, or employee of a securities firm as an officer, director, or employee of any member bank; (b) 1.amends the BHCA to permit bank holding companies to own shares in non-banking organizations whose activities have been determined by the Federal Reserve System to be permissible for bank holding companies; (c) 2.30creates a new type of bank, wholesale financial institutions (also referred to as "woofies"), which are regulated by the BHCA and are not able to accept insured deposits, potentially giving holding companies with woofies greater flexibility to engage in non-financial investments; (d) subject to specified exemptions, pre-empts state anti-affiliation laws restricting transactions among insured depository institutions, wholesale financial institutions, insurance concerns, and national banks; (e) 4.amends the BHCA and the Federal Deposit Insurance Act to mandate public meetings concerning proposed large bank mergers and acquisitions; (f)amends the Electronic Fund Transfer Act to mandate certain fee disclosures related to electronic fund transfer services; and (g) imposes certain obligations on financial institutions to protect the privacy and confidentiality of customer nonpublic personal information, including the requirements that financial institutions establish standards for safeguards to protect privacy and confidentiality, provide the standards to customers at the time of establishing the customer relationship and annually during the continuation of the relationship, condition disclosure of the private information to nonaffiliated third parties on the giving of specific disclosures to consumers and giving consumers the opportunity to prevent such disclosure to third parties.

Although the GLB Act has the potential to mix commerce and banking and increase the Company's and the Banks' abilities to diversify into a variety of areas, the Company cannot predict the actual impact of such legislation on the Company or the Banks.

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

Factors which could cause actual results to differ from expectations include, among other things, the challenges, costs and complications associated with the continued development of the Banks; the ability of the Company to effectively integrate and staff the operations of Banks as well as the operations allocated to the base of deposits acquired in connection with branch acquisitions; the ability of the Company to retain and deploy in a timely manner the cash associated with branch acquisitions into assets with satisfactory yields and credit risk profiles; the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of the Company; the Company's dependence on senior management; competition from existing financial institutions operating in the Company's market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks and more comprehensive services; the potential adverse impact on net income of rapidly declining interest rates; adverse changes in the general economic conditions in the geographic markets served by the Company; the challenges and uncertainties in the implementation of the Company's expansion and development strategies; the potential negative effects of future legislation affecting financial institutions; and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.


ITEM 2.  PROPERTIES.

The Company operates out of an approximately 3,000 square foot building located on approximately one acre of land leased from a third party in Greenwood, South Carolina.

The Greenwood Bank operates out of an approximately 8,100 square foot building located on approximately one acre of land owned by the Greenwood Bank in Greenwood, South Carolina. The Greenwood Bank also operates two branch locations in Greenwood, one of which is located on land owned by the Greenwood Bank and the other of which is located on land the Greenwood Bank leases from a director of the Company and the Greenwood Bank.

The Barnwell Bank operates out of an approximately 11,000 square foot building located on a quarter acre parcel owned by the Barnwell Bank in Barnwell, South Carolina. The Barnwell Bank also operates four branches located in Aiken, Barnwell and Orangeburg Counties in South Carolina. Of the four branch banking locations, one is leased from a third party and three are owned by the Barnwell Bank.

The Belton Bank operates out of an approximately 1600 square foot building located on approximately five acres of land in Belton, South Carolina. The land is owned by the Belton Bank and the building is leased by the Belton Bank from the Company. The Belton Bank also operates two branches located on land owned by the Company and leased to the Belton Bank in Anderson County, South Carolina. The Belton Bank recently purchased land and a building in Anderson, South Carolina to be used for possible future expansion.

The Clemson Bank operates out of an approximately 9,100 square foot building located on approximately one and one-half acres of land owned by the Clemson Bank in Clemson, South Carolina. The Clemson Bank also operates a branch located on land owned by the Company and leased to the Clemson Bank in Abbeville County, South Carolina.

The Newberry Bank operates out of an approximately 7,500 square foot building located on approximately two acres of land owned by the Newberry Bank in Newberry, South Carolina. The Newberry Bank also operates loan production offices in Lexington and Saluda Counties, South Carolina, both of which are leased from third parties.

ITEM 3.  LEGAL PROCEEDINGS.

The Company and certain of the Banks are parties to legal proceedings which have arisen in the ordinary course of their respective businesses. None of these proceedings is expected to have a material effect on the consolidated financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

The common stock of the Company (the "Common Stock") is listed for trading on the American Stock Exchange under the symbol "CYL". The table below reflects the high and low sales price per share for the Common Stock reported on the American Stock Exchange for the periods indicated.

 YEAR        QUARTER           HIGH            LOW

1999         Fourth........$   10.37      $    6.87
             Third.........    10.00           8.25
             Second........    11.00           9.12
             First.........    10.62           9.25


1998         Fourth........$   12.12      $    9.50
             Third.........    16.37          10.12
             Second........    18.75          15.75
             First.........    18.87          14.50

As of March 15, 2000, there were 3,084,956 shares of Common Stock outstanding held by approximately 1,249 shareholders of record.

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

During the fiscal year ended December 31, 1999, the Company sold an aggregate of 27,871 shares of Common Stock to its employee stock ownership plan without registration under the Securities Act of 1933, as amended (the "1933 Act"). The following sets forth the dates and amounts of such sales:

            DATE                SHARES      PROCEEDS
            ----                ------      --------
      January 4, 1999           2,018       $19,171
      February 2, 1999          3,292        30,418
      March 1, 1999             2,279        22,517
      April 5, 1999             2,157        19,974

      May 11, 1999              3,566        32,379
      June 7, 1999              1,966        20,397
      July 7, 1999              1,855        18,550
      August 5, 1999            2,164        20,558
      September 2, 1999         2,192        20,002
      October 6, 1999           2,289        19,457
      November 3, 1999          2,154        17,501
      December 14, 1999         1,939        15,512


In each case, all of the shares were sold at the quoted market price at the time of sale and were issued pursuant to the exemption from registration contained in
Section 4(2) of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that the purchaser was given and had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication . The Company did not sell any other equity securities during the fiscal year ended December 31, 1999 which were not registered under the 1933 Act.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data for the five years ended December 31, 1999 are derived from the consolidated financial statements and other data of the Company. The consolidated financial statements for the years ended December 31, 1995 through 1999, were audited by Tourville, Simpson & Caskey, L.L.P., independent auditors. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, including the accompanying notes, included elsewhere herein.


YEAR ENDED DECEMBER 31, (DOLLARS IN THOUSANDS)         1999        1998         1997        1996       1995
                                                       ----        ----         ----        ----       ----
INCOME STATEMENT DATA:
     Interest income                                $  23,199   $  21,043    $  14,443  $   8,201   $   6,217
     Interest expense                                  11,850      11,198        7,172      4,006       2,948
     Net interest income                               11,349       9,845        7,271      4,195       3,269
     Provision for loan losses                          1,037       1,836          608        187         112
     Net interest income after provision for
         loan losses                                   10,312       8,009        6,663      4,008       3,157
     Net securities gains (losses)                        175         220          (1)         17        (22)
     Noninterest income                                 3,005       2,797        1,572      1,122         729
     Noninterest expense                               12,014      10,228        7,248      4,141       3,069
     Income before income taxes                         1,478         798          986      1,006         795
     Applicable income taxes                              150          34          220        300         261
     Net income                                     $   1,328   $     764    $     766  $     706   $     534
BALANCE SHEET DATA:
     Assets                                         $ 359,668   $ 321,031    $ 248,861  $ 115,959   $  96,100
     Earning assets                                   328,478     295,213      227,372    106,770      89,233
     Securities (1)                                   108,926     120,695       77,480     25,479      23,699
     Loans (2)                                        219,054     172,545      149,127     80,546      63,204
     Allowance for loan losses                          2,557       2,399        1,531        837         671
     Deposits                                         257,247     260,120      186,861     89,862      73,138
     Federal Home Loan Bank advances                   20,729       9,434       16,350      4,889       6,244
     Shareholders' equity                              31,218      33,430       31,928     13,556      12,932
PER SHARE DATA (3):
     Basic earnings per share                       $    0.43   $    0.25    $    0.27  $    0.55   $    0.55
     Diluted earnings per share                          0.43        0.24         0.26       0.52        0.50
     Book value (period end) (4)                        10.00       10.81        10.47      10.59       10.17
     Tangible book value (period end) (4)                8.30        9.01         9.45      10.55       10.13
SELECTED RATIOS:
     Return on average assets                            0.40%       0.27%        0.40%      0.67%       0.68%
     Return on average equity                            4.12        2.33         2.68       5.41        5.69
     Net interest margin (5)                             3.74        3.76         4.16       4.29        4.49
     Efficiency (6)                                     83.70       80.90        81.96      77.28       76.78
      Allowance for loan losses to loans                 1.17        1.39         1.03       1.04        1.06
     Net charge-offs to average loans                    0.47        0.62         0.15       0.03        0.03
     Nonperforming assets to period end loans and
         foreclosed property (2) (7)                     0.56        0.78         0.63       0.23        0.02
     Average equity to average assets                    9.72       11.48        14.92      12.37       11.99
     Leverage (4.00% required minimum)                   8.37        8.89        12.08      11.62       13.21
         Tier 1 risk-based capital ratio                11.85       13.78        17.65      15.58       18.46
         Total risk-based capital ratio                 12.90       15.00        18.61      16.54       19.41
     Average loans to average deposits                  72.97       69.65        76.78      88.06       93.03

--------------
1) Securities held to maturity are stated at amortized cost, and securities available for sale are stated at fair value.
2)   Loans are stated before the allowance for loan losses.
3) All share and per share data have been adjusted to reflect the 5% Common Stock dividends in April 1994, August 1995, May 1996 and September 1998.
4)   Excludes the effect of any outstanding stock options.
5)   Net interest income dividend by average earning assets.
6) Noninterest expense divided by the sum of net interest income and noninterest income, net of gains and losses on sales of assets.

7) Nonperforming loans and nonperforming assets do not include loans past due 90 days or more that are still accruing interest.


QUARTERLY OPERATING RESULTS

                                              1999 Quarter ended                                1998 Quarter ended
                                ------------------------------------------------  -----------------------------------------------
(DOLLARS IN THOUSANDS
  EXCEPT PER SHARE)              Dec. 31     Sept. 30     June 30     March 31     Dec. 31    Sept. 30     June 30     March 31
                                ----------- ------------ ----------- -----------  ---------- ------------ ----------- -----------
Net interest income             $    3,151  $     2,883  $    2,726  $    2,589   $   2,731  $     2,502  $    2,373  $    2,239
Provision for loan losses              351          177         235         274         904          339         286         307
Noninterest income                     665          697         981         837         606          934         850         627
Noninterest expense                  3,177        2,968       3,061       2,808       3,018        2,650       2,450       2,110
Net income                             265          380         364         319        (283)         339         396         312
Basic earnings per share               .09          .12         .12         .10        (.09)         .11         .13         .10
Diluted earnings per share             .09          .12         .12         .10        (.09)         .11         .12         .10


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

GENERAL

Community Capital Corporation is a bank holding company headquartered in Greenwood, South Carolina which operates through five community banks (collectively, the "subsidiary banks") in non-metropolitan markets in the State of South Carolina and through a subsidiary which performs trust services for its subsidiary banks. The Company pursues a community banking business which is characterized by personalized service and local decision-making and emphasizes the banking needs of individuals and small to medium-sized businesses.

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

In 1994, the Company made the strategic decision to expand beyond the Greenwood County area by creating an organization of independently managed community banks that serve their respective local markets but which share a common vision and benefit from the strength, resources, and economies of a larger institution. In June 1995, the Company opened Clemson Bank & Trust (the "Clemson Bank") in Clemson, South Carolina. During 1996, the Company made the decision to acquire and capitalize three de novo banks which were being organized in Barnwell, Belton, and Newberry, South Carolina. In February 1997, Community Bank & Trust (formerly Bank of Barnwell County, the "Barnwell Bank") opened as a subsidiary of the Company. Similarly, in March 1997, TheBank (formerly the Bank of Belton, the "Belton Bank") opened, and, in July 1997, Mid State Bank (formerly The Bank of Newberry County the "Newberry Bank") opened. The Company also formed a separate trust organization in 1997 known as Community Trust Services, Inc. In 1998, the Company changed the name from Community Trust Services, Inc., to Community Trust Company.

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



RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999, COMPARED WITH YEAR ENDED DECEMBER 31, 1998

Net interest income increased $1.5 million, or 15.3%, to $11.3 million in 1999 from $9.8 million in 1998. The increase in net interest income was due primarily to an increase in average earning assets. Average earning assets increased $41.4 million, or 15.81%, due to the growth of the subsidiary banks in 1999.

The Company's net interest spread and net interest margin were 3.28% and 3.74%, respectively, in 1999 compared to 3.14% and 3.76% in 1998. The increase in the net interest spread was primarily the result of the decrease in yields on interest-bearing liabilities used to fund loans and securities. Yields on interest-bearing liabilities decreased from 4.89% in 1998 to 4.36% in 1999. The net interest margin decreased slightly from 3.76% in 1998 to 3.74% in 1999. The overall decrease in yields on earning assets contributed to this decrease.

The provision for loan losses was $1,037,000 in 1999 compared to $1,836,000 in 1998. The significant amount charged to the provision in 1998 was primarily the result of significant loan problems at the Barnwell Bank. Management feels that it has taken the appropriate actions to correct the problem loan situation at the Barnwell Bank. The Company's allowance for loan losses was 1.17% of total loans outstanding at December 31, 1999. In addition, the provision was funded to match the growth in the loan portfolio from the growth of the subsidiary banks and the subsidiary banks' efforts to maintain their respective allowances for loan losses at levels sufficient to cover known and inherent losses in their loan portfolios.

Noninterest income increased $163,000, or 5.40%, to $3.2 million in 1999 from $3.0 million in 1998, which was primarily attributable to increased service charges on deposit accounts and increased fees from mortgage loan originations. The increase in service charges on deposit accounts was attributable to the increase in the number of deposit accounts from the growth of the subsidiary banks. Income from the origination of mortgage loans was $672,000 in 1999 compared to $613,000 in 1998. Other income for the year ended December 31, 1998 also included $130,000 from the sale of the Greenwood Bank's Ninety Six branch.

Noninterest expense increased $1.8 million, or 17.5%, to $12.0 million in 1999 from $10.2 million in 1998. The primary component of noninterest expense is salaries and employee benefits, which increased $1.0 million, or 21.4%, to $5.7 million in 1999 from $4.7 million in 1998. The increase is attributable to an increase in the number of employees due to the growth of the subsidiary banks and annual pay raises. Other categories of expenses increased due to the growth of the subsidiary banks from a full year of operation relating to the acquisition of the Carolina First Branches in 1998. Net occupancy expense was $819,000 in 1999 compared to $703,000 in 1998, and furniture and equipment expense was $1,385,000 in 1999 compared to $1,129,000 in 1998. The Company recorded amortization of intangible assets related to acquisitions of $537,000 in 1999 compared to $443,000 in 1998. The Company's efficiency ratio was 83.70% in 1999 compared to 80.90% in 1998.

Net income increased $564,000, or 73.82%, to $1,328,000 in 1999 from $764,000 in
1998. Basic earnings per share were $.43 in 1999, compared to $.25 in 1998. Diluted earnings per share were $.43 in 1999, compared to $.24 in 1998. Return on average assets during 1999 was .40% compared to 0.27% during 1998, and return on average equity was 4.12% during 1999 compared to 2.33% during 1998.

YEAR ENDED DECEMBER 31, 1998, COMPARED WITH YEAR ENDED DECEMBER 31, 1997

Net interest income increased $2.6 million, or 35.4%, to $9.8 million in 1998 from $7.3 million in 1997. The increase in net interest income was due primarily to an increase in average earning assets. Average earning assets increased $87.3 million, or 49.9%, due to the growth of the Barnwell Bank, the Belton Bank, and the Newberry Bank (the "New Banks") and the acquisition of the Carolina First Branches in 1998.

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

The provision for loan losses was $1,836,000 in 1998 compared to $608,000 in 1997. The increase in the provision was primarily the result of significant loan problems at the Barnwell Bank which caused it to record a provision for loan losses of $1,278,000 in 1998. Management feels that it has taken the appropriate actions to correct the problem loan situation at the Barnwell Bank. The Company's allowance for loan losses was 1.39% of total loans outstanding at December 31, 1998. In addition, the provision was funded to match the growth in the loan portfolio from the growth of the New Banks and the subsidiary banks' efforts to maintain their respective allowances for loan losses at levels sufficient to cover known and inherent losses in their loan portfolios.

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

Noninterest expense increased $3.0 million, or 41.1%, to $10.2 million in 1998 from $7.2 million in 1997. The primary component of noninterest expense is salaries and employee benefits, which increased $1.4 million, or 40.8%, to $4.7 million in 1998 from $3.3 million in 1997. The increase is attributable to an increase in the number of employees due to the growth of the New Banks and to staff the Carolina First Branches acquired in 1998 and 1997. Other categories of expenses increased due to the growth of the New Banks and the acquisition of the Carolina First Branches in 1998. Net occupancy expense was $703,000 in 1998 compared to $479,000 in 1997, and furniture and equipment expense was $1,129,000 in 1998 compared to $771,000 in 1997. The Company recorded amortization of intangible assets related to the Carolina First Branch acquisitions of $443,000 in 1998 compared to $246,000 in 1997. The Company's efficiency ratio was 80.90% in 1998 compared to 81.96% in 1997.

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



AVERAGE BALANCES, INCOME AND EXPENSES AND RATES
YEAR ENDED DECEMBER 31,                          1999                             1998                             1997
                                      ------------------------------  -------------------------------  -----------------------------
                                     AVERAGE     INCOME/    YIELD/    AVERAGE     INCOME/   YIELD/     AVERAGE     INCOME/   YIELD/
(DOLLARS IN THOUSANDS)               BALANCE     EXPENSE     RATE     BALANCE     EXPENSE    RATE      BALANCE     EXPENSE    RATE
ASSETS:
Earning Assets
     Loans (1)                     $   188,672  $   16,613   8.81%  $   161,695 $    14,942   9.24%  $   113,080 $    10,604   9.38%
     Securities, taxable (2)            84,913       5,037   5.93        76,287       4,798   6.29        45,871       3,026   6.60
     Securities, nontaxable             24,505       1,220   4.98        15,171         751   4.95         9,056         441   4.87
     Nonmarketable equity  securities    4,758         295   6.20         4,085         216   5.29         2,751         133   4.83
     Federal funds sold and other          696          34   4.89         4,864         336   6.91         4,074         239   5.87
              Total earning assets     303,544      23,199   7.64       262,102      21,043   8.03       174,832      14,443   8.26
Cash and due from banks                  8,117                            7,168                            5,231
Premises and equipment                  10,835                            8,288                            6,883
Other assets                            11,711                            9,746                            5,818
Allowance for loan losses               (2,509)                          (1,912)                          (1,134)
              Total assets         $   331,698                      $   285,392                      $   191,630

LIABILITIES:
Interest-Bearing Liabilities
     Interest-bearing transaction
       accounts                    $    81,210       2,373   2.92%  $    64,836 $     2,241   3.46%  $    22,482 $       547   2.43%
     Savings deposits                   26,658         954   3.58        21,118         847   4.01        30,659       1,335   4.35
     Time deposits                     125,596       6,375   5.08       124,871       7,040   5.64        78,572       4,443   5.65
     Other short-term borrowings        20,454       1,169   5.72         3,534         227   6.42         5,326         318   5.97
     Federal Home Loan Bank
       advances                         16,108         865   5.37        13,132         760   5.79         8,968         529   5.90
      Long-term debt                     1,588         114   7.18         1,530          83   5.42             -           -      -
              Total interest-bear-
                  ing liabilities      271,614      11,850   4.36       229,021      11,198   4.89       146,007       7,172   4.91
Demand deposits                         25,101                           21,338                           15,567
Accrued interest and other
     liabilities                         2,752                            2,204                            1,471
Shareholders' equity                    32,231                           32,829                           28,585
              Total liabilities and
              shareholders' equity $   331,698                      $   285,392                      $   191,630
Net interest spread                                          3.28%                            3.14%                            3.35%
Net interest income                             $   11,349                      $     9,845                      $     7,271
Net interest margin                                          3.74%                            3.76%                            4.16%


(1) The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(2) Average investment securities exclude the valuation allowance on securities available for sale.

ANALYSIS OF CHANGES IN NET INTEREST INCOME. The following tables set forth the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 1999 to 1998 and 1998 to 1997.



ANALYSIS OF CHANGES IN NET INTEREST INCOME
YEAR ENDED DECEMBER 31,                               1999 COMPARED WITH 1998                     1998 COMPARED WITH 1997

                                             -------------------------------------------  ----------------------------------------
                                                          VARIANCE DUE TO                             VARIANCE DUE TO
(DOLLARS IN THOUSANDS)                        VOLUME (1)      RATE (1)        TOTAL        VOLUME (1)     RATE (1)       TOTAL
                                             -------------  -------------  -------------  ------------- -------------- -----------
EARNING ASSETS
     Loans                                   $      2,401           (730)         1,671   $      4,494  $        (156) $    4,338
     Securities, taxable                              522           (283)           239          1,919           (147)      1,772
     Securities, nontaxable                           465              4            469            303              7         310
     Nonmarketable equity securities                   39             40             79             70             13          83
     Federal funds sold and other                    (225)           (77)          (302)            51             46          97

              Total interest income                 3,202         (1,046)         2,156          6,837           (237)      6,600

INTEREST-BEARING LIABILITIES
     Interest-bearing deposits:
     Interest-bearing transaction accounts            511           (379)           132          1,385            309       1,694
     Savings and market rate investments              205            (98)           107           (389)           (99)       (488)
     Time deposits                                     41           (706)          (665)         2,610            (13)      2,597
              Total interest-bearing deposits         757         (1,183)          (426)         3,606            197       3,803
     Other short-term borrowings                      970            (28)           942           (114)            23         (91)
     Federal Home Loan Bank advances                  163            (58)           105            241            (10)        231
     Long-term debt                                     3             28             31             83              -          83

              Total interest expense                1,893         (1,241)           652          3,816            210       4,026

              Net interest income            $      1,309            195          1,504   $      3,021  $        (447) $    2,574

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

The following table sets forth the Company's interest rate sensitivity at December 31, 1999.


INTEREST SENSITIVITY ANALYSIS
                                                                  AFTER ONE    AFTER THREE                 GREATER THAN
                                                    WITHIN         THROUGH       THROUGH                     ONE YEAR
                                                      ONE           THREE         TWELVE        WITHIN       OR NON-
DECEMBER 31, 1999 (DOLLARS IN THOUSANDS)             MONTH          MONTHS        MONTHS       ONE YEAR     SENSITIVE       TOTAL
                                                 --------------  ------------- ------------- ------------- ------------- -----------
ASSETS
     Earning Assets
         Loans (1)                               $      62,090   $      7,309  $     25,612  $     95,011  $    122,820  $   217,831
         Securities                                          -            200           399           599       108,327      108,926
         Federal funds sold and other                      498              -             -           498             -          498
              Total earning assets                      62,588          7,509        26,011        96,108       231,147      327,255
LIABILITIES
     Interest-bearing liabilities
         Interest-bearing deposits
              Demand deposits                           45,739              -             -        45,739             -       45,739
              Savings deposits                          64,882              -             -        64,882             -       64,882
              Time deposits                              9,258         23,558        74,577       107,393        11,811      119,204
              Total interest-bearing deposits          119,879         23,558        74,577       218,014        11,811      229,825
         Other short-term borrowings                    46,493              -             -        46,493             -       46,493
         Federal Home Loan Bank advances                     -            800         7,600         8,400        12,329       20,729
         Long-term debt                                      -            500             -           500         1,075        1,575
              Total interest-bearing liabilities       166,372         24,858        82,177       273,407        25,215      298,622

Period gap                                       $    (103,784)  $    (17,349) $    (56,166) $   (177,299) $    205,932

Cumulative gap                                   $    (103,784)  $   (121,133) $   (177,299) $   (177,299) $     28,633

Ratio of cumulative gap to total earning assets         (31.71)%       (37.01)%      (54.18)%      (54.18)%        8.75%


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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

GENERAL. The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, each subsidiary bank's Board of Directors reviews and approves the appropriate level for that subsidiary bank's allowance for loan losses based upon management's recommendations, the results of the internal monitoring and reporting system, analysis of economic conditions in its markets, and a review of historical statistical data for both the Company and other financial institutions.

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


ALLOWANCE FOR LOAN LOSSES
YEAR ENDED DECEMBER 31, (DOLLARS IN THOUSANDS)                      1999         1998          1997         1996          1995

                                                                ------------- ------------ ------------- ------------ -------------
Total loans outstanding at end of period, net of unearned
     income                                                     $    219,054  $   172,545  $    149,127  $    80,546  $     63,204
Average loans outstanding, net of unearned income               $    188,672  $   161,695  $    113,080  $    71,298  $     55,018
Balance of allowance for loan losses at beginning of period     $      2,399  $     1,531  $        837  $       671  $        581
Allowance for loan losses from acquisitions                                -           38           255            -             -
Loan losses:
         Commercial, financial and agricultural                          287          135            92            -            18
         Real estate - mortgage                                          306           43             9            -             -
         Consumer                                                        449          885            68           21             4
              Total loan losses                                        1,042        1,063           169           21            22
Recoveries of previous loan losses:
         Commercial, financial and agricultural                            -            -             -            -             -
         Real estate - mortgage                                           17            -             -            -             -
         Consumer                                                        146           57             -            -             -
              Total recoveries                                           163           57             -            -             -
Net loan losses                                                          879        1,006           169           21            22
Provision for loan losses                                              1,037        1,836           608          187           112
Balance of allowance for loan losses at end of period           $      2,557  $     2,399  $      1,531  $       837  $        671

Allowance for loan losses to period end loans                           1.17%        1.39%         1.03%        1.04%         1.06%
Net charge-offs to average loans                                        0.47         0.62          0.15         0.03          0.03

NONPERFORMING ASSETS. The following table sets forth the Company's nonperforming assets for the dates indicated.



NONPERFORMING ASSETS
DECEMBER 31, (DOLLARS IN THOUSANDS)                                  1999         1998         1997          1996         1995
                                                                 ------------- ------------ ------------ ------------- ------------
Nonaccrual loans                                                 $      1,223  $     1,348  $       678  $        186  $        13
Restructured or impaired loans                                              -            -            -             -            -
         Total nonperforming loans                                      1,223        1,348          678           186           13
Other real estate owned                                                     -            -          262             -            -

         Total nonperforming assets                              $      1,223  $     1,348  $       940  $        186  $        13

Loans 90 days or more past due and still accruing interest       $        109  $       112  $        84  $         54  $        60
Nonperforming assets to period end loans and
     foreclosed property                                                 0.56%        0.78%        0.63%         0.23%        0.02%


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

Total nonperforming assets decreased to $1.2 million at December 31, 1999, from $1.3 million at December 31, 1998. This amount consists primarily of nonaccrual loans at the Greenwood Bank which totaled $1.1 million at December 31, 1999. Fourteen loans comprised this total at the Greenwood Bank. Nonperforming assets were .56% of total loans and foreclosed property at December 31, 1999. The allowance for loan losses to period end nonperforming assets was 209.59% at December 31, 1999.

POTENTIAL PROBLEM LOANS. At December 31, 1999, through their internal review mechanisms, the subsidiary banks had identified $5.3 million of criticized loans and $3.4 million of classified loans. The results of this internal review process are the primary determining factor in management's assessment of the adequacy of the allowance for loan losses.

The Company's Barnwell Bank incurred significant loan losses in 1998 and 1999 that were primarily attributable to a large number of small-dollar consumer loans that originated during the fourth quarter of 1997 and the beginning of 1998. When the loan problem first surfaced, certain loan personnel and administrative changes were made to correct the situation. However, the magnitude of the problem was not fully realized until the fourth quarter of 1998 when an extensive examination was made of the Barnwell Bank's complete loan portfolio. As a result of this examination the loan loss provision for the Barnwell Bank was increased to $806,542 for the fourth quarter of 1998 and to $1,278,000 for the year which increased its allowance for loan losses to 2.14% of total loans outstanding at December 31, 1998. In 1999, the Barnwell Bank added $306,000 to the provision for loan losses and charged off $537,568 in nonperforming loans. While management feels that it has taken the necessary actions to correct the problem loan situation at the Barnwell Bank, the internal review process has identified a number of criticized and classified loans that still existed at December 31, 1999. Of the Company's $5.3 million of criticized loans and $3.4 million of classified loans, $793,454 and $2.4 million were identified at the Barnwell Bank, respectively.

The Greenwood Bank also incurred significant losses in 1999. The Greenwood Bank charged off $451,568 in nonperforming loans. The Greenwood Bank added $363,000 to its provision for loan loss, bringing the allowance for loan losses to total loans to .90%. The Greenwood Bank will continue to deal with nonperforming loans in the coming year as well. At December 31, 1999, the internal review process had identified $2.0 million in criticized loans and $1.9 million in classified loans.

Management is committed to addressing potential problem loans at all subsidiary banks.

NONINTEREST INCOME AND EXPENSE

NONINTEREST INCOME. The largest component of noninterest income is service charges on deposit accounts, which totaled $1.5 million in 1999, a 20.1% increase over the 1998 level of $1.3 million. The increase in service charges was primarily attributable to an increase in the customer base due to the growth of the subsidiary banks in 1999.

The following table sets forth, for the periods indicated, the principal components of noninterest income:


NONINTEREST INCOME
YEAR ENDED DECEMBER 31, (DOLLARS IN THOUSANDS)                 1999          1998         1997
                                                            ------------ ------------- ------------
Service charges on deposit accounts                         $     1,513  $      1,260  $       842
Residential mortgage origination fees                               672           613          271
Securities gains (losses)                                           175           220          (1)
Commissions from sales of mutual funds                               54           104           54
Income from fiduciary activities                                     98           133           37
Other income                                                        668           687          368
     Total noninterest income                               $     3,180  $      3,017  $     1,571



NONINTEREST EXPENSE. Salaries and employee benefits increased $1.0 million, or 21.4%, to $5.7 million in 1999 from $4.7 million in 1998, primarily as a result of an increase in the number of employees in order to staff the growth of the subsidiary banks and for annual pay raises. The growth of the subsidiary banks also resulted in increases in all other categories of noninterest expense. The Company is amortizing the intangible assets associated with its acquisitions over periods ranging from five to fifteen years. During 1999, the Company recorded amortization expense of $537,000 compared to $443,000 in 1998. The factors above resulted in increases in net occupancy expense, furniture and equipment expense, and other operating expenses. The Company's efficiency ratio, which is noninterest expense as a percentage of the total of net interest income plus noninterest income, net of gains and losses on the sale of assets, was 83.70% in 1999 compared to 80.90% in 1998 and 81.96% in 1997.

The following table sets forth, for the periods indicated, the primary components of noninterest expense:


NONINTEREST EXPENSE
YEAR ENDED DECEMBER 31, (DOLLARS IN THOUSANDS)       1999         1998         1997
                                                  ----------- ------------- ------------
Salaries and employee benefits                    $    5,690  $      4,688  $     3,329
Net occupancy expense                                    819           703          479
Furniture and equipment expense                        1,385         1,129          771
Director and committee fees                               76           182          124
Amortization of intangible assets                        537           443          246
Data processing and supplies                             205           135          151
Mortgage loan department expense                         247           191           94
Banking assessments                                       77            58           44
Professional fees                                        432           360          205
Postage and freight                                      312           278          200
Supplies                                                 391           367          451
Credit card expenses                                     188           139          120
Telephone expenses                                       307           364          214
Other                                                  1,348         1,191          820
     Total noninterest expense                    $   12,014  $     10,228  $     7,248
Efficiency ratio                                       83.70%        80.90%       81.96%


INCOME TAXES. The Company's income tax expense was $150,000, an increase of $116,000 from the 1998 amount of $34,000. The increase is primarily attributable to an increase in income before taxes of $680,000 when compared to 1998. However, the amount of nontaxable income from securities offset the majority of income before taxes. Nontaxable securities income was $1,220,000 for the year ended December 31, 1999, as compared to $751,000 for the year ended December 31, 1998.

EARNING ASSETS

LOANS. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $188.7 million in 1999 compared to $161.7 million in 1998, an increase of $27.0 million, or 16.68%. At December 31, 1999, total loans were $219.1 million compared to $172.5 million at December 31, 1998.

The increase in loans during 1999 was primarily due to the continued growth in the new markets created by the subsidiary banks. The subsidiary banks have also sought opportunities to participate in loans originated by other financial institutions. The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights the Company's general emphasis on mortgage lending.

COMPOSITION OF LOAN PORTFOLIO
DECEMBER 31,                       1999                  1998               1997               1996                1995
                            -------------------- ------------------  -----------------   -----------------  ------------------
                                      Percent             Percent             Percent             Percent              Percent
(DOLLARS IN THOUSANDS)        Amount  of Total   Amount   of Total   Amount   of Total   Amount   of Total   Amount    of Total
                            --------- --------   ------   --------   ------   --------   ------   --------   ------    --------
Commercial, financial and
     agricultural           $  29,740   13.58%  $ 28,991    16.80%  $ 36,079    24.19%  $ 15,348    19.05 % $ 13,349    21.12%
Real estate
     Construction              28,664   13.09     23,665    13.72     12,838     8.61      9,962    12.37      8,483    13.42
     Mortgage-residential      66,092   30.17     52,635    30.51     40,977    27.48     31,519    39.13     22,515    35.62
     Mortgage-
         nonresidential        58,419   26.67     36,017    20.87     32,518    21.81     17,616    21.87     14,190    22.45
Consumer                       32,256   14.73     29,784    17.26     25,747    17.27      5,947     7.38      4,591     7.27
Other                           3,883    1.76      1,453      .84        968     0.64        154     0.20         76     0.12
     Total loans              219,054  100.00%   172,545   100.00%   149,127   100.00 %   80,546   100.00 %   63,204   100.00%
Allowance for loan losses      (2,557)            (2,399)             (1,531)               (837)               (671)
     Net loans              $ 216,497           $170,146            $147,596            $ 79,709            $ 62,533

The principal component of the Company's loan portfolio is real estate mortgage loans. At December 31, 1999, this category totaled $124.5 million and represented 56.8% of the total loan portfolio, compared to $88.7 million, or 51.4%, at December 31, 1998.

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

Real estate construction loans increased $5.0 million, or 21.1%, to $28.7 million at December 31, 1999, from $23.7 million at December 31, 1998. Residential mortgage loans, which is the largest category of the Company's loans, increased $13.5 million, or 25.6%, to $66.1 million at December 31, 1999, from $52.6 million at December 31, 1998. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, increased $22.4 million, or 62.2%, to $58.4 million at December 31, 1999, from $36.0 million at December 31, 1998. The overall increase in real estate lending was attributable to the new markets in the local communities of the subsidiary banks and the continued demand for residential and commercial real estate loans in those markets. The subsidiary banks have been able to compete favorably for residential mortgage loans with other financial institutions by offering fixed rate products having three and five year call provisions.

Commercial, financial and agricultural loans increased $749,000, or 2.6%, to $29.7 million at December 31, 1999, from $29.0 million at December 31, 1998. This small increase was primarily attributable to the Company's focus on mortgage and construction lending opportunities.

Consumer loans increased $2.5 million, or 8.3%, to $32.3 million at December 31, 1999, from $29.8 million at December 31, 1998. The growth in consumer loans is primarily attributable to overall growth in the Company's loan portfolio due to new markets created by the subsidiary banks.

LOANS. The Company's loan portfolio reflects the diversity of its markets. The home office and the branch offices of the Greenwood Bank are located in Greenwood County, South Carolina. The economy of Greenwood contains elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. The Clemson Bank has offices in Clemson and Calhoun Falls, South Carolina. Due to its proximity to a major interstate highway and Clemson University, a state-supported university, management expects the area to remain stable with continued growth. The Belton Bank and the Barnwell Bank are in more rural areas and will have a higher concentration of consumer loans with fewer opportunities for commercial lending. The Newberry Bank is located in Newberry County, South Carolina and is in close proximity to an interstate highway. The diversity of the economy creates opportunities for all types of lending. The Company does not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Company. The following table sets forth the Company's loans maturing within specified intervals at December 31, 1999.

LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                                    Over One Year
                                                 ----------------------------------------------------
                                                  One Year      Through     Over Five
DECEMBER 31, 1999 (DOLLARS IN THOUSANDS)           or Less     Five Years     Years         Total
                                                 ------------  ----------- ------------- ------------
Commercial, financial and agricultural            $ 19,729     $  9,212     $    799       $ 29,740
Real estate                                         64,686       65,409       23,080        153,175
Consumer and other                                  10,596       24,494        1,049         36,139
                                                    95,011       99,115       24,928        219,054
Loans maturing after one year with:
     Fixed interest rates                                                                  $ 68,804
     Floating interest rates                                                                 55,239

                                                                                           $124,043
                                                                                           =========

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

INVESTMENT SECURITIES. The investment securities portfolio is a significant component of the Company's total earning assets. Total securities averaged $114.2 million in 1999, compared to $95.5 million in 1998 and $57.7 million in 1997. At December 31, 1999, the total securities portfolio was $108.9 million. Securities designated as available for sale totaled $103.4 million and were recorded at estimated fair market value, and securities designated as held to maturity totaled $620,000 and were recorded at amortized cost. The securities portfolio also includes nonmarketable equity securities totaling $4.9 million which are carried at cost because they are not readily marketable or have no quoted market value. These include investments in Federal Reserve Bank stock, Federal Home Loan Bank stock and the stock of four unrelated financial institutions.

The following table sets forth the book value of the securities held by the Company at the dates indicated.

BOOK VALUE OF SECURITIES
DECEMBER 31, (DOLLARS IN THOUSANDS)                            1999      1998     1997
                                                            --------- --------  --------
U.S. Treasury                                               $    599  $    597  $ 13,467
U.S. Government agencies                                      51,421    64,517    46,236
State, county and municipal securities                        26,704    20,656    13,573
Mortgage-backed securities                                    29,513    28,993       273
Nonmarketable equity securities                                4,935     4,823     3,224

     Total securities                                       $113,172  $119,586  $ 76,773
                                                            ========= ========= =========

The following table sets forth the scheduled maturities and average yields of securities held at December 31, 1999.

INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

                                                                    After One But         After Five But
(DOLLARS IN THOUSANDS)                           Within One          Within Five            Within Ten
DECEMBER 31, 1999                                   Year                 Years                 Years            After Ten Years
                                            --------------------- --------------------  -------------------- --------------------
                                              Amount     Yield      Amount    Yield      Amount     Yield      Amount      Yield
                                            --------------------  -------------------- --------------------- --------------------
U.S. Treasury                                $ 601       6.47%     $      -       -%    $      -        -%    $      -        -%
U.S. Government agencies                         -          -        37,061    5.57       11,784     6.15          919     7.00
State and political subdivisions (2)             -          -         1,779    5.92        2,829     7.22       20,717     6.96
     Total (1)                               $ 601       6.47%     $ 38,840    5.61%    $ 14,613     6.24%    $ 21,636     6.97%
                                             ======                =========            =========             =========

(1) Excludes mortgage-backed securities totaling $28.3 million with a yield of 6.2% and nonmarketable equity securities.
(2) The yield on state and political subdivisions is presented on a tax equivalent basis using a federal income tax rate of 34%.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in "---Net Interest Income--- Interest Sensitivity."

SHORT-TERM INVESTMENTS. Short-term investments, which consist primarily of federal funds sold and interest-bearing deposits with other banks, averaged $696,000 in 1999, compared to $4.9 million in 1998 and $4.1 million in 1997. At December 31, 1999, short-term investments totaled $498,000. These funds are a source of the Banks' liquidity. Federal funds are generally invested in an earning capacity on an overnight basis.

DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

Average interest-bearing liabilities increased $42.6 million, or 18.60%, to $271.6 million in 1999, from $229.0 million in 1998. Average interest-bearing deposits increased $22.6 million, or 10.74%, to $233.4 million in 1999, from $210.8 million in 1998. These increases resulted from increases in most categories of interest-bearing liabilities.

DEPOSITS. Average total deposits increased $26.4 million, or 11.37%, to $258.6 million during 1999, from $232.2 million during 1998. At December 31, 1999, total deposits were $257.2 million compared to $260.1 million a year earlier, a decrease of 1.1%.

The following table sets forth the deposits of the Company by category at the dates indicated.

DEPOSITS
DECEMBER 31                     1999               1998                  1997                1996               1995
                      ---------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)             Percent              Percent              Percent             Percent             Percent
                                     of                   of                  of                   of                  of
                         Amount   Deposits    Amount   Deposits     Amount  Deposits    Amount  Deposits   Amount   Deposits
                      ---------------------------------------------------------------------------------------------------------
Demand deposit
     accounts         $  27,422    10.66%   $  23,491     9.03%   $ 19,460   10.41%    $12,226    13.61%   $ 9,447   12.92%
NOW accounts             45,560    17.71       45,854    17.63      30,562   16.36       8,296     9.23      8,028   10.98
Money market
     accounts            38,419    14.93       30,161    11.60      20,812   11.14      14,035    15.62      9,498   12.98
Savings accounts         26,642    10.36       25,202     9.69      15,127    8.09       8,681     9.66      7,922   10.83
Time deposits less
     than $100,000       91,671    35.64      104,491    40.17      73,827   39.51      34,745    38.66     26,161   35.77
Time deposits of
     $100,000 or over    27,533    10.70       30,921    11.88      27,073   14.49      11,879    13.22     12,082   16.52
Total deposits        $ 257,247   100.00%   $ 260,120   100.00%   $186,861  100.00%    $89,862   100.00%   $73,138  100.00%
                                 ========              ========            ========             ========           ========

                                      0           1


Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits increased $515,000 to $229.7 million at December 31, 1999.

Deposits, and particularly core deposits, have historically been the Company's primary source of funding and have enabled the Company to meet successfully both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The Company's loan-to-deposit ratio was 85.2% at December 31, 1999, 66.3% at the end of 1998, and averaged 73.0% during 1999. The maturity distribution of the Company's time deposits over $100,000 at December 31, 1999, is set forth in the following table.

MATURITIES OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

                                                              After Three   After Six
                                                    Within      Through      Through    After
                                                    Three         Six        Twelve     Twelve
                                                    Months       Months      Months     Months     Total
                                                   ---------   ----------  ----------  ---------  --------
Certificates of deposit of $100,000 or more         $ 8,048     $ 7,899     $ 8,858    $ 2,728    $ 27,533

Approximately 29.23% of the Company's time deposits over $100,000 had scheduled maturities within three months and 57.92% had maturities within six months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Company does not solicit brokered deposits.

BORROWED FUNDS. Borrowed funds consist of short-term borrowings and advances from the Federal Home Loan Bank. Short-term borrowings are primarily federal funds purchased from correspondent banks and securities sold under agreements to repurchase.

Average short-term borrowings were $20.5 million in 1999, an increase of $16.9 million from 1998. Federal funds purchased from correspondent banks averaged $16.4 million in 1999. At December 31, 1999 federal funds purchased totaled $9.3 million. Securities sold under agreements to repurchase averaged $4.1 million in 1999. At December 31, 1999, securities sold under agreements to repurchase totaled $37.2 million.

Average Federal Home Loan Bank advances during 1999 were $16.1 million compared to $13.1 million during 1998, an increase of $3.0 million. Advances from the Federal Home Loan Bank are collateralized by debt securities of U.S. Government agencies, one-to-four family residential mortgage loans, and the Company's investment in Federal Home Loan Bank stock. At December 31, 1999, borrowings from the Federal Home Loan Bank were $20.7 million compared to $9.4 million a year earlier. Although management expects to continue using short-term borrowing and Federal Home Loan Bank advances as secondary funding sources, core deposits will continue to be the Company's primary funding source. Of the $20.7 million advances from the Federal Home Loan Bank outstanding at December 31, 1999, $12.3 million will mature after one year.

LONG-TERM DEBT. Long-term debt consists of borrowings obtained from two unrelated financial institutions to infuse capital into the Belton Bank in order to maintain the minimum capital ratios as a result of the Belton Bank's purchase of two Carolina First Branches in 1998 and for other general construction of branches. The average balance of the long-term debt was $1.6 million in 1999. Long-term debt totaled $1.6 million at December 31, 1999. Debt with one institution consists of a $5.0 million line of credit, is collateralized by the stock of the subsidiary banks, and bears interest at a simple interest rate per annum equal to the London Interbank Offered rate plus 200 basis points. Interest is payable on a quarterly basis. The line of credit is scheduled to mature on December 31, 2002. Debt also consists of $500,000 borrowed for the construction of branch offices and bears interest at a variable rate of .75% below the prime rate published in the Wall Street Journal. This debt is unsecured and is due on February 10, 2000.

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

The holding company and subsidiary banks are also required to maintain capital at a minimum level based on average total assets (as defined), which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

The Company exceeded the Federal Reserve's fully phased-in regulatory capital ratios at December 31, 1999, 1998 and 1997, as set forth in the following table.

ANALYSIS OF CAPITAL
DECEMBER 31, (DOLLARS IN THOUSANDS)                                           1999         1998         1997
                                                                           ----------- ------------- ------------
Tier 1 capital                                                               $ 29,000    $ 27,142     $ 28,341
Tier 2 capital                                                                  2,557       2,399        1,531
     Total qualifying capital                                                $ 31,557    $ 29,541     $ 29,872

Risk-adjusted total assets (including off-balance sheet exposures)           $244,648    $196,968     $160,538

Tier 1 risk-based capital ratio                                                 11.85%      13.78%       17.65 %
Total risk-based capital ratio                                                  12.90       15.00        18.61
Tier 1 leverage ratio                                                            8.37        8.89        12.08

Each of the subsidiary banks is required to maintain risk-based and leverage ratios similar to those required for the Company. Each of the subsidiary banks exceeded these regulatory capital ratios at December 31, 1999, as set forth in the following table.

BANK CAPITAL RATIOS
                                       TIER 1       TOTAL
                                       RISK-        RISK-        TIER 1
DECEMBER 31, 1999                      BASED        BASED       LEVERAGE
                                     ----------- ------------- ------------
The Greenwood Bank                      9.30%        10.15%        7.29 %
The Clemson Bank                       11.74         12.84         8.32
The Barnwell Bank                      12.83         13.96         8.23
The Belton Bank                        15.58         16.65         9.02
The Newberry Bank                      12.83         13.79         9.14


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

The Company's loans-to-assets ratio and loans-to-funds ratio increased from 1998 to 1999. The loans-to-assets ratio at December 31, 1999 was 60.9% compared to 53.7% at December 31, 1998, and the loans-to-funds ratio at December 31, 1999 was 67.2% compared to 60.7% at December 31, 1998. The amount of advances from the Federal Home Loan Bank were approximately $20.7 million at December 31, 1999 compared to $9.4 million at December 31, 1998. Management expects to continue using these advances as a source of funding. The Company obtained borrowings from unrelated financial institutions in 1998 to purchase the branches and for other corporate purposes. At December 31, 1999, total long-term debt was $1.6 million, compared to $2.9 million at December 31, 1998. Additionally, the Company has approximately $23.9 million of unused lines of credit for federal funds purchases. The Company also has approximately $103.4 million of securities available for sale as a source of liquidity.

The Company depends on dividends from the subsidiary banks as its primary source of liquidity. The ability of the subsidiary banks to pay dividends is subject to general regulatory restrictions which may, but are not expected to, have a material impact on the liquidity available to the Company. Generally, banks are not allowed to pay dividends unless the retained earnings are in a positive position. Accordingly, several subsidiary banks may not be able to pay cash in the form of dividends to its parent company in the near future. The Company does not plan to pay cash dividends for the near term. The Company has paid stock dividends in April 1994, August 1995, May 1996, and September 1998 and may do so in the future.

ACCOUNTING RULE CHANGES

In February 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits." SFAS 132 amends SFAS 87, 88, and 106 and revises employer's disclosures about pensions and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. At December 31, 1999, the Company was not affected by this Statement.

In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair values. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company generally does not purchase derivative instruments or enter into hedging activities. This Statement was effective for fiscal years beginning after June 15, 1999, but was amended by SFAS 137.

The Company was not affected by Financial Accounting Standards Board Statements 134, 135 or 136.

In 1999, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." As stated, this Statement delays the effective date for the implementation of SFAS 133.

This Statement is effective for fiscal years beginning after June 15, 2000.

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

INDUSTRY DEVELOPMENTS

On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act was signed into law by President Clinton in November 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also creates a new "financial holding company" under the Bank Holding Company Act, which will permit holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company.

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

Information called for by PART III (Items 10, 11, 12 and 13) of this Report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended December 31, 1999 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement.

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

                                        COMMUNITY CAPITAL CORPORATION



Dated: March 27, 2000                   By:  /s/   WILLIAM G. STEVENS
                                           ---------------------------
                                             William G. Stevens
                                             President and Chief Executive
                                             Officer


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                Title                                Date
       ---------                                -----                                ----
/s/ WILLIAM G. STEVENS             President (Principal Executive               March 27, 2000
------------------------------
William G. Stevens                 Officer) and Director


/s/ JAMES H. STARK                 Chief Financial Officer (Principal           March 27, 2000
------------------------------     Financial and  Accounting Officer) and
James H. Stark                     Secretary


         *                         Assistant Secretary and Director             March 27, 2000
------------------------------
Patricia C. Edmonds


         *                         Director                                     March 27, 2000
------------------------------
David P. Allred


         *                         Director                                     March 27, 2000
------------------------------
Earl H. Bergen


         *                         Director                                     March 27, 2000
------------------------------
Harold Clinkscales, Jr.


         *                         Director                                     March 27, 2000
------------------------------
Robert C. Coleman


         *                         Director                                     March 27, 2000
------------------------------
John W. Drummond


         *                         Director                                     March 27, 2000
------------------------------
James M. Horton


         *                         Director                                     March 27, 2000
------------------------------
Wayne Q. Justesen, Jr.



         *                         Director                                     March 27, 2000
------------------------------
Clinton C. Lemon, Jr.


         *                         Director                                     March 27, 2000
------------------------------
Miles Loadholt


         *                         Director                                     March 27, 2000
------------------------------
Thomas C. Lynch, Jr.


         *                         Director                                     March 27, 2000
------------------------------
H. Edward Munnerlyn


         *                         Director                                     March 27, 2000
------------------------------
George B. Park


         *                         Director                                     March 27, 2000
------------------------------
Joseph H. Patrick, Jr.


         *                         Director                                     March 27, 2000
------------------------------
William W. Riser, Jr.


         *                         Director                                     March 27, 2000
------------------------------
George D. Rodgers


         *                         Director                                     March 27, 2000
------------------------------
Charles J. Rogers


         *                         Director                                     March 27, 2000
------------------------------
Thomas E. Skelton

                                                                                March 27, 2000
         *                         Director
------------------------------
Lex D. Walters


*By: /s/ WILLIAM G. STEVENS                                                     March 27, 2000
    --------------------------
    (William G. Stevens) (As
    Attorney-in-Fact for each
    of the persons indicated)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                          COMMUNITY CAPITAL CORPORATION



Report of Independent Accountants............................................F-2

Consolidated Balance Sheets at December 31, 1999 and 1998....................F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997...........................................F-4

Consolidated Statements of Changes in Shareholders' Equity and
  Comprehensive Income for the Years ended December 31, 1999,
  1998 and 1997..............................................................F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997...........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
Community Capital Corporation
Greenwood, South Carolina


We have audited the accompanying consolidated balance sheets of Community Capital Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Capital Corporation and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ TOURVILLE, SIMPSON & CASKEY, L.L.P.

Tourville, Simpson & Caskey, L.L.P.
Columbia, South Carolina
February 10, 2000

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

ASSETS                                                                                  December 31,
                                                                                --------------------------
                                                                                   1999            1998
                                                                                ---------       ---------
Cash and cash equivalents:
  Cash and due from banks                                                       $   8,224       $   8,354
  Interest-bearing deposit accounts                                                   488             693
  Federal funds sold                                                                   10           1,280
                                                                                ---------       ---------
        Total cash and cash equivalents                                             8,722          10,327
                                                                                ---------       ---------

Securities:
  Available for sale                                                              103,371         115,222
  Held to maturity (market value at December 31, 1999
    and 1998 was $620 and $650, respectively)                                         620             650
  Nonmarketable equity securities                                                   4,935           4,823
                                                                                ---------       ---------
        Total securities                                                          108,926         120,695
                                                                                ---------       ---------

Loans receivable                                                                  219,054         172,545
  Less allowance for loan losses                                                   (2,557)         (2,399)
                                                                                ---------       ---------
    Loans, net                                                                    216,497         170,146
                                                                                ---------       ---------

Premises and equipment, net                                                        12,532           8,907
Accrued interest receivable                                                         2,800           2,553
Intangible assets                                                                   5,020           5,557
Cash surrender value of life insurance                                              1,302           1,025
Other assets                                                                        3,869           1,821
                                                                                ---------       ---------

        Total assets                                                            $ 359,668       $ 321,031
                                                                                =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Non-interest bearing                                                          $  27,422       $  23,491
  Interest bearing                                                                229,825         236,629
                                                                                ---------       ---------
        Total deposits                                                            257,247         260,120

Federal funds purchased and securities sold under agreements to repurchase         46,493          11,802
Advances from the Federal Home Loan Bank                                           20,729           9,434
Long-term debt                                                                      1,575           2,925
Accrued interest payable                                                            1,298           1,661
Other liabilities                                                                   1,108           1,659
                                                                                ---------       ---------
        Total liabilities                                                         328,450         287,601
                                                                                ---------       ---------

Commitments and contingencies (Notes 4, 12 & 16)

SHAREHOLDERS' EQUITY:
Common stock, $1 par value; 10,000,000 shares authorized; 3,122,811 and
  3,092,268 shares issued and outstanding at
  December 31, 1999 and 1998, respectively                                          3,123           3,092
Capital surplus                                                                    29,846          29,598
Accumulated other comprehensive income (loss)                                      (2,802)            732
Retained earnings                                                                   1,336               8
Treasury stock, at cost (1999 - 30,405 shares)                                       (285)           --
                                                                                ---------       ---------
        Total shareholders' equity                                                 31,218          33,430
                                                                                ---------       ---------

        Total liabilities and shareholders' equity                              $ 359,668       $ 321,031
                                                                                =========       =========

         The accompanying notes are an integral part of the consolidated financial statements.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except for per share data)

                                                                   Year ended December 31,
                                                             ------------------------------------
                                                               1999          1998          1997
                                                             --------      --------      --------
INTEREST INCOME:
  Loans, including fees                                      $ 16,613      $ 14,942      $ 10,604
  Securities, taxable                                           5,037         4,798         3,026
  Securities, nontaxable                                        1,220           751           441
  Dividends                                                       295           216           133
  Federal funds sold and other                                     34           336           239
                                                             --------      --------      --------
       Total interest income                                   23,199        21,043        14,443
                                                             --------      --------      --------

INTEREST EXPENSE:
  Deposits                                                      9,702        10,128         6,325
  Advances from the Federal Home Loan Bank                        865           760           529
  Federal funds purchased and securities sold under
    agreements to repurchase                                    1,169           227           318
  Long term debt                                                  114            83          --
                                                             --------      --------      --------
        Total interest expense                                 11,850        11,198         7,172
                                                             --------      --------      --------

NET INTEREST INCOME                                            11,349         9,845         7,271
Loan loss provision                                             1,037         1,836           608
                                                             --------      --------      --------
NET INTEREST INCOME AFTER LOAN LOSS PROVISION                  10,312         8,009         6,663
                                                             --------      --------      --------

OTHER INCOME:
  Service charges on deposit accounts                           1,513         1,260           842
  Gain (loss) on sales of securities available for sale           175           220            (1)
  Residential mortgage origination fees                           672           613           271
  Commissions from sales of mutual funds                           54           104            54
  Income from fiduciary activities                                 98           133            37
  Other income                                                    668           687           368
                                                             --------      --------      --------
        Total other income                                      3,180         3,017         1,571
                                                             --------      --------      --------

OTHER EXPENSE:
  Salaries and employee benefits                                5,690         4,688         3,329
  Net occupancy expense                                           819
                                                                                703           479
  Amortization of intangible assets                               537           443           246
  Furniture and equipment expense                               1,385         1,129           771
  Other operating expense                                       3,583         3,265         2,423
                                                             --------      --------      --------
        Total other expense                                    12,014        10,228         7,248
                                                             --------      --------      --------

INCOME BEFORE INCOME TAXES                                      1,478           798           986

Income tax provision                                              150            34           220
                                                             --------      --------      --------

NET INCOME                                                   $  1,328      $    764      $    766
                                                             ========      ========      ========


BASIC EARNINGS PER SHARE                                     $   0.43      $   0.25      $   0.27

DILUTED EARNINGS PER SHARE                                       0.43          0.24          0.26

         The accompanying notes are an integral part of the consolidated financial statements.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                    Accumulated
                                     Common Stock                      Other
                              ----------------------     Capital   Comprehensive    Retained                   Treasury
                               Shares        Amount      Surplus       Income       Earnings      Stock          Total
                              ---------    ---------    ---------    ---------     ---------     ---------     ---------
DECEMBER 31, 1996             1,219,109    $   1,219    $  12,004    $      35     $     298     $    --       $  13,556

Net income                         --           --           --           --             766          --             766
Other comprehensive
  income, net of tax               --           --           --            432          --            --             432
                                                                                                               ---------
  Comprehensive income             --           --           --           --            --            --           1,198
                                                                                                               ---------

Net proceeds of stock
   offering                   1,665,000        1,665       15,281         --            --            --          16,946
Sales of stock to ESOP           14,519           14          166         --            --            --             180
Stock options exercised           6,675            7           41         --            --            --              48
                              ---------    ---------    ---------    ---------     ---------     ---------     ---------

DECEMBER 31, 1997             2,905,303        2,905       27,492          467         1,064          --          31,928

Net income                         --           --           --           --             764          --             764
Other comprehensive
  income, net of tax               --           --           --            265          --            --             265
                                                                                                               ---------
  Comprehensive income             --           --           --           --            --            --           1,029
                                                                                                               ---------

Sales of stock to ESOP           18,425           18          243         --            --            --             261
Stock options exercised          21,914           22          195         --            --            --             217
5% stock dividend               146,626          147        1,668         --          (1,820)         --              (5)
                              ---------    ---------    ---------    ---------     ---------     ---------     ---------

DECEMBER 31, 1998             3,092,268        3,092       29,598          732             8          --          33,430

Net income                         --           --           --           --           1,328          --           1,328
Other comprehensive
 income, net of tax                --           --           --         (3,534)         --            --          (3,534)
                                                                                                               ---------
  Comprehensive income             --           --           --           --            --            --          (2,206)
                                                                                                               ---------

Sales of stock to ESOP           27,871           28          229         --            --            --             257
Stock options exercised           2,672            3           19         --            --            --              22
Purchase of treasury stock
  (30,405 shares)                  --           --           --           --            --            (285)         (285)
                              ---------    ---------    ---------    ---------     ---------     ---------     ---------

DECEMBER 31, 1999             3,122,811    $   3,123    $  29,846    $  (2,802)    $   1,336     $    (285)    $  31,218
                              =========    =========    =========    =========     =========     =========     =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                      Year ended December 31,
                                                                -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                               1999         1998         1997
                                                                ---------     ---------     ---------
  Net income                                                    $   1,328     $     764     $     766
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                   1,749         1,519         1,092
    Provision for loan losses                                       1,037         1,836           608
    Deferred income tax benefit                                      (234)         (324)          (93)
    Amortization less accretion on securities                         132            54            31
    Amortization of deferred loan fees and costs, net                 153           397           216
    Net (gain) loss on sale of securities available for sale         (175)         (220)            1
    Proceeds from sales of residential mortgages                   26,435        23,262         9,810
    Disbursements for residential mortgages held for sale         (27,452)      (22,155)      (10,022)
    Increase in interest receivable                                  (247)         (156)       (1,096)
    Increase (decrease) in interest payable                          (363)          (36)          431
    (Gain)loss on disposal of premises and equipment                 --              21            (6)
    Gain on sale of branch                                           --            (130)         --
    Increase in other assets                                         (475)         (299)          (87)
    (Decrease) increase in other liabilities                         (551)          521            18
                                                                ---------     ---------     ---------
     Net cash provided by operating activities                      1,337         5,054         1,669
                                                                ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in loans made to customers                         (46,524)      (23,752)      (55,759)
  Proceeds from sales of securities available for sale             28,718        36,726         3,996
  Proceeds from maturities of securities available for sale        12,969        34,866        10,588
  Purchases of securities available for sale                      (35,148)     (112,665)      (64,267)
  Proceeds from maturities of securities held to maturity              30            25          --
  Purchases of securities held to maturity                           --            --            (675)
  Proceeds from sale of nonmarketable equity securities               633          --            --
  Purchases of nonmarketable equity securities                       (745)       (1,599)       (1,025)
  Purchases of premises and equipment                              (4,632)       (1,743)       (3,030)
  Proceeds from disposals of premises and equipment                  --             814            26
  Acquisition of branches                                            --          38,423        35,761
  Net cash outflow from sale of branch                               --          (2,049)         --
                                                                ---------     ---------     ---------
     Net cash used by investing activities                        (44,699)      (30,954)      (74,385)
                                                                ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand and savings deposits                      13,335        27,664        18,372
  Net (decrease) increase in certificates of deposit              (16,208)        4,110        24,034
  Proceeds from advances from the Federal Home Loan Bank           18,800         8,049        18,100
  Repayments of advances from the Federal Home Loan Bank           (7,505)      (14,965)       (6,639)
  Proceeds from advances from long-term debt                        2,125         3,425          --
  Repayments of advances from long-term debt                       (3,475)         (500)         --
  Proceeds from issuance of common stock                             --            --          16,946
  Proceeds from exercise of stock options                              22           217            48
  Proceeds from stock sales to employee benefit plan                  257           261           180
  Net increase (decrease) in federal funds purchased and
     securities sold under repurchase agreements                   34,691          (141)        5,160
  Cash paid in lieu of fractional shares                             --              (5)         --
  Purchase of treasury stock                                         (285)         --            --
                                                                ---------     ---------     ---------
     Net cash provided by financing activities                     41,757        28,115        76,201
                                                                ---------     ---------     ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (1,605)        2,215         3,485
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       10,327         8,112         4,627
                                                                ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $   8,722     $  10,327     $   8,112
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

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of Community Capital Corporation (the "Company"), and its wholly-owned subsidiaries, Greenwood Bank & Trust (the "Greenwood Bank"), Clemson Bank & Trust (the "Clemson Bank"), Community Bank & Trust (formerly Bank of Barnwell County, the "Barnwell Bank"), TheBank (formerly The Bank of Belton, the "Belton Bank"), and Mid State Bank (formerly The Bank of Newberry County, the "Newberry Bank"), collectively referred to as the "subsidiary banks", and Community Trust Company.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including valuation allowances for impaired loans, the carrying amount of real estate acquired in connection with foreclosures or in satisfaction of loans, and the assumptions used in computing the fair value of stock options granted and the pro forma disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 123. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the subsidiary banks' allowances for losses on loans and foreclosed real estate. Such agencies may require the subsidiary banks to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

SECURITIES AVAILABLE FOR SALE - Securities available for sale by the Company are carried at amortized cost and adjusted to estimated fair value by recording the aggregate unrealized gain or loss in a valuation account. Management does not actively trade securities classified as available for sale. Reductions in fair value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis in the security. Generally, amortization of premiums and accretion of discounts are charged or credited to earnings on a straight-line basis over the life of the securities. The adjusted cost basis of securities available for sale is determined by specific identification and is used in computing the gain or loss from a sales transaction.

SECURITIES HELD TO MATURITY - Securities held to maturity are those securities which management has the intent and the Company has the ability to hold until maturity. Securities held to maturity are carried at cost and adjusted for amortization of premiums and accretion of discounts, both computed by the straight-line method. Reductions in fair value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security.

NONMARKETABLE EQUITY SECURITIES - Nonmarketable equity securities include the costs of the subsidiary banks' investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank. The stocks have no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required for state-chartered member banks. Investment in Federal Home Loan Bank stock is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to secure the borrowings. At December 31, 1999 and 1998, the investment in Federal Reserve Bank stock was $843,300 and $598,300, respectively. At December 31, 1999 and 1998, the investment in Federal Home Loan Bank stock was $1,466,500 and $2,099,110, respectively.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

The Company has invested in the stock of four unrelated financial institutions. The Company owns less than five percent of the outstanding shares of each institution, and the stocks either have no quoted market value or are not readily marketable. At December 31, 1999 and 1998, the investments in the stock of the unrelated financial institutions, at cost, was $2,125,462. The Company also invested in a financial services company in 1999 that offers internet banking. The Company's investment in the stock of this institution was $500,000 at December 31, 1999.

LOANS - Loans are recorded at their unpaid principal balance. Direct loan origination costs and loan origination fees are deferred and amortized over the lives of the loans as an adjustment to yield. Unamortized net deferred loans costs included in loans at December 31, 1999 and 1998 were $237,000 and $290,000, respectively.

Impaired loans are measured based on the present value of discounted expected cash flows. When it is determined that a loan is impaired, a direct charge to bad debt expense is made for the difference between the net present value of expected future cash flows based on the contractual rate and the Company's recorded investment in the related loan. The corresponding entry is to a related valuation account. Interest is discontinued on impaired loans when management determines that a borrower may be unable to meet payments as they become due.

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

RESIDENTIAL MORTGAGES HELD FOR SALE - The subsidiary banks' mortgage activities are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgages and selling mortgages to investors under pre-existing commitments. Funded residential mortgages held temporarily for sale to investors are recorded at cost which approximates the market value. Application and origination fees collected by the subsidiary banks are recognized as income upon sale to the investor.

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost, less accumulated depreciation. Gain or loss on retirement of premises and equipment is recognized in the statements of operations when incurred. Expenditures for maintenance and repairs are charged to expense; betterments and improvements are capitalized. Depreciation charges are computed principally on the straight-line method over the estimated useful lives as follows: building and improvements - 40 years; furniture, fixtures and equipment - 3 to 15 years.

OTHER REAL ESTATE OWNED - Other real estate owned includes real estate acquired through foreclosure and loans accounted for as in-substance foreclosures. Collateral is considered foreclosed in-substance when the borrower has little or no equity in the fair value of the collateral, proceeds for repayment of the debt can be expected to come only from the sale of the collateral and it is doubtful that the borrower can rebuild equity or otherwise repay the loan in the foreseeable future. Other real estate owned is carried at the lower of cost (principal balance at the date of foreclosure) or fair value minus estimated costs to sell. Any write-downs at the date of acquisition are charged to the allowance for possible loan losses. Expenses to maintain such assets, subsequent changes in the valuation allowance, and gains and losses on disposal are included in other expenses.

INTANGIBLE ASSETS - Intangible assets consist of goodwill and core deposit premiums resulting from the Company's acquisitions. The core deposit premiums are being amortized over fifteen years using the straight-line method, and goodwill is being amortized over five years using the straight-line method.

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

CASH FLOW INFORMATION - For purposes of reporting cash flows, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from depository institutions, interest-bearing deposit accounts and federal funds sold. Generally, federal funds are sold for one-day periods.

The following summarizes supplemental cash flow information for 1999, 1998, and 1997:

                                                                   1999         1998        1997
                                                                 ----------------------------------
                                                                       (Dollars in thousands)
Cash paid for interest                                           $ 12,213     $ 10,888    $  6,775
Cash paid for income taxes                                            434          281         341

Supplemental noncash investing and financing activities:
  Foreclosures on loans                                              --           --           262
  Transfer from retained earnings to common stock and capital
    surplus to record stock dividends                                --          1,815        --
  Change in unrealized gain or loss on securities available
    for sale, net of tax                                           (3,534)         265         432

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS - In the ordinary course of business, the subsidiary banks have entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of loans receivable, securities, federal funds sold and amounts due from banks. Management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions. Although the Company's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on business and economic conditions in each subsidiary bank's local community. Management does not believe credit risk is associated with obligations of the United States, its agencies or its corporations. The Company places its deposits and correspondent accounts with and sells its federal funds to high credit quality institutions. By policy, time deposits are limited to amounts insured by the FDIC. Management believes credit risk associated with correspondent accounts is not significant.

PER-SHARE DATA - Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding for the period excluding the effects of any dilutive potential common shares. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under the Company's stock option plan is reflected in diluted earnings per share by the application of the treasury stock method.

Share and per-share data have been restated to reflect the 5% stock dividends issued in September 1998.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

COMPREHENSIVE INCOME - The Company adopted SFAS 130, REPORTING COMPREHENSIVE INCOME, as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS 130 had no effect on the Company's net income or stockholders' equity.

The components of other comprehensive income and related tax effects are as follows:

                                               Year ended December 31,
                                          -------------------------------
                                            1999        1998        1997
                                          -------     -------     -------
                                              (Dollars in thousands)
Unrealized holding gains (losses) on
   available-for-sale securities          $(5,530)    $   622     $   649
Reclassification adjustment for losses
   (gains) realized in income                (175)       (220)          1
                                          -------     -------     -------

Net unrealized gains (losses)              (5,355)        402         650

Tax effect                                  1,821        (137)       (218)
                                          -------     -------     -------

Net-of-tax amount                         $(3,534)    $   265     $   432
                                          =======     =======     =======

COMMON STOCK OWNED BY THE EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) - ESOP purchases and redemptions of the Company's common stock are at estimated fair value. Dividends on ESOP shares are charged to retained earnings. All shares held by the ESOP are treated as outstanding for purposes of computing earnings per share.

RECLASSIFICATIONS - Certain captions and amounts in the 1998 and 1997 consolidated financial statements were reclassified to conform with the 1999 presentation.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS - A sale is recognized when the Company relinquishes control over a financial asset and is compensated for such asset. The difference between the net proceeds received and the carrying amount of the financial asset being sold or securitized is recognized as a gain or loss on the sale.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS:

The subsidiary banks are required to maintain average reserve balances computed as a percentage of deposits. At December 31, 1999, the required cash reserves were satisfied by vault cash on hand and amounts due from correspondent banks.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES:

Securities available for sale at December 31, 1999 and 1998 consisted of the following:


                                                                         Gross       Gross     Estimated
                                                            Amortized  Unrealized  Unrealized     Fair
                                                              Cost       Gains       Losses      Value
                                                           --------    --------    --------    --------
DECEMBER 31, 1999                                                     (Dollars in thousands)
U.S. Treasury securities                                   $    599    $      2    $   --      $    601
Securities of other U.S. Government
  agencies and corporations                                  51,421        --         1,657      49,764
Obligations of states and local governments                  26,084          84       1,463      24,705
Mortgage-backed securities                                   29,513        --         1,212      28,301
                                                           --------    --------    --------    --------

       Total securities available for sale                 $107,617    $     86    $  4,332    $103,371
                                                           ========    ========    ========    ========
DECEMBER 31, 1998
U.S. Treasury securities                                   $    597    $     17    $   --      $    614
Securities of other U.S. Government
  agencies and corporations                                  64,517         393           5      64,905
Obligations of states and local governments                  20,006         643          24      20,625
Mortgage-backed securities                                   28,993         135          50      29,078
                                                           --------    --------    --------    --------

       Total securities available for sale                 $114,113    $  1,188    $     79    $115,222
                                                           ========    ========    ========    ========

Securities held to maturity as of December 31, 1999 and 1998 consisted of the following:

                                                                         Gross       Gross     Estimated
                                                            Amortized  Unrealized  Unrealized     Fair
                                                              Cost       Gains       Losses      Value
                                                           --------    --------    --------    --------
DECEMBER 31, 1999                                                     (Dollars in thousands)

Obligations of states and local governments                $    620    $   --      $   --      $    620
                                                           ========    ========    ========    ========

DECEMBER 31, 1998
Obligations of states and local governments                $    650    $   --      $   --      $    650
                                                           ========    ========    ========    ========

The following table summarizes the maturities of securities available for sale and held to maturity as of December 31, 1999, based on the contractual maturities. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

                                                                Securities             Securities
                                                            Available for Sale       Held to Maturity
                                                           --------------------   ---------------------
                                                           Amortized  Estimated   Amortized   Estimated
                                                             Cost     Fair Value     Cost    Fair Value
                                                           --------    --------    --------    --------
                                                                      (Dollars in thousands)
Due in one year or less                                    $    599    $    601    $   --      $   --
Due after one year but within five years                     39,937      38,840        --          --
Due after five years but within ten years                    15,080      14,613        --          --
Due after ten years                                          22,488      21,016         620         620
Mortgage-backed securities                                   29,513      28,301        --          --
                                                           --------    --------    --------    --------

       Total                                               $107,617    $103,371    $    620    $    620
                                                           ========    ========    ========    ========

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT SECURITIES: (CONTINUED)

Proceeds from sales of securities available for sale during 1999, 1998 and 1997 were $28,718,000, $36,726,000 and $3,996,000, respectively, resulting in gross realized gains of $176,000, $220,000 and $0 along with gross realized losses of $1,000, $0 and $1,000, respectively. There were no sales of securities held to maturity in 1999, 1998 or 1997.

At December 31, 1999 and 1998, securities having an amortized cost of approximately $64,635,709 and $26,216,000, respectively, and an estimated market value of $62,292,086 and $26,589,000, respectively, were pledged as collateral for short-term borrowings and advances from the Federal Home Loan Bank (see Note
9), to secure public and trust deposits, and for other purposes as required and permitted by law.

NOTE 4 - LOANS RECEIVABLE:

Loans receivable at December 31, 1999 and 1998, are summarized as follows:

                                                   1999        1998
                                                 --------    --------
                                                 (Dollars in thousands)
Commercial and agricultural                      $ 29,740    $ 28,991
Real estate                                       135,957      95,033
Home equity                                        17,218      17,284
Consumer - installment                             30,084      27,753
Consumer - credit card and checking                 2,172       2,031
Residential mortgages held for sale and other       3,883       1,453
                                                 --------    --------

       Total loans                               $219,054    $172,545
                                                 ========    ========

At December 31, 1999, 1998 and 1997, the subsidiary banks had sold participations in loans aggregating $14,819,000, $11,467,000, and $9,528,000, respectively, to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The subsidiary banks accept residential mortgage loan applications and fund loans of qualified borrowers (see Note 1). Funded loans are sold without recourse to investors at face value under the terms of pre-existing commitments. The subsidiary banks do not sell residential mortgages having market or interest rate risk. The subsidiary banks do not service residential mortgage loans for the benefit of others.

At December 31, 1999 and 1998, the subsidiary banks had pledged approximately $4,718,000 and $2,868,000, respectively, of loans on residential real estate as collateral for advances from the Federal Home Loan Bank (see Note 9).

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

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected. At December 31, 1999 and 1998, management reviewed its problem loan watch list and determined that no impairment on loans existed that would have a material effect on the Company's consolidated financial statements. At December 31, 1999 and 1998, the Company had nonaccrual loans of approximately $1,223,000 and $1,348,000, respectively, for which impairment had not been recognized.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS RECEIVABLE: (CONTINUED)

An analysis of the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997, is as follows:

                                      1999        1998       1997
                                    -------     -------     -------
                                       (Dollars in thousands)

Balance, beginning of year          $ 2,399     $ 1,531     $   837
Provision for loan losses             1,037       1,836         608
Loans charged off                    (1,042)     (1,063)       (169)
Recoveries                              163          57        --
Reserves related to acquisitions       --            38         255
                                    -------     -------     -------

Balance, end of year                $ 2,557     $ 2,399     $ 1,531
                                    =======     =======     =======

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments are commitments to extend credit, commitments under credit card arrangements and letters of credit and have elements of risk in excess of the amount recognized in the balance sheet. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee a customer's performance to a third party and have essentially the same credit risk as other lending facilities. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.

At December 31, 1999 and 1998, the Company had unfunded commitments, including standby letters of credit, of $44,658,000 and $29,138,000, of which $16,421,000 and $11,027,000, respectively, were unsecured. At December 31, 1999, the Company was not committed to lend additional funds to borrowers having loans in nonaccrual status.

NOTE 5- PREMISES AND EQUIPMENT:

Premises and equipment at December 31, 1999 and 1998, consisted of the following:

                                          1999       1998
                                        -------    -------
                                      (Dollars in thousands)
Land                                    $ 1,963    $ 1,394
Buildings and leasehold improvements      8,458      5,559
Furniture and equipment                   5,739      4,575
                                        -------    -------
       Total                             16,160     11,528
Less, accumulated depreciation            3,628      2,621
                                        -------    -------

       Net premises and equipment       $12,532    $ 8,907
                                        =======    =======

During 1999 and 1998, the Company capitalized approximately $62,000 and $2,000, respectively, of interest on the construction of buildings.

NOTE 6 - INTANGIBLE ASSETS:

Intangible assets, net of accumulated amortization, at December 31, 1999 and 1998 are summarized as follows:

                                       1999      1998
                                      ------    ------
                                   (Dollars in thousands)
Core deposit premium                  $4,615    $4,973
Goodwill                                 405       584
                                      ------    ------

                                      $5,020    $5,557
                                      ======    ======

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEPOSITS:

The following is a summary of deposit accounts as of December 31, 1999 and 1998:

                                                     1999         1998
                                                   --------    --------
                                                  (Dollars in thousands)
Non-interest bearing demand deposits               $ 27,422    $ 23,491
Interest bearing demand deposits                     45,560      45,854
Money market accounts                                38,419      30,161
Savings accounts                                     26,642      25,202
Certificates of deposit and other time deposits     119,204     135,412
                                                   --------    --------

       Total deposits                              $257,247    $260,120
                                                   ========    ========

At December 31, 1999 and 1998, certificates of deposit of $100,000 or more totaled approximately $27,533,000 and $30,921,000, respectively. Interest expense on these deposits was approximately $1,428,000, $1,636,000 and $1,093,000 in 1999, 1998 and 1997, respectively.

Scheduled maturities of certificates of deposit and other time deposits as of December 31, 1999 were as follows:

                  Maturing in                         Amount
                  -----------                         ------
                                                (Dollars in thousands)
                     2000                             $107,393
                     2001                                6,643
                     2002                                4,167
                     2003                                  737
                     2004                                  264
                                                      --------

                         Total                        $119,204
                                                      ========

NOTE 8 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

The Company has securities sold under agreements to repurchase which generally mature within one day. At December 31, 1999 the securities sold under agreements to repurchase totaled $37,286,294. At December 31, 1999, the amortized cost and estimated fair value of securities pledged to collateralize the repurchase agreements were $39,638,766 and $38,328,027, respectively. The securities underlying the agreements are held by a third-party custodian.

NOTE 9 - ADVANCES FROM THE FEDERAL HOME LOAN BANK:

Advances from the Federal Home Loan Bank consisted of the following at December 31, 1999:

Description                                Interest Rate  Balance
-----------                                ------------- ---------
                                            (Dollars in thousands)
Adjustable rate advances maturing:
  March 23, 2000                                5.95%     $   800
Fixed rate advances maturing:
  June 2, 2000                                  5.64%       7,000
  September 25, 2000                            6.38%         600
  January 30, 2001                              5.85%       1,000
Convertible advances maturing:
  September 22, 2003                            4.70%       3,000
  March 26, 2008                                5.51%       1,500
  September 30, 2009                            5.07%       3,800
  September 30, 2009                            5.07%       2,000
Principal Reducing Credit maturing:
  February 3, 2003                              5.97%         104
  February 2, 2009                              4.95%         925
                                                          -------
       Total                                              $20,729
                                                          =======

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - ADVANCES FROM THE FEDERAL HOME LOAN BANK: (CONTINUED)

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:
                                      (Dollars in thousands)
  2000                                      $  8,400
  2001                                         1,000
  2002                                             -
  2003                                         3,104
  2004                                             -
  After five years                             8,225
                                            --------
       Total                                $ 20,729
                                            ========

As collateral, the Company has pledged first mortgage loans on one to four family residential loans aggregating $4,718,000 (see Note 4) and debt securities aggregating $8,247,416 (see Note 3) at December 31, 1999. In addition, the Company's Federal Home Loan Bank stock is pledged to secure the borrowings. Certain advances are subject to prepayment penalties.

NOTE 10 - LONG-TERM DEBT:

During 1998, the Company borrowed funds from an unrelated financial institution to use for capital infusions into the Belton Bank in order to maintain minimum capital requirements due to an increase in the asset base resulting from the purchase of two branch offices of Carolina First Bank. The Company can borrow up to $5,000,000 under the terms of the agreement. The promissory note is collateralized by the stock of the subsidiary banks and bears interest at a simple interest rate per annum equal to the one month London Interbank Offered Rate plus 200 basis points. Interest is payable on a quarterly basis, commencing December 31, 1998. Principal payments are due in ten equal installments, beginning on the third anniversary of the note, with the final balance due on December 21, 2010.

On February 10, 1999, the Company borrowed $500,000 from an unrelated financial institution to fund the construction of branch offices and for other general corporate purposes. The note bears interest at a variable rate of .75% below the prime rate. Interest is payable monthly and the principal balance is due on February 10, 2000. This debt is unsecured.

Scheduled principal reductions of the long-term debt are as follows:

                                                       Amount
                                                       ------
                                               (Dollars in thousands)
                     2000                              $  500
                     2001                                   -
                     2002                                 158
                     2003                                 158
                     2004                                 158
                     After five years                     601
                                                       ------
                                                       $1,575
                                                       ======

The loan agreement for the line of credit contains certain covenants relating to equity and capital ratios of the subsidiary banks. The Company was in substantial compliance with all covenants at December 31, 1999.

NOTE 11 - SHAREHOLDERS' EQUITY:

On November 24, 1999, the Company approved a stock repurchase plan whereby the Company could repurchase up to 5% of its outstanding shares of common stock at a maximum price of $10.00 per share. As of December 31, 1999, the Company had purchased 30,405 shares at a cost of $285,000.

The Company declared a 5% stock dividends for shareholders of record on September 30, 1998. Amounts equal to the estimated fair market value of the additional shares issued have been charged to retained earnings and credited to common stock and capital surplus. Dividends representing fractional shares were paid in cash.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SHAREHOLDERS' EQUITY: (CONTINUED)

The Company sold 27,871 and 18,425 shares of its common stock to its employee stock ownership plan throughout 1999 and 1998, respectively, based on the quoted market price at the time of sale.

At December 31, 1999 and 1998, the Company had authorized 2,000,000 shares of a special class of stock, par value $1.00 per share, the rights and preferences of which were to be designated as the Board of Directors should determine. At December 31, 1999 and 1998, no shares of the undesignated stock had been issued or were outstanding.

NOTE 12 - LEASES:

The Company leases part of a building and land as a branch banking location from a director. The operating lease has an initial ten-year term which expires July 31, 2006 and is renewable, at the Company's option, for four five-year terms at an increased monthly rental. The lease requires monthly payments of $3,500 with an increase to $3,850 per month during the last five years of the initial lease term.

Rent expense under this operating lease agreement was $42,000 for each of the years ended December 31, 1999, 1998, and 1997, respectively. Future obligations over the primary terms of the remaining long-term lease as of December 31, 1999 are as follows:

                                                                 Amount
                                                                 ------
                                                        (Dollars in thousands)
                  2000                                             $ 42
                  2001                                               44
                  2002                                               46
                  2003                                               46
                  2004                                               46
                  After five years                                   74
                                                                   ----

                  Total                                            $298
                                                                   ====

The Company entered into a lease agreement for certain data processing equipment. The rental term is for sixty-four months and provides for the lessee to pay certain maintenance costs.

Assets recorded under capital leases and included in premises and equipment were as follows at December 31, 1999:


                                                                Amount
                                                                ------
                                                         (Dollars in thousands)
                  Equipment                                       $555
                  Less, accumulated amortization                    69
                                                                  ----

                  Net assets under capital leases                 $486
                                                                  ====

The present value of future minimum capital lease payments was as follows at December 31, 1999:

                                                                  Amount
                                                                  ------
                                                         (Dollars in thousands)
                  2000                                            $ 150
                  2001                                              150
                  2002                                              150
                  2003                                              150
                                                                  -----
                     Total payments                                 600
                                                                  -----
                  Less, amount representing interest                 66
                  Less, amount representing maintenance             115
                                                                  -----

                     Total obligation                             $ 419
                                                                  =====

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS:

The Company and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of the Company's and the subsidiary banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the subsidiary banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum ratios (set forth in the table below) of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the Company and the subsidiary banks consists of common shareholders' equity, excluding the unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital.

The Company and the subsidiary banks are also required to maintain capital at a minimum level based on average assets (as defined), which is known as the leverage ratio. Only the strongest institutions are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of the most recent regulatory examination, the subsidiary banks were deemed well-capitalized under the regulatory framework for prompt corrective action. To be categorized well capitalized, the subsidiary banks must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the subsidiary banks' categories.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS: (CONTINUED)

The following tables summarize the capital ratios and the regulatory minimum requirements of the Company and the Banks at December 31, 1999 and 1998.

                                                                                                               To Be Well

                                                                                                              Capitalized Under

                                                                  For Capital                                 Prompt Corrective

                                                       Actual                            Adequacy Purposes
                                                  ------------------      ------------------------------------------
(Dollars in thousands)                            Amount      Ratio        Amount      Ratio      Amount       Ratio
                                                 --------    -------      ---------   -------    ---------    ------
DECEMBER 31, 1999
  THE COMPANY
    Total capital (to risk weighted assets)       $31,557      12.90%      $19,572      8.00%    $   N/A          -  %
    Tier 1 capital (to risk weighted assets)       29,000      11.85         9,786      4.00         N/A          -
    Tier 1 capital (to average assets)             29,000       8.37        13,866      4.00         N/A          -

  THE GREENWOOD BANK
    Total capital (to risk weighted assets)        10,408      10.15         8,201      8.00      10,251         10.00
    Tier 1 capital (to risk weighted assets)        9,535       9.30         4,101      4.00       6,151          6.00
    Tier 1 capital (to average assets)              9,535       7.29         5,235      4.00       6,544          5.00

  THE CLEMSON BANK
    Total capital (to risk weighted assets)         4,244      12.84         2,644      8.00       3,305         10.00
    Tier 1 capital (to risk weighted assets)        3,881      11.74         1,322      4.00       1,983          6.00
    Tier 1 capital (to average assets)              3,881       8.32         1,866      4.00       2,333          5.00

  THE BARNWELL BANK
    Total capital (to risk weighted assets)         6,338      13.96         3,632      8.00       4,541         10.00
    Tier 1 capital (to risk weighted assets)        5,825      12.83         1,816      4.00       2,724          6.00
    Tier 1 capital (to average assets)              5,825       8.23         2,831      4.00       3,538          5.00

  THE BELTON BANK
    Total capital (to risk weighted assets)         6,569      16.65         3,156      8.00       3,946         10.00
    Tier 1 capital (to risk weighted assets)        6,149      15.58         1,578      4.00       2,367          6.00
    Tier 1 capital (to average assets)              6,149       9.02         2,728      4.00       3,410          5.00

  THE NEWBERRY BANK
    Total capital (to risk weighted assets)         3,208      13.79         1,861      8.00       2,326         10.00
    Tier 1 capital (to risk weighted assets)        2,985      12.83           930      4.00       1,396          6.00
    Tier 1 capital (to average assets)              2,985       9.14         1,306      4.00       1,633          5.00

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS: (CONTINUED)




                                                                                                                To Be Well
                                                                        For Capital                             Capitalized Under
                                                                                                                Prompt Corrective
                                                        Actual                           Adequacy Purposes      Action Provisions
                                                  -------------------      ----------------------------------------------

---------------------------------------------------------------------
(Dollars in thousands)                             Amount      Ratio        Amount      Ratio        Amount       Ratio
                                                  --------    -------      ---------   -------      --------      ------
DECEMBER 31, 1998
  THE COMPANY
    Total capital (to risk weighted assets)       $29,541      15.00%      $ 15,757      8.00%       $   N/A          -  %
    Tier 1 capital (to risk weighted assets)       27,142      13.78          7,879      4.00            N/A          -
    Tier 1 capital (to average assets)             27,142       8.89         12,208      4.00            N/A          -

  THE GREENWOOD BANK
    Total capital (to risk weighted assets)        10,481      11.84          7,081      8.00          8,852         10.00
    Tier 1 capital (to risk weighted assets)        9,529      10.77          3,541      4.00          5,311          6.00
    Tier 1 capital (to average assets)              9,529       8.47          4,498      4.00          5,623          5.00

  THE CLEMSON BANK
    Total capital (to risk weighted assets)         4,427      16.71          2,119      8.00          2,648         10.00
    Tier 1 capital (to risk weighted assets)        4,122      15.56          1,059      4.00          1,589          6.00
    Tier 1 capital (to average assets)              4,122      10.74          1,535      4.00          1,919          5.00

  THE BARNWELL BANK
    Total capital (to risk weighted assets)         6,338      14.14          3,587      8.00          4,483         10.00
    Tier 1 capital (to risk weighted assets)        5,746      12.82          1,793      4.00          2,690          6.00
    Tier 1 capital (to average assets)              5,746       7.87          2,921      4.00          3,652          5.00

  THE BELTON BANK
    Total capital (to risk weighted assets)         5,988      22.29          2,061      8.00          2,576         10.00
    Tier 1 capital (to risk weighted assets)        5,743      23.25          1,030      4.00          1,546          6.00
    Tier 1 capital (to average assets)              5,743       9.12          2,519      4.00          3,149          5.00

  THE NEWBERRY BANK
    Total capital (to risk weighted assets)         3,019      24.08          1,003      8.00          1,254         10.00
    Tier 1 capital (to risk weighted assets)        2,887      23.03            502      4.00            752          6.00
    Tier 1 capital (to average assets)              2,887      11.25          1,026      4.00          1,283          5.00

NOTE 14 - STOCK COMPENSATION PLANS:

On May 27, 1998, the Company terminated its Employee Incentive Stock Option Plan (the "1988 Plan") and its Incentive and Nonstatutory Stock Option Plan (the "Stock Plan"). These Plans were replaced by the 1997 Stock Incentive Plan effective January 1, 1998. Outstanding options issued under the former Plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At December 31, 1999, there were 476,258 options outstanding that had been issued under the terminated Plans.

The 1997 Stock Incentive Plan provides for the granting of statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as nonstatutory stock options, stock appreciation rights, or restricted stock of up to 600,000 shares (as amended January 27, 1999), adjusted for stock dividends of the Company's common stock, to officers, employees, and directors of and consultants for the Company. The Board voted to amend the number of shares available for grant from 2,000,000 to 600,000 in January 1999. Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan the Company's Board of Directors has sole discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock options may not be less than the fair market value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 50% of the fair market value of a share on the effective date of grant. Any options that expire unexercised or are canceled become available for issuance. No awards may be made after January 27, 2008.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCK COMPENSATION PLANS: (CONTINUED)

On May 26, 1999, the Company granted 143,450 options pursuant to the terms of the Company's 1997 Stock Incentive Plan. The options are exercisable one year from the date of grant at a price of $10.38 per share and expire May 26, 2004. As of December 31, 1999, there were 341,119 options available for issuance under this Plan.

As discussed in Note 1, the Company continues to apply APB Opinion 25 and related Interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for any options issued by the Company. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 1999            1998           1997
                                                 ----            ----           ----
                                          (Dollars in thousands, except for per share data)
Net Income:
    As reported                               $   1,328      $     764      $     766
    Pro forma                                       704            267            187

Basic earnings per share:
    As reported                               $    0.43      $    0.25      $    0.27
    Pro forma                                      0.23           0.09           0.07

Diluted earnings per share:
    As reported                               $    0.43      $    0.24      $    0.26
    Pro forma                                      0.23           0.08           0.07

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 0 percent for all years; expected volatility of 23, 24, and 22 percent; risk-free interest rates of 5.56, 5.52 and
6.55 percent; and expected lives of 5.0, 5.0 and 5.6 years.

The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1999, 1998 and 1997 is $3.36, $5.41, and $4.05, respectively.

A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                        1999                       1998                     1997
                                   Weighted-Average           Weighted-Average         Weighted-Average
                               Shares   Exercise Price     Shares   Exercise Price  Shares   Exercise Price
                               ------   --------------     ------   --------------  ------   --------------
Outstanding at
  beginning of year            644,816      $10.92         546,528      $ 9.67      478,535      $ 9.26
Granted                        143,450       10.38         139,230       15.83       77,963       11.90
Exercised                       (2,672)       8.23         (23,010)       9.42       (7,009)       6.76
Canceled                       (50,455)      11.52         (17,932)      12.60       (2,961)      10.19
                              --------                   ---------                 --------
Outstanding at
  end of year                  735,139       10.78         644,816       10.92      546,528        9.67
                              ========                     =======                  =======

Options exercisable at December 31, 1999, 1998 and 1997 were 599,264, 509,734 and 469,614, respectively.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCK COMPENSATION PLANS: (CONTINUED)

The following table summarizes information about the stock options outstanding under the Company's plan at December 31, 1999:

                                                            Weighted Average
                                                        ------------------------
                                         Options         Remaining     Exercise
Range of Exercise Prices               Outstanding         Life          Price
------------------------               -----------      -----------    ---------
EXERCISABLE:
$ 8.23                                    268,386        3.97 years      $ 8.23
  10.15 to 10.48                           70,741        5.94             10.42
  11.79 to 11.90                          137,130        1.89             11.84
  15.83                                   123,007        3.48             15.83
                                          -------
            Total exercisable             599,264        3.63             10.87

NOT EXERCISABLE:
  10.38                                   135,875        4.41             10.38
                                          -------

            Total outstanding             735,139        3.77             10.78
                                          =======


NOTE 15 - RELATED PARTY TRANSACTIONS:

Certain parties (primarily directors, executive officers, principal shareholders and their associates) were loan customers and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than normal risk of collectibility. Total loans and commitments outstanding to related parties at December 31, 1999 and 1998, were $17,875,000 and $15,676,000, respectively. During 1999, $8,252,000 of new loans were made to related parties and repayments totaled $6,053,000.

During 1999, the Company paid $42,000 to a director under an operating lease. In 1998 and 1997, the Company paid $35,000, and $50,000, respectively, to two directors under operating leases. (see Note 12).

The Company purchases various types of insurance from agencies that belong to several directors. Amounts paid for insurance premiums were $63,000, $61,000 and $39,000 in 1999, 1998 and 1997, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENCIES:

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

NOTE 17 - RESTRICTION ON SUBSIDIARY DIVIDENDS:

The ability of the Company to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from its subsidiaries. However, certain restrictions exist regarding the ability of the Banks to transfer funds in the form of cash dividends, loans or advances to the Company. Dividends are payable only from the retained earnings of the Banks. Generally, the Commissioner of Banking does not allow dividends to be paid by new banks until earnings have been sufficient to recoup start up losses or if retained earnings have a deficit balance. Accordingly, several subsidiary banks can not pay dividends in the near future.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - EARNINGS PER SHARE:

Net income per share - basic is computed by dividing net income by the weighted average number of common shares outstanding. Net income per share - diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options. Unallocated common shares held by the Employee Stock Ownership Plan are excluded from the weighted average number of common shares outstanding.

                                                       For the Year Ended December 31,
                                                  -----------------------------------------
                                                     1999           1998           1997
                                                  ----------      ----------      ----------
NET INCOME PER SHARE - BASIC COMPUTATION:          (Dollars in thousands, except share data)

Net income available to common shareholders       $    1,328      $      764      $      766
                                                  ==========      ==========      ==========

Average common shares outstanding - basic          3,109,152       3,078,083       2,807,902
                                                  ==========      ==========      ==========

Net income per share - basic                      $     0.43      $     0.25      $     0.27
                                                  ==========      ==========      ==========

NET INCOME PER SHARE - DILUTED COMPUTATION:

Net income available to common shareholders       $    1,328      $      764      $      766
                                                  ==========      ==========      ==========

Average common shares outstanding - basic          3,109,152       3,078,083       2,807,902

Incremental shares from assumed conversions:
  Stock options                                       34,670         172,121         110,560
  Unallocated ESOP shares                               --              --              --
                                                  ----------      ----------      ----------

Average common shares outstanding - diluted        3,143,822       3,250,204       2,918,462
                                                  ==========      ==========      ==========

Net income per share - diluted                    $     0.43      $     0.24      $     0.26
                                                  ==========      ==========      ==========

The above computation of diluted earnings per share does not include the following options that were outstanding at year-end since their exercise price was greater than the average market price of the common shares:

                                                                             December 31
                                                                  ---------------------------------
                                                                    1999         1998        1997
                                                                  ---------    ---------    -------
Number of options                                                  466,745      135,081         --

Weighted average of these options outstanding during the year      409,146       71,456         --

Weighted average exercise price                                    $ 12.59      $ 15.84      $  --

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - INCOME TAXES:

Income tax expense for the years ended December 31, 1999, 1998 and 1997 consisted of the following:

                                                   1999         1998           1997
                                                 --------     --------       -------
Currently payable:                                       (Dollars in thousands)
  Federal                                        $   302       $   271       $   279
  State                                               82            87            34
                                                 -------       -------       -------
                                                     384           358           313
                                                 -------       -------       -------
Change in deferred income taxes:
  Federal                                         (1,816)         (107)          123
  State                                             (239)          (80)            2
                                                 -------       -------       -------
                                                  (2,055)         (187)          125
                                                 -------       -------       -------
      Income tax expense                         $(1,671)      $   171       $   438
                                                 =======       =======       =======

Income tax expense is allocated as follows:
  To continuing operations                       $   150       $    34       $   220
  To shareholders' equity                         (1,821)          137           218
                                                 -------       -------       -------
                                                 $(1,671)      $   171       $   438
                                                 =======       =======       =======

The gross amounts of deferred tax assets and deferred tax liabilities as of December 31, 1999, 1998 and 1997 were as follows:

                                                   1999          1998         1997
                                                 -------       -------       -------
Deferred tax assets:                                    (Dollars in thousands)
  Allowance for loan losses                      $   785       $   776       $   432
  Net operating loss carryforward                    118            99            52
  Deferred compensation                              125            65            34
  Available-for-sale securities                    1,444          --            --
  Alternative minimum tax credit carryforward        158          --            --
                                                 -------       -------       -------
    Total deferred tax assets                      2,630           940           518
                                                 -------       -------       -------

Deferred tax liabilities:
  Accumulated depreciation                           159           126            38
  Available-for-sale securities                     --             377           240
  Loan fees and costs                                 91           112           102
  FHLB stock dividends                                18            18            18
                                                 -------       -------       -------
    Total deferred tax liabilities                   268           633           398
                                                 -------       -------       -------

    Net deferred tax asset                       $ 2,362       $   307       $   120
                                                 =======       =======       =======

A reconciliation of the income tax provision and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

                                                  1999          1998          1997
                                                 -------       -------       -------
                                                        (Dollars in thousands)
Income tax at the statutory rate                 $   452       $   271       $   335
State income tax, net of federal benefit              28             7            11
Tax exempt interest income                          (428)         (264)         (158)
Disallowed interest expense                           64            46            30
Other, net                                            34           (26)            2
                                                 -------       -------       -------

    Income tax provision                         $   150       $    34       $   220
                                                 =======       =======       =======

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - OTHER OPERATING EXPENSE:

Other operating expense for the years ended December 31, 1999, 1998 and 1997 are summarized below:

                                                   1999          1998          1997
                                                 -------       -------       -------
                                                        (Dollars in thousands)
Banking and ATM supplies                         $   587       $   528       $   451
Directors' fees                                       76           182           124
Mortgage loan department expenses                    247           191            94
Data processing and supplies                         205           135           151
Postage and freight                                  312           278           200
Professional fees                                    432           360           205
Credit card expenses                                 188           139           120
Telephone expenses                                   307           364           214
Other                                              1,229         1,088           864
                                                 -------       -------       -------

       Total                                     $ 3,583       $ 3,265       $ 2,423
                                                 =======       =======       =======

NOTE 21 - RETIREMENT AND BENEFIT PLANS:

The Company sponsors a voluntary nonleveraged employee stock ownership plan
(ESOP) as part of a 401(k) savings plan covering substantially all full-time employees. The Company matches 75 cents per dollar, up to a maximum of 6% of employee compensation. Company contributions to the savings plan were $172,000, $141,000 and $103,000 in 1999, 1998 and 1997, respectively. The Company's policy is to fund amounts accrued. At December 31, 1999 and 1998, the savings plan owned 84,409 and 58,556 shares of the Company's common stock purchased at an average cost of $10.75 and $11.51 per share, respectively, adjusted for the effects of stock dividends. The estimated value of shares held at December 31, 1999 and 1998 was $717,477 and $537,111, respectively.

The Company has a Directors' Incentive Compensation Plan and an Officers' Incentive Compensation Plan which provide that portions of directors' fees and certain officers' cash awards, respectively, will be determined based upon various performance measures of the Greenwood Bank and the Clemson Bank. For the years ended December 31, 1998 and 1997, awards under the directors' plan were $62,000 and $52,000, respectively, and awards under the officers' plan were $125,000 and $126,000, respectively. There were no incentive payments made in 1999.

The Company has an Executive Supplemental Compensation Plan which provides certain officers with salary continuation benefits upon retirement. The plan also provides for benefits in the event of early retirement, death or substantial change of control of the Company. For the years ended December 31, 1999, 1998 and 1997, salary continuation expense included in salaries and employee benefits was $133,289, $77,807 and $24,000, respectively. In connection with the Executive Supplemental Compensation Plan, life insurance contracts were purchased on the officers. Insurance premiums of $0, $82,210 and $192,000 were paid in each of the years ended December 31, 1999, 1998 and 1997. The cash surrender value of the insurance contracts is included in other assets.

During 1998, certain officers opted out of the Executive Supplemental Compensation Plan. Under a new agreement, split-dollar life insurance policies were obtained on the lives of these officers. The officers are entitled to all of the benefits of these policies, with the exception of the premiums paid by the Company. There was no expense associated with this plan in 1999 or 1998. Insurance premiums of $318,000 were paid in the years ended December 31, 1999 and 1998.

NOTE 22 - UNUSED LINES OF CREDIT:

As of December 31, 1999, the subsidiary banks had unused lines of credit to purchase federal funds from unrelated banks totaling $23,920,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes. The lenders have reserved the right not to renew their respective lines.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

CASH AND DUE FROM BANKS AND INTEREST-BEARING DEPOSIT ACCOUNTS - The carrying amount is a reasonable estimate of fair value.

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

CASH SURRENDER VALUE OF LIFE INSURANCE - The carrying amount is a reasonable estimate of fair value.

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

ADVANCES FROM THE FEDERAL HOME LOAN BANK - The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can be repriced frequently. The fair values of fixed rate borrowings are estimated using a discounted cash flow calculation that applies the Company's current borrowing rate from the Federal Home Loan Bank.

LONG-TERM DEBT - The fair value of the Company's variable rate long-term debt is estimated at the carrying amount because the interest rate reprices with changes in the leader's prime rate, and management is not aware of any significant changes in the credit risk.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS - The contractual amount is a reasonable estimate of fair value for the instruments because commitments to extend credit and standby letters of credit are issued on a short-term or floating rate basis. Commitments to extend credit include commitments under credit card arrangements.

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS: (CONTINUED)

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 1999 and 1998 are as follows:

                                                             December 31, 1999              December 31, 1998
                                                             -----------------              -----------------
                                                        Carrying       Estimated        Carrying        Estimated
                                                         Amount        Fair Value        Amount         Fair Value
                                                         ------        ----------        ------         ----------
Financial Assets:                                                         (Dollars in thousands)
   Cash and due from banks                              $   8,712       $   8,712       $   9,047       $   9,047
   Federal funds sold                                          10              10           1,280           1,280
   Securities available for sale                          103,371         103,371         115,222         115,222
   Securities held to maturity                                620             620             650             650
   Nonmarketable equity securities                          4,935           4,935           4,823           4,823
   Cash surrender value of life insurance                   1,302           1,302           1,025           1,025
   Loans                                                  219,054         217,718         172,545         173,070
   Allowance for loan losses                               (2,557)         (2,557)         (2,399)         (2,399)

FINANCIAL LIABILITIES:
   Demand deposit, interest-bearing transaction,
     and savings accounts                               $ 138,043       $ 138,043       $ 124,708       $ 124,708
   Certificates of deposit and other time deposits        119,204         119,801         135,412         136,271
   Federal funds purchased and securities
     sold under agreements to repurchase                   46,493          46,493          11,802          11,802
   Advances from the Federal Home Loan Bank                20,729          20,705           9,434           9,454
   Long-term debt                                           1,575           1,575           2,925           2,925



                                                 Notional    Estimated     Notional    Estimated
                                                  Amount     Fair Value     Amount     Fair Value
                                                  ------     ----------     ------     ----------
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS:
Commitments to extend credit                      $44,387      $44,387      $28,498      $28,498
Standby letters of credit                             271          271          640          640

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY):

Condensed financial statements for Community Capital Corporation (Parent Company
Only) for the years ended December 31, 1999 and 1998 follow:

                                 BALANCE SHEETS

                                                             December 31,
                                                             ------------
                                                          1999          1998
                                                          ----          ----

ASSETS                                                  (Dollars in thousands)
  Cash and cash equivalents                            $   --         $     75
  Investment in subsidiaries                             31,331         35,174
  Nonmarketable equity securities                         1,652          1,152
  Premises and equipment, net                             2,411          2,568
  Other assets                                              853            557
                                                       --------       --------

       Total assets                                    $ 36,247       $ 39,526
                                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Notes payable to subsidiaries                        $  2,529       $  2,522
  Long-term debt                                          1,575          2,925
  Other liabilities                                         925            649
                                                       --------       --------
       Total liabilities                                  5,029          6,096
                                                       --------       --------

  Common stock                                            3,123          3,092
  Capital surplus                                        29,846         29,598
  Accumulated other comprehensive income (loss)          (2,802)           732
  Retained earnings                                       1,336              8
  Treasury stock                                           (285)          --
                                                       --------       --------
       Total shareholders' equity                        31,218         33,430
                                                       --------       --------

       Total liabilities and shareholders' equity      $ 36,247       $ 39,526
                                                       ========       ========

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY): (CONTINUED)

                            STATEMENTS OF OPERATIONS

                                                                                 Year ended December 31,
                                                                                 -----------------------
                                                                            1999           1998          1997
                                                                            ----           ----          ----
                                                                                  (Dollars in thousands)
Income:
  Interest income on securities available for sale                         $  --         $    15       $    75
  Dividend income from subsidiaries                                          1,600           500          --
  Dividend income from equity securities                                        46            30            26
  Data processing and other fees from subsidiaries                           3,735         2,434         1,949
  Other income                                                                  75            68           145
                                                                           -------       -------       -------
       Total income                                                          5,456         3,047         2,195
                                                                           -------       -------       -------

Expenses:
  Salaries                                                                   1,419         1,158           805
  Net occupancy expense                                                         38            53            95
  Furniture and equipment expense                                              538           484           407
  Interest expense                                                             346           274            87
  Other operating expenses                                                   1,263         1,170           814
                                                                           -------       -------       -------
       Total expenses                                                        3,604         3,139         2,208
                                                                           -------       -------       -------

Income (loss) before income taxes and equity in
  undistributed earnings and (losses) of subsidiaries                        1,852           (92)          (13)

Income tax expense (benefit)                                                   114          (216)           (5)
                                                                           -------       -------       -------

Income (loss) before equity in undistributed earnings of subsidiaries        1,738           124            (8)

Equity in undistributed earnings and (losses) of subsidiaries                 (410)          640           774
                                                                           -------       -------       -------

Net income                                                                 $ 1,328       $   764       $   766
                                                                           =======       =======       =======

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY): (CONTINUED)

                            STATEMENTS OF CASH FLOWS

                                                                           Year ended December 31,
                                                                           -----------------------
                                                                       1999          1998            1997
                                                                       ----          ----            ----
Operating activities:                                                         (Dollars in thousands)
  Net income                                                        $  1,328       $    764       $    766
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Equity in undistributed earnings of subsidiaries                   410           (640)          (774)
      Depreciation and amortization                                      503            431            267
      Deferred taxes                                                      (6)           (42)             4
      Net accretion on securities                                       --             --              (47)
      Increase in other liabilities                                      276            421            138
      Decrease (increase) in other assets                               (443)          (232)           182
                                                                    --------       --------       --------
               Net cash provided by operating activities               2,068            702            536
                                                                    --------       --------       --------

Investing activities:
  Purchases of premises and equipment, net                              (193)        (1,378)          (571)
  Proceeds from disposal of premises and equipment                      --               70           --
  Purchases of securities available for sale                            --             --           (7,252)
  Proceeds from sales of securities available for sale                  --              499           --
  Proceeds from maturities of securities available for sale             --             --            6,800
  Net investment in subsidiaries                                        (101)        (5,387)       (16,250)
  Purchases of equity securities                                        (500)          --              (25)
                                                                    --------       --------       --------
              Net cash provided (used) by investing activities          (794)        (6,196)       (17,298)
                                                                    --------       --------       --------

Financing activities:
  Proceeds from the exercise of stock options                             22            217             48
  Proceeds from sales of stock to retirement plan                        257            261            180
  Cash paid in lieu of fractional shares                                --               (5)          --
  Proceeds from issuance of common stock                                --             --           16,946
  Proceeds of borrowings from subsidiaries                               241          2,656           --
  Repayments on borrowings from subsidiaries                            (234)          (945)           (56)
  Proceeds from advances of long-term debt                             2,125          3,425           --
  Repayments of advances of long-term debt                            (3,475)          (500)          --
  Purchase of treasury stock                                            (285)          --             --
                                                                    --------       --------       --------
              Net cash (used) provided by financing activities        (1,349)         5,109         17,118
                                                                    --------       --------       --------
Net increase (decrease) in cash and cash equivalents                     (75)          (385)          (356)
Cash and cash equivalents, beginning of year                              75            460            104
                                                                    --------       --------       --------
Cash and cash equivalents, end of year                              $   --         $     75       $    460
                                                                    ========       ========       ========

Supplemental schedule of non-cash investing and financing activities: In 1998, the Company declared a 5% stock dividend and transferred $1,815,000 from retained earnings to common stock and capital surplus in the amounts of $147,000 and $1,668,000, respectively.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                      DESCRIPTION
------                      -----------
  3.1 *  Articles of Incorporation of Registrant.
  3.2 *  Articles of Amendment to Articles of Incorporation of Registrant
         (re: Change of Name).
  3.3 *  Bylaws of Registrant.
  4.1 ** Form of Common Stock  Certificate.  (The rights of security  holders of the Registrant are set forth in the Registrant's Articles of Incorporation and Bylaws included as Exhibits 3.1 and 3.3, respectively.)
 10.3 * Registrant's Executive Supplemental Income Plan (Summary) and form of Executive Supplemental Income Agreement.
 10.4 *  Registrant's Management Incentive Compensation Plans (Summary).
 10.5 * Lease Agreement dated July 8, 1994 between John W. Drummond and the Registrant.
 10.6 ** Lease Agreement With Options dated June 11, 1996 between Robert C. Coleman and the Registrant.
 10.18 1997 Stock Incentive Plan, as amended.(Incorporated by reference to Registrant's Definitive Proxy Statement for Annual Meeting of Shareholders held on May 26, 1999.)
 21.1    Subsidiaries of the Registrant.
 24.1    Directors' Powers of Attorney.
 27.1    Financial Data Schedule.
______________
* Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant's Form 10-K for the fiscal year ended December 31, 1995.
** Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant's Registration
    Statement on Form S-2 initially filed on December 20, 1996
    (File No. 333-18457).