Form 10-Q
period 2000-03-31
COMMUNITY CAPITAL CORP /SC/
filed 2000-05-10
CIK 832847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q

        X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      ----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      ----
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                              1402C HIGHWAY 72 WEST
                               GREENWOOD, SC 29649
                         (Address of principal executive
                          offices, including zip code)

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

               3,084,956 SHARES OF COMMON STOCK, $1.00 PAR VALUE

                          COMMUNITY CAPITAL CORPORATION

                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                                     Page No.
------------------------------

Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets - March 31, 2000
                    and December 31, 1999..........................................................................   3

                  Condensed Consolidated Statements of Income - Three months
                    ended March 31, 2000 and 1999..................................................................   4

                  Condensed Consolidated Statement of Changes in Shareholders'
                    Equity and Comprehensive Income for the three months
                    ended March 31, 2000...........................................................................   5

                  Condensed Consolidated Statements of Cash Flows - Three
                    months ended March 31, 2000 and 1999...........................................................   6

                  Notes to Condensed Consolidated Financial Statements..............................................7-9

Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...........................................................10-16

Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk..............................................................................  16


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds................................................................   17

Item 6.  Exhibits and Reports on Form 8-K..........................................................................  17

                  (a) Exhibits.....................................................................................  19

                  (b) Reports on Form 8-K..........................................................................  17

                 COMMUNITY CAPITAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                                                             Mar.31, 2000          Dec.31, 1999
                                                                                          ------------------    ------------------
ASSETS:                                                                                      (Unaudited)
Cash and cash equivalents:
  Cash and due from banks                                                                 $            9,920    $            8,224
  Interest-bearing deposit accounts                                                                      425                   488
  Federal funds sold                                                                                       -                    10
                                                                                          ------------------    ------------------
    Total cash and cash equivalents                                                                   10,345                 8,722
                                                                                          ------------------    ------------------

Securities:
  Securities available-for-sale                                                                      100,809               103,371
  Securities held-to-maturity (estimated fair value
    of $620 at March 31, 2000 and December 31, 1999)                                                     620                   620
  Nonmarketable equity securities                                                                      5,516                 4,935
                                                                                          ------------------    ------------------
    Total securities                                                                                 106,945               108,926
                                                                                          ------------------    ------------------

Loans receivable                                                                                     234,902               219,054
   Less allowance for loan losses                                                                     (2,628)               (2,557)
                                                                                          ------------------    ------------------
     Loans, net                                                                                      232,274               216,497
                                                                                          ------------------    ------------------

Premises, furniture, and equipment, net                                                               12,512                12,532
Intangible assets                                                                                      4,883                 5,020
Accrued interest receivable                                                                            3,076                 2,800
Other assets                                                                                           5,231                 5,171
                                                                                          ------------------    ------------------

    Total assets                                                                          $          375,266    $          359,668
                                                                                          ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY:

LIABILITIES:
Deposits:
  Noninterest-bearing                                                                     $           29,686    $           27,422
  Interest-bearing                                                                                   236,186               229,825
                                                                                          ------------------    ------------------
    Total deposits                                                                                   265,872               257,247
Federal funds purchased and securities
  sold under agreements to repurchase                                                                 32,831                46,493
Advances from the Federal Home Loan Bank                                                              40,889                20,729
Long-term debt                                                                                         1,565                 1,575
Accrued interest payable                                                                               1,501                 1,298
Other liabilities                                                                                      1,476                 1,108
                                                                                          ------------------    ------------------

    Total liabilities                                                                                344,134               328,450
                                                                                          ------------------    ------------------

SHAREHOLDERS' EQUITY:
Common stock, $1 par value, 10,000,000 shares authorized; 3,126,461 and
  3,122,811 shares issued and outstanding at March 31, 2000
  and December 31, 1999, respectively                                                                  3,126                 3,123
Capital surplus                                                                                       29,871                29,846
Accumulated other comprehensive income(loss)                                                          (3,198)               (2,802)
Retained earnings                                                                                      1,708                 1,336
Treasury stock at cost; 41,505 and 30,405 shares
  at March 31, 2000 and December 31, 1999, respectively                                                 (375)                 (285)
                                                                                          ------------------    ------------------

    Total shareholders' equity                                                                        31,132                31,218
                                                                                          ------------------    ------------------

    Total liabilities and shareholders' equity                                            $          375,266    $          359,668
                                                                                          ==================    ==================

            See notes to condensed consolidated financial statements.

                          COMMUNITY CAPITAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                (Dollars in thousands except for per share data)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                          ----------------------------------------
                                                                                                 2000                 1999
                                                                                          ------------------    ------------------
Interest income:
   Loans, including fees                                                                  $            5,087    $            3,805
   Securities, taxable                                                                                 1,179                 1,342
   Securities, nontaxable                                                                                328                   258
   Other interest income                                                                                  12                     6
                                                                                          ------------------    ------------------
                                                                                                       6,606                 5,411
                                                                                          ------------------    ------------------
Interest expense:
   Deposits                                                                                            2,486                 2,501
   FHLB advances                                                                                         306                   168
   Other interest expense                                                                                780                   153
                                                                                          ------------------    ------------------
                                                                                                       3,572                 2,822
                                                                                          ------------------    ------------------

Net interest income                                                                                    3,034                 2,589
Provision for loan losses                                                                                177                   274
                                                                                          ------------------    ------------------
Net interest income after
   provision for loan losses                                                                           2,857                 2,315
                                                                                          ------------------    ------------------


Other operating income:
   Service charges on deposit accounts                                                                   386                   337
   Residential mortgage origination fees                                                                 125                   181
   Commissions from sales of mutual funds                                                                 44                     7
   Fees for trust services                                                                                43                    44
   Gain on sales of securities                                                                             -                     7
   Other income                                                                                          277                   261
                                                                                          ------------------    ------------------
                                                                                                         875                   837
                                                                                          ------------------    ------------------

Other operating expenses:
   Salaries and benefits                                                                               1,640                 1,377
   Net occupancy expense                                                                                 199                   160
   Amortization of intangible assets                                                                     136                   132
   Furniture and equipment expense                                                                       363                   275
   Other operating expenses                                                                              987                   864
                                                                                          ------------------    ------------------
                                                                                                       3,325                 2,808
                                                                                          ------------------    ------------------

Income before taxes                                                                                      407                   344

Income tax provision                                                                                      35                    25
                                                                                          ------------------    ------------------

Net income                                                                                $              372    $              319
                                                                                          ==================    ==================

Basic net income per share                                                                $             0.12    $             0.10

Diluted net income per share                                                              $             0.12    $             0.10

            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                             Accumulated
                                    Common Stock                                Other
                           ------------------------------     Capital       Comprehensive                   Retained       Treasury
                               Shares          Amount         Surplus          Income         Earnings        Stock          Total
                           --------------   -------------   -------------   -------------  --------------  -------------   ---------
BALANCE,
  DECEMBER 31, 1999             3,122,811   $       3,123      $   29,846      $   (2,802) $        1,336        $  (285)  $ 31,218

Net income                              -               -               -               -             372              -        372
Other comprehensive
 income, net of tax                     -               -               -            (396)              -              -       (396)
                                                                                                                           ---------
  Comprehensive income                  -               -               -               -               -              -        (24)

Sales of stock to ESOP              3,650               3              25               -               -              -         28
Purchase of
 treasury stock
 (11,100 shares)                        -               -               -               -               -            (90)       (90)
                            -------------   -------------   -------------   -------------  --------------  -------------  ----------

BALANCE,
  MARCH 31, 2000                3,126,461   $       3,126   $      29,871   $      (3,198) $        1,708  $        (375)  $  31,132
                            =============   =============   =============   =============  ==============  =============   =========

            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                          ----------------------------------------
                                                                                                 2000                  1999
                                                                                          ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $              372    $              319
   Adjustments to reconcile net income to
     net cash (used) provided by operating activities:
     Depreciation                                                                                        327                   224
     Provision for possible loan losses                                                                  177                   274
     Amortization of intangible assets                                                                   137                   132
     Amortization less accretion on investments                                                           39                    46
     Amortization of deferred loan costs                                                                 119                    89
     Gain on sale of securities available for sale                                                         -                    (7)
     Disbursements for mortgages held for sale                                                        (4,409)               (9,309)
     Proceeds of sales of residential mortgages                                                        4,925                 6,566
     Increase in interest receivable                                                                    (276)                 (141)
     Increase (decrease) in interest payable                                                             203                  (133)
     (Gain) loss on disposal of premises and equipment                                                   (33)                    1
     Increase in other assets                                                                            240                   478
     (Increase) decrease in other liabilities                                                            368                  (871)
                                                                                          ------------------    ------------------
        Net cash (used) provided by operating activities                                               2,189                (2,332)
                                                                                          ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans to customers                                                                (16,589)               (1,504)
   Purchases of securities available-for-sale                                                              -                (9,825)
   Sales of securities available-for-sale                                                                  -                 5,005
   Maturities of securities available-for-sale                                                         1,827                 6,405
   Purchases of nonmarketable equity securities                                                         (581)                 (147)
   Purchases of premises and equipment                                                                  (556)               (1,056)
   Proceeds from sales of premises and equipment                                                         282                     7
                                                                                          ------------------    ------------------
        Net cash used by investing activities                                                        (15,617)               (1,115)
                                                                                          ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                                                 -                    22
   Proceeds from stock sales to employee benefit plan                                                     28                    72
   Net increase (decrease) in deposits accounts                                                        8,625                (1,720)
   Proceeds from FHLB advances                                                                        26,000                 6,000
   Repayments of FHLB advances                                                                        (5,840)               (1,415)
   Proceeds from other borrowings                                                                        715                   650
   Repayments of other borrowings                                                                       (725)               (2,100)
   Net decrease in fed funds purchased and repos                                                     (13,662)               (1,201)
   Purchase of treasury stock                                                                            (90)                    -
                                                                                          ------------------    ------------------
        Net cash provided by financing activities                                                     15,051                   308
                                                                                          ------------------    ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   1,623                (3,139)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                         8,722                10,327
                                                                                          ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $           10,345    $            7,188
                                                                                          ==================    ==================


            See notes to condensed consolidated financial statements

                          COMMUNITY CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2000 and for the interim periods ended March 31, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 1999 Annual Report.

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

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                     Three Months Ended
                                                                                                           March 31
                                                                                          ----------------------------------------
(Dollars in thousands)                                                                           2000                  1999
                                                                                          ------------------    ------------------
CASH PAID DURING THE PERIOD FOR:
   Income taxes                                                                           $               24    $               83
   Interest                                                                                            3,369                 2,960

NOTE 3 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank were $40,889,000 as of March 31, 2000. Of this amount, the following have scheduled maturities greater than one year:

                         Maturing on                                 Interest Rate                           Principal
                  ------------------        -------------------------------------------------        -----------------
                                         (Dollars in thousands)
                           2/03/2003          5.97% - fixed                                                      89,000
                           3/17/2003          6.41% - fixed, callable 3/17/01                                10,000,000
                           9/22/2003          4.70% - fixed, callable 9/22/00                                 3,000,000
                           3/17/2005          6.60% - fixed, callable 3/17/02                                 5,000,000
                           3/26/2008          5.51% - fixed, callable 3/26/03                                 1,500,000
                           2/02/2009          4.95% - fixed                                                     900,000
                           3/17/2010          5.92% - fixed, callable 3/17/01                                 5,000,000
                           3/30/2010          6.02% - fixed, callable 3/30/01                                 2,000,000
                           3/30/2010          6.02% - fixed, callable 3/30/01                                 4,000,000
                                                                                                     ------------------

                     Total long-term advances                                                        $       31,489,000
                                                                                                     ==================

                          COMMUNITY CAPITAL CORPORATION


NOTE 4 - LONG-TERM DEBT

During 1998, the Company borrowed funds from an unrelated financial institution to use for capital infusions into TheBank in order to maintain minimum capital requirements due to an increase in the asset base resulting from the purchase of two branch offices of Carolina First Bank. The Company can borrow up to $5,000,000 under the terms of the agreement. The promissory note is collateralized by the stock of the subsidiary banks and bears interest at a simple rate per annum equal to the one month London Interbank Offered Rate plus 200 basis points. Interest is payable on a quarterly basis; principal payments are due in ten equal installments, beginning on the third anniversary of the note, with the final balance due on December 21, 2010. Early reductions have reduced the principal balance at March 31, 2000 to $1,065,000, with scheduled principal reductions as follows:

                                                                   Amount
                                                          ------------------
                                                         (Dollars in thousands)
                     2001                                 $              107
                     2002                                                107
                     2003                                                107
                     2004                                                107
                     After five years                                    637
                                                          ------------------
                                                          $            1,065
                                                          ==================

During the first quarter of 1999, the parent company borrowed $500,000 from another unrelated financial institution. This amount was renewed in the first quarter of 2000. These funds will be used for various projects including the construction of branch offices throughout the Company. Interest is payable quarterly at a variable rate of 0.75% below the highest prime rate published in the Wall Street Journal. The outstanding principal balance plus any accrued interest is payable on February 10, 2001.

NOTE 5 - SHAREHOLDERS' EQUITY

During the first quarter of 2000, there were 3,650 shares of stock sold to the Employee Stock Ownership Plan at market prices in the amount of $28,000. There were no options exercised by the employees and directors of the Company. The Company purchased 11,100 shares of treasury stock during the first quarter of 2000 for $90,000.

NOTE 6 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:



                                                                       For the Three Months Ended March 31, 2000
                                                           -----------------------------------------------------------------
                                                                    Income               Shares               Per-Share
(Dollars in thousands, except per share)                          (Numerator)         (Denominator)             Amount
                                                           ------------------    ------------------    ---------------------
BASIC EARNINGS PER SHARE
Income available to common shareholders                    $              372             3,086,223    $                0.12
                                                                                                       =====================
EFFECT OF DILUTIVE SECURITIES
Stock options                                                               -                     -
                                                           ------------------    ------------------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions                                 $              372             3,086,223    $                0.12
                                                           ==================    ==================    =====================

                          COMMUNITY CAPITAL CORPORATION

                                                                       For the Three Months Ended March 31, 1999
                                                          -----------------------------------------------------------------
                                                                   Income               Shares               Per-Share
(Dollars in thousands, except per share)                         (Numerator)         (Denominator)             Amount
                                                          ------------------    ------------------    ---------------------
BASIC EARNINGS PER SHARE
Income available to common shareholders                   $              319             3,099,149    $                0.10
                                                                                                      =====================
EFFECT OF DILUTIVE SECURITIES
Stock options                                                              -                 6,751
                                                          ------------------    ------------------
DILUTED EARNINGS PER SHARE
Income available to common shareholders
  plus assumed conversions                                $              319             3,105,900    $                0.10
                                                          ==================    ==================    =====================


NOTE 7 - COMPREHENSIVE INCOME

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three months ended March 31, 2000 and 1999:


                                                                                    For the Quarter Ended March 31, 2000
                                                                    ---------------------------------------------------------------
                                                                            Pre-tax          (Expense)             Net of tax
                                                                             Amount            Benefit                Amount
                                                                    ------------------    ------------------    ------------------
                                                                                       (Dollars in thousands)
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                                       $             (696)   $              300    $             (396)
  Less: reclassification adjustment for
    gains realized in net income                                                     -                     -                     -
                                                                    ------------------    ------------------    ------------------
Net unrealized gains (losses) on securities                                       (696)                  300                  (396)
                                                                    ------------------    ------------------    ------------------

Other comprehensive income                                          $             (696)   $              300    $             (396)
                                                                    ==================    ==================    ==================


                                                                                      For the Quarter Ended March 31, 1999
                                                                    --------------------------------------------------------------
                                                                            Pre-tax            (Expense)             Net of tax
                                                                             Amount             Benefit                Amount
                                                                    ------------------    ------------------    ------------------
                                                                                         (Dollars in thousands)
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
    arising during the period                                       $           (1,157)   $              394    $             (763)
  Less: reclassification adjustment for
    gains realized in net income                                                    (7)                    2                    (5)
                                                                    ------------------    ------------------    ------------------
Net unrealized gains (losses) on securities                                     (1,164)                  396                  (768)
                                                                    ------------------    ------------------    ------------------

Other comprehensive income                                          $           (1,164)   $              396    $             (768)
                                                                    ==================    ==================    ==================

                          COMMUNITY CAPITAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company's financial condition as of March 31, 2000 compared to December 31, 1999, and the results of operations for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the three months ended March 31, 2000, net interest income, the major component of the Company's net income, was $3,034,000 compared to $2,589,000 for the same period of 1999, an increase of $445,000. The improvement was mostly attributable to an increase in the volume of average earning assets during the period, particularly loans. Also contributing to the increase in net interest income was a 19 basis-point increase in the interest rate spread. The average rates paid on interest-bearing liabilities increased to 4.70% from 4.41% for the three-month periods ended March 31, 2000 and 1999, respectively.

The net interest spread and net interest margin were 3.36% and 3.70%, respectively, for the three-month period ended March 31, 2000, compared to 3.17% and 3.63% for the three-month period ended March 31, 1999.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2000 and 1999, the provision was $177,000 and $274,000, respectively. Criticized and classified loans have decreased from $12,469,000 at March 31, 1999 to $7,925,000 at March 31, 2000. The majority of potential problem loans continue to be at the Greenwood and Barnwell banks. Criticized loans were $1,993,000 and $2,089,000 at Greenwood and Barnwell, respectively. Classified loans were $1,576,000 and $717,000 at Greenwood and Barnwell, respectively. The Company's nonperforming loans totaled $679,000 at March 31, 2000 compared to $1,506,000 at March 31, 1999. As a result of the decrease in criticized, classified, and nonperforming loans, the Company has been able to reduce its provision for loan losses significantly. Based on present information, management believes the allowance for loan losses is adequate at March 31, 2000 to meet presently known and inherent risks in the loan portfolio.

NONINTEREST INCOME

Total noninterest income for the three months ended March 31, 2000 was $875,000, an increase of $38,000, or 4.5% from the comparable period in 1999.

The increase was primarily due to an increase in service charges on deposit accounts and commissions from the sales of mutual funds. Service charge income was $386,000 for the three-month period ended March 31, 2000 compared to $337,000 for the comparable period in 1999. Commissions from the sales of mutual funds were $44,000 compared to $7,000 in 1999.

                          COMMUNITY CAPITAL CORPORATION


NONINTEREST EXPENSE

Total noninterest expense for the first three months of 2000 was $3,325,000, an increase of $517,000, or 18.4%, when compared to the first three months of 1999.

The primary component of noninterest expense is salaries and benefits which was $1,640,000 and $1,377,000 for the three months ended March 31, 2000 and 1999, respectively. The $263,000 increase is the result of additional staff for the growth of the Company and normal pay raises. Furniture and equipment expense increased to $363,000 as of March 31, 2000 from $275,000 for the quarter ended March 31, 1999. Other operating expenses also increased $123,000, or 14.2%, over the comparable 1999 period.

INCOME TAXES

For the three months ended March 31, 2000 and 1999, the effective income tax rate was 8.60% and 7.27%, respectively, and the income tax provision was $35,000 and $25,000, respectively. The low effective tax rates are attributable to significant amounts of nontaxaxble income from securities which offset the majority of income before taxes.

NET INCOME

The combination of the above factors resulted in net income of $372,000 for the three months ended March 31, 2000 compared to $319,000 for the comparable period in 1999.

The profitability of the Greenwood bank was supplemented by profits from the Clemson, Belton and Barnwell banks for the three months ended March 31, 2000. The Newberry Bank experienced a net loss for the quarter while Community Trust Company broke even.

ASSETS AND LIABILITIES

During the first three months of 2000, total assets increased $15,598,000, or 4.34%, when compared to December 31, 1999. The Company experienced growth in the loan area of $15,848,000 or 7.23% during the first three months of 2000. However, this growth was offset slightly by a decrease in securities available-for-sale of $2,562,000 or 2.48%. On the liability side, total deposits increased $8,625,000 or 3.35% to $265,872,000 at March 31, 2000. Although
deposits increased slightly, the increase was not enough to fund the growth in loans. The Company increased its advances from the Federal Home Loan Bank to serve as a funding source. Advances from the Federal Home Loan Bank were $40,889,000, an increase of $20,160,000 from the December 31, 1999 amount of $20,729,000. Federal funds purchased and securities sold under agreements to repurchase decreased from $46,493,000 at December 31, 1999 to $32,831,000 at March 31, 2000.

INVESTMENT SECURITIES

Investment securities decreased $1,981,000 to $106,945,000 at March 31, 2000. The decrease is primarily due to the reduction of $2,562,000 in securities available for sale. As securities matured, funds were reinvested in higher yielding loans. There were no purchases or sales of securities available-for-sale during the quarter ended March 31, 2000.

                          COMMUNITY CAPITAL CORPORATION


LOANS

Loans receivable increased $15,848,000, or 7.23%, since December 31, 1999. This increase was primarily due to the continued strong loan demand in the Greenwood market and steady growth at all of the other subsidiary banks. Balances within the major loan receivable categories as of March 31, 2000 and December 31, 1999 are as follows:

                                                                                March 31,            December 31,
                                                                                   2000                   1999
                                                                          --------------------    --------------------
                                                                                      (Dollars in thousands)
Commercial and agricultural                                               $             31,601    $             29,740
Real estate                                                                            149,206                 135,957
Home equity                                                                             18,326                  17,218
Consumer, installment                                                                   29,664                  30,084
Consumer, credit card and checking                                                       1,672                   2,172
Residential mortgages held for sale and other                                            4,433                   3,883
                                                                          --------------------    --------------------
                                                                          $            234,902    $            219,054
                                                                          ====================    ====================

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                                                             March 31,
                                                                          --------------------------------------------
                                                                                   2000                    1999
                                                                          --------------------    --------------------
Loans:                                                                               (Dollars in thousands)
   Nonaccrual loans                                                       $                654    $              1,416

   Accruing loans more than 90
     days past due                                                        $                 25    $                 90

Loans identified by the internal review
  mechanism, including nonaccrual loans
  and accruing loans more than 90 days past due:

   Criticized                                                             $              5,327    $              7,127
   Classified                                                             $              2,598    $              5,342


Activity in the Allowance for Loan Losses is as follows:

                                                                                    2000                 1999
                                                                          --------------------    --------------------
                                                                                      (Dollars in thousands)
Balance, January 1,                                                       $              2,557    $              2,399
Provision for loan losses for the period                                                   177                     274
Chargeoffs                                                                                (171)                   (266)
Recoveries                                                                                  65                      61
                                                                          --------------------    --------------------

Balance, end of period                                                    $              2,628    $              2,468
                                                                          ====================    ====================

Gross loans outstanding, end of period                                    $            234,902    $            176,498

Allowance for loan losses to loans
  outstanding                                                                             1.12%                  1.40%

                          COMMUNITY CAPITAL CORPORATION


PREMISES AND EQUIPMENT

Premises and equipment, net totaled $12,512,000 at March 31, 2000 as compared to $12,532,000 at December 31, 1999. Premises and equipment purchased during the first quarter of 2000 totaled approximately $556,000 for all institutions. A significant amount of the total purchases related to items purchased for the new Newberry headquarters.

DEPOSITS

Total deposits increased $8,625,000, or 3.35%, from December 31, 1999. The largest increase in the deposit area was in money market accounts which increased $5,407,000 or 14.07% to $43,826,000 at March 31, 2000. Expressed in
percentages, noninterest-bearing deposits increased 8.26% and interest-bearing deposits increased by 2.77%.

Balances within the major deposit categories as of March 31, 2000 and December 31, 1999 are as follows:

                                         March 31,       December 31,
                                           2000             1999
                                        ----------        ----------
                                         (Dollars in thousands)
Noninterest-bearing demand deposits     $   29,686        $   27,422
Interest-bearing demand deposits            46,335            45,560
Money market accounts                       43,826            38,419
Savings deposits                            27,352            26,642
Certificates of deposit                    118,673           119,204
                                        ----------        ----------

                                        $  265,872        $  257,247
                                        ==========        ==========

ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank were $40,889,000 as of March 31, 2000. Of this amount, the following have scheduled maturities greater than one year:

                     Maturing on                             Interest Rate                               Principal
                  ------------------        -------------------------------------------------        -----------------
                                                         (Dollars in thousands)
                           2/03/2003          5.97% - fixed                                                      89,000
                           3/17/2003          6.41% - fixed, callable 3/17/01                                10,000,000
                           9/22/2003          4.70% - fixed, callable 9/22/00                                 3,000,000
                           3/17/2005          6.60% - fixed, callable 3/17/02                                 5,000,000
                           3/26/2008          5.51% - fixed, callable 3/26/03                                 1,500,000
                           2/02/2009          4.95% - fixed                                                     900,000
                           3/17/2010          5.92% - fixed, callable 3/17/01                                 5,000,000
                           3/30/2010          6.02% - fixed, callable 3/30/01                                 2,000,000
                           3/30/2010          6.02% - fixed, callable 3/30/01                                 4,000,000
                                                                                                     ------------------

                    Total long-term advances                                                         $       31,489,000
                                                                                                     ==================

                          COMMUNITY CAPITAL CORPORATION


LONG-TERM DEBT

During 1998, the Company borrowed funds from an unrelated financial institution to use for capital infusions into TheBank in order to maintain minimum capital requirements due to an increase in the asset base resulting from the purchase of two branch offices of Carolina First Bank. The Company can borrow up to $5,000,000 under the terms of the agreement. The promissory note is collateralized by the stock of the subsidiary banks and bears interest at a simple rate per annum equal to the one month London Interbank Offered Rate plus 200 basis points. Interest is payable on a quarterly basis; principal payments are due in ten equal installments, beginning on the third anniversary of the note, with the final balance due on December 21, 2010. Early reductions have reduced the principal balance at March 31, 2000 to $1,065,000, with scheduled principal reductions as follows:

                                                               Amount
                                                        --------------------
                                                        Dollars in thousands)
2001                                                    $                107
2002                                                                     107
2003                                                                     107
2004                                                                     107
After five years                                                         637
                                                        --------------------
                                                        $              1,065
                                                        ====================

During the first quarter of 1999, the parent company borrowed $500,000 from another unrelated financial institution. This amount was renewed in the first quarter of 2000. Interest is payable quarterly at a variable rate of 0.75% below the highest prime rate published in the Wall Street Journal. The outstanding principal balance plus any accrued interest is payable on February 10, 2001.

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

                          COMMUNITY CAPITAL CORPORATION

The following table summarizes the capital ratios of the Company and its banking subsidiaries and the regulatory minimum requirements at March 31, 2000:

                                                                   Tier 1                        Total             Tier 1
                                                             Risk Based              Risk Based                Leverage
                                                             ----------              ----------                --------
Actual ratio:
  Community Capital Corporation                                  11.35%                  12.37%                    8.16%
  Greenwood Bank & Trust                                          9.07                    9.84                     7.81
  Clemson Bank & Trust                                           11.35                   12.39                     8.80
  Community Bank & Trust                                         12.87                   13.98                     8.28
  TheBank                                                        14.96                   16.04                     7.91
  Midstate Bank                                                  12.48                   13.47                     9.01
Regulatory minimums:
 For capital adequacy purposes                                    4.00                    8.00                     4.00
 To be well-capitalized under
    prompt action provisions                                      6.00                   10.00                     5.00

LIQUIDITY AND CAPITAL RESOURCES

Shareholders' equity was increased by the $28,000 proceeds from sales of stock to the Employee Stock Ownership Plan and net income of $372,000. Due to changes in the market rates of interest, the fair value of the Company's securities available for sale decreased which had the effect of decreasing shareholders' equity by $396,000 net of the deferred tax effects for the three months ended March 31, 2000 when compared to December 31, 1999. Shareholders' equity was further decreased by $90,000 paid for the purchase of 11,100 shares of treasury stock.

During the first quarter of 2000, the Company received a net amount of $20,160,000 in advances from the Federal Home Loan Bank. These funds have been used to support the substantial loan growth throughout all five of the Company's subsidiary banks during the first quarter of 2000.

For the near term, maturities and sales of securities available for sale are expected to be a primary source of liquidity as the Company and its subsidiary banks deploy these funds into loans to achieve the desired mix of assets and liabilities. The Company also expects to build its deposit base in its market areas. Advances from the Federal Home Loan Bank will also continue to serve as a funding source, at least for the near future. Short-term borrowings by the banks are not expected to be a primary source of liquidity for the near term; however, the Company has approximately $49,469,000 of unused lines of credit to purchase federal funds.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable, as the Company qualifies as a "small business issuer" under regulation S-B promulgated by the Securities and Exchange Commission.

                          COMMUNITY CAPITAL CORPORATION
                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended March 31, 2000, the Company sold an aggregate of 3,650 shares of Common Stock to its Employee Stock Ownership Plan without registration under the Securities Act of 1933, as amended (the "1933 Act"). The following sets forth the dates and amount of such sales:


        Date                      Shares                      Proceeds
        ----                      ------                      --------
  January 20, 2000                1,574                      $  12,789
  January 31, 2000                  373                          3,023
  March 8, 2000                   1,703                         12,134



In each case, all of the shares were sold at the quoted market price at the time of sale and were issued pursuant to the exemption from registration contained in
Section 4(2) of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that the purchaser was given and had access to detailed financial information with respect to the Company and possessed requisite financial sophistication. The Company did not sell any other equity securities during the quarter ended March 31, 2000 which were not registered under the 1933 Act.

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

                          COMMUNITY CAPITAL CORPORATION



                                             By: /s/ William G. Stevens
                                                 ---------------------------
                                                 William G. Stevens
                                                 President & Chief Executive
                                                 Officer



Date: May 10, 2000                           By: /s/ James H. Stark
                                                 ---------------------------
                                                 James H. Stark
                                                 Chief Financial Officer