Form 10-Q
period 2000-06-30
COMMUNITY CAPITAL CORP /SC/
filed 2000-08-14
CIK 832847

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      -----        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF ----- THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the Transition Period from _________to_________

                         Commission File Number 0-18460

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

                3,248,688 shares of common stock, $1.00 par value


                                  Page 1 of 28
                             EXHIBIT INDEX ON PAGE 2

                          COMMUNITY CAPITAL CORPORATION

                                      Index


PART I. FINANCIAL INFORMATION                                                                                        Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- June 30, 2000 and December 31, 1999.....................................3

         Condensed Consolidated Statements of Operations --
           Six months ended June 30, 2000 and 1999 and three months ended June 30, 2000 and 1999..........................4

         Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income --
           Six months ended June 30, 2000.................................................................................6

         Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2000 and 1999.......................7

         Notes to Condensed Consolidated Financial Statements..........................................................8-11

Review by Independent Certified Public Accountants.......................................................................12

Report on Review by Independent Certified Public Accountants.............................................................13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........................14-19

PART II. OTHER INFORMATION
--------------------------

Item 2. Changes in Securities and Use of Proceeds........................................................................20

Item 4. Submission of Matters to a Vote of Security Holders..............................................................20

Item 6. Exhibits and Reports on Form 8-K.................................................................................20

         (a) Exhibits....................................................................................................20

         (b) Reports on Form 8-K.........................................................................................20

                          COMMUNITY CAPITAL CORPORATION
                      Condensed Consolidated Balance Sheets

 (Dollars in thousands)                                                                        June 30,        December 31,
                                                                                                 2000              1999
                                                                                              -----------     ------------
                                                                                              (Unaudited)
 Assets
 Cash and cash equivalents:
   Cash and due from banks                                                                    $  11,621        $   8,224
   Interest-bearing deposit accounts                                                                659              488
   Federal funds sold & repurchase agreements                                                         -               10
                                                                                              ---------        ---------
     Total cash and cash equivalents                                                             12,280            8,722
                                                                                              ---------        ---------
 Securities:
   Securities available-for-sale                                                                101,119          103,371
   Securities held-to-maturity (estimated fair value of $620 at June 30, 2000
    and December 31, 1999)                                                                          620              620
  Nonmarketable equity securities                                                                 4,249            4,935
                                                                                              ---------        ---------
     Total securities                                                                           105,988          108,926
                                                                                              ---------        ---------
 Loans receivable                                                                               245,068          219,054
   Less allowance for loan losses                                                                (2,665)          (2,557)
                                                                                              ---------        ---------
     Loans, net                                                                                 242,403          216,497
                                                                                              ---------        ---------
 Premises and equipment, net                                                                     14,212           12,532
 Intangible assets                                                                                4,819            5,020
 Accrued interest receivable                                                                      3,116            2,800
 Other assets                                                                                     4,901            5,171
                                                                                              ---------        ---------
     Total assets                                                                             $ 387,719        $ 359,668
                                                                                              =========        =========
 Liabilities and Shareholders' Equity
 Deposits:
   Noninterest-bearing                                                                        $  29,327        $  27,422
   Interest-bearing                                                                             253,619          229,825
                                                                                              ---------        ---------
     Total deposits                                                                             282,946          257,247
                                                                                              ---------        ---------
 Federal funds purchased and securities sold under agreements to repurchase                      34,334           46,493
 Advances from the Federal Home Loan Bank                                                        33,064           20,729
 Long-term debt                                                                                   1,890            1,575
 Accrued interest payable                                                                         1,574            1,298
 Other liabilities                                                                                1,990            1,108
                                                                                              ---------        ---------
     Total liabilities                                                                          355,798          328,450
                                                                                              ---------        ---------

 Shareholders' Equity
   Common stock, $1 par value, 10,000,000 shares authorized, 3,292,268 and                        3,292            3,123
    3,122,811 shares issued and outstanding at June 30, 2000 and December 31,
    1999, respectively
   Capital surplus                                                                               31,417           29,846
   Retained earnings                                                                                539            1,336
   Accumulated other comprehensive income (loss)                                                 (2,934)          (2,802)
   Treasury stock at cost; 43,580 and 30,405 shares at June 30, 2000 and                           (393)            (285)
    December 31,1999 respectively                                                             ---------        ---------
     Total shareholders' equity                                                                  31,921           31,218
                                                                                              ---------        ---------
     Total liabilities and shareholders' equity                                               $ 387,719        $ 359,668
                                                                                              =========        =========

           See notes to condensed consolidated financial statements.

                          COMMUNITY CAPITAL CORPORATION

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

 (Dollars in thousands)                                           Six Months Ended June 30,          Three Months Ended June 30,
                                                               ----------------------------         ----------------------------
                                                                  2000              1999               2000              1999
                                                               --------          ---------          ---------         ----------
 Interest income:
   Loans, including fees                                       $ 10,585           $ 7,725            $ 5,498           $ 3,920
   Investment securities:
     Taxable                                                      2,340             2,587              1,161             1,245
     Tax-exempt                                                     657               562                329               304
   Federal funds sold                                                20                20                  8                14
                                                               --------           -------            -------           -------
     Total                                                       13,602            10,894              6,996             5,483
                                                               --------           -------            -------           -------
 Interest expense:
   Deposits                                                       5,089             4,894              2,603             2,393
   Federal Home Loan Bank advances                                  912               290                606               122
   Other interest expense                                         1,462               395                682               242
                                                               --------           -------            -------           -------
     Total                                                        7,463             5,579              3,891             2,757
                                                               --------           -------            -------           -------

 Net interest income                                              6,139             5,315              3,105             2,726
 Provision for loan losses                                          261               509                 84               235
                                                               --------           -------            -------           -------
 Net interest income after
    provision for loan losses                                     5,878             4,806              3,021             2,491
                                                               --------           -------            -------           -------

 Other operating income:
   Service charges on deposit accounts                              787               703                401               366
   Residential mortgage origination fees                            253               408                128               227
   Commissions from sales of mutual funds                            75                24                 31                17
   Fees for trust services                                           73                47                 30                 3
   Gain on sales of securities                                        -               175                  -               168
   Gain on sale of Community Trust Company                          150                 -                150                 -
   Other operating income                                           525               461                248               200
                                                               --------           -------            -------           -------
     Total                                                        1,863             1,818                988               981
                                                               --------           -------            -------           -------
 Other operating expenses:
   Salaries and employee benefits                                 3,258             2,860              1,618             1,483
   Net occupancy expense                                            404               319                205               159
   Amortization of intangible assets                                270               266                134               134
   Furniture and equipment expense                                  733               551                370               276
   Other operating expenses                                       2,114             1,873              1,127             1,009
                                                               --------           -------            -------           -------
     Total                                                        6,779             5,869              3,454             3,061
                                                               --------           -------            -------           -------
 Income before income taxes                                         962               755                555               411
 Income tax provision                                               126                72                 91                47
                                                               --------           -------            -------           -------
 Net income                                                    $    836           $   683            $   464           $   364
                                                               --------           -------            -------           -------
 Basic earnings per share                                      $   0.27           $  0.22            $  0.15           $  0.12
 Diluted earnings per share                                    $   0.27           $  0.22            $  0.15           $  0.12

           See notes to condensed consolidated financial statements.

                          COMMUNITY CAPITAL CORPORATION

     Condensed Consolidated Statement of Changes in Shareholders' Equity and
          Comprehensive Income for the six months ended June 30, 2000
                                   (Unaudited)

                                                                                    Accumulated
 (Dollars in thousands)               Common Stock                                     Other
                                  -------------------      Capital    Retained    Comprehensive    Treasury
                                   Shares     Amount       Surplus    Earnings        Income         Stock       Total
                                  --------   --------      -------    --------    --------------   --------      -----
 Balance,
  December 31, 1999              3,122,811    $ 3,123     $ 29,846     $ 1,336      $ (2,802)       $ (285)    $ 31,218

 Net income                                                                836                                      836
 Other comprehensive
  income, net of tax                                                                    (132)                      (132)
                                                                                                               --------
   Comprehensive income                                                                                             704
                                                                                                               --------

 Sales of stock to ESOP             12,683         13           75                                                   88

 5% stock dividend                 156,774        156        1,496      (1,633)                        (19)           -

 Purchase of treasury
  stock (11,100 shares)                                                                                (89)         (89)
                                 ---------    -------     --------       -----      ---------       -------    --------

 Balance,
  June 30, 2000                  3,292,268    $ 3,292     $ 31,417       $ 539      $ (2,934)       $ (393)    $ 31,921
                                 =========    =======     ========       =====      =========       =======    ========

           See notes to condensed consolidated financial statements.

                          COMMUNITY CAPITAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

 (Dollars in thousands)                                                                               Six Months Ended June 30,
                                                                                                     --------------------------
                                                                                                        2000            1999
                                                                                                     ---------       ----------
 Cash flows from operating activities:
   Net income                                                                                          $ 836           $ 683
   Adjustments to reconcile net income to net cash (used) provided by operating activities:
     Depreciation                                                                                        671             453
     Provision for possible loan losses                                                                  261             509
     Amortization of intangible assets                                                                   270             266
     Amortization less accretion on investments                                                          277             108
     Amortization of deferred loan costs                                                                 246             180
     Loss (gain) on sales of securities available-for-sale                                                 -            (175)
     Loss (gain) on sale of premises and equipment                                                       (34)              1
     Gain on sale of Community Trust Company                                                            (150)              -
     Disbursements for mortgages held for sale                                                         8,446          (7,236)
     Proceeds of sales of residential mortgages                                                       (8,311)         10,247
     (Increase) decrease in interest receivable                                                         (316)             99
     Increase (decrease) in interest payable                                                             276            (197)
     (Increase) decrease in other assets                                                                 501             306
     Increase (decrease) in other liabilities                                                            882            (623)
                                                                                                    --------        --------
       Net cash (used) provided by operating activities                                                3,855           4,621
                                                                                                    --------        --------
 Cash flows from investing activities:
    Net increase in loans to customers                                                               (26,529)        (17,398)
    Purchases of securities available-for-sale                                                        (1,494)        (33,237)
    Proceeds from sales of securities available-for-sale                                                   -          26,993
    Proceeds from maturities of securities available-for-sale                                          3,269           8,741
    (Purchases) sales of non-marketable equity securities                                                686             124
    Proceeds from sales of premises and equipment                                                        264          (2,374)
    Purchases of premises and equipment                                                               (2,077)              7
    Acquisition of branches                                                                            6,655               -
                                                                                                    --------        --------
         Net cash used by investing activities                                                       (19,226)        (17,144)
                                                                                                    --------        --------
 Cash flows from financing activities:
   Net increase (decrease) in deposits accounts                                                       18,439          (6,600)
   Net increase (decrease) in federal funds purchased and repos                                      (12,159)         13,429
   Proceeds from exercise of stock options                                                                 -              22
   Proceeds from Federal Home Loan Bank borrowings                                                    31,000          13,000
   Proceeds from other borrowings                                                                      2,615           1,100
   Proceeds from stock sales to ESOP                                                                      88             145
   Purchase of treasury stock                                                                            (89)              -
   Repayments of Federal Home Loan Bank borrowings                                                   (18,665)         (6,440)
   Repayments of other borrowings                                                                     (2,300)         (2,450)
                                                                                                    --------        --------
    Net cash provided by financing activities                                                         18,929          12,206
                                                                                                    --------        --------
 Net increase (decrease) in cash and cash equivalents                                                  3,558            (317)

 Cash and cash equivalents, beginning of period                                                        8,722          10,327
                                                                                                    --------        --------

 Cash and cash equivalents, end of period                                                           $ 12,280        $ 10,010
                                                                                                    ========        ========


           See notes to condensed consolidated financial statements.

                          COMMUNITY CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2000 and for the interim periods ended June 30, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 1999 Annual Report.

Community Capital Corporation (the Company) is a multi-bank holding company for five subsidiary banks. The subsidiary banks include: Greenwood Bank & Trust (Greenwood Bank), Clemson Bank & Trust (Clemson Bank), Community Bank & Trust, formerly Bank of Barnwell County (Barnwell Bank), TheBank (Belton Bank), and Mid State Bank, formerly The Bank of Newberry County (Newberry Bank). Capital Trust Services Company (Trust Company) is the subsidiary that provides trust functions.

Note 2 - Supplemental Cash Flow Information
-------------------------------------------

 (Dollars in thousands)                                           Six Months Ended June 30,
                                                                  -------------------------
                                                                    2000             1999
                                                                  -------          -------
 Cash paid during the period for:
   Income taxes                                                  $    165          $   240
   Interest                                                         7,187            5,776
 Details of the acquisition of the new branch:
   Loans, including accrued interest receivable                  $     19          $     -
   Premises and equipment                                             388                -
   Intangible core deposit premiums                                   185                -
   Other, net                                                          13                -
   Deposits, including accrued interest payable                    (7,260)               -
                                                                 ---------         --------
       Cash received for net liabilities assumed                 $ (6,655)         $     -
                                                                 =========         ========

Note 3 - Advances from the Federal Home Loan Bank
-------------------------------------------------

Advances from the Federal Home Loan Bank of Atlanta to the banking subsidiaries were $33,064,000 as of June 30, 2000. Of this amount, the following have scheduled maturities greater than one year:

        Maturing on                              Interest Rate                     Principal
   ----------------------            --------------------------------              ---------
   (Dollars in thousands)
          02/03/00                   5.97% - fixed                                 $     89
          03/17/03                   6.41% - fixed, callable 03/17/01                10,000
          09/22/03                   4.70% - fixed, callable 09/22/00                 3,000
          03/17/05                   6.60% - fixed, callable 03/17/02                 5,000
          03/26/08                   5.51% - fixed, callable 03/26/03                 1,500
          02/02/09                   4.95% - fixed                                      875
          03/17/10                   5.92% - fixed, callable 03/17/01                 5,000
          03/30/10                   6.02% - fixed, callable 03/30/01                 2,000
          03/30/10                   6.02% - fixed, callable 03/30/01                 4,000
                                                                                   --------
                                                                                   $ 31,464
                                                                                   ========

                          COMMUNITY CAPITAL CORPORATION

                                   (Unaudited)

Note 4 - Long-Term Debt
-----------------------

During 1998, the Company borrowed funds from an unrelated financial institution to use for capital infusions into the Belton Bank in order to maintain minimum capital requirements due to an increase in the asset base resulting from the purchase of two branch offices of Carolina First Bank. This note was modified on June 30, 2000. The Company can now borrow up to $8,000,000 under the terms of the agreement. The promissory note is collateralized by the stock of the subsidiary banks and bears interest at a simple rate per annum equal to the one month London Interbank Offered Rate plus 200 basis points. Interest is payable on a quarterly basis; principal payments are due in ten equal installments, beginning on the third anniversary of the modification of the note, with the final balance due on June 30, 2012. The principal balance is $1,390,000 as of June 30, 2000, with scheduled principal reductions as follows:

(Dollars in thousands)                Amount
                                     --------
2003                                 $    139
2004                                      139
After five years                        1,112
                                     --------
                                     $  1,390
                                     ========

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

Note 5 - Shareholders' Equity
-----------------------------

During the first six months of 2000, there were 12,683 shares of stock sold to the Employee Stock Ownership Plan at market prices in the amount of $88,000. There were no options exercised by the employees and directors of the Company. The Company purchased 11,100 shares of treasury stock during the first quarter of 2000 for $89,000.

On May 24, 2000, the Board of Directors declared a 5% stock dividend to shareholders of record as of June 30, 2000. Accordingly, amounts equal to the fair market value of the additional shares issued have been charged to retained earnings and credited to common stock and capital surplus. Earnings per share, weighted average shares outstanding and outstanding stock options, have been restated to reflect the 5% stock dividend. The dividend is payable on July 31, 2000.

Note 6 - Earnings Per Share
---------------------------

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the six and three month periods ended June 30, 2000 and 1999 are as follows:

                                                                Six Months Ended June 30, 2000
                                                          ------------------------------------------
(Dollars in thousands, except per share)                    Income           Shares        Per Share
                                                          (Numerator)    (Denominator)       Amount
                                                          -----------    -------------     ---------
Basic earnings per share
  Income available to common shareholders                    $ 836         3,085,937        $ 0.27
Effect of dilutive securities                                                               ======
  Stock options                                                  -             3,541
Diluted earnings per share                                   -----         ---------
  Income available to common shareholders
    plus assumed conversions                                 $ 836         3,089,478        $ 0.27
                                                             =====         =========        ======

                          COMMUNITY CAPITAL CORPORATION

                                   (Unaudited)

Note 6 - Earnings Per Share - Continued
---------------------------

                                                                                    Six Months Ended June 30, 1999
                                                                              ------------------------------------------
(Dollars in thousands, except per share)                                        Income           Shares        Per Share
                                                                              (Numerator)    (Denominator)       Amount
                                                                              -----------    -------------    ----------
Basic earnings per share
  Income available to common shareholders                                       $ 683          3,103,108         $ 0.22
                                                                                                                 ======
Effect of dilutive securities
  Stock options                                                                     -              8,706
                                                                                -----          ---------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions                                                    $ 683          3,111,814         $ 0.22
                                                                                =====          =========         ======

                                                                                    Three Months Ended June 30, 2000
                                                                              ------------------------------------------
(Dollars in thousands, except per share)                                        Income           Shares        Per Share
                                                                              (Numerator)    (Denominator)       Amount
                                                                              -----------    -------------    ----------
Basic earnings per share
  Income available to common shareholders                                       $ 464          3,092,733         $ 0.15
                                                                                                                 ======
Effect of dilutive securities
  Stock options                                                                     -                  -
                                                                                -----          ---------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions                                                    $ 464          3,092,733         $ 0.15
                                                                                =====          =========         ======

                                                                                    Three Months Ended June 30, 1999
                                                                              ------------------------------------------
(Dollars in thousands, except per share)                                        Income           Shares        Per Share
                                                                              (Numerator)    (Denominator)       Amount
                                                                              -----------    -------------    ----------
Basic earnings per share
  Income available to common shareholders                                       $ 364          3,107,024         $ 0.12
                                                                                                                 ======
Effect of dilutive securities
  Stock options                                                                     -             11,202
                                                                                -----          ---------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions                                                    $ 364          3,118,226         $ 0.12
                                                                                =====          =========         ======

                          COMMUNITY CAPITAL CORPORATION

                                   (Unaudited)

Note 7 - Comprehensive Income
-----------------------------

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects for the six and three month periods ended June 30, 2000 and 1999:


 (Dollars in thousands)                                                             Pre-tax        (Expense)      Net-of-tax
                                                                                     Amount         Benefit         Amount
                                                                                   -----------------------------------------
 For the Six Months Ended June 30, 2000:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period                     $   (200)        $    68       $   (132)
   Less: reclassification adjustment for gains realized in net income                     -               -              -
                                                                                   ---------        -------       ---------
 Net unrealized gains (losses) on securities                                          (200)             68           (132)
                                                                                   ---------        -------       ---------

 Other comprehensive income                                                        $   (200)        $    68       $   (132)
                                                                                   =========        =======       =========
 (Dollars in thousands)                                                             Pre-tax        (Expense)      Net-of-tax
                                                                                     Amount         Benefit         Amount
                                                                                   -----------------------------------------
 For the Six Months Ended June 30, 1999:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period                     $ (3,946)        $ 1,342       $ (2,604)
   Less: reclassification adjustment for gains realized in
    net income                                                                         (175)             60           (115)
                                                                                   ---------        -------       ---------

 Net unrealized gains (losses) on securities                                        (4,121)          1,402         (2,719)
                                                                                   ---------        -------       ---------

 Other comprehensive income                                                        $ (4,121)        $ 1,402       $ (2,719)
                                                                                   =========        =======       =========
 (Dollars in thousands)                                                             Pre-tax        (Expense)      Net-of-tax
                                                                                     Amount         Benefit         Amount
                                                                                   -----------------------------------------
 For the Three Months Ended June 30, 2000:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period                     $    496         $  (232)      $    264
   Less: reclassification adjustment for gains realized in net income                     -               -              -
                                                                                   ---------        -------       ---------
 Net unrealized gains (losses) on securities                                           496            (232)           264
                                                                                   ---------        -------       ---------

 Other comprehensive income                                                        $    496         $  (232)      $    264
                                                                                   =========        =======       =========
 (Dollars in thousands)                                                             Pre-tax        (Expense)      Net-of-tax
                                                                                     Amount         Benefit         Amount
                                                                                   -----------------------------------------
 For the Three Months Ended June 30, 1999:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period                     $ (2,789)        $   948       $ (1,841)
   Less: reclassification adjustment for gains realized in net income                  (168)             58           (110)
                                                                                   ---------        -------       ---------
 Net unrealized gains (losses) on securities                                        (2,957)          1,006         (1,951)
                                                                                   ---------        -------       ---------
 Other comprehensive income                                                        $ (2,957)        $ 1,006       $ (1,951)
                                                                                   =========        =======       =========

                          COMMUNITY CAPITAL CORPORATION

                                   (Unaudited)

Note 8 - Acquisition of Branches
--------------------------------

On March 31, 2000, Mid State Bank entered into a Purchase and Assumption Agreement to acquire certain assets and deposits associated with a branch office of Carolina First Bank. At the close of business on June 25, 2000, Mid State Bank acquired the deposits of a branch located in Newberry County, South Carolina, which had approximately $7,260,433 in deposits (unaudited).

At the closing, and subject to the terms of the Purchase and Assumption Agreement, Mid State Bank paid Carolina First a premium of 3.00% on the assumed Carolina First Bank's deposits other than certificates of deposit greater than or equal to $100,000. The assets acquired and the liabilities assumed were recorded at fair value. The premium is being amortized over fifteen years on a straight-line basis.

The principal assets acquired and liabilities assumed in the purchase are summarized as follows:


 (Dollars in thousands)
 Loans, including accrued interest receivable             $     18,714
 Premises and equipment                                        387,820
 Intangible core deposit premiums                              185,154
 Other, net                                                     13,559
 Deposits, including accrued interest payable               (7,260,433)
                                                          -------------
      Cash received for net liabilities assumed           $ (6,655,186)
                                                          =============

The Company has not presented pro forma financial information because the Carolina First Bank branch does not constitute a business, and income statement information was either not available or incomplete.

Note 9 - Sale of Subsidiary
---------------------------

Community Capital Corporation sold Community Trust Company to one individual investor. The transaction was completed during the second quarter of 2000 and consisted of the sale of all assets and liabilities at their respective book values.

The $150,000 gain from the sale of Community Trust Company is included in the statements of operations.

As a result of the sale of Community Trust Company, a new subsidiary, Capital Trust Services Company was formed to provide trust services to the subsidiary banks. The new entity was capitalized by the parent company at $100,000.

                          COMMUNITY CAPITAL CORPORATION



               Review by Independent Certified Public Accountants
               --------------------------------------------------




Tourville, Simpson and Caskey, L.L.P., the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2000, and for the three and six month periods ended June 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

                          COMMUNITY CAPITAL CORPORATION



          Report on Review by Independent Certified Public Accountants
          ------------------------------------------------------------


The Board of Directors
Community Capital Corporation
Greenwood, South Carolina

We have reviewed the accompanying condensed consolidated balance sheet of Community Capital Corporation and subsidiaries (the Company) as of June 30, 2000, the related condensed consolidated statements of income for the three and six month periods ended June 30, 2000 and 1999, the related condensed consolidated statement of changes in shareholders' equity and comprehensive income for the six month period ended June 30, 2000, and the related condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and, in our report dated February 10, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                           TOURVILLE, SIMPSON AND CASKEY, L.L.P.
Columbia, South Carolina
August 9, 2000

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

The following is a discussion of the Company's financial condition as of June 30, 2000 compared to December 31, 1999 and the results of operations for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations
---------------------

Net Interest Income

For the six months ended June 30, 2000, net interest income, the major component of the Company's net income, was $6,139,000 compared to $5,315,000 for the same period of 1999, an increase of $824,000. For the three months ended June 30, 2000, net interest income was $3,105,000 compared to $2,726,000 for the comparable period of 1999. The improvements in the 2000 periods were primarily attributable to the increase in the volume of loans and the increase in net interest margin to a lesser extent. The average rate realized on interest-earning assets increased to 8.16% from 7.57%, while the average rate paid on interest-bearing liabilities increased to 4.82% from 4.32% for the six month periods ended June 30, 2000 and 1999, respectively.

The net interest spread and net interest margin were 3.34% and 3.68%, respectively, for the six month period ended June 30, 2000, compared to 3.25% and 3.69% for the six month period ended June 30, 1999.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2000 and 1999, the provision was $260,000 and $509,000, respectively. For the three months ended June 30, 2000 and 1999, the provision for loan losses was $84,000 and $235,000, respectively. The Company's nonperforming loans totaled $560,000 at June 30, 2000 compared to $1,522,000 at June 30, 1999. Criticized and classified loans have decreased from $11,788,000 at June 30, 1999 to $6,368,000 at June 30, 2000.
The majority of the potential problem loans continue to be at the Greenwood and Barnwell banks. Criticized and classified loans were $3,206,000 and $1,847,000 at the Greenwood and Barnwell banks, respectively. The Company has continued to decrease its provision for loan losses as a result of the decrease in criticized, classified, and nonperforming loans. Based on present information, management believes the allowance for loan losses is adequate at June 30, 2000 to meet presently known and inherent risks in the loan portfolio.

Noninterest Income

Total noninterest income for the six months ended June 30, 2000 was $1,863,000; an increase of $45,000 compared to $1,818,000 for the six months ended June 30, 1999. Total noninterest income for the quarter ended June 30, 2000 was $988,000, or 0.71%, higher than the second quarter of 1999.

Service charge income increased $84,000 from the six months ended June 30, 1999 to the six months ended June 30, 2000 and $35,000 from the three months ended June 30, 1999 to the three months June 30, 2000. Other operating income increased $64,000 and $48,000 from the six and three months ended June 30, 1999, respectively, to the six and three months ended June 30, 2000. The Company also realized a gain of $150,000 on the sale of Community Trust Company during the three months ended June 30, 2000. The Company realized gains of $175,000 and $168,000 from the sale of securities during the six and three months ended June 30, 1999. The Company also experienced a decrease in residential mortgage origination fees as rising residential mortgage rates discouraged home refinancing. Residential mortgage origination fees decreased from $408,000 to $253,000 for the six months ended June 30, 1999, compared to the six months ended June 30, 2000 and decreased from $227,000 to $128,000 for the three months ended June 30, 1999, compared to the six months ended June 30, 2000.

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results
-------------------------------------------------------------------------------
Of Operations - Continued
-------------

Noninterest Expense

Total noninterest expense for the first six months of 2000 was $6,779,000, an increase of $910,000, or 15.51%, when compared to the first six months of 1999. For the quarter ended June 30, 2000, noninterest expense was $3,454,000, an increase of $393,000, or 12.84%, over the comparable period of 1999.

The primary component of noninterest expense is salaries and benefits, which were $3,258,000 and $2,860,000 for the six months ended June 30, 2000 and 1999, respectively and $1,618,000 and $1,483,000 for the three months ending June 30, 2000 and 1999, respectively. These increases are the result of the additional staff to assist with the growth of the Company and normal pay raises. Furniture and equipment expense increased to $733,000 for the six month period ending June 30, 2000, a gain of 33.03% over the related period in 1999 due primarily to depreciation charges realized on additional equipment operating throughout the Company. Other expenses also increased 12.87% to $2,114,000 for the first six months of 2000.

Income Taxes

For the six months ended June 30, 2000 and 1999, the effective income tax rate was 13.10% and 9.54%, respectively, and the income tax provision was $126,000 and $72,000, respectively. For the quarter ended June 30, 2000, the effective tax rate was 16.40% compared to 11.44% for the second quarter of 1999. The increases in the effective tax rate were due to an increase in the amount of loan interest income that was proportionately much larger than the increase in the amount of nontaxable income from securities.

Net Income

The combination of the above factors resulted in net income of $836,000 for the six months ended June 30, 2000 compared to $683,000 for the comparable period in 1999. For the quarter ended June 30, 2000, net income was $464,000, an increase of $100,000 when compared to the second quarter of 1999.

The Company reported profits at the Greenwood Bank, the Clemson Bank, the Belton Bank, and the Barnwell Bank for the six months ended June 30, 2000. The Newberry Bank experienced losses for the six months ended June 30, 2000.

Assets and Liabilities

During the first six months of 2000, total assets grew $28,051,000, or 7.8%, when compared to December 31, 1999. The Company experienced growth of 11.88% in the loan area during the first six months of 2000. However, this growth was partially offset by a decrease in securities. On the liability side, total deposits increased $25,699,000, or 9.99%, to $282,946,000 at June 30, 2000. The
increase in deposits includes approximately $7,200,000 deposits acquired by Mid State Bank in the Prosperity branch acquisition.

Investment Securities

Investment securities decreased $2,938,000 during the six month period. The decrease was primarily due to a reduction of $2,252,000 in securities available-for-sale. Proceeds from the maturities of securities were used to fund the loan growth.

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results
-------------------------------------------------------------------------------
Of Operations - Continued
-------------

Loans

Loans receivable increased $26,014,000, or 11.88%, since December 31, 1999. This increase was due to loan growth at all of the Company's subsidiary banks, especially the Barnwell Bank and Newberry Bank. Balances within the major loan receivable categories as of June 30, 2000 and December 31, 1999 are as follows:



 (Dollars in thousands)                             June 30,       December 31,
                                                      2000            1999
                                                   --------        -----------

 Commercial and agricultural                      $  35,092        $  29,740
 Real estate                                        156,969          135,957
 Home equity                                         17,921           17,218
 Consumer, installment                               29,786           30,084
 Consumer, credit card and checking                   1,266            2,172
 Residential mortgages held for sale & other          4,034            3,883
                                                   --------        ---------
                                                  $ 245,068        $ 219,054
                                                   ========        =========


Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:


(Dollars in thousands)                                                                            June 30,
                                                                                         -------------------------
                                                                                            2000            1999
                                                                                         ----------      ---------
Loans:
   Nonaccrual loans                                                                      $   475         $ 1,469
  Accruing loans more than 90 days past due                                              $    85         $    53

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:

   Criticized                                                                            $ 4,289         $ 7,033
   Classified                                                                            $ 2,079         $ 4,755


Activity in the Allowance for Loan Losses is as follows:

 (Dollars in thousands)                                                 June 30,
                                                               -------------------------
                                                                   2000            1999
                                                               ----------      ---------
 Balance, January 1,                                          $    2,557      $   2,399
 Provision for loan losses for the period                            261            509
 Chargeoffs                                                         (278)          (510)
 Recoveries                                                          125             88
                                                               ----------      ---------
 Balance, end of period                                       $    2,665      $   2,486
                                                               ==========      =========
 Gross loans outstanding, end of period                       $  245,068      $ 186,330

 Allowance for loan losses to loans outstanding                     1.09%          1.33%

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results
-------------------------------------------------------------------------------
Of Operations - Continued
-------------

Premises and Equipment

Purchases of fixed assets during the first six months of 2000 totaled $2,277,000 for all institutions. Of this amount, $1,721,000 of these purchases was in the second quarter of 2000. These totals include the promises and equipment of the Prosperity branch acquired from Carolina First, which totaled $387,820.

Deposits

Total deposits increased $25,699,000, or 9.99%, from December 31, 1999. The increase includes approximately $7,200,000 deposits obtained in the Prosperity branch acquisition. Expressed in percentages, noninterest-bearing deposits increased 6.95%, while interest-bearing deposits increased by 10.35%.

Balances within the major deposit categories as of June 30, 2000 and December 31, 1999 are as follows:


(Dollars in thousands)                            June 30,     December 31,
                                                   2000           1999
                                                ---------     ------------
Noninterest-bearing demand deposits            $   29,327      $  27,422
Interest-bearing demand deposits                   50,193         45,560
Money market accounts                              51,453         38,419
Savings deposits                                   27,790         26,642
Certificates of deposit                           124,183        119,204
                                               ----------      ---------
                                               $  282,946      $ 257,247
                                               ==========      =========


Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to the banking subsidiaries were $33,064,000 as of June 30, 2000. Of this amount, the following have scheduled maturities greater than one year:


        Maturing on                              Interest Rate                     Principal
    ----------------------           --------------------------------              ---------
   (Dollars in thousands)
          02/03/00                   5.97% - fixed                                $     89
          03/17/03                   6.41% - fixed, callable 03/17/01               10,000
          09/22/03                   4.70% - fixed, callable 09/22/00                3,000
          03/17/05                   6.60% - fixed, callable 03/17/02                5,000
          03/26/08                   5.51% - fixed, callable 03/26/03                1,500
          02/02/09                   4.95% - fixed                                     875
          03/17/10                   5.92% - fixed, callable 03/17/01                5,000
          03/30/10                   6.02% - fixed, callable 03/30/01                2,000
          03/30/10                   6.02% - fixed, callable 03/30/01                4,000
                                                                                  ---------
                                                                                  $ 31,464
                                                                                  =========

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results
-------------------------------------------------------------------------------
Of Operations - Continued
-------------

Long-Term Debt

During 1998, the Company borrowed funds from an unrelated financial institution to use for capital infusions into the Belton Bank in order to maintain minimum capital requirements due to an increase in the asset base resulting from the purchase of two branch offices of Carolina First Bank. This note was modified on June 30, 2000. The Company can now borrow up to $8,000,000 under the terms of the agreement. The promissory note is collateralized by the stock of the subsidiary banks and bears interest at a simple rate per annum equal to the one month London Interbank Offered Rate plus 200 basis points. Interest is payable on a quarterly basis; principal payments are due in ten equal installments, beginning on the third anniversary of the modification of the note, with the final balance due on June 30, 2012. The principal balance is $1,390,000 as of June 30, 2000, with scheduled principal reductions as follows:


(Dollars in thousands)                         Amount
                                              --------
2003                                          $    139
2004                                               139
After five years                                 1,112
                                              --------
                                              $  1,390
                                              ========

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

Capital

Quantitative measures established by the federal banking agencies to ensure capital adequacy require the Company and its banking subsidiaries to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Company and its banking subsidiaries are also required to maintain capital at a minimum level based on total average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios at least 1% to 2% above the minimum.

The following table summarizes the capital ratios of the Company and its banking subsidiaries and the regulatory minimum requirements at June 30, 2000:

                                                                     Tier 1          Total          Tier 1
                                                                  Risk-based      Risk-based       Leverage
                                                                  ----------      ----------       --------
Actual ratio:
  Community Capital Corporation                                     11.08%          12.07%           8.03%
  Greenwood Bank & Trust                                             9.57%          10.36%           7.72%
  Clemson Bank & Trust                                              10.90%          11.91%           8.83%
  Community Bank & Trust                                            11.42%          12.72%           8.30%
  TheBank                                                           14.84%          15.91%           7.81%
  Mid State Bank                                                    12.19%          13.14%           9.02%

Regulatory minimums:
 For capital adequacy purposes                                       4.00%           8.00%           4.00%
 To be well-capitalized under prompt action provisions               6.00%          10.00%           5.00%

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion And Analysis Of Financial Condition And Results
-------------------------------------------------------------------------------
Of Operations - Continued
-------------

Liquidity and Capital Resources

Shareholders' equity was increased by the $88,000 proceeds from sales of stock to the Employee Stock Ownership Plan and net income of $836,000. Due to changes in the market rates of interest, the fair value of the Company's securities available-for-sale decreased, which had the effect of decreasing shareholders' equity by $132,000 net of the deferred taxes for the six months ended June 30, 2000 when compared to December 31, 1999. Shareholders' equity was also decreased by the purchase of $89,000 of treasury stock.

During the first six months of 2000, the Company has received a net amount of $12,335,000 in advances from the Federal Home Loan Bank. These funds have been used to support the substantial loan growth throughout all five of the Company's subsidiary banks during the first six months of 2000. For the near term, maturities and sales of securities available-for-sale are expected to be a primary source of liquidity as the Company and its subsidiary banks deploy these funds into loans to achieve the desired mix of assets and liabilities. The Company also expects to build its deposit base in its new markets. Advances from the Federal Home Loan Bank and the Bankers Bank will also continue to serve as a funding source, at least for the near future. Short-term borrowings by the banks are not expected to be a primary source of liquidity for the near term; however, the Company has approximately $58,750,000 of unused lines of credit to purchase federal funds.

Regulatory Matters

The management of the Company is not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

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

Factors which could cause actual results to differ from expectations include, among other things, the challenges, costs and complications associated with the continued development of the Company's recently acquired branches; the ability of the Company to effectively integrate and staff the operations of the branches as well as the operations allocated to the base of deposits acquired in connection with the branch acquisitions; the ability of the Company to retain and deploy in a timely manner the cash associated with branch acquisitions into assets with satisfactory yields and credit risk profiles; the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of the Company; the Company's dependence on senior management; competition from existing financial institutions operating in the Company's market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks and more comprehensive services; the potential adverse impact on net income of rapidly increasing interest rates; adverse changes in the general economic conditions in the geographic markets served by the Company; the challenges and uncertainties in the implementation of the Company's expansion and development strategies; the potential negative effects of future legislation affecting financial institutions; and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

                          COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2000, the Company sold an aggregate of 9,033 shares of Common Stock to its Employee Stock Ownership Plan without registration under the Securities Act of 1933, as amended (the "1933 Act"). The following sets forth the dates and amount of such sales:

           Date                         Shares                      Proceeds
       -------------                    ------                      --------

       June 22, 2000                    6,032                        $40,152
       June 25, 2000                    3,001                        $19,882


In each case, all of the shares were sold at the quoted market price at the time of sale and were issued pursuant to the exemption from registration contained in
Section 4(2) of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that the purchaser was given and had access to detailed financial information with respect to the Company and possessed requisite financial sophistication. The Company did not sell any other equity securities during the quarter ended June 30, 2000, which were not registered under the 1933 Act.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

On May 24, 2000, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing members to the board of directors, and (b) ratifying the appointment of Tourville, Simpson & Caskey, L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 2000. Seven members were up for election for three-year terms, one member for a two-year term, and one member for a one-year term. Each of the nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company, and Tourville, Simpson & Caskey, L.L.P. received the requisite number of affirmative votes required for approval pursuant to the Bylaws of the Company. Of the 3,126,462 outstanding shares of the Company, 2,592,534 shares were either voted in person or by proxy for the two matters presented for shareholders' approval.

Item 6. Exhibits And Reports on Form 8-K
----------------------------------------

(a)      Exhibits

         10.19 Employment Agreement dated June 30, 2000 between Community Capital Corporation and Ralph Wesley Brewer.

         21.1     Subsidiaries of the Registrant

         27.1     Financial Data Schedule

(b) Reports on Form 8-K. The following reports were filed on Form 8-K during the quarter ended June 30, 2000.

         99 Press release dated April 5, 2000 to announce that Mid State Bank signed a letter of intent to purchase a branch of Anchor Bank in Saluda, South Carolina. (Incorporated by reference to
                  Exhibit 99 of the Company's Form 8-K filed with the SEC on April 7, 2000.)

         99 Press release dated April 7, 2000 to announce that Mid State Bank signed a letter of intent to purchase a branch of Carolina First Bank in Prosperity, South Carolina. (Incorporated by reference to Exhibit 99 of the Company's Form 8-K filed with the SEC on April 10, 2000.)

Items 1, 3, and 5 are not applicable.

                          COMMUNITY CAPITAL CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        By:  /s/ WILLIAM G. STEVENS
                                             -----------------------------------
                                             William G. Stevens
                                             President & Chief Executive Officer



Date: August 14, 2000                   By:  /s/ R. WESLEY BREWER
                                             -----------------------------------
                                             R. Wesley Brewer
                                             Chief Financial Officer