Form 10-Q
period 2000-09-30
COMMUNITY CAPITAL CORP /SC/
filed 2000-11-13
CIK 832847

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                         FORM 10-Q

     X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   -----            OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

                                  YES X NO ____
                                 ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                3,291,631 shares of common stock, $1.00 par value


                                  PAGE 1 OF 22
                             EXHIBIT INDEX ON PAGE 2

                          COMMUNITY CAPITAL CORPORATION

                                      Index


PART I. FINANCIAL INFORMATION                                                                              Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2000 and December 31, 1999.........................3

         Condensed Consolidated Statements of Operations - Nine months ended
           September 30, 2000 and 1999 and three months ended September 30, 2000 and 1999.........................4

         Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2000...................................................................6

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2000 and 1999..........7

         Notes to Condensed Consolidated Financial Statements..................................................8-12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.................13-19

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K.........................................................................20

         (a) Exhibits............................................................................................20

         (b) Reports on Form 8-K.................................................................................20


                          COMMUNITY CAPITAL CORPORATION

                     Condensed Consolidated Balance Sheets

 (Dollars in thousands)                                               September 30,   December 31,
                                                                          2000           1999
                                                                      -------------   -------------
                                                                       (Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks                                                $   8,442       $   8,224
Interest-bearing deposit accounts                                            508             488
Federal funds sold & repurchase agreements                                   -                10
                                                                       ---------       ---------
Total cash and cash equivalents                                            8,950           8,722
                                                                       ---------       ---------

Securities:
Securities available-for-sale                                             99,340         103,371
Securities held-to-maturity (estimated fair value of $620
  at September 30, 2000 and December 31, 1999)                               620             620
 Nonmarketable equity securities                                           5,500           4,935
                                                                       ---------       ---------
Total securities                                                         105,460         108,926
                                                                       ---------       ---------

Loans receivable                                                         273,681         219,054
Less allowance for loan losses                                            (3,002)         (2,557)
                                                                       ---------       ---------
Loans, net                                                               270,679         216,497
                                                                       ---------       ---------

Premises and equipment, net                                               15,178          12,532
Intangible assets                                                          6,951           5,020
Accrued interest receivable                                                3,415           2,800
Other assets                                                               4,748           5,171
                                                                       ---------       ---------
Total assets                                                           $ 415,381       $ 359,668
                                                                       ---------       ---------

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing                                                    $  29,112       $  27,422
Interest-bearing                                                         299,460         229,825
                                                                       ---------       ---------
Total deposits                                                           328,572         257,247
                                                                       ---------       ---------

Federal funds purchased and securities sold
   under agreements to repurchase                                         10,879          46,493
Advances from the Federal Home Loan Bank                                  32,424          20,729
Long-term debt                                                             5,825           1,575
Accrued interest payable                                                   2,404           1,298
Other liabilities                                                          1,925           1,108
                                                                       ---------       ---------
Total liabilities                                                        382,029         328,450
                                                                       ---------       ---------

Shareholders' Equity
Common stock, $1 par value, 10,000,000 shares authorized,
  3,291,631 and 3,122,811 shares issued and outstanding
  at September 30, 2000 and December 31, 1999, respectively                3,292           3,123
Capital surplus                                                           30,780          29,846
Retained earnings                                                          1,650           1,336
Accumulated other comprehensive income (loss)                             (1,982)         (2,802)
Treasury stock at cost; 43,580 and 30,405 shares at September 30,
  2000 and December 31,1999 respectively                                    (388)           (285)
                                                                       ---------       ---------
Total shareholders' equity                                                33,352          31,218
                                                                       ---------       ---------
Total liabilities and shareholders' equity                             $ 415,381       $ 359,668
                                                                       ---------       ---------


           See notes to condensed consolidated financial statements.

                          COMMUNITY CAPITAL CORPORATION

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

 (Dollars in thousands)                        Nine Months Ended        Three Months Ended
                                                 September 30,             September 30,
                                           ---------------------     ---------------------
                                              2000         1999         2000         1999
                                           ---------    ---------    ---------    ---------
Interest income:
Loans, including fees                       $16,982      $11,970      $ 6,397      $ 4,245
Investment securities:
Taxable                                       3,479        3,832        1,139        1,245
Tax-exempt                                      986          891          329          329
Other interest income                            37           67           17           47
                                          ---------    ---------    ---------    ---------
Total                                        21,484       16,760        7,882        5,866
                                          ---------    ---------    ---------    ---------
Interest expense:
Deposits                                      8,572        7,292        3,483        2,398
Federal Home Loan Bank advances               1,422          476          510          186
Other interest expense                        1,991          794          529          399
                                          ---------    ---------    ---------    ---------
Total                                        11,985        8,562        4,522        2,983
                                          ---------    ---------    ---------    ---------

Net interest income                           9,499        8,198        3,360        2,883
Provision for loan losses                       276          686           15          177
                                          ---------    ---------    ---------    ---------
Net interest income after
   provision for loan losses                  9,223        7,512        3,345        2,706
                                          ---------    ---------    ---------    ---------
Other operating income:
Service charges on deposit accounts           1,240        1,076          453          373
Residential mortgage origination fees           388          540          135          132
Commissions from sales of mutual funds           93           38           18           14
Fees for trust services                         102           76           29           29
Gain on sales of securities                     -            175          -            -
Gain on sale of Community
   Trust Company                                150          -            -            -

Other operating income                          761          610          236          149
                                          ---------    ---------    ---------    ---------
Total                                         2,734        2,515          871          697
                                          ---------    ---------    ---------    ---------

Other operating expenses:
Salaries and employee benefits                5,083        4,245        1,825        1,385
Net occupancy expense                           627          511          223          192
Amortization of intangible assets               440          402          170          136
Furniture and equipment expense               1,179          861          446          310
Other operating expenses                      3,078        2,818          964          945
                                          ---------    ---------    ---------    ---------
Total                                        10,407        8,837        3,628        2,968
                                          ---------    ---------    ---------    ---------

Income before income taxes                    1,550        1,190          588          435
Income tax provision                            231          127          105           55
                                          ---------    ---------    ---------    ---------

Net income                                  $ 1,319      $ 1,063      $   483      $   380
                                          ---------    ---------    ---------    ---------

Basic earnings per share                    $  0.42      $  0.34      $  0.15      $  0.12
Diluted earnings per share                  $  0.42      $  0.34      $  0.15      $  0.12



            See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION

     Condensed Consolidated Statement of Changes in Shareholders' Equity and
        Comprehensive Income for the nine months ended September 30, 2000
                                   (Unaudited)



                                                                                       Accumulated
                                      Common Stock                                        Other
 (Dollars in thousands)            --------------------      Capital     Retained     Comprehensive    Treasury
                                     Shares       Amount     Surplus     Earnings        Income          Stock       Total
                                  ----------  ----------  ----------  ----------       ----------     ----------   ----------
 Balance,
  December 31, 1999                3,122,811     $ 3,123    $ 29,846     $ 1,336        $ (2,802)     $ (285)      $ 31,218

 Net income                                                                1,319                                      1,319
 Other comprehensive
   income, net of tax                                                                        820                        820
                                                                                                                  ---------
Comprehensive income                                                                                                  2,139
                                                                                                                  ---------
 Sales of stock to ESOP               12,683          13          75                                                     88

 5% stock dividend                   156,137         156         859      (1,001)                        (14)            -

 Payment for fractional
   shares                                                                     (4)                                        (4)


 Purchase of treasury
   stock (11,100 shares)                                                                                 (89)           (89)
                                 ----------  ----------  ----------  ----------       ----------     ----------   ----------
 Balance,
  September 30, 2000              3,291,631     $ 3,292    $ 30,780     $ 1,650         $ (1,982)        $ (388)    $ 33,352
                                 ==========  ==========  ==========  ==========       ==========     ==========   ==========



            See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)





 (Dollars in thousands)                                                      Nine Months Ended
                                                                               September 30,
                                                                        ------------------------
                                                                           2000            1999
Cash flows from operating activities:                                  --------       --------
Net income                                                              $  1,319       $  1,063
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation                                                               1,046            865
Provision for possible loan losses                                           276            686
Amortization of intangible assets                                            440            402
Amortization less accretion on investments                                   114            142
Amortization of deferred loan costs                                          361            271
Loss (gain) on sales of securities available-for-sale                        -             (175)
Gain on sale of Community Trust Company (branch)                             150              1
Gain on sale of fixed assets                                                 (34)           -
Disbursements for mortgages held for sale                                (12,774)       (12,039)
Proceeds of sales of residential mortgages                                12,662          9,093
(Increase) decrease in interest receivable                                  (423)          (276)
Increase (decrease) in interest payable                                      666           (278)
(Increase) decrease in other assets                                         (149)          (214)
Increase (decrease) in other liabilities                                     809           (373)
                                                                        --------       --------
Net cash (used) provided by operating activities                           4,463           (832)
                                                                        --------       --------

Cash flows from investing activities:
Net increase in loans to customers                                       (32,745)       (28,610)
Purchases of securities available-for-sale                                   -          (44,057)
Proceeds from sales of securities available-for-sale                         -           37,650
Proceeds from maturities of securities available-for-sale                  5,160         11,404
(Purchases) sales of non-marketable equity securities                       (565)          (113)
Proceeds from sales of premises and equipment                                344         (3,800)
Purchases of premises and equipment                                       (2,961)            10
Proceeds from the acquisition of branches                                 13,568            -
                                                                        --------       --------
Net cash used by investing activities                                    (17,199)       (27,516)
                                                                        --------       --------

Cash flows from financing activities:
Proceeds form exercise of stock options                                      -               22
Proceeds from stock sales to ESOP                                             88            204
Net increase (decrease) in deposits accounts                              32,638         (4,583)
Net increase (decrease) in federal funds purchased and repos             (35,614)        18,800
Proceeds from other borrowings                                             7,000         (7,480)
Proceeds from Federal Home Loan Bank borrowings                           34,600          1,400
Repayments of other borrowings                                            (2,750)        (3,025)
Repayments of Federal Home Loan Bank borrowings                          (22,905)        19,336
Purchase of treasury stock                                                   (89)           -
Payment for fractional shares of stock                                        (4)           -
                                                                        --------       --------
Net cash provided by financing activities                                 12,964         24,674
                                                                        --------       --------
Net increase (decrease) in cash and cash equivalents                         228         (3,674)

Cash and cash equivalents, beginning of period                             8,722         10,327
                                                                        --------       --------
Cash and cash equivalents, end of period                                $  8,950       $  6,653
                                                                        --------       --------

           See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2000 and for the interim periods ended September 30, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 1999 Annual Report.

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

Notes 2-Supplemental Cash Flow Information
------------------------------------------



 (Dollars in thousands)
                                                       2000             1999
                                                 ------------     ------------
 Cash paid during the period for:
 Income taxes                                       $    289         $    258
 Interest                                             11,319            8,840
 Deposits, including accrued interest payable         39,128                -

 Details of the acquisition of the new branch:
 Loans, including accrued interest receivable       $ 22,470         $      -
 Premises and equipment                                  563                -
 Intangible core deposit premiums                      2,250                -
 Other, net                                             (339)               -
 Deposits, including accrued interest payable        (31,867)               -
                                                 ------------     ------------

 Cash received for net liabilities assumed          $  6,923         $      -
                                                 ------------     ------------

                         COMMUNITY CAPITAL CORPORATION

                                   (Unaudited)

Note 3 - Advances from the Federal Home Loan Bank
-------------------------------------------------

Advances from the Federal Home Loan Bank of Atlanta to the banking subsidiaries were $32,424,000 as of September 30, 2000. Of this amount, the following have scheduled maturities greater than one year:


        Maturing on                              Interest Rate                     Principal
   ----------------------            ----------------------------------           -----------
   (Dollars in thousands)
          02/03/03                   5.97% - fixed                                  $     74
          03/17/03                   6.41% - fixed, callable 03/17/01                 10,000
          03/17/05                   6.60% - fixed, callable 03/17/02                  5,000
          03/26/08                   5.51% - fixed, callable 03/26/03                  1,500
          02/02/09                   4.95% - fixed                                       850
          03/17/10                   5.92% - fixed, callable 03/17/01                  5,000
          03/30/10                   6.02% - fixed, callable 03/30/01                  2,000
          03/30/10                   6.02% - fixed, callable 03/30/01                  4,000
                                                                                    --------
                                                                                    $ 28,424
                                                                                    ========


Note 4 - Long-Term Debt
-----------------------

During 1998, the Company borrowed funds from an unrelated financial institution to use for capital infusions into the Belton Bank in order to maintain minimum capital requirements due to an increase in the asset base resulting from the purchase of two branch offices of Carolina First Bank. This note was modified on September 30, 2000. The Company can now borrow up to $8,000,000 under the terms of the agreement. The Company borrowed an additional $4,000,000 of the credit line during the quarter to use as a capital infusion for the Newberry Bank in order to maintain minimum capital requirements due to an increase in the asset base resulting from the purchase of two Carolina First Bank branches in Saluda and Prosperity. The promissory note is collateralized by the stock of the subsidiary banks and bears interest at a simple rate per annum equal to the one-month London Interbank Offered Rate plus 200 basis points. Interest is payable on a quarterly basis; principal payments are due in ten equal installments, beginning on the third anniversary of the modification of the note, with the final balance due on September 30, 2012. The principal balance is $5,325,000 as of September 30, 2000, with scheduled principal reductions as follows:


(Dollars in thousands)                                        Amount
                                                         ----------------
2003                                                       $        533
2004                                                                532
After five years                                                  4,260
                                                           ------------
                                                           $      5,325
                                                           ------------

During 1999, the parent company borrowed $500,000 from another unrelated financial institution. This amount was renewed in the first quarter of 2000. These funds will be used for various projects including the construction of branch offices throughout the Company. Interest is payable quarterly at a variable rate of 0.75% below the highest prime rate published in the Wall Street Journal. The outstanding principal balance plus any accrued interest is payable on February 10, 2001.

                         COMMUNITY CAPITAL CORPORATION

                                   (Unaudited)

Note 5 - Shareholders' Equity
-----------------------------

During the first nine months of 2000, there were 12,683 shares of stock sold to the Employee Stock Ownership Plan at market prices in the amount of $88,000. There were no options exercised by the employees and directors of the Company. The Company purchased 11,100 shares of treasury stock during the first quarter of 2000 for $89,000.

On May 24, 2000, the Board of Directors declared a 5% stock dividend to shareholders of record as of June 30, 2000. Accordingly, amounts equal to the fair market value of the additional shares issued have been charged to retained earnings and credited to common stock and capital surplus. Earnings per share, weighted average shares outstanding, and outstanding stock options, have been restated to reflect the 5% stock dividend. The dividend was paid on July 31, 2000.

Note 6 - Earnings Per Share
---------------------------

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the nine and three month periods ended September 30, 2000 and 1999 are as follows:


(Dollars in thousands, except per share)                                  Nine Months Ended September 30, 2000
                                                                     -------------------------------------------------
                                                                       Income            Shares           Per Share
                                                                     (Numerator)      (Denominator)         Amount
                                                                    ------------     -------------      ------------
Basic earnings per share
Income available to common shareholders                                  $ 1,319         3,140,369          $ 0.42
                                                                                                            ======
Effect of dilutive securities
Stock options                                                                 -              6,970
                                                                         -------         ---------
Diluted earnings per share
Income available to common shareholders
    plus assumed conversions                                             $ 1,319         3,147,339           $ 0.42
                                                                         =======         =========           ======

(Dollars in thousands, except per share)                                  Nine Months Ended September 30, 1999
                                                                     -------------------------------------------------
                                                                       Income            Shares          Per Share
                                                                     (Numerator)      (Denominator)        Amount
                                                                    ------------     -------------      ------------
Basic earnings per share
Income available to common shareholders                                  $ 1,063         3,106,750           $ 0.34
                                                                                                            =======
Effect of dilutive securities
Stock options                                                                  -             2,238
                                                                         -------         ---------
Diluted earnings per share
Income available to common shareholders
   plus assumed conversions                                              $ 1,063         3,108,988           $ 0.34
                                                                         =======         =========          =======


                         COMMUNITY CAPITAL CORPORATION

                                   (Unaudited)

Note 6 - Earnings Per Share - continued
---------------------------

(Dollars in thousands, except per share)                                 Three Months Ended September 30, 2000
                                                                     ---------------------------------------------
                                                                       Income            Shares          Per Share
                                                                     (Numerator)      (Denominator)        Amount
                                                                     -----------      -------------        ------
Basic earnings per share
Income available to common shareholders                                  $ 483         3,246,468           $ 0.15
                                                                                                           ------
Effect of dilutive securities
Stock options                                                                -            11,588
                                                                         -----         ---------
Diluted earnings per share
Income available to common shareholders
  plus assumed conversions                                               $ 483         3,258,056           $ 0.15
                                                                         =====         =========           ======

(Dollars in thousands, except per share)                                 Three Months Ended September 30, 1999
                                                                     ---------------------------------------------
                                                                       Income            Shares          Per Share
                                                                     (Numerator)      (Denominator)        Amount
                                                                     -----------      -------------        ------
Basic earnings per share
  Income available to common shareholders                                $ 380         3,113,916           $ 0.12
                                                                                                           ------
Effect of dilutive securities
  Stock options                                                              -                 -
                                                                         -----         ---------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions                                             $ 380         3,113,916           $ 0.12
                                                                         =====         =========           ======


Note 7 - Comprehensive Income
-----------------------------

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects for the nine and three month periods ended September 30, 2000 and 1999:


 (Dollars in thousands)                                                      Pre-tax       (Expense)       Net-of-tax
                                                                             Amount         Benefit          Amount
                                                                             ------         -------          ------
 For the Nine Months Ended September 30, 2000:
 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period                 $ 1,243          $ (423)         $ 820
 Less: reclassification adjustment for gains realized
  in net income                                                                    -               -              -
                                                                             -------          -------         -----
 Net unrealized gains (losses) on securities                                   1,243            (423)           820
                                                                             -------          -------         -----
 Other comprehensive income                                                  $ 1,243          $ (423)         $ 820
                                                                             =======          =======         =====

                         COMMUNITY CAPITAL CORPORATION

                                   (Unaudited)

Note 7 - Comprehensive Income - continued
-----------------------------

 (Dollars in thousands)                                                          Pre-tax        (Expense)       Net-of-tax
                                                                                  Amount         Benefit          Amount
                                                                                  ------         -------          ------
 For the Nine Months Ended September 30, 1999:
 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period                    $ (4,959)       $ 1,686         $ (3,273)
 Less: reclassification adjustment for gains realized
  in net income                                                                     (175)            60             (115)
                                                                                ---------         -----           -------
 Net unrealized gains (losses) on securities                                      (5,134)         1,746           (3,388)
                                                                                ---------         -----           -------
 Other comprehensive income                                                     $ (5,134)       $ 1,746         $ (3,388)
                                                                                =========         =====           =======

 (Dollars in thousands)                                                          Pre-tax        (Expense)       Net-of-tax
                                                                                  Amount         Benefit          Amount
                                                                                  ------         -------          ------
 For the Three Months Ended September 30, 2000:
 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period                    $ 1,443          $ (491)          $ 952
 Less: reclassification adjustment for gains realized
  in net income                                                                       -               -               -
                                                                                ---------         -----           -------
 Net unrealized gains (losses) on securities                                      1,443            (491)            952
                                                                                ---------         -----           -------
 Other comprehensive income                                                     $ 1,443          $ (491)          $ 952
                                                                                =========         =====           =======


 (Dollars in thousands)                                                          Pre-tax        (Expense)       Net-of-tax
                                                                                  Amount         Benefit          Amount
                                                                                  ------         -------          ------
 For the Three Months Ended September 30, 1999:
 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period                    $ (1,014)          $ 345          $ (669)
 Less: reclassification adjustment for gains realized
  in net income                                                                        -               -               -
                                                                                ---------         -----           -------
 Net unrealized gains (losses) on securities                                      (1,014)           345             (669)
                                                                                ---------         -----           -------
 Other comprehensive income                                                     $ (1,014)         $ 345           $ (669)
                                                                                =========         =====           =======

                         COMMUNITY CAPITAL CORPORATION

                                   (Unaudited)

Note 8 - Acquisition of Branches
--------------------------------

On May 9, 2000, Mid State Bank entered into a Purchase and Assumption Agreement to acquire certain assets and deposits associated with a branch office of Anchor Bank. At the close of business on July 3, 2000, Mid State Bank acquired the deposits of a branch located in Saluda County, South Carolina, which had approximately $31,867,000 in deposits (unaudited).

At the closing, and subject to the terms of the Purchase and Assumption Agreement, Mid State Bank paid Anchor Bank a premium of 8.00% on the assumed Anchor Bank's deposits other than certificates of deposit greater than or equal to $100,000. The assets acquired and the liabilities assumed were recorded at fair value. The premium is being amortized over fifteen years on a straight-line basis.

The principal assets acquired and liabilities assumed in the purchase are summarized as follows:


 (Dollars in thousands)
 Loans, including accrued interest receivable                  $ 22,470
 Premises and equipment                                             563
 Intangible core deposit premiums                                 2,250
 Other, net                                                        (339)
 Deposits, including accrued interest payable                   (31,867)
                                                               ---------
 Cash received for net liabilities assumed                     $  6,923
                                                               =========


The Company has not presented pro forma financial information because the Anchor Bank branch does not constitute a business, and income statement information was either not available or incomplete.

                         COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

The following is a discussion of the Company's financial condition as of September 30, 2000 compared to December 31, 1999 and the results of operations for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations
---------------------

Net Interest Income
-------------------

For the nine months ended September 30, 2000, net interest income, the major component of the Company's net income, was $9,499,000 compared to $8,198,000 for the same period of 1999, an increase of $1,301,000. For the three months ended September 30, 2000, net interest income was $3,360,000 compared to $2,883,000 for the comparable period of 1999. The improvements in the 2000 periods were primarily attributable to the increase in the volume of loans and the increase in net interest margin to a lesser extent. The average rate realized on interest-earning assets increased to 8.13% from 7.73%, while the average rate paid on interest-bearing liabilities increased to 4.94% from 4.31% for the nine month periods ended September 30, 2000 and 1999, respectively.

The net interest spread and net interest margin were 3.19% and 3.59%, respectively, for the nine month period ended September 30, 2000, compared to 3.40% and 3.80% for the nine month period ended September 30, 1999.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2000 and 1999, the provision was $276,000 and $686,000, respectively. For the three months ended September 30, 2000 and 1999, the provision for loan losses was $15,000 and $177,000, respectively. The Company's nonperforming loans totaled $583,000 at September 30, 2000 compared to $1,506,000 at September 30, 1999. Criticized and classified loans have decreased from $9,285,000 at September 30, 1999 to $6,672,000 at September 30, 2000. The majority of the potential problem loans continue to be at the Greenwood and Barnwell banks. Criticized and classified loans were $2,854,000 and $1,593,000 at the Greenwood and Barnwell banks, respectively. The Company has continued to decrease its provision for loan losses as a result of the decrease in criticized, classified, and nonperforming loans. Based on present information, management believes the allowance for loan losses is adequate at September 30, 2000 to meet presently known and inherent risks in the loan portfolio.

Noninterest Income
------------------

Total noninterest income for the nine months ended September 30, 2000 was $2,734,000, an increase of $219,000 compared to $2,515,000 for the nine months ended September 30, 1999. Total noninterest income for the quarter ended September 30, 2000 was $871,000, or 24.96%, higher than the third quarter of 1999.

Service charges on deposit accounts increased $164,000 from the nine months ended September 30, 1999 to the nine months ended September 30, 2000 and $80,000 from the three months ended September 30, 1999 to the three months September 30, 2000. Other operating income increased $151,000 and $87,000 from the nine and three months ended September 30, 1999, respectively, to the nine and three months ended September 30, 2000. The Company also realized a gain of $150,000 on the sale of Community Trust Company during the nine months ended September 30, 2000. The Company realized gains of $175,000 from the sale of securities during the nine months ended September 30, 1999. The Company also experienced a decrease in residential mortgage origination fees as rising residential mortgage rates discouraged home refinancing. Residential mortgage origination fees decreased from $540,000 to $388,000 for the nine months ended September 30, 1999, compared to the nine months ended September 30, 2000.

                         COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations - continued
-------------

Noninterest Expense
-------------------

Total noninterest expense for the first nine months of 2000 was $10,407,000, an increase of $1,570,000, or 17.77%, when compared to the first nine months of 1999. For the quarter ended September 30, 2000, noninterest expense was $3,628,000, an increase of $660,000, or 22.24%, over the comparable period of 1999.

The primary component of noninterest expense is salaries and benefits, which were $5,083,000 and $4,245,000 for the nine months ended September 30, 2000 and 1999, respectively and $1,825,000 and $1,385,000 for the three months ending September 30, 2000 and 1999, respectively. These increases are the result of the additional staff to assist with the growth of the Company and normal pay raises. Furniture and equipment expense increased to $1,179,000 for the nine month period ending September 30, 2000, an increase of 36.93% over the related period in 1999 due primarily to depreciation charges realized on additional equipment operating throughout the Company. Other expenses also increased 9.23% to $3,078,000 for the first nine months of 2000.

Income Taxes
------------

For the nine months ended September 30, 2000 and 1999, the effective income tax rate was 14.90% and 10.67%, respectively, and the income tax provision was $231,000 and $127,000, respectively. For the quarter ended September 30, 2000, the effective tax rate was 17.86% compared to 12.64% for the third quarter of 1999. The increases in the effective tax rate were due to an increase in the amount of loan interest income that was proportionately much larger than the increase in the amount of nontaxable income from securities.

Net Income
----------

The combination of the above factors resulted in net income of $1,319,000 for the nine months ended September 30, 2000 compared to $1,063,000 for the comparable period in 1999. For the quarter ended September 30, 2000, net income was $483,000, an increase of $103,000 when compared to the third quarter of 1999.

The Company reported profits at all five subsidiary banks for the nine months ended September 30, 2000. The Trust Company experienced losses for the nine months ended September 30, 2000.

Assets and Liabilities
----------------------

During the first nine months of 2000, total assets grew $55,713,000, or 15.49%, when compared to December 31, 1999. The Company experienced growth of 24.94% in the loan area during the first nine months of 2000, including $22,278,000 in loans acquired by Mid State Bank in the Saluda branch acquisition. However, this growth was partially offset by a decrease in securities. On the liability side, total deposits increased $71,325,000, or 27.73%, to $328,572,000 at September 30, 2000. The increase in deposits includes approximately $38,687,000 deposits acquired by Mid State Bank in the Prosperity and Saluda branch acquisitions.

Investment Securities
---------------------

Investment securities decreased $3,466,000 during the nine month period ended September 30, 2000. The decrease was primarily due to a reduction of $4,031,000 in securities available-for-sale. Proceeds from the maturities of securities were used to fund the loan growth.

                         COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations - continued
--------------

Loans
-----

Loans receivable increased $54,627,000, or 24.94%, since December 31, 1999. This increase was due to loan growth at all of the Company's subsidiary banks, especially the Barnwell Bank and Newberry Bank. Balances within the major loan receivable categories as of September 30, 2000 and December 31, 1999 are as follows:

 (Dollars in thousands)                                                            September 30,     December 31,
                                                                                       2000             1999
                                                                                   -------------     ------------
 Commercial and agricultural                                                        $  42,318         $  29,740
 Real estate                                                                          172,935           135,957
 Home equity                                                                           20,201            17,218
 Consumer, installment                                                                 32,547            30,084
 Consumer, credit card and checking                                                     1,524             2,172
 Residential mortgages held for sale & other                                            4,156             3,883
                                                                                   -----------       -----------
                                                                                    $ 273,681         $ 219,054
                                                                                   ===========       ===========


Risk Elements in the Loan Portfolio
-----------------------------------

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)                                                                              September 30,
                                                                                             ----------------------------
                                                                                                2000              1999
                                                                                             -----------     -------------
Loans:
 Nonaccrual loans                                                                             $   470          $ 1,392
Accruing loans more than 90 days past due                                                     $   113          $   114

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:

 Criticized                                                                                   $ 3,569          $ 4,155
 Classified                                                                                   $ 3,103          $ 5,130

Activity in the Allowance for Loan Losses is as follows:

 (Dollars in thousands)                                                                               September 30,
                                                                                              ----------------------------
                                                                                                  2000              1999
                                                                                              ----------       -----------
 Balance, January 1,                                                                          $   2,557        $   2,399
 Provision for loan losses for the period                                                           276              686
 Acquired from branch purchase                                                                      335                -
 Chargeoffs                                                                                        (347)            (613)
 Recoveries                                                                                         181              113
                                                                                              ----------       -----------
 Balance, end of period                                                                       $   3,002            2,585
                                                                                              -=========       ===========
 Gross loans outstanding, end of period                                                       $ 273,681          203,330

 Allowance for loan losses to loans outstanding                                                    1.10%            1.27%

                         COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations - continued
--------------

Premises and Equipment
----------------------

Purchases of fixed assets during the first nine months of 2000 totaled $2,961,000 for all institutions. Of this amount, $884,000 of these purchases was in the third quarter of 2000. An additional $1,041,000 in premises and equipment was acquired with the Saluda and Prosperity branches.

Deposits
--------

Total deposits increased $71,325,000, or 27.73%, from December 31, 1999. The increase includes approximately $38,687,000 deposits obtained in the Saluda and Prosperity branch acquisitions. Expressed in percentages, noninterest-bearing deposits increased 6.16%, while interest-bearing deposits increased by 30.30%.

Balances within the major deposit categories as of September 30, 2000 and December 31, 1999 are as follows:

(Dollars in thousands)                                        September 30,      December 31,
                                                                   2000              1999
                                                              -------------      ------------
Noninterest-bearing demand deposits                              $  29,112       $  27,422
Interest-bearing demand deposits                                    53,580          45,560
Money market accounts                                               58,949          38,419
Savings deposits                                                    31,141          26,642
Certificates of deposit                                            155,790         119,204
                                                                 ---------       ---------

                                                                 $ 328,572       $ 257,247
                                                                 =========       =========


Advances from the Federal Home Loan Bank
----------------------------------------

Advances from the Federal Home Loan Bank of Atlanta to the banking subsidiaries were $32,424,000 as of September 30, 2000. Of this amount, the following have scheduled maturities greater than one year:

        Maturing on                              Interest Rate                Principal
   ---------------------             --------------------------------         ---------
   (Dollars in thousands)
          02/03/03                   5.97% - fixed                             $     74
          03/17/03                   6.41% - fixed, callable 03/17/01            10,000
          03/17/05                   6.60% - fixed, callable 03/17/02             5,000
          03/26/08                   5.51% - fixed, callable 03/26/03             1,500
          02/02/09                   4.95% - fixed                                  850
          03/17/10                   5.92% - fixed, callable 03/17/01             5,000
          03/30/10                   6.02% - fixed, callable 03/30/01             2,000
          03/30/10                   6.02% - fixed, callable 03/30/01             4,000
                                                                               --------
                                                                               $ 28,424
                                                                               ========

                         COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations - continued
-------------

Long-Term Debt
--------------

During 1998, the Company borrowed funds from an unrelated financial institution to use for capital infusions into the Belton Bank in order to maintain minimum capital requirements due to an increase in the asset base resulting from the purchase of two branch offices of Carolina First Bank. This note was modified on September 30, 2000. The Company can now borrow up to $8,000,000 under the terms of the agreement. The Company borrowed an additional $4,000,000 of the credit line during the quarter to use as a capital infusion for the Newberry Bank in order to maintain minimum capital requirements due to an increase in the asset base resulting from the purchase of the Anchor Bank branch in Saluda. The promissory note is collateralized by the stock of the subsidiary banks and bears interest at a simple rate per annum equal to the one-month London Interbank Offered Rate plus 200 basis points. Interest is payable on a quarterly basis; principal payments are due in ten equal installments, beginning on the third anniversary of the modification of the note, with the final balance due on September 30, 2012. The principal balance is $5,325,000 as of September 30, 2000, with scheduled principal reductions as follows:


(Dollars in thousands)                                       Amount
                                                           ---------
2003                                                       $     533
2004                                                             532
After five years                                               4,260
                                                           ---------

                                                           $   5,325
                                                           =========


During 1999, the parent company borrowed $500,000 from another unrelated financial institution. This amount was renewed in the first quarter of 2000. These funds will be used for various projects including the construction of branch offices throughout the Company. Interest is payable quarterly at a variable rate of 0.75% below the highest prime rate published in the Wall Street Journal. The outstanding principal balance plus any accrued interest is payable on February 10, 2001.

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

                         COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations - continued
-------------

Capital - continued
-------

The following table summarizes the capital ratios of the Company and its banking subsidiaries and the regulatory minimum requirements at September 30, 2000:

                                                                         Tier 1          Total          Tier 1
                                                                       Risk-based     Risk-based       Leverage
                                                                       ----------     ----------       --------
Actual ratio:
  Community Capital Corporation                                           9.62%         10.63%           7.00%
  Greenwood Bank & Trust                                                  9.70%         10.50%           7.77%
  Clemson Bank & Trust                                                   14.12%         15.44%           8.66%
  Community Bank & Trust                                                 10.08%         11.37%           7.58%
  TheBank                                                                15.61%         16.70%           7.77%
  Mid State Bank                                                          9.61%         10.66%           7.52%

Regulatory minimums:
 For capital adequacy purposes                                            4.00%          8.00%           4.00%
 To be well-capitalized under prompt action provisions                    6.00%         10.00%           5.00%


Liquidity and Capital Resources
-------------------------------

Shareholders' equity was increased by the $88,000 proceeds from sales of stock to the Employee Stock Ownership Plan and net income of $1,319,000. Due to changes in the market rates of interest, the fair value of the Company's securities available-for-sale increased, which had the effect of increasing shareholders' equity by $820,000 net of the deferred taxes for the nine months ended September 30, 2000 when compared to December 31, 1999. Shareholders' equity was decreased by the purchase of $89,000 of treasury stock.

During the first nine months of 2000, the Company has received a net amount of $11,695,000 in advances from the Federal Home Loan Bank. These funds have been used to support the substantial loan growth throughout all five of the Company's subsidiary banks during the first nine months of 2000 and the purchases of the Prosperity and Saluda branches. For the near term, maturities and sales of securities available-for-sale are expected to be a primary source of liquidity as the Company and its subsidiary banks deploy these funds into loans to achieve the desired mix of assets and liabilities. The Company also expects to build its deposit base in its new markets. Advances from the Federal Home Loan Bank and the Bankers Bank will also continue to serve as a funding source, at least for the near future. Short-term borrowings by the banks are not expected to be a primary source of liquidity for the near term; however, the Company has approximately $61,130,000 of unused lines of credit to purchase federal funds.

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

PART II - OTHER INFORMATION

Item 6. Exhibits And Reports on Form 8-K
----------------------------------------

(a)      Exhibits

         10.19 Employment Agreement dated June 30, 2000 between Community Capital Corporation and Ralph Wesley Brewer.

         27.1     Financial Data Schedule

(b) Reports on Form 8-K. The following reports were filed on Form 8-K during the quarter ended September 30, 2000.

         99.1 Press release dated July 6, 2000 to announce the completion of Mid State Bank's purchase of a branch of Anchor Bank in Saluda, South Carolina. (Incorporated by reference to Exhibit 99 of the Company's Form 8-K filed with the SEC on July 18, 2000.)

         99.2 Press release dated September 6, 2000 to announce the Company's new corporate structure. (Incorporated by reference to Exhibit 99 of the Company Form 8-K filed with the SEC on September 19, 2000.)

Items 1, 2, 3, 4, and 5 are not applicable.

                         COMMUNITY CAPITAL CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        By: /s/WILLIAM G. STEVENS
                                            ------------------------------------
                                            William G. Stevens
                                            President & Chief Executive Officer



Date: November 9, 2000                  By: /s/R. WESLEY BREWER
                                            ------------------------------------
                                            R. Wesley Brewer
                                            Chief Financial Officer