Form 10-K
period 2000-12-31
COMMUNITY CAPITAL CORP /SC/
filed 2001-03-29
CIK 832847

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2000

                         Commission file number: 0-18460

                          COMMUNITY CAPITAL CORPORATION
             (Exact name of Registrant as specified in its charter)


          South Carolina                                    57-0866395
----------------------------------                ------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification No.)

      1402-C Highway 72 West
    Greenwood, South Carolina                                 29649
----------------------------------                ------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (864) 941-8200

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name of Each Exchange
Title of Each Class                                     On Which Reported
----------------------------------                ------------------------------
Common Stock, par value $1.00 per share             American Stock Exchange

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     None

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of voting stock held by non-affiliates of the Registrant on March 15, 2001 was approximately $23.9 million based upon the last sale price reported for such date on the American Stock Exchange. On that date, the number of shares outstanding of the Registrant's common stock, $1.00 par value, was 3,256,815.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement in connection with its 2001 Annual Meeting of Stockholders (Part III).

                                    PART I

Item 1.  Business.

General

Community Capital Corporation (the "Company") is a bank holding company headquartered in Greenwood, South Carolina. The Company was incorporated under the laws of the State of South Carolina on April 8, 1988 as a holding company for Greenwood Bank & Trust (the "Greenwood Bank") which opened in 1989.


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

In 1994, the Company made the strategic decision to expand beyond the Greenwood County area by creating an organization of independently managed community banks that serve their respective local markets, but which share a common vision and benefit from the strength, resources and economies of a larger institution. In 1995, the Company opened Clemson Bank & Trust in Clemson, South Carolina (the "Clemson Bank"). In 1997, the Company opened Community Bank & Trust in Barnwell, South Carolina (formerly the Bank of Barnwell County, the "Barnwell Bank"), TheBank in Belton, South Carolina (formerly the Bank of Belton, the "Belton Bank"), and Mid State Bank in Newberry, South Carolina (formerly the Bank of Newberry County, the "Newberry Bank"). During 2000, each of these five community banks (collectively, the "Banks") operated as a wholly-owned subsidiary of the Company and engaged in a general commercial banking business, emphasizing the banking needs of individuals and small to medium-sized businesses in each Bank's primary service area. Each of the Banks was a state chartered Federal Reserve member bank. On January 1, 2001, the Company merged the five Banks into one bank known as CapitalBank.

Market Areas

At December 31, 2000, the Greenwood Bank had three banking locations in Greenwood, South Carolina; the Clemson Bank had two banking locations in Clemson and Abbeville, South Carolina; the Barnwell Bank had five banking locations in Aiken, Barnwell and Orangeburg Counties, South Carolina; the Belton Bank had four banking locations in Belton, Honea Path and Anderson, South Carolina; and the Newberry Bank has three banking locations in Newberry and Saluda Counties, South Carolina. As of January 1, 2001, all seventeen such locations operate as banking locations of CapitalBank.

The following table sets forth certain information concerning the Banks at December 31, 2000:

                     Number of       Total         Total        Total
Bank                 Locations       Assets        Loans      Deposits
----                 ---------       ------        -----      --------
                                         (Dollars in thousands)

Barnwell Bank.............5          $89,252     $ 54,058     $ 70,206
Belton Bank...............4           82,882       41,543       62,921
Clemson Bank..............2           41,308       23,628       32,348
Greenwood Bank............3          130,256      104,828       98,535
Newberry Bank.............3           83,721       58,762       72,090

CapitalBank offers a full range of commercial banking services, including checking and savings accounts, NOW accounts, IRA accounts, and other savings and time deposits of various types ranging from money markets to long-term certificates of deposit. CapitalBank also offers a full range of consumer credit and short- term and intermediate-term commercial and personal loans. CapitalBank conducts residential mortgage loan origination activities pursuant to which mortgage loans are sold to investors in the secondary markets. Servicing of such loans is not retained by CapitalBank.

CapitalBank also offers trust and related fiduciary services. Discount securities brokerage services are available through a third-party brokerage service which has contracted with CapitalBank.

The Company performs data processing functions for CapitalBank upon terms that the management of CapitalBank believes are competitive with those offered by unaffiliated third-party service bureaus. The Company also administers certain operating functions for CapitalBank where cost savings can be achieved. Included in such operations are regulatory compliance, personnel, and internal audit functions. During 2000, the Company's costs associated with the performance of such services were allocated between the Banks based on each Bank's total accounts and/or total assets.

Lending Activities

General. Through CapitalBank, the Company offers a range of lending services, including real estate, consumer, and commercial loans, to individuals and small business and other organizations that are located in or conduct a substantial portion of their business in CapitalBank's market areas. The Company's total loans at December 31, 2000, were $280 million, or 72.68% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, availability of funds, and government regulations. The Company has no foreign loans or loans for highly leveraged transactions.

The Company's primary focus has been on commercial and installment lending to individuals and small to medium-sized businesses in its market areas, as well as residential mortgage loans. These loans totaled approximately $200 million, and constituted approximately 71.28% of the Company's loan portfolio, at December 31, 2000.

The following table sets forth the composition of the Company's loan portfolio for each of the five years in the period ended December 31, 2000.

                                                         Loan Composition
                                                      (Dollars in thousands)

                                                                              December 31,
                                               --------------------------------------------------------------------
                                                  2000           1999         1998           1997           1996
Commercial, financial and agricultural            18.54%         13.58%         16.80%         24.19%        19.05%
Real estate:
   Construction                                    7.27          13.09          13.72           8.61         12.37
  Mortgage:
     Residential                                  39.89          30.17          30.51          27.48         39.13
     Commercial (1)                               21.45          26.67          20.87          21.81         21.87
     Consumer and other                           12.85          16.49          18.10          17.91          7.58
                                             ----------------------------------------------------------------------
Total loans                                      100.00%        100.00%        100.00%        100.00%       100.00%
                                             ===========    ===========    ===========    ===========    ==========

Total loans (dollars)                       $   280,506    $   219,054    $   172,545    $   149,127    $   80,546


(1) The majority of these loans are made to operating businesses where real property has been taken as additional collateral.

Loan Approval. Certain credit risks are inherent in the loan making process. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. The Company attempts to minimize loan losses through various means and uses standardized underwriting criteria. During 2000, these means included the use of policies and procedures including officer and customer lending limits, and loans in excess of certain limits must be approved by the Board of Directors of the relevant Banks.

Loan Review. The Company has a continuous loan review process designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of reviewing all past due loans in their respective portfolios. CapitalBank establishes watch lists of potential problem loans.

Deposits

The principal sources of funds for CapitalBank are core deposits, consisting of demand deposits, interest- bearing transaction accounts, money market accounts, saving deposits, and certificates of deposit. Transaction accounts include checking and negotiable order of withdrawal (NOW) accounts which customers use for cash management and which provide CapitalBank with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable source of funding. The largest source of funds for CapitalBank is certificates of deposit. Certificates of deposit in excess of $100,000 are held primarily by customers in CapitalBank's market areas. Deposit rates are set weekly by senior management of CapitalBank, subject to approval by management of the Company. Management believes that the rates CapitalBank offers are competitive with other institutions in CapitalBank's market areas.

Competition

CapitalBank generally competes with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. South Carolina law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in South Carolina is highly competitive. South Carolina law also permits regional interstate banking whereby out-of-state banks and bank holding companies are allowed to acquire and merge with South Carolina banks and bank holding companies, as long as the

South Carolina State Board of Financial Institutions gives prior approval for the acquisition or merger. Many large banking organizations currently operate in the market areas of CapitalBank, several of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services. See "Government Supervision and Regulation."

CapitalBank faces increased competition from both federally-chartered and state-chartered financial and thrift institutions, as well as credit unions, consumer finance companies, insurance companies and other institutions in CapitalBank's market areas. Some of these competitors are not subject to the same degree of regulation and restriction imposed upon CapitalBank. Many of these competitors also have broader geographic markets and substantially greater resources and lending limits than CapitalBank and offer certain services that CapitalBank does not currently provide. In addition, many of these competitors have numerous branch offices located throughout the extended market areas of CapitalBank that the Company believes may provide these competitors with an advantage in geographic convenience that CapitalBank does not have at present. Such competitors may also be in a position to make more effective use of media advertising, support services, and electronic technology than can CapitalBank.

Employees

The Company and CapitalBank currently have in the aggregate 176 full-time employees and 24 part-time employees.

Government Supervision and Regulation

General

The Company and CapitalBank are subject to an extensive collection of state and federal banking laws and regulations which impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of the Company's and CapitalBank's operations. These regulations are generally intended to provide protections for CapitalBank's depositors and borrowers, rather than for shareholders of the Company. The Company and CapitalBank are also affected by government monetary policy and by regulatory measures affecting the banking industry in general. The actions of the Federal Reserve System affect the money supply and, in general, CapitalBank's lending abilities in increasing or decreasing the cost and availability of funds to CapitalBank. Additionally, the Federal Reserve System regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in the reserve requirements against bank deposits and limitations on interest rates which banks may pay on time and savings deposits.

The following is a brief summary of certain statutes, rules and regulations affecting the Company and CapitalBank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and CapitalBank. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company and CapitalBank.

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

CapitalBank

CapitalBank is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the State Board, the Federal Reserve System, and the FDIC. The State Board and the FDIC regulate or monitor all areas of CapitalBank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices.

The Federal Reserve System and the FDIC also require CapitalBank to maintain certain capital ratios (see "Federal Capital Regulations"), and the provisions of the Federal Reserve Act require CapitalBank to observe certain restrictions on any extensions of credit to the Company, or with certain exceptions, other affiliates, on investments in the stock or other securities of other banks, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, CapitalBank is prohibited from engaging in certain "tie-in" or "tying" arrangements in connection with any extension of credit, or the providing of any property or service. Tying is generally defined as any arrangement in which a bank requires a customer who wants one service, such as credit, to buy other products or services from the bank or its affiliates as a condition of receiving the first service. The regulatory requirements to which CapitalBank is subject also set forth various conditions regarding the eligibility and qualification of their directors and officers.

Dividends

Although the Company is not presently subject to any direct legal or regulatory restrictions on dividends (other than the South Carolina state business corporation law requirements that dividends may be paid only if such payment would not render the Company insolvent or unable to meet its obligations as they come due), the Company's ability to pay cash dividends will depend primarily upon the amount of dividends paid by CapitalBank and any other subsequently acquired entities. CapitalBank is subject to regulatory restrictions on the payment of dividends, including the prohibition of payment of dividends from CapitalBank's capital. All dividends of CapitalBank must be paid out of the respective undivided profits then on hand, after deducting expenses, including losses and bad debts. In addition, as a member of the Federal Reserve System, CapitalBank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of such bank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend) and the approval of the Federal Reserve Board is required if the total of all dividends declared by any CapitalBank in any calendar year exceeds the total of its net profits for that year combined with that Bank's retained net profits for the preceding two years, less any required transfers to surplus. CapitalBank is subject to various other federal and state regulatory restrictions on the payment of dividends.

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

FDIC Regulations

The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Deposits in CapitalBank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules), and the FDIC maintains an insurance fund for commercial banks with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. CapitalBank pays premiums to the FDIC on their deposits. Under FDIC rules, a depository institution pays to the FDIC a premium of from $0.00 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. During 2000, each Bank's assessment rate was $500 per quarter for insured deposits.

Federal Capital Regulations

In an effort to achieve a measure of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the Federal Reserve Board, the FDIC, and other federal banking agencies have adopted risk-based capital adequacy guidelines for banking organizations insured by the FDIC, including CapitalBank. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, such as the Company, on a consolidated basis with the banks owned by the holding company. These guidelines redefine traditional capital ratios to take into account assessments of risks related to each balance sheet category, as well as off-balance sheet financing activities. The guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, less goodwill and other adjustments. Tier 2 capital consists of mandatory convertible, subordinated and other qualifying term debt, preferred stock not qualifying for Tier 1, and a limited allowance for credit losses up to a designated percentage of risk-weighted assets. Under the guidelines, institutions must maintain a specified minimum ratio of "qualifying" capital to risk- weighted assets. At least 50% of an institution's qualifying capital must be "core" or "Tier 1" capital, and the balance may be "supplementary" or "Tier 2" capital. The guidelines imposed on the Company and CapitalBank include a minimum leverage ratio standard of capital adequacy. The leverage standard requires top-rated institutions to maintain a minimum Tier 1 capital to assets ratio of 3%, with institutions receiving less than the highest rating required to maintain a minimum ratio of 4% or greater, based upon their particular circumstances and risk profiles. Each of the Company's and the Banks' leverage and risk-based capital ratios at December 31, 2000, exceeded their respective fully phased-in minimum requirements.

Other Regulations

Interest and certain other charges collected or contracted for by CapitalBank is subject to state usury laws and certain federal laws concerning interest rates. CapitalBank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Community Reinvestment Act of 1977 requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low- and moderate-income borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of CapitalBank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Interstate and Intrastate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "1994 Act"), eligible bank holding companies in any state are permitted, with Federal Reserve Board approval, to acquire banking organizations in any other state. As such, all existing regional compacts and substantially all regional limitations on interstate acquisitions of banking organizations have been eliminated. The 1994 Act also removed substantially all of the existing prohibitions on interstate branching by banks. A bank operating in any state is now entitled to establish one or more branches within any other state without, as formerly required, the establishment of a separate banking structure within the other state. The South Carolina Act permits the acquisition of South Carolina banks and bank holding companies by, and mergers with, out-of- state banks and bank holding companies with the prior approval of the State Board. The South Carolina Act also permits South Carolina state banks, with prior approval of the State Board, to operate branches outside the State of South Carolina. Although the 1994 Act has the potential to increase the number of competitors in the marketplace of CapitalBank, Company cannot predict the actual impact of such legislation on the competitive position of CapitalBank.

Gramm-Leach Bliley Act

The Gramm-Leach-Bliley Act (popularly referred to as the Financial Services Modernization Act of 1999 prior to enactment) (the "GLB Act") became effective March 11, 2000. The GLB Act accomplished a variety of purposes, including facilitating the affiliation among banks, securities firms, and insurance companies and providing privacy protections for customers. Specifically, the GLB Act (a) amends the Banking Act of 1933 (the Glass-Steagall Act) to repeal the prohibitions against affiliation of any Federal Reserve member bank, such as CapitalBank, with an entity engaged principally in securities activities, and to repeal the prohibitions against simultaneous service by any officer, director, or employee of a securities firm as an officer, director, or employee of any member bank; (b) amends the BHCA to permit bank holding companies to own shares in non-banking organizations whose activities have been determined by the Federal Reserve System to be permissible for bank holding companies; (c) creates a new type of bank, wholesale financial institutions (also referred to as "woofies"), which are regulated by the BHCA and are not able to accept insured deposits, potentially giving holding companies with woofies greater flexibility to engage in non-financial investments; (d) subject to specified exemptions, pre-empts state anti-affiliation laws restricting transactions among insured depository institutions, wholesale financial institutions, insurance concerns, and national banks; (e) amends the BHCA and the Federal Deposit Insurance Act to mandate public meetings concerning proposed large bank mergers and acquisitions; (f)amends the Electronic Fund Transfer Act to mandate certain fee disclosures related to electronic fund transfer services; and (g) imposes certain obligations on financial institutions to protect the privacy and confidentiality of customer nonpublic personal information, including the requirements that financial institutions establish standards for safeguards to protect privacy and confidentiality, provide the standards to customers at the time of establishing the customer relationship and annually during the continuation of the relationship, condition disclosure of the private information to nonaffiliated third parties on the giving of specific disclosures to consumers and giving consumers the opportunity to prevent such disclosure to third parties.

Although the GLB Act has the potential to mix commerce and banking and increase the Company's and CapitalBank's abilities to diversify into a variety of areas, the Company cannot predict the actual impact of such legislation on the Company or CapitalBank.

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

Factors which could cause actual results to differ from expectations include, among other things, the challenges, costs and complications associated with the continued development of CapitalBank; the ability of the Company to effectively integrate and staff the operations of CapitalBank as well as the operations allocated to the base of deposits acquired in connection with branch acquisitions; the ability of the Company to retain and deploy in a timely manner the cash associated with branch acquisitions into assets with satisfactory yields and credit risk profiles; the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of the Company; the Company's dependence on senior management; competition from existing financial institutions operating in the Company's market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks and more comprehensive services; the potential adverse impact on net income of rapidly declining interest rates; adverse changes in the general economic conditions in the geographic markets served by the Company; the challenges and uncertainties in the implementation of the Company's expansion and development strategies; the potential negative effects of future legislation affecting financial institutions; and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Item 2.  Properties.

The Company operates out of an approximately 3,000 square foot building located on approximately one acre of land leased from a third party in Greenwood, South Carolina.

At December 31, 2000, the Greenwood Bank operated out of an approximately 8,100 square foot building located on approximately one acre of land owned by the Greenwood Bank in Greenwood, South Carolina. At December 31, 2000, the Greenwood Bank also operated two branch locations in Greenwood, one of which is located on land owned by the Greenwood Bank and the other of which is located on land the Greenwood

Bank leased from a director of the Company and the Greenwood Bank. All such properties have been operated as locations of CapitalBank after the consummation of the merger of the Banks into CapitalBank as of January 1, 2001.

At December 31, 2000, the Barnwell Bank operated out of an approximately 11,000 square foot building located on a quarter acre parcel owned by the Barnwell Bank in Barnwell, South Carolina, and operated four branches located in Aiken, Barnwell and Orangeburg Counties in South Carolina. Of the four branch locations, one is leased from a third party and three are owned by the Barnwell Bank. All such properties have been operated as locations of CapitalBank after the consummation of the merger of the Banks into CapitalBank as of January 1, 2001.

At December 31, 2000, the Belton Bank operated out of an approximately 1600 square foot building located on approximately five acres of land in Belton, South Carolina. At December 31, 2000, the land is owned by the Belton Bank and the building is leased by the Belton Bank from the Company. At December 31, 2000, the Belton Bank also operated three branches, two of which are located on land owned by the Company and leased to the Belton Bank in Anderson County, South Carolina, and one that is owned by the Belton Bank. All such properties have been operated as locations of CapitalBank after the consummation of the merger of the Banks into CapitalBank as of January 1, 2001.

At December 31, 2000, the Clemson Bank operated out of an approximately 9,100 square foot building located on approximately one and one-half acres of land owned by the Clemson Bank in Clemson, South Carolina. At December 31, 2000, the Clemson Bank also operated a branch located on land owned by the Company and leased to the Clemson Bank in Abbeville County, South Carolina. All such properties have been operated as locations of CapitalBank after the consummation of the merger of the Banks into CapitalBank as of January 1, 2001.

At December 31, 2000, the Newberry Bank operated out of an approximately 7,500 square foot building located on approximately two acres of land owned by the Newberry Bank in Newberry, South Carolina, and also operated branches in Newberry and Saluda Counties, South Carolina, both of which are owned by the Newberry Bank. All such properties have been operated as locations of CapitalBank after the consummation of the merger of the Banks into CapitalBank as of January 1, 2001.

Item 3.  Legal Proceedings.

The Company and CapitalBank are parties to legal proceedings which have arisen in the ordinary course of their respective businesses. None of these proceedings is expected to have a material effect on the consolidated financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.


                                   PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The common stock of the Company (the "Common Stock") is listed for trading on the American Stock Exchange under the symbol "CYL". The following table reflects the high and low sales price per share for the Common Stock reported on the American Stock Exchange for the periods indicated.

            Year        Quarter                                          High            Low
            2000        Fourth....................................    $  6.88           $ 4.75
                        Third.....................................       7.25             6.06
                        Second....................................       7.50             6.00
                        First.....................................       8.75             6.00

            1999        Fourth....................................    $ 10.37           $ 6.87
                        Third.....................................      10.00             8.25
                        Second....................................      11.00             9.12
                        First.....................................      10.62             9.25

As of March 15, 2001, there were 3,256,815 shares of Common Stock outstanding held by approximately 1,205 shareholders of record.

The Company has not declared or distributed any cash dividends to its shareholders since its organization in 1988, and it is not likely that any cash dividends will be declared in the near term. The Board of Directors of the Company intends to follow a policy of retaining any earnings to provide funds to operate and expand the business of the Company and CapitalBank for the foreseeable future. The future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. The Company's ability to distribute cash dividends will depend entirely upon CapitalBank's ability to distribute dividends to the Company. As a state bank, CapitalBank is subject to legal limitations on the amount of dividends each is permitted to pay. In particular, CapitalBank must receive the approval of the State Board prior to paying dividends to the Company. Furthermore, neither CapitalBank nor the Company may declare or pay a cash dividend on any of their capital stock if they are insolvent or if the payment of the dividend would render them insolvent or unable to pay their obligations as they become due in the ordinary course of business. See "Government Supervision and Regulation -- Dividends."

During the fiscal year ended December 31, 2000, the Company sold an aggregate of 21,447 shares of Common Stock to its employee stock ownership plan without registration under the Securities Act of 1933, as amended (the "1933 Act"). The following sets forth the dates and amounts of such sales:

           Date                           Shares                  Proceeds
           ----                           ------                  --------

      January 20, 2000                      1,574                  $ 12,789
      January 31, 2000                        373                     3,024
      March 8, 2000                         1,703                    12,134
      June 22, 2000                         6,032                    40,152
      June 25, 2000                         3,001                    19,882
      October 18, 2000                      8,764                    54,775

In each case, all of the shares were sold at the quoted market price at the time of sale and were issued pursuant to the exemption from registration contained in
Section 4(2) of the 1933 Act as a transaction, not involving a general solicitation, in which the purchaser was purchasing for investment. The Company believes that the purchaser was given and had access to detailed financial and other information with respect to the Company and possessed requisite financial sophistication . The Company did not sell any other equity securities during the fiscal year ended December 31, 2000 which were not registered under the 1933 Act.

Item 6. Selected Financial Data

The following selected consolidated financial data for the five years ended December 31, 2000 are derived from the consolidated financial statements and other data of the Company. The consolidated financial statements for the years ended December 31, 1996 through 2000, were audited by Tourville, Simpson & Caskey, L.L.P., independent auditors. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, including the accompanying notes, included elsewhere herein.

Year Ended December 31,                                   2000          1999        1998         1997          1996
                                                        ---------    ---------    ---------    ---------     ---------
(Dollars in thousands, except per share)
Income Statement Data:
     Interest income                                    $  29,722    $  23,199    $  21,043    $  14,443     $   8,201
     Interest expense                                      16,636       11,850       11,198        7,172         4,006
                                                        ---------    ---------    ---------    ---------     ---------
     Net interest income                                   13,086       11,349        9,845        7,271         4,195
     Provision for loan losses                                471        1,037        1,836          608           187
                                                        ---------    ---------    ---------    ---------     ---------
     Net interest income after provision for
      loan losses                                          12,615       10,312        8,009        6,663         4,008
     Net securities gains (losses)                           --            175          220           (1)           17
     Noninterest income                                     3,303        3,005        2,797        1,572         1,122
     Noninterest expense                                   13,976       12,014       10,228        7,248         4,141
                                                        ---------    ---------    ---------    ---------     ---------
     Income before income taxes                             1,942        1,478          798          986         1,006
     Income tax expense                                       290          150           34          220           300
                                                        ---------    ---------    ---------    ---------     ---------
          Net income                                    $   1,652    $   1,328    $     764    $     766     $     706
                                                        =========    =========    =========    =========     =========
Balance Sheet Data:
     Assets                                             $ 422,250    $ 359,668    $ 321,031    $ 248,861     $ 115,959
     Earning assets                                       387,146      328,478      295,213      227,372       106,770
     Securities (1)                                       106,041      108,926      120,695       77,480        25,479
     Loans (2)                                            280,506      219,054      172,545      149,127        80,546
     Allowance for loan losses                              3,060        2,557        2,399        1,531           837
     Deposits                                             336,312      257,247      260,120      186,861        89,862
     Federal Home Loan Bank advances                       32,399       20,729        9,434       16,350         4,889
     Shareholders' equity                                  35,144       31,218       33,430       31,928        13,556
Per Share Data (3):
     Basic earnings per share                           $    0.51    $    0.41    $    0.24     $    0.26   $    0.55
     Diluted earnings per share                              0.51         0.41         0.23          0.26        0.51
     Book value (period end) (4)                            10.79        10.10        10.81         10.47       10.59
     Tangible book value (period end) (4)                    8.71         8.48         9.01          9.45       10.55
Performance Ratios:
     Return on average assets                                0.41%        0.40%        0.27%        0.40%        0.67%
     Return on average equity                                4.57         3.90         2.33          2.68        5.41
     Net interest margin (5)                                 3.59         3.72         3.76          4.16        4.29
     Efficiency (6)                                         86.06        83.70        80.90         81.96       77.28
     Allowance for loan losses to loans                      1.09         1.17         1.39          1.03        1.04
     Net charge-offs to average loans                        0.12         0.47         0.62          0.15        0.03
     Nonperforming assets to period end loans (2) (7)        0.25         0.56         0.78          0.63        0.23
Capital and Liquidity Ratios:
     Average equity to average assets                        9.07         9.72        11.47         14.92       12.37
     Leverage (4.00% required minimum)                       7.02         8.37         8.89         12.08       11.62
     Tier 1 risk-based capital ratio                        10.05        11.85        13.78         17.65       15.58
     Total risk-based capital ratio                         11.12        12.90        15.00         18.61       16.54
     Average loans to average deposits                       86.0        72.97        69.65         76.78       88.06

----------
1. Securities held-to-maturity are stated at amortized cost, and securities available-for-sale are stated at fair value.
2.   Loans are stated before the allowance for loan losses.
3. All share and per-share data have been adjusted to reflect the 5% common stock dividends in May 1996, September 1998 and June 2000.
4.   Excludes the effect of any outstanding stock options.
5.   Net interest income dividend by average earning assets.
6. Noninterest expense divided by the sum of net interest income and noninterest income, net of gains and losses on sales of assets.
7. Nonperforming loans and nonperforming assets do not include loans past due 90 days or more that are still accruing interest.

                           Quarterly Operating Results


 (Dollars in thousands               2000 Quarter ended                 1999 Quarter ended
      except per share)      ----------------------------------  ----------------------------------
                             Dec. 31 Sept. 30  June 30  Mar. 31  Dec. 31 Sept. 30  June 30  Mar. 31
                             ------   ------   ------   ------   ------   ------   ------   ------
Net interest income          $3,587   $3,360   $3,105   $3,034   $3,151   $2,883   $2,726   $2,589
Provision for loan losses       195       15       84      177      351      177      235      274
Noninterest income              569      871      988      875      665      697      981      837
Noninterest expense           3,569    3,628    3,454    3,325    3,177    2,968    3,061    2,808
Net income                      333      483      464      372      265      380      364      319
Basic earnings per share       0.11     0.15     0.15     0.10     0.09     0.11     0.11     0.10
Diluted earnings per share     0.11     0.15     0.15     0.10     0.09     0.11     0.11     0.10

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

General
Community Capital Corporation is a bank holding company headquartered in Greenwood, South Carolina, which at December 31, 2000 operated through five community banks (collectively, the "subsidiary banks") in nonmetropolitan markets in the State of South Carolina. The Company pursues a community banking business, which is characterized by personalized service and local decision-making and emphasizes the banking needs of individuals and small to medium-sized businesses.

The Company was formed in 1988 to serve as a holding company for Greenwood National Bank, which later changed its name to Greenwood Bank & Trust (the "Greenwood Bank"). In 1994 the Company made the decision to expand beyond Greenwood County by creating an organization of independent banks in four additional markets. In June 1995, the Company opened Clemson Bank and Trust (the "Clemson Bank") in Clemson, South Carolina. In 1996 and 1997, the Company opened Community Bank and Trust (the "Barnwell Bank"), TheBank (the "Belton Bank"), and Mid State Bank (the "Newberry Bank"). The Company formed a separate trust organization in 1997 known as Community Trust Company. In May 2000, Community Trust Company was sold. During 1997 and 1998, the Company also acquired several Carolina First branches.

During 2000, the Newberry Bank entered into Purchase and Assumption Agreements with Carolina First Bank and Anchor Bank to acquire certain assets and deposits associated with a branch of each bank. On June 25, 2000, the Newberry Bank acquired net loans (including accrued interest receivable) of approximately $19,000 and assumed deposits (including accrued interest payable) of approximately $7.3 million of a Carolina First Branch in Newberry County, South Carolina. Also, on July 3, 2000, the Newberry Bank acquired net loans (including accrued interest receivable) of approximately $22.5 million and assumed deposits (including accrued interest payable) of approximately $32.0 million of a branch in Saluda County, South Carolina. The Newberry Bank also purchased premises and equipment of approximately $951,000 as part of the branch acquisitions. In connection with these branches, the Newberry Bank paid a premium of $2.4 million which is being amortized over a fifteen-year period on a straight-line basis.

On January 1, 2001, the Company merged the five subsidiary banks into one bank charter known as CapitalBank. The Company made the decision to restructure the organization into one bank in order to improve operational efficiencies, provide new opportunities for employees, and improve service to customers. Customers will receive the benefit of being able to transact business at any of CapitalBank's branches, through the ATM network, and through the internet banking products. Additionally, management believes that the new centralized credit function will provide additional controlled decisions while streamlining the credit process. Centralized deposit pricing will support management's strategy from market to market. It is believed that the name recognition will be enhanced.

On January 29, 2001, CapitalBank, the new bank subsidiary, announced that it had signed a definitive agreement with Enterprise Bank of South Carolina to sell its five branch offices located in Barnwell, Blackville, Williston, Springfield and Salley, South Carolina. This transaction is expected to close in the second quarter of 2001, pending regulatory approval and satisfaction of other conditions of closing.

Results of Operations

Year ended December 31, 2000, compared with year ended December 31, 1999

Net interest income increased $1.8 million, or 15.3%, to $13.1 million in 2000 from $11.3 million in 1999. The increase in net interest income was due primarily to an increase in average earning assets. Average earning assets increased $59.0 million, or 19.32%, due to the growth of the subsidiary banks in 2000.

The Company's net interest spread and net interest margin were 3.13% and 3.59%, respectively, in 2000 compared to 3.24% and 3.72% in 1999. The decrease in the net interest spread was primarily the result of the increase in yields on interest-bearing liabilities used to fund loans and securities. Yields on interest-bearing liabilities increased from 4.36% in 1999 to 5.03% in 2000. The net interest margin decreased from 3.72% in 1999 to 3.59% in 2000.

The provision for loan losses was $471,000 in 2000 compared to $1.0 million in 1999. The higher amount charged to the provision in 1999 was primarily to fund potential problem loans at the Greenwood and Barnwell Banks. The Company's allowance for loan losses was 1.09% of total loans outstanding at December 31, 2000. In addition, the provision was funded to match the growth in the loan portfolio from the growth of the subsidiary banks and the subsidiary banks' efforts to maintain their respective allowances for loan losses at levels sufficient to cover known and inherent losses in their loan portfolios.

Noninterest income increased $123,000, or 3.9%, to $3.3 million in 2000 from $3.2 million in 1999, which was primarily attributable to increased service charges on deposit accounts and an increase in other operating income. The increase in service charges on deposit accounts was attributable to the increase in the number of deposit accounts from the growth of the subsidiary banks. Other operating income increased $42,000 or 6.29% to $710,000 in 2000. Noninterest income in 1999 included $175,000 from the gain on sales of securities available-for-sale, compared to no gains in 2000. Noninterest income for the year ended December 31, 2000 included $150,000 from the gain on the sale of Community Trust Company.

Noninterest expense increased $2.0 million, or 16.3%, to $14.0 million in 2000 from $12.0 million in 1999. The primary component of noninterest expense is salaries and employee benefits, which increased $1.1 million, or 19.3%, to $6.8 million in 2000 from $5.7 million in 1999. The increase is attributable to an increase in the number of employees due to the growth of the subsidiary banks and annual pay raises. Other categories of expenses increased due to the growth of the subsidiary banks and from the acquisition of the two branches in 2000. Net occupancy expense was $880,000 in 2000 compared to $819,000 in 1999, and furniture and equipment expense was $1.6 million in 2000 compared to $1.2 million in 1999. The Company recorded amortization of intangible assets related to acquisitions of $612,000 in 2000 compared to $537,000 in 1999. The Company's efficiency ratio was 86.06% in 2000 compared to 83.70% in 1999.

Net income increased $324,000, or 24.40%, to $1.7 million in 2000 from $1.3 million in 1999. Basic earnings per share was $0.51 in 2000, compared to $0.41 in 1999. Diluted earnings per share was $0.51 in 2000, compared to $0.41 in 1999. Return on average assets during 2000 was 0.41% compared to 0.40% during 1999, and return on average equity was 4.57% during 2000 compared to 4.12% during 1999.

Year ended December 31, 1999, compared with year ended December 31, 1998

Net interest income increased $1.5 million, or 15.3%, to $11.3 million in 1999 from $9.8 million in 1998. The increase in net interest income was due primarily to an increase in average earning assets. Average earning assets increased $43.3 million, or 16.52%, due to the growth of the subsidiary banks in 1999.

The Company's net interest spread and net interest margin were 3.24% and 3.72%, respectively, in 1999 compared to 3.14% and 3.76% in 1998. The increase in the net interest spread was primarily the result of the decrease in yields on interest-bearing liabilities used to fund loans and securities. Yields on interest-bearing liabilities decreased from 4.89% in 1998 to 4.36% in 1999. The net interest margin decreased slightly from 3.76% in 1998 to 3.72% in 1999. The overall decrease in yields on earning assets contributed to this decrease.

The provision for loan losses was $1.0 million in 1999 compared to $1.8 million in 1998. The significant amount charged to the provision in 1998 was primarily the result of significant loan problems at the Barnwell Bank. The Company's allowance for loan losses was 1.17% of total loans outstanding at December 31, 1999. In addition, the provision was funded to match the growth in the loan portfolio from the growth of the subsidiary banks and the subsidiary banks' efforts to maintain their respective allowances for loan losses at levels sufficient to cover known and inherent losses in their loan portfolios.

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

Noninterest expense increased $1.8 million, or 17.5%, to $12.0 million in 1999 from $10.2 million in 1998. The primary component of noninterest expense is salaries and employee benefits, which increased $1.0 million, or 21.4%, to $5.7 million in 1999 from $4.7 million in 1998. The increase is attributable to an increase in the number of employees due to the growth of the subsidiary banks and annual pay raises. Other categories of expenses increased due to the growth of the subsidiary banks from a full year of operation relating to the acquisition of the Carolina First Branches in 1998. Net occupancy expense was $819,000 in 1999 compared to $703,000 in 1998. The Company recorded amortization of intangible assets related to acquisitions of $537,000 in 1999 compared to $443,000 in 1998. The Company's efficiency ratio was 83.70% in 1999 compared to 80.90% in 1998.

Net income increased $564,000, or 73.82%, to $1.3 million in 1999 from $764,000 in 1998. Basic earnings per share were $0.41 in 1999, compared to $0.24 in 1998. Diluted earnings per share were $0.41 in 1999, compared to $.23 in 1998. Return on average assets during 1999 was 0.40% compared to 0.27% during 1998, and return on average equity was 4.12% during 1999 compared to 2.33% during 1998.

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

Average Balances, Income and Expenses and Rates
Year ended December 31,                                 2000                           1999                         1998
                                            ---------------------------  ----------------------------   ----------------------------
                                            Average    Income/   Yield/   Average     Income/  Yield/    Average    Income/  Yield/
(Dollars in thousands)                      Balance    Expense    Rate    Balance    Expense    Rate    Balance     Expense   Rate
                                           ---------  ---------  ------  ---------  ---------  ------   ---------  --------- -------
Assets:
     Earning Assets:
          Loans (1)                        $ 254,064  $  23,501    9.25% $ 188,672  $  16,613    8.81%$ 161,695   $  14,942    9.24%
          Securities, taxable (2)             78,246      4,593    5.87     86,761      5,037    5.81    76,287       4,798    6.29
          Securities, nontaxable              26,671      1,314    4.93     24,505      1,220    4.98    15,171         751    4.95
          Nonmarketable equity
           securities                          5,329        308    5.78      4,758        295    6.20     4,085         216    5.29
          Federal funds sold and other            87          6    6.90        696         34    4.89     4,864         336    6.91
                                           ---------  ---------          ---------  ---------         ---------   ---------
               Total earning assets          364,397     29,722    8.16    305,392     23,199    7.60   262,102      21,043    8.03
                                           ---------  ---------          ---------  ---------         ---------   ---------
     Cash and due from banks                   9,728                         8,117                        7,168
     Premises and equipment                   14,024                        10,835                        8,288
     Other assets                             13,109                        11,711                        9,746
     Allowance for loan losses                (2,814)                       (2,509)                      (1,912)
                                           ---------                     ---------                    ---------
               Total assets                $ 398,444                     $ 333,546                   $  285,392
                                           =========                     =========                    =========

Liabilities:
     Interest-Bearing Liabilities:
          Interest-bearing transaction
                accounts                   $ 101,225      3,553    3.51% $  81,210      2,373    2.92%$  64,836       2,241    3.46%
          Savings deposits                    29,051      1,096    3.77     26,658        954    3.58    21,118         847    4.01
          Time deposits                      136,144      7,878    5.79    125,596      6,375    5.08   124,871       7,040    5.64
          Other short-term borrowings         27,675      1,772    6.40     20,928      1,169    5.59     3,534         227    6.42
          Federal Home Loan Bank
                advances                      31,943      1,931    6.05     16,108        865    5.37    13,132         760    5.79
          Long-term debt                       3,299        286    8.67      1,114         80    7.18     1,530          71    4.64
          Obligations under capital leases     1,239        120    9.69        463         34    7.34       160          12    7.50
                                           ---------  ---------          ---------  ---------         ---------   ---------
               Total interest-bearing
                liabilities                  330,576     16,636    5.03    272,077     11,850    4.36   229,181      11,198    4.89
                                           ---------  ---------          ---------  ---------         ---------   ---------
     Demand deposits                          28,925                        25,101                       21,338
     Accrued interest and other
     liabilities                               2,813                         2,289                        2,044
     Shareholders' equity                     36,130                        34,079                       32,829
                                           ---------                     ---------                    ---------
               Total liabilities and
                shareholders' equity       $ 398,444                     $ 333,546                   $  285,392
                                           =========                     =========                    =========

Net interest spread                                                3.13%                         3.24%                         3.14%
Net interest income                                   $  13,086                     $  11,349                      $  9,845
                                                      =========                     =========                      ========

Net interest margin                                                3.59%                         3.72%                         3.76%


(1) The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.

(2) Average investment securities exclude the valuation allowance on securities available-for-sale.

Average Balances, Income, Expenses, and Rates. The previous table sets forth, for the periods indicated, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

Analysis of Changes in Net Interest Income. The following table sets forth the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 2000 to 1999 and 1999 to 1998.

Analysis of Changes in Net Interest Income

                                                              2000 Compared With 1999           1999 Compared With 1998
                                                          -------------------------------  --------------------------------
                                                                    Variance Due to                 Variance Due to
 (Dollars in thousands)                                    Volume (1)  Rate (1)    Total    Volume (1)  Rate (1)    Total
                                                            -------    -------    -------    -------    -------    -------
Earning Assets
Loans                                                       $ 6,012    $   876    $ 6,888    $ 2,401    $  (730)   $ 1,671
Securities, taxable                                            (499)        55       (444)       626       (387)       239
Securities, nontaxable                                          107        (13)        94        465          4        469
Nonmarketable equity securities                                  34        (21)        13         39         40         79
Federal funds sold and other                                    (38)        10        (28)      (225)       (77)      (302)
                                                            -------    -------    -------    -------    -------    -------
     Total interest income                                    5,616        907      6,523      3,306     (1,150)     2,156
                                                            -------    -------    -------    -------    -------    -------

Interest-Bearing Liabilities
Interest-bearing deposits:
     Interest-bearing transaction accounts                      650        530      1,180        511       (379)       132
     Savings and market rate investments                         88         54        142        205        (98)       107
Time deposits                                                   563        940      1,503         41       (706)      (665)
                                                            -------    -------    -------    -------    -------    -------
Total interest-bearing deposits                               1,301      1,524      2,825        757     (1,183)      (426)
Other short-term borrowings                                     494        188        603        976        (34)       942
Federal Home Loan Bank advances                                 945        121      1,066        163        (58)       105
Long-term debt                                                  186         20        206        (23)        32          9
Obligations under capital leases                                 72         14         86         22       --           22
                                                            -------    -------    -------    -------    -------    -------
     Total interest expense                                   2,919      1,867      4,786      1,895     (1,243)       652
                                                            -------    -------    -------    -------    -------    -------

Net interest income                                         $ 2,697    $  (960)   $ 1,737    $ 1,411    $    93    $ 1,504
                                                            =======    =======    =======    =======    =======    =======

(1) Volume-rate changes have been allocated to each category based on the percentage of the total change.

Interest Sensitivity. The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The principal monitoring technique employed by the Company is the measurement of the Company's interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

The following table sets forth the Company's interest rate sensitivity at December 31, 2000.

Interest Sensitivity Analysis

                                                                                                              Greater
                                                                    After One   After Three                  Than One
                                                       Within        Through      Through       Within        Year or
December 31, 2000                                        One          Three        Twelve         One          Non-
 (Dollars in thousands)                                 Month        Months        Months         Year       Sensitive       Total
                                                       -------       -------       -------      --------      --------      -------
Assets
Earning Assets
    Loans (1)                                        $  78,628     $  15,562     $  45,091     $ 139,281     $ 140,588    $ 279,869
    Securities                                            --            --           7,210         7,210        98,831      106,041
    Federal funds sold and other                           599          --            --             599          --            599
                                                       -------       -------       -------      --------      --------      -------
         Total earning assets                           79,227        15,562        52,301       147,090       239,419      386,509
                                                       -------       -------       -------      --------      --------      -------

Liabilities
    Interest-bearing liabilities:
         Interest-bearing deposits:
              Demand deposits                           53,949          --            --          53,949          --         53,949
              Savings deposits                          88,886          --            --          88,886          --         88,886
              Time deposits                             25,568        29,881        80,681       136,130        25,150      161,280
                                                       -------       -------       -------      --------       -------      -------
                   Total interest-bearing deposits     168,403        29,881        80,681       278,965        25,150      304,115
    Other short-term borrowings                          8,837          --            --           8,837          --          8,837
    Federal Home Loan Bank advances                      1,000          --            --           1,000        31,399       32,399
    Long-term debt                                        --            --            --            --           4,845        4,845
    Obligations under capital leases                        31            61           276           368           753        1,121
                                                      --------       -------       -------      --------       -------      -------
         Total interest-bearing liabilities            178,271        29,942        80,957       289,170        62,147      351,317
                                                      --------       -------       -------      --------       -------      -------
Period gap                                           $ (99,044)    $ (14,380)    $ (28,656)    $(142,080)    $ 177,272
                                                     =========     =========     =========    ==========     ========
Cumulative gap                                       $ (99,044)    $(113,424)    $(142,080)    $(142,080)    $  35,192
                                                     =========    ==========    ==========    ==========     ========
Ratio of cumulative gap to total earning assets         (25.63)%      (29.35)%      (36.76)%      (36.76)%       9.11%


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

The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when it is liability sensitive. The Company is liability sensitive over the one month, three month, and one year time frames. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Accordingly, management believes a liability-sensitive gap position is not as indicative of the Company's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

The Company's allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, chargeoffs, and general and economic conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of the Company's monitoring and analysis system are also reviewed periodically by the banking regulators and the Company's independent auditors.

Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may or may not be valid. Thus, there can be no assurance that chargeoffs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The Company does not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing a risk grading system.

The following table sets forth certain information with respect to the Company's allowance for loan losses and the composition of chargeoffs and recoveries for each of the last five years.

Allowance for Loan Losses


Year Ended December 31,
(Dollars in thousands)                                    2000      1999       1998        1997       1996
                                                        --------   --------   --------   --------   --------
Total loans outstanding at end of period                $280,506   $219,054   $172,545   $149,127   $ 80,546
                                                        ========   ========   ========   ========   ========
Average loans outstanding                               $254,064   $188,672   $161,695   $113,080   $ 71,298
                                                        ========   ========   ========   ========   ========
Balance of allowance for loan losses at beginning
 of period                                              $  2,557   $  2,399   $  1,531   $    837   $    671
Allowance for loan losses from acquisitions                  335       --           38        255       --
Loan losses:
    Commercial, financial and agricultural                   113        287        135         92       --
    Real estate - mortgage                                   122        306         43          9       --
    Consumer                                                 305        449        885         68         21
                                                        --------   --------   --------   --------   --------
         Total loan losses                                   540      1,042      1,063        169         21
                                                        --------   --------   --------   --------   --------
Recoveries of previous loan losses:
    Commercial, financial and agricultural                    73       --         --         --         --
    Real estate - mortgage                                    14         17       --         --         --
    Consumer                                                 150        146         57       --         --
                                                        --------   --------   --------   --------   --------
         Total recoveries                                    237        163         57       --         --
                                                        --------   --------   --------   --------   --------
Net loan losses                                              303        879      1,006        169         21
Provision for loan losses                                    471      1,037      1,836        608        187
                                                        --------   --------   --------   --------   --------
Balance of allowance for loan losses at end of period   $  3,060   $  2,557   $  2,399   $  1,531   $    837
                                                        ========   ========   ========   ========      =====

Allowance for loan losses to period end loans               1.09 %     1.17 %     1.39 %     1.03 %     1.04 %
Net chargeoffs to average loans                             0.12       0.47       0.62       0.15       0.03

Nonperforming Assets. The following table sets forth the Company's nonperforming assets for the dates indicated.

Nonperforming Assets

                                                             December 31,
                                           ----------------------------------------------
 (Dollars in thousands)                     2000      1999      1998      1997      1996
                                           ------    ------    ------    ------    ------
Nonaccrual loans                           $  637    $1,223    $1,348    $  678    $  186
Restructured or impaired loans               --        --        --        --        --
                                           ------    ------    ------    ------    ------
    Total nonperforming loans              $  637    $1,223    $1,348    $  678    $  186
Other real estate owned                        58      --        --         262      --
                                           ------    ------    ------    ------    ------
    Total nonperforming assets             $  695    $1,223    $1,348    $  940    $  186
                                           ======    ======    ======    ======    ======
Loans 90 days or more past due and still
 accruing interest                         $  164    $  109    $  112    $   84    $   54
Nonperforming assets to period end loans     0.25%     0.56%     0.78%     0.63%     0.23%

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from current earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, there may ultimately be an actual write-down or chargeoff of the principal balance of the loan which would necessitate additional charges to earnings. For all periods presented, the additional interest income, which would have been recognized into earnings if the Company's nonaccrual loans had been current in accordance with their original terms, is immaterial.

Total nonperforming assets decreased to $695,000 at December 31, 2000, from $1.2 million at December 31, 1999. This amount consists primarily of nonaccrual loans at the Greenwood Bank which totaled $467,000 at December 31, 2000. Nonperforming assets were 0.25% of total loans at December 31, 2000. The allowance for loan losses to period end nonperforming assets was 440.3% at December 31, 2000.

Potential Problem Loans. At December 31, 2000, through their internal review mechanisms, the subsidiary banks had identified $6.5 million of criticized loans and $3.4 million of classified loans. The results of this internal review process are the primary determining factor in management's assessment of the adequacy of the allowance for loan losses.

The Company's criticized loans increased from $5.3 million at December 31, 1999 to $6.5 million at December 31, 2000. Total classified loans remained unchanged from December 31, 1999, totaling $3.4 million at December 31, 2000.

The majority of the Company's criticized and classified loans were at the Greenwood Bank. As of December 31, 2000, the Greenwood Bank had $3.8 million in criticized loans and $1.3 million in classified loans. Net charges offs at the Greenwood Bank were $120,000 in 2000 and the charge to the provision for loan losses was $145,000. While the majority of potential problem loans are at the Greenwood Bank, the loan portfolio at the Greenwood Bank is significantly larger than the other subsidiary banks, comprising approximately 37.4% of the Company's total loans.

While criticized and classified loans decreased significantly at the Barnwell Bank, they increased at the Clemson and Belton Banks. At December 31, 2000, the Clemson Bank identified criticized and classified loans totaling $803,000 and $590,000, respectively, and the Belton Bank identified $626,000 and $831,000 criticized and classified loans, respectively.

Management is committed to addressing potential problem loans at all subsidiary banks.

Noninterest Income and Expense

Noninterest Income. The largest component of noninterest income is service charges on deposit accounts, which totaled $1.7 million in 2000, a 12.8% increase over the 1999 level of $1.5 million. The increase in service charges was primarily attributable to an increase in the customer base due to the growth of the subsidiary banks in 2000.

The following table sets forth, for the periods indicated, the principal components of noninterest income:

Noninterest Income

                                           Year Ended December 31,
                                          ------------------------
(Dollars in thousands)                     2000     1999     1998
                                          ------   ------   ------
Service charges on deposit accounts       $1,706   $1,513   $1,260
Residential mortgage origination fees        503      672      613
Securities gains                            --        175      220
Commissions from sales of mutual funds       105       54      104
Income from fiduciary activities             129       98      133
Gain on sale of Community Trust Company      150     --       --
Other income                                 710      668      687
                                          ------   ------   ------
     Total noninterest income             $3,303   $3,180   $3,017
                                          ======   ======   ======

Noninterest Expense. Salaries and employee benefits increased $1.1 million, or 19.3%, to $6.8 million in 2000 from $5.7 million in 1999, primarily as a result of an increase in the number of employees in order to staff the growth of the subsidiary banks and for annual pay raises. The growth of the subsidiary banks also resulted in increases in all other categories of noninterest expense. The Company is amortizing the intangible assets associated with its acquisitions over periods ranging from five to fifteen years. During 2000, the Company recorded amortization expense of $612,000 compared to $537,000 in 1999. The factors above resulted in increases in net occupancy expense, furniture and equipment expense, and other operating expenses. The Company's efficiency ratio, which is noninterest expense as a percentage of the total of net interest income plus noninterest income, net of gains and losses on the sale of assets, was 86.06% in 2000 compared to 83.70% in 1999 and 80.90% in 1998.

The following table sets forth, for the periods indicated, the primary components of noninterest expense:

Noninterest Expense

                                                                  Year Ended December 31,
                                                               -----------------------------
(Dollars in thousands)                                           2000       1999       1998
                                                               -------    -------    -------
Salaries and employee benefits                                 $ 6,787    $ 5,690    $ 4,688
Net occupancy expense                                              880        819        703
Furniture and equipment expense                                  1,631      1,178      1,129
Amortization of intangible assets                                  612        537        443
Director and committee fees                                        202         76        182
Data processing and supplies                                       361        205        135
Mortgage loan department expenses                                  130        247        191
Banking assessments                                                131         77         58
Professional fees and services                                     476        432        360
Postage and freight                                                380        312        278
Supplies                                                           419        391        367
Credit card expenses                                               201        188        139
Telephone expenses                                                 402        307        364
Other                                                            1,364      1,555      1,191
                                                               -------    -------    -------
     Total noninterest expense                                 $13,976    $12,014    $10,228
                                                               =======    =======    =======
Efficiency ratio                                                 86.06%     83.70%     80.90%

Income Taxes. The Company's income tax expense was $290,000, an increase of $140,000 from the 1999 amount of $150,000. The increase is primarily attributable to an increase in income before taxes of $464,000 when compared to 1999. However, the amount of nontaxable income from securities comprised a significant amount of income before taxes. Nontaxable securities income was $1.3 million for the year ended December 31, 2000, compared to $1.2 million for the year ended December 31, 1999.

Earning Assets

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $254.1 million in 2000 compared to $188.7 million in 1999, an increase of $65.4 million, or 34.66%. At December 31, 2000, total loans were $280.5 million compared to $219.1 million at December 31, 1999.

The increase in loans during 2000 was primarily due to the continued growth in the new markets created by the subsidiary banks. The subsidiary banks have also sought opportunities to participate in loans originated by other financial institutions. The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights the Company's general emphasis on mortgage lending.

Composition of Loan Portfolio


December 31,                    2000                    1999                    1998                 1997               1996
                        -------------------  -------------------  --------------------- ----------------------  --------------------
                                  Percent of           Percent of            Percent of             Percent of            Percent of
(Dollars in thousands)    Amount    Total      Amount    Total       Amount    Total      Amount       Total      Amount    Total
                         -------   ------     -------   ------      -------   ------     -------      ------      ------    ------
Commercial and
    industrial         $  52,005    18.54%  $  29,740    13.58%   $  28,991    16.80%  $  36,079       24.19%  $  15,348     19.05%
Real estate
Construction              20,393     7.27      28,664    13.09       23,665    13.72      12,838        8.61       9,962     12.37
Mortgage-residential     111,897    39.89      66,092    30.17       52,635    30.51      40,977       27.48      31,519     39.13
Mortgage-
 nonresidential           60,159    21.45      58,419    26.67       36,017    20.87      32,518       21.81      17,616     21.87
Consumer                  33,721    12.02      32,256    14.73       29,784    17.26      25,747       17.27       5,947      7.38
Other                      2,331     0.83       3,883     1.76        1,453     0.84         968        0.64         154      0.20
                         -------   ------     -------   ------      -------   ------     -------      ------      ------    ------
 Total loans             280,506   100.00%    219,054   100.00%     172,545   100.00%    149,127      100.00%     80,546    100.00%
                                   =======              =======               =======                 =======              =======
Allowance for
 loan losses              (3,060)              (2,557)               (2,399)              (1,531)                   (837)
                       ---------             --------              --------             ---------              ---------
Net loans              $ 277,446             $216,497              $170,146             $147,596               $  79,709
                       =========             ========              ========             =========              =========

The principal component of the Company's loan portfolio is real estate mortgage loans. At December 31, 2000, this category totaled $172.1 million and represented 61.3% of the total loan portfolio, compared to $124.5 million, or 56.8%, at December 31, 1999.

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

Real estate construction loans decreased $8.3 million, or 28.9%, to $20.4 million at December 31, 2000, from $28.7 million at December 31, 1999. Residential mortgage loans, which is the largest category of the Company's loans, increased $45.8 million, or 69.3%, to $111.9 million at December 31, 2000, from $66.1 million at December 31, 1999. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, increased $1.7 million, or 3.0%, to $60.2 million at December 31, 2000, from $58.4 million at December 31, 1999. The overall increase in real estate lending was attributable to the new markets in the local communities of the subsidiary banks and the continued demand for residential and commercial real estate loans in those markets. The subsidiary banks have been able to compete favorably for residential mortgage loans with other financial institutions by offering fixed rate products having three and five year call provisions.

Commercial and industrial loans increased $22.3 million, or 74.9%, to $52.0 million at December 31, 2000, from $29.7 million at December 31, 1999. This increase was attributable to the subsidiary bank's continued growth in their respective markets and the realization of higher yields on commercial loans.

Consumer loans increased $1.4 million, or 4.5%, to $33.7 million at December 31, 2000, from $32.3 million at December 31, 1999. The growth in consumer loans is primarily attributable to overall growth in the Company's loan portfolio due to new markets created by the subsidiary banks.

The Company's loan portfolio reflects the diversity of its markets. The home office and the branch offices of the Greenwood Bank are located in Greenwood County, South Carolina. The economy of Greenwood contains elements of medium and light manufacturing, higher education, regional health care, and distribution facilities. The Clemson Bank has offices in Clemson and Calhoun Falls, South Carolina. Due to its proximity to a major interstate highway and Clemson University, a state-supported university, management expects the area to remain stable with continued growth. The Belton Bank and the Barnwell Bank are in more rural areas and have a higher concentration of consumer loans with fewer opportunities for commercial lending. The Newberry Bank's main office and Prosperity branch are located in Newberry County, South Carolina and are in close proximity to an interstate highway. The Newberry Bank also has a branch office in Saluda County. The diversity of the economy creates opportunities for all types of lending. The Company does not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Company. The following table sets forth the Company's loans maturing within specified intervals at December 31, 2000.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates


                                                              Over
                                                             One Year
 December 31, 2000                             One Year or   Through    Over Five
 (Dollars in thousands)                           Less      Five Years    Years      Total
                                                --------     --------   --------   --------
Commercial and industrial                       $ 25,808     $ 23,660   $  2,537   $ 52,005
Real estate                                       95,560       75,927     20,962    192,449
Consumer and other                                17,913       15,031      3,108     36,052
                                                --------     --------   --------   --------
                                                $139,281     $114,618   $ 26,607   $280,506
                                                --------     --------   --------   --------

Loans maturing after one year with:
Fixed interest rates                                                              $ 136,659
Floating interest rates                                                               4,566
                                                                                  ---------
                                                                                  $ 141,225
                                                                                  =========

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

Investment Securities. The investment securities portfolio is a significant component of the Company's total earning assets. Total securities averaged $110.2 million in 2000, compared to $116.0 million in 1999 and $95.5 million in 1998. At December 31, 2000, the total securities portfolio was $106.0 million. Securities designated as available-for-sale totaled $100 million and were recorded at estimated fair value, and securities designated as held-to-maturity totaled $590,000 and were recorded at amortized cost. The securities portfolio also includes nonmarketable equity securities totaling $5.5 million which are carried at cost because they are not readily marketable or have no quoted market value. These include investments in Federal Reserve Bank stock, Federal Home Loan Bank stock, the stock of four unrelated financial institutions, and the stock of a financial services company that offers internet banking.

The following table sets forth the book value of the securities held by the Company at the dates indicated.

Book Value of Securities


December 31,                                   2000       1999       1998
                                             -------    -------     ------
(Dollars in thousands)
U.S. Treasury securities                    $   --     $    599   $    597
U.S. Government agencies and corporations     50,544     51,421     64,517
State, county, and municipal securities       26,611     26,704     20,656
                                             -------    -------     ------
                                              77,155     78,724     85,770
Mortgage-backed securities                    24,262     29,513     28,993
Nonmarketable equity securities                5,500      4,935      4,823
                                             -------    -------     ------

Total securities                            $106,917   $113,172   $119,586
                                            ========   ========   ========

The following table sets forth the scheduled maturities and average yields of securities held at December 31, 2000.

Investment Securities Maturity Distribution and Yields

                                                 After One But     After Five But
December 31, 2000           Within One Year    Within Five Years  Within Ten Years   Over Ten Years
                           -----------------   -----------------  ----------------  ------------------
(Dollars in thousands)      Amount    Yield    Amount     Yield    Amount   Yield    Amount     Yield
                            -------   ------   -------   ------   -------  -------   -------   ------
U.S. Government agencies    $ 6,710   5.09 %   $33,989   5.75 %   $ 8,361   6.04 %   $   958   7.00 %
 Obligations of state and
  local governments (2)         500     6.06     1,240     6.06     4,335     7.17    20,528     6.88
                            -------            -------            -------            -------
Total securities (1)        $ 7,210   5.15 %   $35,229   5.77 %   $12,696   6.42 %   $21,486   6.88 %
                            =======            =======            =======            =======

(1) Excludes mortgage-backed securities totaling $23.9 million with a yield of 6.2% and nonmarketable equity securities.
(2) The yield on state and local governments is presented on a tax equivalent basis using a federal income tax rate of 34%.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in "--Net Interest Income-- Interest Sensitivity."

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold and interest-bearing deposits with other banks, averaged $87,000 in 2000, compared to $696,000 in 1999 and $4.9 million in 1998. At
December 31, 2000, short-term investments totaled $599,000. These funds are a source of the Banks' liquidity. Federal funds are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $58.6 million, or 21.50%, to $330.6 million in 2000, from $272.0 million in 1999. Average interest-bearing deposits increased $33.0 million, or 14.12%, to $266.4 million in 2000, from $233.4 million in 1999. These increases resulted from increases in all categories of interest-bearing liabilities.

Deposits. Average total deposits increased $36.7 million, or 14.22%, to $295.3 million during 2000, from $258.6 million during 1999. At December 31, 2000, total deposits were $336.3 million compared to $257.2 million a year earlier, an increase of 30.7%.

The following table sets forth the deposits of the Company by category at the dates indicated.

Deposits
December 31,               2000                    1999                1998                     1997                 1996
                  --------------------- ---------------------  ---------------------  ---------------------- ----------------------
(Dollars in                   Percent of            Percent of            Percent of              Percent of             Percent of
  thousands)        Amount     Deposits  Amount      Deposits    Amount    Deposits    Amount      Deposits   Amount      Deposits
                   --------    ------   --------      ------    --------    ------    --------      ------   --------      ------
Demand deposit
  accounts         $ 32,197      9.57%  $ 27,422       10.66%   $ 23,491      9.03%   $ 19,460       10.41%  $ 12,226       13.61%
NOW accounts         53,949     16.04     45,560       17.71      45,854     17.63      30,562       16.36      8,296        9.23
Money market
  accounts           58,343     17.35     38,419       14.93      30,161     11.60      20,812       11.14     14,035       15.62
Savings accounts     30,543      9.08     26,642       10.36      25,202      9.69      15,127        8.09      8,681        9.66
Time deposits
  less than
  $100,000          114,454     34.03     91,671       35.64     104,491     40.17      73,827       39.51     34,745       38.66
Time deposits
  of $100,000
  or over            46,826     13.93     27,533       10.70      30,921     11.88      27,073       14.49     11,879       13.22
                   --------    ------   --------      ------    --------    ------    --------      ------   --------      ------
Total deposits     $336,312    100.00%  $257,247      100.00%   $260,120    100.00%   $186,861      100.00%  $ 89,862      100.00%
                   ========    ======   ========      ======    ========    ======    ========      ======   ========      ======

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits increased $56.5 million to $286.2 million at December 31, 2000.

Deposits, and particularly core deposits, have historically been the Company's primary source of funding and have enabled the Company to meet successfully both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The Company's loan-to-deposit ratio was 83.4% at December 31, 2000, 85.2% at the end of 1999, and averaged 86.5% during 2000. The maturity distribution of the Company's time deposits over $100,000 at December 31, 2000, is set forth in the following table.

Maturities of Certificates of Deposit of $100,000 or More

                                                                                          After Six
                                                                       After Three         Through
                                                        Within Three   Through Six         Twelve         After Twelve
(Dollars in thousands)                                     Months         Months           Months            Months          Total
                                                         --------       -------          --------           -------       --------
 Certificates of deposit of $100,000 or more             $ 21,129       $ 8,129          $ 10,127           $ 7,441       $ 46,826

Approximately 45.12% of the Company's time deposits over $100,000 had scheduled maturities within three months and 62.48% had maturities within six months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Company does not solicit brokered deposits.

Borrowed Funds. Borrowed funds consist of short-term borrowings and advances from the Federal Home Loan Bank. Short-term borrowings are primarily federal funds purchased from correspondent banks and securities sold under agreements to repurchase.

Average short-term borrowings were $29.2 million in 2000, an increase of $8.2 million from 1999. Federal funds purchased from correspondent banks averaged $21.4 million in 2000. At December 31, 2000, federal funds purchased totaled $8.0 million. Securities sold under agreements to repurchase averaged $7.8 million in 2000. At December 31, 2000, securities sold under agreements to repurchase totaled $4.2 million.

Average Federal Home Loan Bank advances during 2000 were $31.9 million compared to $16.1 million during 1999, an increase of $15.8 million. Advances from the Federal Home Loan Bank are collateralized by debt securities of U.S. Government agencies, one-to-four family residential mortgage loans, and the Company's investment in Federal Home Loan Bank stock. At December 31, 2000, borrowings from the Federal Home Loan Bank were $32.4 million compared to $20.7 million a year earlier. Although management expects to continue using short-term borrowing and Federal Home Loan Bank advances as secondary funding sources, core deposits will continue to be the Company's primary funding source. Of the $32.4 million advances from the Federal Home Loan Bank outstanding at December 31, 2000, $31.4 million will mature after one year.

Long-term Debt. Long-term debt consists of borrowings obtained from an unrelated financial institution to infuse capital into the Belton Bank in order to maintain the minimum capital ratios as a result of the Belton Bank's purchase of two Carolina First Bank branches in 1998 and to infuse capital into the Newberry Bank for its branch acquisitions in 2000. The average balance of the long-term debt was $3.3 million in 2000. Long-term debt totaled $4.8 million at December 31, 2000. Debt with one institution consists of a $8.0 million line of credit, is collateralized by the stock of the subsidiary banks, and bears interest at a simple interest rate per annum equal to the one-month London Interbank Offered rate plus 200 basis points. Interest is payable on a quarterly basis. The line of credit is scheduled to mature on June 30, 2002. Debt also consists of $500,000 borrowed from an unrelated financial institution for the construction of branch offices and bears interest at a variable rate of .75% below the highest prime rate published in the Wall Street Journal. This debt is unsecured and is due on February 10, 2001.

Capital

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of the Company consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus intangible assets. The Company's Tier 2 capital consists of the allowance for loan losses subject to certain limitations. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The holding company and subsidiary banks are also required to maintain capital at a minimum level based on average total assets (as defined), which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

The Company exceeded the Federal Reserve's fully phased-in regulatory capital ratios at December 31, 2000, 1999 and 1998, as set forth in the following table.

Analysis of Capital
December 31,                                 2000        1999        1998
                                           --------    --------    --------
(Dollars in thousands)
Tier 1 capital                             $ 28,943    $ 29,000    $ 27,142
Tier 2 capital                                3,060       2,557       2,399
                                           --------    --------    --------
Total qualifying capital                   $ 32,003    $ 31,557    $ 29,541
                                           ========    ========    ========

Risk-adjusted total assets
 (including off-balance-sheet exposures)   $287,856    $244,648    $196,968
                                           ========    ========    ========

Tier 1 risk-based capital ratio               10.05%      11.85%      13.78%
Total risk-based capital ratio                11.12%      12.90%      15.00%
Tier 1 leverage ratio                          7.02%       8.37%       8.89%


Each of the subsidiary banks is required to maintain risk-based and leverage ratios similar to those required for the Company. Each of the subsidiary banks exceeded these regulatory capital ratios at December 31, 2000, as set forth in the following table.

Bank Capital Ratios

                     Tier 1 Risk-  Total Risk-      Tier 1
December 31, 2000       Based         Based        Leverage
                     ------------  -----------    ---------
The Greenwood Bank       9.71%        10.63%         7.68%
The Clemson Bank        14.49%        15.74%         9.78%
The Barnwell Bank       10.51%        11.80%         7.40%
The Belton Bank         15.54%        16.63%         7.86%
The Newberry Bank        9.34%        10.40%         7.05%

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

The Company's loans-to-assets ratio and loans-to-funds ratio increased from 1999 to 2000. The loans-to-assets ratio at December 31, 2000 was 66.4% compared to 60.9% at December 31, 1999, and the loans-to-funds ratio at December 31, 2000 was 73.4% compared to 67.2% at December 31, 1999. The amount of advances from the Federal Home Loan Bank were approximately $32.4 million at December 31, 2000 compared to $20.7 million at December 31, 1999. Management expects to continue using these advances as a source of funding. The Company obtained borrowings from unrelated financial institutions in 1998 and 2000 to purchase branches and for other corporate purposes. At December 31, 2000, total long-term debt was $4.8 million, compared to $1.6 million at December 31, 1999. Additionally, the Company has approximately $63.3 million of unused lines of credit for federal funds purchases. The Company also has approximately $100.0 million of securities available-for-sale as a source of liquidity.

The Company depends on dividends from the subsidiary banks as its primary source of liquidity. The ability of the subsidiary banks to pay dividends is subject to general regulatory restrictions which may, but are not expected to, have a material impact on the liquidity available to the Company. Generally, banks are not allowed to pay dividends unless the retained earnings are in a positive position. Accordingly, several subsidiary banks may not be able to pay cash in the form of dividends to its parent company in the near future. The Company does not plan to pay cash dividends for the near term. The Company has paid stock dividends in April 1994, August 1995, May 1996, September 1998, June 30, 2000 and may do so in the future.

Accounting Rule Changes

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The accounting for changes in the fair value of a derivative depends on how the derivative is used and how the derivative is designated. The Company adopted SFAS No. 133 on July 1, 2000. The adoption of SFAS No. 133 did not have a material impact on the consolidated financial statements.

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

Industry Developments

On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 2000. The Act was signed into law by President Clinton in November 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in Sections 20 and 32 of the Glass-Steagall Act. The Act also creates a new "financial holding company" under the Bank Holding Company Act, which will permit holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                   PART III

Information called for by PART III (Items 10, 11, 12 and 13) of this Report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended December 31, 2000 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement.

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

(b)   Reports on Form 8-K:

      The Company filed a Form 8-K on January 4, 2001 which reported that as of January 1, 2001, four of the wholly-owned subsidiaries of the Company, Clemson Bank & Trust, TheBank, Community Bank & Trust and Mid State Bank, merged with and into a fifth wholly-owned subsidiary, Greenwood Bank & Trust. Immediately after the merger, Greenwood Bank & Trust changed its name to CapitalBank.

      The Company filed a Form 8-K on January 30, 2001 which reported that CapitalBank, a wholly-owned subsidiary of the Company, signed a definitive agreement with Enterprise Bank of South Carolina ("Enterprise Bank") concerning the acquisition by Enterprise Bank of CapitalBank's five branch offices located in Barnwell, Blackville, Williston, Springfield and Salley, South Carolina. The transaction is expected to close in the second quarter of 2001, pending regulatory approval and satisfaction of other conditions of closing.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Community Capital Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMMUNITY CAPITAL CORPORATION



Dated: March 27, 2001                     By: /s/ WILLIAM G. STEVENS
                                             -----------------------------------
                                             William G. Stevens
                                             President and Chief Executive
                                             Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                          Title                                     Date
       ---------                          -----                                     ----
/s/ WILLIAM G. STEVENS                    President (Principal Executive            March 27, 2001
-------------------------------------     Officer) and Director
William G. Stevens


/s/ R. WESLEY BREWER                      Chief Financial Officer (Principal        March 27, 2001
-------------------------------------     Financial and  Accounting Officer) and
R. Wesley Brewer                          Secretary


                     *                    Assistant Secretary and Director          March 27, 2001
-------------------------------------
Patricia C. Edmonds


                     *                    Director                                  March 27, 2001
-------------------------------------
David P. Allred


                     *                    Director                                  March 27, 2001
-------------------------------------
Earl H. Bergen


                     *                    Director                                  March 27, 2001
-------------------------------------
Harold Clinkscales, Jr.


                     *                    Director                                  March 27, 2001
-------------------------------------
Robert C. Coleman


                     *                    Director                                  March 27, 2001
-------------------------------------
John W. Drummond


                     *                    Director                                  March 27, 2001
-------------------------------------
Wayne Q. Justesen, Jr.

                     *                    Director                                  March 27, 2001
-------------------------------------
B. Marshall Keys

                     *                    Director                                  March 27, 2001
-------------------------------------
Clinton C. Lemon, Jr.

                     *                    Director                                  March 27, 2001
-------------------------------------
Miles Loadholt

                     *                    Director                                  March 27, 2001
-------------------------------------
Thomas C. Lynch, Jr.

                     *                    Director                                  March 27, 2001
-------------------------------------
H. Edward Munnerlyn

                     *                    Director                                  March 27, 2001
-------------------------------------
George B. Park

                     *                    Director                                  March 27, 2001
-------------------------------------
Joseph H. Patrick, Jr.

                     *                    Director                                  March 27, 2001
-------------------------------------
William W. Riser, Jr.

                     *                    Director                                  March 27, 2001
-------------------------------------
George D. Rodgers

                     *                    Director                                  March 27, 2001
-------------------------------------
Charles J. Rogers

                     *                    Director                                  March 27, 2001
-------------------------------------
Thomas E. Skelton

                     *                    Director                                  March 27, 2001
-------------------------------------
Lex D. Walters


*By: /s/ WILLIAM G. STEVENS                                                         March 27, 2001
    ------------------------------
    (William G. Stevens) (As
    Attorney-in-Fact for each
    of the persons indicated)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          COMMUNITY CAPITAL CORPORATION




                                                                                                               Page

Independent Accountants' Report.................................................................................F-2
Consolidated Balance Sheets.....................................................................................F-3
Consolidated Statements of Income...............................................................................F-4
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.............................F-5
Consolidated Statements of Cash Flows...........................................................................F-6
Notes to Consolidated Financial Statements......................................................................F-7

                       TOURVILLE, SIMPSON & CASKEY, L.L.P.
                          CERTIFIED PUBLIC ACCOUNTANTS
                              POST OFFICE BOX 1769
                         COLUMBIA, SOUTH CAROLINA 29202

                            TELEPHONE (803) 252-3000
                               FAX (803) 252-2226

WILLIAM E. TOURVILLE, CPA                                  MEMBER AICPA SEC AND
HARRIET S. SIMPSON, CPA, CISA, CDP                            PRIVATE COMPANIES
R. JASON CASKEY, CPA                                          PRACTICE SECTIONS
     ------------
JOHN T. DRAWDY, JR., CPA
TIMOTHY R. ALFORD, CPA
DAVID J. WATKINS II, CPA


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Community Capital Corporation
Greenwood, South Carolina


We have audited the accompanying consolidated balance sheets of Community Capital Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Capital Corporation as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.




Tourville, Simpson & Caskey, L.L.P.
Columbia, South Carolina
March 22, 2001

                          COMMUNITY CAPITAL CORPORATION


                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

 (Dollars in thousands)                                                                   2000              1999
                                                                                          -----             ----
Assets:
  Cash and cash equivalents:
    Cash and due from banks                                                         $     8,736       $     8,224
    Interest-bearing deposit accounts                                                       599               488
    Federal funds sold                                                                        -                10
                                                                                    ------------      ------------
      Total cash and cash equivalents                                                     9,335             8,722
                                                                                    ------------      ------------
  Investment securities:
    Securities available-for-sale                                                        99,951           103,371
    Securities held-to-maturity (estimated fair value of $590 and $620
     at December 31, 2000 and 1999, respectively)                                           590               620
    Nonmarketable equity securities                                                       5,500             4,935
                                                                                    ------------      ------------
      Total investment securities                                                       106,041           108,926
                                                                                    ------------      ------------
  Loans receivable                                                                      280,506           219,054
    Less allowance for loan losses                                                       (3,060)           (2,557)
                                                                                    ------------      ------------
    Loans, net                                                                          277,446           216,497
                                                                                    ------------      ------------
  Premises and equipment, net                                                            14,958            12,532
  Accrued interest receivable                                                             3,555             2,800
  Intangible assets                                                                       6,778             5,020
  Cash surrender value of life insurance                                                  1,801             1,421
  Other assets                                                                            2,336             3,750
                                                                                    ------------      ------------

      Total assets                                                                  $   422,250       $   359,668
                                                                                    ============      ============
Liabilities:
  Deposits:
    Noninterest-bearing transaction accounts                                        $    32,197       $    27,422
    Interest-bearing transaction accounts                                               304,115           229,825
                                                                                    ------------      ------------
      Total deposits                                                                    336,312           257,247
                                                                                    ------------      ------------
  Federal funds purchased and securities sold under agreements to repurchase              8,837            46,493
  Advances from the Federal Home Loan Bank                                               32,399            20,729
  Long-term debt                                                                          4,845             1,575
  Obligations under capital leases                                                        1,121               419
  Accrued interest payable                                                                2,465             1,298
  Other liabilities                                                                       1,127               689
                                                                                    ------------      ------------
     Total liabilities                                                                  387,106           328,450
                                                                                    ------------      ------------

  (Commitments and contingencies - Notes 6, 14, 18 and 26)

  Shareholders' equity:
  Common stock, $1.00 par value; 10,000,000 shares authorized; 3,300,395 and
    3,122,811 shares issued and outstanding at December 31,
    2000 and 1999, respectively                                                           3,300             3,123
  Capital surplus                                                                        30,826            29,846
  Accumulated other comprehensive income (loss)                                            (578)           (2,802)
  Retained earnings                                                                       1,984             1,336
  Treasury stock, at cost (2000 - 43,580 shares, 1999 - 31,925 shares)                     (388)             (285)
                                                                                    ------------      ------------
     Total shareholders' equity                                                          35,144            31,218
                                                                                    ------------      ------------
     Total liabilities and shareholders' equity                                     $   422,250       $   359,668
                                                                                    ============      ============


    The accompanying notes are an integral part of the consolidated financial statements.

                          COMMUNITY CAPITAL CORPORATION

                      Consolidated Statements of Operations
              for the years ended December 31, 2000, 1999 and 1998


 (Dollars in thousands, except for per share data)                                      2000              1999               1998
                                                                                    -----------       -----------        -----------
 Interest income:
   Loans, including fees                                                            $    23,501       $    16,613        $    14,942
   Investment securities:
     Taxable                                                                              4,593             5,037              4,798
     Tax-exempt                                                                           1,314             1,220                751
     Nonmarketable equity securities                                                        308               295                216
     Federal funds sold                                                                       6                34                336
                                                                                    ------------      ------------       -----------
     Total interest income                                                               29,722            23,199             21,043
                                                                                    ------------      ------------       -----------

 Interest expense:
   Deposits                                                                              12,527             9,702             10,128
   Advances from the Federal Home Loan Bank                                               1,931               865                760
   Federal funds purchased and securities sold
    under agreements to repurchase                                                        1,772             1,169                227
   Long-term debt                                                                           286                80                 71
   Obligations under capital leases                                                         120                34                 12
                                                                                    ------------      ------------       -----------
     Total interest expense                                                              16,636            11,850             11,198
                                                                                    ------------      ------------       -----------

 Net interest income                                                                     13,086            11,349              9,845
 Provision for loan losses                                                                  471             1,037              1,836
                                                                                    ------------      ------------       -----------
 Net interest income after provision for loan losses                                     12,615            10,312              8,009
                                                                                    ------------      ------------       -----------

 Other operating income:
   Service charges on deposit accounts                                                    1,706             1,513              1,260
   Gain on sales of securities available-for-sale                                             -               175                220
   Residential mortgage origination fees                                                    503               672                613
   Commissions from sales of mutual funds                                                   105                54                104
   Income from fiduciary activities                                                         129                98                133
   Gain on sale of Community Trust Company                                                  150                 -                  -
   Other operating income                                                                   710               668                687
                                                                                    ------------      ------------       -----------
     Total operating income                                                               3,303             3,180              3,017
                                                                                    ------------      ------------       -----------

 Other operating expenses:
   Salaries and employee benefits                                                         6,787             5,690              4,688
   Net occupancy expense                                                                    880               819                703
   Amortization of intangible assets                                                        612               537                443
   Furniture and equipment expense                                                        1,631             1,178              1,129
   Other operating expenses                                                               4,066             3,790              3,265
                                                                                    ------------      ------------       -----------
     Total operating expenses                                                            13,976            12,014             10,228
                                                                                    ------------      ------------       -----------

 Income before income taxes                                                               1,942             1,478                798
 Income tax expense                                                                         290               150                 34
                                                                                    ------------      ------------       -----------
 Net income                                                                             $ 1,652           $ 1,328              $ 764
                                                                                    ============      ============       ===========

 Earnings per share:
   Basic earnings per share                                                              $ 0.51            $ 0.41             $ 0.24
   Diluted earnings per share                                                              0.51              0.41               0.23



   The accompanying notes are an integral part of the consolidated financial statements.

                          COMMUNITY CAPITAL CORPORATION


         Consolidated Statements of Changes in Shareholders' Equity and
                              Comprehensive Income
              for the years ended December 31, 2000, 1999 and 1998


                                                                            Accumulated
(Dollars in thousands)                 Common Stock                            Other
                                      --------------           Capital     Comprehensive      Retained      Treasury
                                    Shares       Amount        Surplus        Income          Earnings       Stock         Total
                                    ------       ------        -------     -------------      --------      --------       -----
 Balance,
  December 31, 1997                2,905,303    $ 2,905       $ 27,492        $ 467           $ 1,064         $   -      $ 31,928

 Net income                                                                                       764                         764
 Other comprehensive
  income, net of tax effects                                                    265                                           265
                                                                                                                         ---------
 Comprehensive income                                                                                                       1,029
                                                                                                                         ---------

 Sales of stock to ESOP               18,425         18            243                                                        261

 Stock options exercised              21,914         22            195                                                        217

 5% stock dividend                   146,626        147          1,668                         (1,820)                         (5)
                                   ----------   --------      ---------       ------          --------        ------     ---------
 Balance,
  December 31, 1998                3,092,268      3,092         29,598          732                 8                      33,430

 Net income                                                                                     1,328                       1,328
 Other comprehensive income
  (loss), net of tax effects                                                 (3,534)                                       (3,534)
                                                                                                                         ---------

 Comprehensive income                                                                                                      (2,206)
                                                                                                                         ---------

 Sales of stock to ESOP               27,871         28            229                                                        257

 Stock options exercised               2,672          3             19                                                         22

 Purchase of treasury
  stock (31,925 shares)                                                                                        (285)         (285)
                                   ----------   --------      ---------       ------          --------        ------     ---------
 Balance,
  December 31, 1999                3,122,811      3,123         29,846       (2,802)            1,336          (285)       31,218

 Net income                                                                                     1,652                       1,652
 Other comprehensive
  income, net of tax effects                                                  2,224                                         2,224

 Comprehensive income                                                                                                       3,876
                                                                                                                         ---------

 Sales of stock to ESOP               21,447         21            122                                                        143

 5% stock dividend                   156,137        156            858                         (1,004)          (14)           (4)

 Purchase of treasury
  stock (11,655 shares)                                                                                         (89)          (89)
                                   ----------   --------      ---------       ------          --------        ------     ---------
 Balance,
  December 31, 2000                3,300,395    $ 3,300       $ 30,826       $ (578)          $ 1,984        $ (388)     $ 35,144
                                   ==========   ========      =========       ======          ========        =======    =========


The accompanying notes are an integral part of the consolidated financial statements.

                          COMMUNITY CAPITAL CORPORATION

                      Consolidated Statements of Cash Flows
              for the years ended December 31, 2000, 1999 and 1998


 (Dollars in thousands)                                                    2000            1999                1998
                                                                         --------        --------            --------
 Cash flows from operating activities:
   Net income                                                            $ 1,652           $ 1,328              $ 764
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                                         1,638             1,749              1,519
     Provision for possible loan losses                                      471             1,037              1,836
     Deferred income tax provision (benefit)                                (180)             (234)              (324)
     Amortization of intangible assets                                       612               537                444
     Premium amortization less accretion on securities                       152               132                 54
     Amortization of deferred loan costs and fees, net                      (163)             (153)              (397)
     Net gain on sales or calls of securities available-for-sale               -              (175)              (220)
     Proceeds of sales of residential mortgages                           15,567            26,435             23,262
     Disbursements for residential mortgages held-for-sale               (16,425)          (27,452)           (22,155)
     Increase in interest receivable                                        (563)             (247)              (156)
     Increase (decrease) in interest payable                                 727              (363)               (36)
     Loss (gain) on sale of premises and equipment                           (34)                -                 21
     Loss (gain) on sale of other real estate                                 (2)                -                  -
     Loss (gain) on sale of branch                                             -                 -               (130)
     Increase in other assets                                               (284)           (1,012)              (743)
     Increase (decrease) in other liabilities                              1,132              (551)               521
                                                                         --------          --------           --------
       Net cash provided by operating activities                           4,300             1,031              4,260
                                                                         --------          --------           --------

 Cash flows from investing activities:
   Net increase in loans made to customers                               (39,013)          (46,218)           (22,958)
   Proceeds from sales of securities available-for-sale                        -            28,718             36,726
   Proceeds from maturities of securities available-for-sale               6,638            12,969             34,866
   Purchases of securities available-for-sale                                  -           (35,148)          (112,665)
   Proceeds from maturities of securities held-to-maturity                    30                30                 25
   Proceeds from sale of nonmarketable equity securities                       -               633                  -
   Purchase of nonmarketable equity securities                              (581)             (745)            (1,599)
   Proceeds from sales of nonmarketable equity securities                     16                 -                  -
   Purchase of premises and equipment                                     (3,146)           (4,632)            (1,743)
   Proceeds from sales of premises and equipment                             363                 -                814
   Proceeds from sales of other real estate                                  574                 -                  -
   Proceeds from the sale of Community Trust Company                         150                 -                  -
   Acquisition of branches                                                13,570                 -             38,423
   Net cash outflow from sale of branch                                        -                 -             (2,049)
                                                                         --------          --------           --------
     Net cash used by investing activities                               (21,399)          (44,393)           (30,160)
                                                                         --------          --------           --------

 Cash flows from financing activities:
   Net increase in demand  and savings accounts                           23,562            13,335             27,664
   Net increase (decrease) in time deposits                               19,773           (16,208)             4,110
   Proceeds from advances from the Federal  Home Loan Bank                37,600            18,800              8,049
   Repayments of Federal Home Loan Bank advances                         (25,930)           (7,505)           (14,965)
   Proceeds from advances from long-term debt                              7,770             2,125              3,425
   Repayments of advances from long-term debt                             (4,500)           (3,475)              (500)
   Proceeds from exercise of stock options                                     -                22                217
   Proceeds from stock sales to employee benefit plan                        143               257                261
   Net increase (decrease) in federal funds purchased
    and securities sold under agreements to repurchase                   (40,613)           34,691               (141)
   Cash paid in lieu of fractional shares                                     (4)                -                 (5)
   Purchase of treasury stock                                                (89)             (285)                -
                                                                         --------          --------           --------
     Net cash provided by financing activities                            17,712            41,757             28,115
                                                                         --------          --------           --------
 Net increase (decrease) in cash and cash equivalents                        613            (1,605)             2,215
 Cash and cash equivalents, beginning of period                            8,722            10,327              8,112
                                                                         --------          --------           --------
 Cash and cash equivalents, end of period                                $ 9,335           $ 8,722           $ 10,327
                                                                         ========          ========          =========

   The accompanying notes are an integral part of the consolidated financial statements.

                          COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation - The accompanying consolidated financial statements include the accounts of Community Capital Corporation (the "Company"), and its wholly-owned subsidiaries, Greenwood Bank & Trust (the "Greenwood Bank"), Clemson Bank & Trust (the "Clemson Bank"), Community Bank & Trust (the "Barnwell Bank"), TheBank (the "Belton Bank"), and Mid State Bank (the "Newberry Bank"), collectively referred to as the "subsidiary banks." Trust and other financial services are available through the Greenwood Bank.

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

Securities Available-for-sale - Securities available-for-sale by the Company are carried at amortized cost and adjusted to estimated fair value by recording the aggregate unrealized gain or loss in a valuation account. Management does not actively trade securities classified as available-for-sale. Reductions in fair value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis in the security. Generally, amortization of premiums and accretion of discounts are charged or credited to earnings on a straight-line basis over the life of the securities. The adjusted cost basis of securities available-for-sale is determined by specific identification and is used in computing the gain or loss from a sales transaction.

Securities Held-To-Maturity - Securities held-to-maturity are those securities which management has the intent and the Company has the ability to hold until maturity. Securities held-to-maturity are carried at cost and adjusted for amortization of premiums and accretion of discounts, both computed by the straight-line method. Reductions in fair value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security.

                          COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------

Nonmarketable Equity Securities - Nonmarketable equity securities include the costs of the subsidiary banks' investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank. The stocks have no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required for state-chartered member banks. Investment in Federal Home Loan Bank stock is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to secure the borrowings. At December 31, 2000 and 1999, the investment in Federal Reserve Bank stock was $826,600 and $843,300, respectively. At December 31, 2000 and 1999, the investment in Federal Home Loan Bank stock was $2,047,700 and $1,466,500, respectively.

The Company has invested in the stock of four unrelated financial institutions. The Company owns less than five percent of the outstanding shares of each institution, and the stocks either have no quoted market value or are not readily marketable. At December 31, 2000 and 1999, the investments in the stock of the unrelated financial institutions, at cost, were $2,125,462. The Company also invested in a financial services company that offers internet banking. The Company's investment in the stock of this institution was $500,000 at December 31, 2000 and 1999.

Loans - Loans are recorded at their unpaid principal balance. Direct loan origination costs and loan origination fees are deferred and amortized over the lives of the loans as an adjustment to yield. Unamortized net deferred loans costs included in loans at December 31, 2000 and 1999 were $218,000 and $237,000, respectively.

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

Allowance for Loan Losses - Management provides for losses on loans through specific and general charges to operations and credits such charges to the allowance for loan losses. Specific provision for losses is determined for identified loans based upon estimates of the excess of the loan's carrying value over the net realizable value of the underlying collateral. General provision for loan losses is estimated by management based upon factors including industry loss experience for similar lending categories, actual loss experience, delinquency trends, as well as prevailing and anticipated economic conditions. While management uses the best information available to make evaluations, future adjustment to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Delinquent loans are charged against the allowance at the time they are determined to be uncollectible. Recoveries are added to the allowance.

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

                          COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------

Other Real Estate Owned - Other real estate owned includes real estate acquired through foreclosure and loans accounted for as in-substance foreclosures. Collateral is considered foreclosed in-substance when the borrower has little or no equity in the fair value of the collateral, proceeds for repayment of the debt can be expected to come only from the sale of the collateral, and it is doubtful that the borrower can rebuild equity or otherwise repay the loan in the foreseeable future. Other real estate owned is carried at the lower of cost (principal balance at the date of foreclosure) or fair value minus estimated costs to sell. Any write-downs at the date of acquisition are charged to the allowance for possible loan losses. Expenses to maintain such assets, subsequent changes in the valuation allowance, and gains and losses on disposal are included in other expenses.

Intangible Assets - Intangible assets consist of goodwill and core deposit premiums resulting from the Company's acquisitions. The core deposit premiums are being amortized over fifteen years using the straight-line method, and goodwill is being amortized over five years using the straight-line method.

Stock-Based Compensation - SFAS 123, "Accounting for Stock-Based Compensation," allows a company to either adopt the fair value method or continue using the intrinsic valuation method presented under Accounting Principles Board ("APB") Opinion 25 to account for stock-based compensation. The fair value method recommended in SFAS 123 requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. The intrinsic value method measures compensation cost based on the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. The Company has elected to continue using APB Opinion 25 to account for stock options granted and has disclosed in the footnotes pro forma net income and earnings per-share information as if the fair value method had been used.

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

Cash Flow Information - For purposes of reporting cash flows, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from depository institutions, interest-bearing deposit accounts, and federal funds sold. Generally, federal funds are sold for one-day periods.

The following summarizes supplemental cash flow information for 2000, 1999, and 1998:

(Dollars in thousands)                                        2000       1999         1998
                                                            --------   --------    --------

Cash paid for interest                                      $ 15,469   $ 12,213    $ 10,888
Cash paid for income taxes                                       346        434         281

Supplemental noncash investing and financing activities:
  Foreclosures on loans                                          577       --          --

Transfer from retained earnings to common stock and
  capital surplus to record stock dividends                    1,014       --         1,815

Change in unrealized gain or loss on securities available
    for sale, net of tax                                       2,224     (3,534)        265

                          COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, securities, federal funds sold and amounts due from banks. Management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions. Although the Company's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on business and economic conditions in each subsidiary bank's local community. Management does not believe credit risk is associated with obligations of the United States, its agencies or its corporations. The Company places its deposits and correspondent accounts with and sells its federal funds to high credit quality institutions. By policy, time deposits are limited to amounts insured by the Federal Deposit Insurance Corporation. Management believes credit risk associated with correspondent accounts is not significant.

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

Share and per-share data have been restated to reflect the 5% stock dividends issued in June 2000 and September 1998.

Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

                                                                 Year Ended December 31,
                                                             -----------------------------
(Dollars in thousands)                                         2000       1999      1998
                                                             -------    -------    -------
Unrealized holding gains (losses) on available-for-sale
 securities                                                  $ 3,370    $ 5,180    $   622
Reclassification adjustment for (gains) losses realized in
 income                                                         --         (175)      (220)
                                                             -------    -------    -------

Net unrealized gains (losses) on securities                    3,370      5,005        402

Tax effect                                                    (1,146)     1,821       (137)
                                                             -------    -------    -------

Net-of-tax amount                                            $ 2,224    $ 6,826    $   265
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

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

                          COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------

Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The accounting for changes in the fair value of a derivative depends on how the derivative is used and how the derivative is designated. The Company adopted SFAS No. 133 on July 1, 2000. The adoption of SFAS No. 133 did not have a material impact on the consolidated financial statements.

Reclassifications - Certain captions and amounts in the 1999 and 1998 financial statements were reclassified to conform with the 2000 presentation.

Accounting for Transfers and Servicing of Financial Assets - A sale is recognized when the Company relinquishes control over a financial asset and is compensated for such asset. The difference between the net proceeds received and the carrying amount of the financial asset being sold or securitized is recognized as a gain or loss on the sale.


NOTE 2 - ACQUISITION OF BRANCHES
--------------------------------

Prosperity - On March 31, 2000, Mid State Bank entered into a Purchase and Assumption Agreement to acquire certain assets and deposits associated with a branch office of Carolina First Bank. At the close of business on June 25, 2000, Mid State Bank acquired the deposits of a branch located in Newberry County, South Carolina, which had approximately $7,260,433 in deposits (unaudited).

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

Saluda - On May 9, 2000, Mid State Bank entered into a Purchase and Assumption Agreement to acquire certain assets and deposits associated with a branch office of Anchor Bank. At the close of business on July 3, 2000, Mid State Bank acquired the deposits of a branch located in Saluda County, South Carolina, which had approximately $31,867,000 in deposits (unaudited).

At the closing, and subject to the terms of the Purchase and Assumption Agreement, Mid State Bank paid Anchor Bank a premium of 8.00% on the assumed Anchor Bank's deposits other than certificates of deposit greater than or equal to $100,000. The assets acquired and the liabilities assumed were recorded at fair value. The premium is being amortized over fifteen years on a straight-line basis.

The principal assets acquired and liabilities assumed in the two purchases are summarized as follows:


(Dollars in thousands)
Loans, including accrued interest receivable   $ 22,489
Premises and equipment                            1,041
Intangible core deposit premiums                  2,371
Other, net                                         (344)
Deposits, including accrued interest payable    (39,127)
                                               --------
Cash received for net liabilities assumed      $ 13,570
                                               ========

                          COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 2 - ACQUISITION OF BRANCHES (continued)
--------------------------------

The Company has not presented pro forma financial information because neither the Anchor Bank branch nor the Carolina First Bank branch constitute a business, and income statement information was either not available or incomplete.

NOTE 3 - SALE OF SUBSIDIARY
---------------------------

The Company sold Community Trust Company, its trust subsidiary, to an individual investor during the second quarter of 2000.

The Company recognized a $150,000 gain from the sale of Community Trust Company which is included in the statements of operations.


NOTE 4 - RESTRICTIONS ON CASH AND DUE FROM BANKS
------------------------------------------------

The subsidiary banks are required to maintain average reserve balances computed as a percentage of deposits. At December 31, 2000, the required cash reserves were satisfied by vault cash on hand and amounts due from correspondent banks.


NOTE 5 - INVESTMENT SECURITIES
------------------------------

Securities available-for-sale at December 31, 2000 and 1999 consisted of the following:

                                                         Gross Unrealized
                                             Amortized  -------------------   Estimated Fair
(Dollars in thousands)                         Cost      Gains      Losses        Value
                                             --------   --------   --------     --------
December 31, 2000
U.S. Government agencies and corporations    $ 50,544   $      2   $    528     $ 50,018
Obligations of state and local governments     26,021        298        306       26,013
                                             --------   --------   --------     --------
                                               76,565        300        834       76,031
Mortgage-backed securities                     24,262          5        347       23,920
                                             --------   --------   --------     --------

     Total                                   $100,827   $    305   $  1,181     $ 99,951
                                             ========   ========   ========     ========

December 31, 1999
U.S. Treasury securities                     $    599   $      2   $   --       $    601
U.S. Government agencies and corporations      51,421       --        1,657       49,764
Obligations of state and local governments     26,084         84      1,463       24,705
                                             --------   --------   --------     --------
                                               78,104         86      3,120       75,070
Mortgage-backed securities                     29,513       --        1,212       28,301
                                             --------   --------   --------     --------

     Total                                   $107,617   $     86   $  4,332     $103,371
                                             ========   ========   ========     ========

                          COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 5 - INVESTMENT SECURITIES (continued)
------------------------------

Securities held-to-maturity as of December 31, 2000 and 1999 consisted of the following:


                                                       Gross Unrealized
(Dollars in thousands)                    Amortized    -----------------  Estimated Fair
December 31, 2000                            Cost       Gains   Losses       Value
                                         ----------    ------   ------    -------------
Obligations of state and local governments   $590        $--      $--         $590
                                             ====        ===      ===         ====

December 31, 1999
Obligations of state and local governments   $620        $--      $--         $620
                                             ====        ===      ===         ====

The following table summarizes the maturities of securities available-for-sale and held-to-maturity as of December 31, 2000, based on the contractual maturities. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

                                                     Securities                    Securities
                                                 Available-For-Sale             Held-To-Maturity
                                             --------------------------    ---------------------------
                                             Amortized   Estimated Fair    Amortized   Estimated Fair
(Dollars in thousands)                         Cost          Value           Cost          Value
                                             --------       --------       --------       --------
Due in one year or less                      $  7,258       $  7,210       $   --         $   --
Due after one year but within five years       35,573         35,229
Due after five years but within  ten years     12,653         12,696           --             --
Due after ten years                            21,081         20,896            590            590
                                             --------       --------       --------       --------
                                               76,565         76,031            590            590
Mortgage-backed securities                     24,262         23,920           --             --
                                             --------       --------       --------       --------

     Total                                   $100,827       $ 99,951       $    590       $    590
                                             ========       ========       ========       ========

There were no sales of securities in 2000. Proceeds from sales of securities available-for-sale during 1999 and 1998 were $28,718,000 and $36,726,000, respectively, resulting in gross realized gains of $176,000 and $220,000 along with gross realized losses of $1,000 and $0, respectively. There were no sales of securities held-to-maturity in 2000, 1999 or 1998.

At December 31, 2000 and 1999, securities having an amortized cost of approximately $80,009,953 and $64,635,709, respectively, and an estimated fair value of $79,350,365 and $62,292,086, respectively, were pledged as collateral for short-term borrowings and advances from the Federal Home Loan Bank (see Note
11), to secure public and trust deposits, and for other purposes as required and permitted by law.

                          COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 6 - LOANS RECEIVABLE
-------------------------

Loans receivable at December 31, 2000 and 1999, are summarized as follows:


(Dollars in thousands)
                                                  2000       1999
                                                --------   --------
Commercial and industrial                       $ 52,005   $ 29,740
Real estate                                      171,502    135,957
Home equity                                       20,947     17,218
Consumer - installment                            32,243     30,084
Consumer - credit card and checking                1,478      2,172
Residential mortgages held-for-sale and other      2,331      3,883
                                                --------   --------

    Total gross loans                           $280,506   $219,054
                                                ========   ========

At December 31, 2000, 1999, and 1998, the subsidiary banks had sold participations in loans aggregating $39,689,000, $14,819,000, and $11,467,000, respectively, to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

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

At December 31, 2000 and 1999, the subsidiary banks had pledged approximately $14,132,000 and $4,718,000, respectively, of loans on residential real estate as collateral for advances from the Federal Home Loan Bank (see Note 11).

Loans are defined as impaired when "based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement." All loans are subject to this criteria except for: "smaller-balance homogeneous loans that are collectively evaluated for impairment" and loans "measured at fair value or at the lower of cost or fair value." The Company considers its consumer installment portfolio, credit cards, and home equity lines as meeting this criteria. Therefore, the real estate and commercial loan portfolios are primarily subject to possible impairment.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected. At December 31, 2000 and 1999, management reviewed its problem loan watch list and determined that no impairment on loans existed that would have a material effect on the Company's consolidated financial statements. At December 31, 2000 and 1999, the Company had nonaccrual loans of approximately $637,000 and $1,223,000, respectively, for which impairment had not been recognized.

                          COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 6 - LOANS RECEIVABLE (continued)
-------------------------

An analysis of the allowance for loan losses for the years ended December 31, 2000, 1999, and 1998, is as follows:


(Dollars in thousands)
                                               2000      1999        1998
                                             -------    -------    -------
Balance, beginning of year                   $ 2,557    $ 2,399    $ 1,531
Provision charged to operations                  471      1,037      1,836
Recoveries on loans previously charged-off       237        163         57
Loans charged-off                               (540)    (1,042)    (1,063)
Reserves related to acquisitions                 335       --           38
                                             -------    -------    -------

Balance, end of year                         $ 3,060    $ 2,557    $ 2,399
                                             =======    =======    =======

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments are commitments to extend credit, commitments under credit card arrangements and letters of credit and have elements of risk in excess of the amount recognized in the balance sheet. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee a customer's performance to a third party and have essentially the same credit risk as other lending facilities. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.

At December 31, 2000 and 1999, the Company had unfunded commitments, including standby letters of credit, of $49,342,000 and $44,658,000, of which $8,027,000 and $16,421,000, respectively, were unsecured. At December 31, 2000, the Company was not committed to lend additional funds to borrowers having loans in nonaccrual status.


NOTE 7- PREMISES AND EQUIPMENT
------------------------------

Premises and equipment at December 31, 2000 and 1999, consisted of the following:


 (Dollars in thousands)             2000       1999
                                   -------   -------
Land                               $ 2,477   $ 1,963
Building and land improvements       9,665     8,458
Furniture and equipment              7,429     5,739
                                   -------   -------
     Total                          19,571    16,160
Less, accumulated depreciation       4,613     3,628
                                   -------   -------
     Premises and equipment, net   $14,958   $12,532
                                   =======   =======


During 2000 and 1999, the Company capitalized approximately $8,000 and $62,000, respectively, of interest on the construction of buildings.

                         COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 8 - INTANGIBLE ASSETS
--------------------------

Intangible assets, net of accumulated amortization, at December 31, 2000 and 1999 are summarized as follows:

(Dollars in thousands)                           2000              1999
                                                ------            ------
Core deposit premium                            $6,548            $4,615
Goodwill                                           230               405
                                                ------            ------
                                                $6,778            $5,020
                                                ======            ======


NOTE 9 - DEPOSITS
-----------------

The following is a summary of deposit accounts as of December 31, 2000 and 1999:

 (Dollars in thousands)                                      2000          1999
                                                           --------     --------
Noninterest-bearing demand deposits                        $ 32,197     $ 27,422
Interest-bearing demand deposits                             53,949       45,560
Money market accounts                                        58,343       38,419
Savings                                                      30,543       26,642
Certificates of deposit and other time deposits             161,280      119,204
                                                           --------     --------

Total deposits                                             $336,312     $257,247
                                                           ========     ========


At December 31, 2000 and 1999, certificates of deposit of $100,000 or more totaled approximately $46,826,000 and $27,533,000, respectively. Interest expense on these deposits was approximately $2,133,000, $1,428,000 and $1,636,000 in 2000, 1999, and 1998, respectively.

Scheduled maturities of certificates of deposit and other time deposits as of December 31, 2000 were as follows:

(Dollars in thousands)
Maturing In                                                           Amount
------------                                                        ---------
 2001                                                              $  136,130
 2002                                                                  20,756
 2003                                                                   2,833
 2004                                                                     816
 2005                                                                     745
                                                                    ---------

     Total                                                          $ 161,280
                                                                    =========

NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
--------------------------------------------------------

The Company had securities sold under agreements to repurchase which generally mature within one day. At December 31, 2000, the securities sold under agreements to repurchase totaled $4,150,415. At December 31, 2000, the amortized cost and estimated fair value of securities pledged to collateralize the repurchase agreements were $5,345,717 and $5,287,770, respectively. The securities underlying the agreements are held by a third-party custodian.

                         COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 11 - ADVANCES FROM THE FEDERAL HOME LOAN BANK
--------------------------------------------------

Advances from the Federal Home Loan Bank consisted of the following at December 31, 2000:

(Dollars in thousands)
Description                                                Interest Rate  Balance
-----------                                                -------------  -------
Fixed rate advances maturing:
     January 30, 2001                                           5.85%    $ 1,000
Convertible advances maturing:
     March 17, 2003                                             6.41%     10,000
     March 17, 2005                                             6.60%      5,000
     October 13, 2005                                           5.84%      3,000
     March 26, 2008                                             5.51%      1,500
     March 17, 2010                                             5.92%      5,000
     March 30, 2010                                             6.02%      2,000
     March 30, 2010                                             6.02%      4,000
Principal Reducing Credit maturing:
     February 3, 2003                                           5.97%         74
     February 2, 2009                                           4.95%        825
                                                                         -------
 Total                                                                   $32,399
                                                                         =======


Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

 (Dollars in thousands)                                 Amount
                                                        ------
 2001                                                 $  1,000
 2002                                                        -
 2003                                                   10,074
 2004                                                        -
 2005                                                    8,000
 After five years                                       13,325
                                                        ------

     Total                                            $ 32,399
                                                      ========

As collateral, the Company has pledged first mortgage loans on one to four family residential loans aggregating $14,132,000 (see Note 6) and debt securities aggregating $4,464,641 (see Note 5) at December 31, 2000. In addition, the Company's Federal Home Loan Bank stock is pledged to secure the borrowings. Certain advances are subject to prepayment penalties.

                         COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 12 - LONG-TERM DEBT
------------------------

During 1998, the Company borrowed funds from an unrelated financial institution to use for capital infusions into the Belton Bank in order to maintain minimum capital requirements due to an increase in the asset base resulting from the purchase of two branch offices of Carolina First Bank. This note was modified on September 30, 2000. The Company can now borrow up to $8,000,000 under the terms of the agreement. The Company borrowed an additional $4,000,000 of the credit line during 2000 to use as a capital infusion for the Newberry Bank in order to maintain minimum capital requirements due to an increase in the asset base resulting from the purchase of The Anchor Bank and Carolina First Bank branches in Saluda and Prosperity, respectively. The promissory note is collateralized by the stock of the subsidiary banks and bears interest at a simple rate per annum equal to the one-month London Interbank Offered rate plus 200 basis points. Interest is payable on a quarterly basis; principal payments are due in ten equal installments, beginning on June 30, 2003, with the final balance due on June 30, 2012. The principal balance is $4,345,000 as of December 31, 2000, with scheduled principal reductions as follows:

 (Dollars in thousands)                                 Amount
                                                       --------
 2003                                                       435
 2004                                                       435
 2005                                                       435
 After five years                                         3,040
                                                        -------

      Total                                             $ 4,345
                                                        =======

During 1999, the Company borrowed $500,000 from another unrelated financial institution. This note was renewed in the first quarter of 2000. These funds are being used for various projects including the construction of branch offices throughout the Company. Interest is payable quarterly at a variable rate of 0.75% below the highest prime rate published in the Wall Street Journal. The outstanding principal balance plus any accrued interest is payable on February 10, 2001.

NOTE 13 - SHAREHOLDERS' EQUITY
------------------------------

The Company declared a 5% stock dividend for shareholders of record on June 30, 2000 and September 30, 1998. Amounts equal to the estimated fair value of the additional shares issued have been charged to retained earnings and credited to common stock and capital surplus. Dividends representing fractional shares were paid in cash. Net income per share, average shares outstanding, treasury shares, employee stock ownership plan shares, and stock option plan shares have been adjusted to reflect the stock distribution for all periods presented.

On November 24, 1999, the Company approved a stock repurchase plan whereby the Company could repurchase up to 5% of its outstanding shares of common stock at a maximum price of $10.00 per share. As of December 31, 2000, the Company had purchased 43,580 shares at a cost of $388,000.

The Company sold 22,081 and 29,265 shares of its common stock to its employee stock ownership plan throughout 2000 and 1999, respectively, based on the quoted market price at the time of sale.

At December 31, 2000 and 1999, the Company had authorized 2,000,000 shares of a special class of stock, par value $1.00 per share, the rights and preferences of which were to be designated as the Board of Directors should determine. At December 31, 2000 and 1999, no shares of the undesignated stock had been issued or were outstanding.

                         COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 14 - LEASES
----------------

The Company leases part of a building and land as a branch banking location from a director. The operating lease has an initial ten-year term, which expires July 31, 2006, and is renewable, at the Company's option, for four five-year terms at an increased monthly rental. The lease requires monthly payments of $3,500 with an increase to $3,850 per month during the last five years of the initial lease term.

Rent expense under this operating lease agreement was $42,000 for each of the years ended December 31, 2000, 1999, and 1998. Future obligations over the primary terms of the remaining long-term lease as of December 31, 2000 are as follows:

 (Dollars in thousands)                                    Amount
                                                           ------
 2001                                                      $   44
 2002                                                          46
 2003                                                          46
 2004                                                          46
 2005                                                          46
                                                            -----

      Total                                                 $ 228
                                                            =====

The Company restructured two lease agreements for certain data processing equipment. Both rental terms are for sixty months and provide for the lessee to pay certain maintenance costs.

Assets recorded under capital leases and included in premises and equipment were as follows at December 31, 2000:



 (Dollars in thousands)                                        Amount
                                                               ------
 Equipment                                                     $ 1,502
 Less, accumulated amortization                                    317
                                                               -------

      Net assets under capital leases                          $ 1,185
                                                               =======


The future minimum capital lease payments were as follows at December 31, 2000:


 (Dollars in thousands)                                            Amount
                                                                  -------
 2001                                                             $   387
 2002                                                                 387
 2003                                                                 387
 2004                                                                 387
 2005                                                                 387
                                                                  -------
           Total payments                                           1,935
                                                                  -------
      Less, amount representing interest                              320
      Less, amount representing maintenance                           494
                                                                  -------

      Total obligations under capital leases                      $ 1,121
                                                                  =======

                         COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 15 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS
-----------------------------------------------------

The Company and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the subsidiary banks must meet specific capital guidelines that involve quantitative measures of the Company's and the subsidiary banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the subsidiary banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum ratios (set forth in the table below) of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Tier 1 capital of the Company and the subsidiary banks consists of common shareholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital.

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

                         COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 15 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS (continued)
-----------------------------------------------------

The following tables summarize the capital ratios and the regulatory minimum requirements of the Company and the subsidiary banks at December 31, 2000 and 1999.

                                                                                                                   To Be Well-
(Dollars in thousands)                                                                                          Capitalized Under
                                                                                          For Capital           Prompt Corrective
                                                                   Actual              Adequacy Purposes       Action Provisions
                                                            ---------------------   -----------------------   --------------------
                                                              Amount        Ratio     Amount         Ratio    Amount        Ratio
                                                            ---------       -----   ---------        ------   ------        -----
December 31, 2000
The Company
     Total capital (to risk-weighted assets)                $  32,003       11.12%  $  23,028         8.00%  $     -         N/A
     Tier 1 capital (to risk-weighted assets)                  28,943       10.05%     11,514         4.00%        -         N/A
     Tier 1 capital (to average assets)                        28,943        7.02%     16,482         4.00%        -         N/A

 The Greenwood Bank
     Total capital (to risk-weighted assets)                $  10,443       10.63%  $   7,862         8.00%  $ 9,828        10.00%
     Tier 1 capital (to risk-weighted assets)                   9,546        9.71%      3,931         4.00%    5,897         6.00%
     Tier 1 capital (to average assets)                         9,546        7.68%      4,974         4.00%    6,217         5.00%

 The Clemson Bank
     Total capital (to risk-weighted assets)                $   4,293       15.74%  $   2,182         8.00%  $ 2,727        10.00%
     Tier 1 capital (to risk-weighted assets)                   3,952       14.49%      1,091         4.00%    1,636         6.00%
     Tier 1 capital (to average assets)                         3,952        9.78%      1,616         4.00%    2,020         5.00%

 The Barnwell Bank
     Total capital (to risk-weighted assets)                $   7,318       11.80%  $   4,962         8.00%  $ 6,203        10.00%
     Tier 1 capital (to risk-weighted assets)                   6,517       10.51%      2,481         4.00%    3,722         6.00%
     Tier 1 capital (to average assets)                         6,517        7.40%      3,522         4.00%    4,402         5.00%

 The Belton Bank
     Total capital (to risk-weighted assets)                $   6,759       16.63%  $   3,251         8.00%  $ 4,064        10.00%
     Tier 1 capital (to risk-weighted assets)                   6,317       15.54%      1,626         4.00%    2,438         6.00%
     Tier 1 capital (to average assets)                         6,317        7.86%      3,216         4.00%    4,020         5.00%

 The Newberry Bank
     Total capital (to risk-weighted assets)                $   6,169       10.40%  $   4,745         8.00%  $ 5,931        10.00%
     Tier 1 capital (to risk-weighted assets)                   5,540        9.34%      2,372         4.00%    3,558         6.00%
     Tier 1 capital (to average assets)                         5,540        7.05%      3,143         4.00%    3,929         5.00%

                         COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 15 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS (continued)
-----------------------------------------------------


                                                                                                                To Be Well-
(Dollars in thousands)                                                                                       Capitalized Under
                                                                                        For Capital          Prompt Corrective
                                                                   Actual           Adequacy Purposes        Action Provisions
                                                         ------------------------   ----------------------  -----------------------
                                                           Amount           Ratio    Amount          Ratio   Amount          Ratio
                                                         ---------          -----   --------         -----  --------        -------
December 31, 1999
The Company
     Total capital (to risk-weighted assets)             $  31,557          12.90%  $ 19,572         8.00%  $       -          N/A
     Tier 1 capital (to risk-weighted assets)               29,000          11.85%     9,786         4.00%          -          N/A
     Tier 1 capital (to average assets)                     29,000           8.37%    13,866         4.00%          -          N/A

 The Greenwood Bank
     Total capital (to risk-weighted assets)             $  10,408         10.15%  $   8,201         8.00%  $  10,251        10.00%
     Tier 1 capital (to risk-weighted assets)                9,535          9.30%      4,101         4.00%      6,151         6.00%
     Tier 1 capital (to average assets)                      9,535          7.29%      5,235         4.00%      6,544         5.00%

 The Clemson Bank
     Total capital (to risk-weighted assets)             $   4,244         12.84%  $   2,644         8.00%  $  3,305         10.00%
     Tier 1 capital (to risk-weighted assets)                3,881         11.74%      1,322         4.00%      1,983         6.00%
     Tier 1 capital (to average assets)                      3,881          9.32%      1,866         4.00%      2,082         5.00%

 The Barnwell Bank
     Total capital (to risk-weighted assets)             $   6,338         13.96%  $   3,632         8.00%  $  4,541         10.00%
     Tier 1 capital (to risk-weighted assets)                5,825         12.83%      1,816         4.00%      2,724         6.00%
     Tier 1 capital (to average assets)                      5,825          8.23%      2,831         4.00%      3,538         5.00%

 The Belton Bank
     Total capital (to risk-weighted assets)             $   6,569         16.65%  $   3,156         8.00%  $  3,946         10.00%
     Tier 1 capital (to risk-weighted assets)                6,149         15.58%      1,578         4.00%      2,367         6.00%
     Tier 1 capital (to average assets)                      6,149          9.02%      2,728         4.00%      3,410         5.00%

 The Newberry Bank
     Total capital (to risk-weighted assets)             $   3,208         13.79%  $   1,861         8.00%  $  2,326         10.00%
     Tier 1 capital (to risk-weighted assets)                2,985         12.83%        930         4.00%      1,396         6.00%
     Tier 1 capital (to average assets)                      2,985          9.14%      1,306         4.00%      1,633         5.00%

NOTE 16 - STOCK COMPENSATION PLANS
----------------------------------

On May 27, 1998, the Company terminated its Employee Incentive Stock Option Plan (the "1988 Plan") and its Incentive and Nonstatutory Stock Option Plan (the "Stock Plan"). These Plans were replaced by the 1997 Stock Incentive Plan effective January 1, 1998. Outstanding options issued under the former Plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At December 31, 2000, there were 489,584 options outstanding that had been issued under the terminated Plans.

                         COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 16 - STOCK COMPENSATION PLANS (continued)
----------------------------------

The 1997 Stock Incentive Plan provides for the granting of statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as nonstatutory stock options, stock appreciation rights, or restricted stock of up to 600,000 shares (as amended January 27, 1999), adjusted for stock dividends of the Company's common stock, to officers, employees, and directors of and consultants for the Company. The Board voted to amend the number of shares available for grant from 2,100,000 to 600,000 in January 1999. Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, the Company's Board of Directors has sole discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock options may not be less than the fair value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 50% of the fair value of a share on the effective date of grant. Any options that expire unexercised or are canceled become available for issuance. No awards may be made after January 27, 2008.

On May 24, 2000, the Company granted 158,708 options pursuant to the terms of the Company's 1997 Stock Incentive Plan. The options are exercisable one year from the date of grant at a price of $6.19 per-share and expire May 24, 2005. As of December 31, 2000, there were 220,344 options available for issuance under this Plan.

As discussed in Note 1, the Company continues to apply APB Opinion 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for any options issued by the Company. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per-share would have been reduced to the pro forma amounts indicated below:

 (Dollars in thousands, except for per share data)                            2000              1999               1998
                                                                             -------           -------              -----
 Net income:
 As reported                                                                 $ 1,652           $ 1,328              $ 764
 Pro forma                                                                     1,274               704                267

 Basic earnings per share:
 As reported                                                                  $ 0.51            $ 0.41             $ 0.24
 Pro forma                                                                      0.39              0.22               0.09

 Diluted earnings per share:
 As reported                                                                  $ 0.51            $ 0.41             $ 0.23
 Pro forma                                                                      0.39              0.22               0.08

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: dividend yield of 0 percent for all years; expected volatility of 22, 23, and 24 percent; risk-free interest rates of 6.71, 5.56 and
5.52 percent; and expected lives of five years for all periods.

The weighted-average fair value of options, calculated using the Black-Scholes option-pricing model, granted during 2000, 1999, and 1998 is $2.13, $3.36, and $5.41, respectively.

                         COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 16 - STOCK COMPENSATION PLANS (continued)
----------------------------------

A summary of the status of the Company's stock option plans as of December 31, 2000, 1999, and 1998 and changes during the years ended on those dates is presented below:

                                                2000                           1999                           1998
                                     --------------------------      -------------------------      ----------------------
                                                      Weighted-                      Weighted-                  Weighted-
                                                      Average                        Average                      Average
 (Dollars in thousands                                Exercise                       Exercise                     Exercise
   except for per share data)          Shares          Price          Shares          Price          Shares        Price
                                      -------         ------         -------         ------         -------        -----
 Outstanding
  at beginning of year                771,896        $ 10.27         677,057    $     10.40         573,855       $  9.21
 Granted                              158,708           6.19         150,623           9.89         146,192         15.08
 Exercised                                  -              -          (2,806)          7.84         (24,161)         8.97
 Cancelled                            (31,364)         10.30         (52,978)         10.97         (18,829)        12.00
                                      --------                       --------                       --------

 Outstanding
  at ending of year                   899,240         $ 9.55         771,896        $ 10.27         677,057       $ 10.40
                                     ========                       ========                        ========

Options exercisable at December 31, 2000, 1999, and 1998 were 747,038, 629,227 and 535,221, respectively.

The following table summarizes information about the stock options outstanding under the Company's plan at December 31, 2000:

                                                                          Weighted Average
                                                       -----------------------------------------------------
                                                             Options          Remaining           Exercise
Range of Exercise Prices                                  Outstanding       Life (years)            Price
------------------------                               ---------------    ---------------        -----------
 Exercisable:
 $   7.84                                                     281,805           2.97             $      7.84
     9.87 to 9.98                                             202,442           4.10                    9.91
    11.23 to 11.33                                            139,933           0.82                   11.84
    15.08                                                     122,858           2.48                   15.83
                                                       ---------------
 Total exercisable                                            747,038           2.79                   10.24

 Not Exercisable:
 $   6.19                                                     152,202           4.40                    6.19
                                                       ---------------

 Total outstanding                                            899,240           3.06                    9.55
                                                       ===============

                         COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 17 - RELATED PARTY TRANSACTIONS
------------------------------------

Certain parties (primarily certain directors and executive officers, their immediate families and business interests) were loan customers and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than normal risk of collectibility. Total loans and commitments outstanding to related parties at December 31, 2000 and 1999, were $18,809,000 and $17,875,000, respectively.
During 2000, $7,638,000 of new loans were made to related parties and repayments totaled $6,704,000.

During 2000, 1999, and 1998, the Company paid $42,000 to a director under an operating lease. See Note 14.

The Company purchases various types of insurance from agencies that belong to several directors. Amounts paid for insurance premiums were $75,000, $63,000 and $61,000 in 2000, 1999, and 1998, respectively.


NOTE 18 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company was not a party as a defendant in any litigation at December 31, 2000. Management and legal counsel are not aware of any pending or threatened litigation, or unasserted claims or assessments that could result in losses, if any, that would be material to the financial statements.


NOTE 19 - RESTRICTION ON SUBSIDIARY DIVIDENDS
---------------------------------------------

The ability of the Company to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from its subsidiaries. However, certain restrictions exist regarding the ability of the subsidiary banks to transfer funds in the form of cash dividends, loans, or advances to the Company. Dividends are payable only from the retained earnings of the subsidiary banks. Generally, the Commissioner of Banking does not allow dividends to be paid by new banks until earnings have been sufficient to recoup start-up losses or if retained earnings have a deficit balance. Accordingly, several subsidiary banks could not pay dividends at December 31, 2000.

                         COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 20 - EARNINGS PER-SHARE
----------------------------

Net income per share basic is computed by dividing net income by the weighted-average number of common shares outstanding. Net income per share diluted is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options. Unallocated common shares held by the Employee Stock Ownership Plan are excluded from the weighted-average number of common shares outstanding.

                                                 For the Year Ended December 31,
                                               ------------------------------------
(Dollars in thousands, except per share data)     2000         1999         1998
                                               ----------   ----------   ----------
Net income per share - basic computation:

Net income available to common shareholders    $    1,652   $    1,328   $      764
                                               ==========   ==========   ==========

Average common shares outstanding - basic       3,245,618    3,155,789    3,124,254
                                               ==========   ==========   ==========

Net income per share - basic                   $     0.51   $     0.41   $     0.24
                                               ==========   ==========   ==========

Net income per share - diluted computation:

Net income available to common shareholders    $    1,652   $    1,328   $      764
                                               ==========   ==========   ==========

Average common shares outstanding - basic       3,245,618    3,155,789    3,124,254

Incremental shares from assumed conversions:
Stock options                                       6,299       35,190      174,703
Unallocated ESOP shares                              --           --           --
                                               ----------   ----------   ----------

Average common shares outstanding - diluted     3,251,917    3,190,979    3,298,957
                                               ==========   ==========   ==========

Net income per share - diluted                 $     0.51   $     0.41   $     0.23
                                               ==========   ==========   ==========

The above computation of diluted earnings per-share does not include the following options that were outstanding at year-end since their exercise price was greater than the average market price of the common shares:


                                                  2000      1999      1998
                                                -------   -------   -------
Number of options                               747,038   490,082   141,835

Weighted-average of these options outstanding
  during the year                               737,039   429,603    75,029

Weighted-average exercise price                 $ 10.24   $ 11.99   $ 15.09

                         COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 21 - INCOME TAXES
----------------------

Income tax expense for the years ended December 31, 2000, 1999, and 1998 consisted of the following:


(Dollars in thousands)                         2000      1999        1998
                                              -------   -------    -------
Currently payable:
     Federal                                  $   385   $   302    $   271
     State                                         85        82         87
                                              -------   -------    -------
          Total current                           470       384        358
                                              -------   -------    -------
Change in deferred income taxes:
     Federal                                      859    (1,816)      (107)
     State                                        107      (239)       (80)
                                              -------   -------    -------
          Total deferred                          966    (2,055)      (187)
                                              -------   -------    -------

Income tax expense                            $ 1,436   $(1,671)   $   171
                                              =======   =======    =======

Income tax expense is allocated as follows:
     To continuing operations                 $   290   $   150    $    34
     To shareholders' equity                    1,146    (1,821)       137
                                              -------   -------    -------

     Income tax expense                       $ 1,436   $(1,671)   $   171
                                              =======   =======    =======

The gross amounts of deferred tax assets and deferred tax liabilities as of December 31, 2000 and 1999 were as follows:


(Dollars in thousands)                                       2000     1999
                                                            ------   ------
Deferred tax assets:
   Allowance for loan losses                                $  817   $  785
Net operating loss carryforward - state                        109      118
Deferred compensation                                          149      125
Available-for-sale securities                                  298    1,444
Alternative minimum tax credit carryforward                    225      158
                                                            ------   ------
       Total deferred tax assets                             1,598    2,630
                                                            ------   ------

Deferred tax liabilities:
Accumulated depreciation                                       100      159
Loan fees and costs                                             84       91
Federal Home Loan Bank stock dividends                          18       18
                                                            ------   ------
       Total deferred tax liabilities                          202      268
                                                            ------   ------

Net deferred tax asset recognized                           $1,396   $2,362
                                                            ======   ======

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management has determined that it is more likely than not that the entire deferred tax asset at December 31, 2000 will be realized, and accordingly, has not established a valuation allowance.

                         COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 21 - INCOME TAXES (continued)
----------------------

A reconciliation of the income tax provision and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

 (Dollars in thousands)                               2000      1999     1998
                                                      -----    -----    -----
Income tax at the statutory rate                      $ 661    $ 452    $ 271
State income tax, net of federal income tax benefit      51       28        7
Tax-exempt interest income                             (474)    (428)    (264)
Disallowed interest expense                              96       64       46
Other, net                                              (44)      34      (26)
                                                      -----    -----    -----

Income tax expense                                    $ 290    $ 150    $  34
                                                      =====    =====    =====

NOTE 22 - OTHER OPERATING EXPENSES
----------------------------------

Other operating expenses for the years ended December 31, 2000, 1999, and 1998 are summarized below:

(Dollars in thousands)                               2000     1999     1998
                                                    ------   ------   ------
Banking and ATM supplies                            $  630   $  587   $  528
Directors' fees                                        202       76      182
Mortgage loan department expenses                      130      247      191
Data processing and supplies                           361      205      135
Postage and freight                                    380      312      278
Professional fees                                      476      432      360
Credit card expenses                                   201      188      139
Telephone expenses                                     402      307      364
Other                                                1,284    1,436    1,088
                                                    ------   ------   ------

Total                                               $4,066   $3,790   $3,265
                                                    ======   ======   ======

NOTE 23 - RETIREMENT AND BENEFIT PLANS
--------------------------------------

The Company sponsors a voluntary nonleveraged employee stock ownership plan
(ESOP) as part of a 401(k) savings plan covering substantially all full-time employees. The Company matches 75 cents per dollar, up to a maximum of 6% of employee compensation. Company contributions to the savings plan were $185,000, $172,000, and $141,000 in 2000, 1999, and 1998, respectively. The Company's policy is to fund amounts accrued. At December 31, 2000 and 1999, the savings plan owned 108,802 and 88,630 shares of the Company's common stock purchased at an average cost of $6.67 and $10.24 per share, respectively, adjusted for the effects of stock dividends. The estimated value of shares held at December 31, 2000 and 1999 was $591,611 and $717,477, respectively.

The Company has a Directors' Incentive Compensation Plan and an Officers' Incentive Compensation Plan, which provide that portions of directors' fees and certain officers' cash awards, respectively, will be determined, based upon various performance measures of the Greenwood Bank and the Clemson Bank. For the years ended December 31, 2000 and 1998, awards under the directors' plan were $17,000 and $62,000, respectively, and awards under the officers' plan were $83,000 and $125,000, respectively. There were no incentive payments made in 1999.

                         COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 23 - RETIREMENT AND BENEFIT PLANS (continued)
--------------------------------------

The Company has an Executive Supplemental Compensation Plan that provides certain officers with salary continuation benefits upon retirement. The plan also provides for benefits in the event of early retirement, death, or substantial change of control of the Company. For the years ended December 31, 2000, 1999, and 1998, salary continuation expense included in salaries and employee benefits was $28,165, $133,289, and $77,807, respectively. In connection with the Executive Supplemental Compensation Plan, life insurance contracts were purchased on the officers. Insurance premiums of $82,210 were paid in the year ended December 31, 1998.

During 1999, certain officers opted out of the Executive Supplemental Compensation Plan. Under a new agreement, split-dollar life insurance policies were obtained on the lives of these officers. The officers are entitled to all of the benefits of these policies, with the exception of the premiums paid by the Company. There was no expense associated with this plan in 2000 or 1999. Insurance premiums of $318,000 were paid in the years ended December 31, 2000 and 1999.

NOTE 24 - UNUSED LINES OF CREDIT
--------------------------------

As of December 31, 2000, the subsidiary banks had unused lines of credit to purchase federal funds from unrelated banks totaling $63,300,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes. The lenders have reserved the right not to renew their respective lines.

NOTE 25 - FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------

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

Investment Securities - The fair values of securities held-to-maturity are based on quoted market prices or dealer quotes. For securities available-for-sale, fair value equals the carrying amount which is the quoted market price. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

Cost is a reasonable estimate of fair value for nonmarketable equity securities because no quoted market prices are available and the securities are not readily marketable. The carrying amount is adjusted for any permanent declines in value.

                         COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 25 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
---------------------------------------------

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

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

                         COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 25 - FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
---------------------------------------------

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2000 and 1999 are as follows:


                                                                 2000                     1999
                                                       -----------------------   -----------------------
                                                        Carrying    Estimated     Carrying    Estimated
Financial Assets:                                        Amount     Fair Value     Amount     Fair Value
                                                       ---------    ---------    ---------    ---------
     Cash and due from banks                           $   8,736    $   8,736    $   8,712    $   8,712
     Interest-bearing deposit accounts                       599          599          488          488
     Federal funds sold                                     --           --             10           10
     Securities available-for-sale                        99,951       99,951      103,371      103,371
     Securities held-to-maturity                             590          590          620          620
     Nonmarketable equity securities                       5,500        5,500        4,935        4,935
     Cash surrender value of life insurance                1,801        1,801        1,421        1,421
     Loans                                               280,506      279,090      219,054      217,718
     Allowance for loan losses                            (3,060)      (3,060)      (2,557)      (2,557)
     Accrued interest receivable                           3,555        3,555        2,800        2,800

Financial Liabilities:
     Demand deposit, interest-bearing
      transaction, and savings accounts                $ 175,032    $ 175,032    $ 138,043    $ 138,043
     Certificates of deposit and other time deposits     161,280      161,869      119,204      119,801
     Federal funds purchased and securities
      sold under agreements to repurchase                  8,837        8,837       46,493       46,493
     Advances from the Federal Home Loan Bank             32,399       32,200       20,729       20,705
     Long-term debt                                        4,845        4,845        1,575        1,575
     Accrued interest payable                              2,465        2,465        1,298        1,298

                                                        Notional    Estimated    Notional     Estimated
                                                         Amount    Fair Value     Amount     Fair Value
                                                       ---------    ---------    ---------    ---------
Off-Balance Sheet Financial Instruments:
     Commitments to extend credit                       $48,987      $48,987      $44,387      $44,387
     Standby letters of credit                              355          355          271          271


NOTE 26 - SUBSEQUENT EVENTS
---------------------------

On January 1, 2001, the Company merged all of its subsidiaries into one organization called CapitalBank. The corporate restructuring was accounted for as if it were a pooling of interests.

On January 29, 2001, CapitalBank, the newly formed subsidiary of the Company, announced that it signed a definitive agreement with Enterprise Bank of South Carolina concerning the sale of five branches in Barnwell, Blackville, Williston, Springfield, and Salley, South Carolina. The five branches had deposits totaling approximately $70 million at December 31, 2000. The transaction is expected to be completed during the second quarter of 2001, pending regulatory approval and certain other conditions of closing.

                         COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 27 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY)
-------------------------------------------------------------

Condensed financial statements for Community Capital Corporation (Parent Company
Only) as of December 31, 2000 and 1999 follow:


                                 Balance Sheets
                           December 31, 2000 and 1999



 (Dollars in thousands)                             2000        1999
                                                  --------    --------
Assets
 Cash and cash equivalents                        $     21    $   --
 Investment in banking subsidiaries                 38,184      31,331
 Nonmarketable equity securities                     1,652       1,652
 Premises and equipment, net                         3,125       2,411
 Other assets                                          730         853
                                                  --------    --------

    Total assets                                  $ 43,712    $ 36,247
                                                  ========    ========

Liabilities and Shareholders' Equity
 Notes payable to subsidiaries                    $  2,312    $  2,529
 Long-term debt                                      4,845       1,575
 Other liabilities                                   1,411         925
                                                  --------    --------
    Total liabilities                                8,568       5,029
                                                  --------    --------

 Common stock                                        3,300       3,123
 Capital surplus                                    30,826      29,846
 Retained earnings                                   1,984       1,336
 Accumulated other comprehensive income (loss)        (578)     (2,802)
 Treasury stock                                       (388)       (285)
                                                  --------    --------
    Total shareholders' equity                      35,144      31,218
                                                  --------    --------

     Total liabilities and shareholders' equity   $ 43,712    $ 36,247
                                                  ========    ========

                         COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 27 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY) (continued)
-------------------------------------------------------------

                            Statements of Operations
              For the Years Ended December 31, 2000, 1999, and 1998


(Dollars in thousands)                                            2000       1999        1998
                                                                 -------    -------    -------
Income:
 Interest income on securities available-for-sale                $  --      $  --      $    15
 Dividend income from subsidiaries                                 2,275      1,600        500
 Dividend income from equity securities                               31         46         30
 Data processing and other fees from subsidiaries                  3,695      3,735      2,434
 Other interest income                                                11         75         68
                                                                 -------    -------    -------
     Total income                                                  6,012      5,456      3,047
                                                                 -------    -------    -------

Expenses:
 Salaries                                                          1,729      1,419      1,158
 Net occupancy expense                                                80         38         53
 Furniture and equipment expense                                     784        538        484
 Interest expense                                                    645        346        274
 Other operating expenses                                          1,567      1,263      1,170
                                                                 -------    -------    -------
     Total expense                                                 4,805      3,604      3,139
                                                                 -------    -------    -------

 Income (loss) before income taxes and equity in
  undistributed earnings and (losses) of subsidiaries              1,207      1,852        (92)

 Income tax expense (benefit)                                       (370)       114       (216)
                                                                 -------    -------    -------

 Income before equity in undistributed
  earnings of subsidiaries                                         1,577      1,738        124

 Equity in undistributed earnings and (losses) of subsidiaries        75       (410)       640
                                                                 -------    -------    -------

 Net income                                                      $ 1,652    $ 1,328    $   764
                                                                 =======    =======    =======

                         COMMUNITY CAPITAL CORPORATION
                   Notes to Consolidated Financial Statements


NOTE 27 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY) (continued)
-------------------------------------------------------------

                            Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998


(Dollars in thousands)                                          2000       1999        1998
                                                               -------    -------    -------
Operating activities:
 Net income                                                    $ 1,652    $ 1,328    $   764
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Equity in undistributed earnings of banking subsidiaries       (75)       410       (640)
    Depreciation and amortization expense                          684        503        431
    Deferred taxes                                                 (66)        (6)       (42)
    Increase in other liabilities                                  486        276        421
    (Increase) decrease in other assets                             41       (443)      (232)
                                                               -------    -------    -------
      Net cash provided by operating activities                  2,722      2,068        702
                                                               -------    -------    -------

Investing activities:
 Purchase of premises and equipment, net                        (1,371)      (193)    (1,378)
 Proceeds from sales of premises and equipment                     121       --           70
 Proceeds from sales of securities available-for-sale             --         --          499
 Net investment in subsidiaries                                 (4,554)      (101)    (5,387)
 Purchase of nonmarketable equity securities                      --         (500)      --
                                                               -------    -------    -------
     Net cash used by investing activities                      (5,804)      (794)    (6,196)
                                                               -------    -------    -------

Financing activities:
 Proceeds from exercise of stock options                          --           22        217
 Proceeds from stock sales to employee benefit plan                142        257        261
 Cash paid in lieu of fractional shares                             (3)      --           (5)
 Proceeds of borrowings from subsidiaries                            1        241      2,656
 Repayments on borrowings from subsidiaries                       (218)      (234)      (945)
 Proceeds from advances from long-term debt                      7,770      2,125      3,425
 Repayments of advances from long-term debt                     (4,500)    (3,475)      (500)
 Purchase of treasury stock                                        (89)      (285)      --
                                                               -------    -------    -------
    Net cash provided (used) by financing activities             3,103     (1,349)     5,109
                                                               -------    -------    -------

Net increase (decrease) in cash and cash equivalents                21        (75)      (385)

Cash and cash equivalents, beginning of period                    --           75        460
                                                               -------    -------    -------

Cash and cash equivalents, end of period                       $    21    $  --      $    75
                                                               =======    =======    =======

Supplemental schedule of noncash investing and financing activities: In 2000 and 1998, the Company declared 5% stock dividends. For the 2000 stock dividend, the Company transferred $1,000,000 from retained earnings and $14,000 from treasury stock to common stock and capital surplus in the amounts of $156,000 and $858,000, respectively. In 1998, the Company transferred $1,815,000 from retained earnings to common stock and capital surplus in the amounts of $147,000 and $1,668,000, respectively.

                                EXHIBIT INDEX


Exhibit
Number            Description
-------           -----------

  3.1 *           Articles of Incorporation of Registrant.
  3.2 *           Articles of Amendment to Articles of Incorporation of
                  Registrant (re: Change of Name).
  3.3 *           Bylaws of Registrant.
  4.1 **          Form of Common Stock Certificate. (The rights of security
                  holders of the Registrant are set forth in the Registrant's
                  Articles of Incorporation and Bylaws included as Exhibits 3.1 and 3.3, respectively.)
 10.3 *           Registrant's Executive Supplemental Income Plan (Summary) and
                  form of Executive Supplemental Income Agreement.
 10.4 *           Registrant's Management Incentive Compensation Plans
                  (Summary).
 10.5 *           Lease Agreement dated July 8, 1994 between John W. Drummond and the Registrant.
 10.6 **          Lease Agreement With Options dated June 11, 1996 between
                  Robert C. Coleman and the Registrant.
 10.18            1997 Stock Incentive Plan, as amended.(Incorporated by
                  reference to Registrant's Definitive Proxy Statement for
                  Annual Meeting of Shareholders held on May 26, 1999.)
 10.19            Employment Agreement dated June 30, 2000 between Community
                  Capital Corporation and Ralph Wesley Brewer. (Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant's Form 10-Q for the quarter ended June 30, 2000 and filed on August 14, 2000.
 21.1             Subsidiaries of the Registrant.
 24.1             Directors' Powers of Attorney.

--------------------------
* Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant's Form 10-K for the fiscal year ended December 31, 1995.
** Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant's Registration Statement on Form S-2 initially filed on December 20, 1996 (File No. 333-18457).