Form 10-Q
period 2001-03-31
COMMUNITY CAPITAL CORP /SC/
filed 2001-05-14
CIK 832847

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                          FORM 10-Q

    X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  -----               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  -----       THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the Transition Period from _________to_________

                         Commission File Number 0-18460

                          COMMUNITY CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

               South Carolina                          57-0866395
      (State or other jurisdiction of               (I.R.S. Employer
               incorporation)                     Identification No.)

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

                                   YES X NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

      3,300,395 shares of common stock, $1.00 par value, as of May 11, 2001

                          COMMUNITY CAPITAL CORPORATION

                                      Index


PART I. FINANCIAL INFORMATION                                                                              Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000.............................3

         Condensed Consolidated Statements of Operations -
           Three months ended March 31, 2001 and 2000.............................................................4

         Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2001......................................................................5

         Condensed Consolidated Statements of Cash Flows -
           Three months ended March 31, 2001 and 2000.............................................................6

         Notes to Condensed Consolidated Financial Statements..................................................7-10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.................11-17

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.........................................................................18

         (a) Exhibits............................................................................................18

         (b) Reports on Form 8-K.................................................................................18

                         COMMUNITY CAPITAL CORPORATION

                      Condensed Consolidated Balance Sheets


                                                                                        March 31,      December 31,
(Dollars in thousands)                                                                    2001             2000
                                                                                         -----             ----
 Assets                                                                                (Unaudited)
 Cash and cash equivalents:
 Cash and due from banks                                                                 $ 12,234           $ 8,736
 Interest-bearing deposit accounts                                                            216               599
                                                                                             ----               ---
 Total cash and cash equivalents                                                           12,450             9,335
                                                                                          -------             -----

 Securities:
 Securities available-for-sale                                                             89,605            99,951
 Securities held-to-maturity (estimated fair value of $590                                    590               590
  at March 31, 2001 and December 31, 2000)
  Nonmarketable equity securities                                                           5,500             5,500
                                                                                           ------            -----
 Total securities                                                                          95,695           106,041
                                                                                          -------           -------

 Loans receivable                                                                         288,387           280,506
 Less allowance for loan losses                                                            (3,138)           (3,060)
                                                                                          -------           -------
 Loans, net                                                                               285,249           277,446
                                                                                         --------           -------

 Premises and equipment, net                                                               14,693            14,958
 Accrued interest receivable                                                                3,249             3,555
 Intangible assets                                                                          6,610             6,778
 Cash surrender value of life insurance                                                     1,844             1,801
 Other assets                                                                              2,030              2,336
                                                                                           ------             -----
 Total assets                                                                           $ 421,820         $ 422,250
                                                                                       ==========         =========

 Liabilities and Shareholders' Equity
 Deposits:
 Noninterest-bearing                                                                     $ 28,997          $ 32,197
 Interest-bearing                                                                         306,097           300,779
                                                                                         --------           -------
 Total deposits                                                                           335,094           332,976
                                                                                         --------           -------

 Federal funds purchased and securities sold
  under agreements to repurchase                                                           10,326            12,173
 Advances from the Federal Home Loan Bank                                                  31,359            32,399
 Long-term debt                                                                             4,525             4,845
 Obligations under capital leases                                                           1,082             1,121
 Accrued interest payable                                                                   1,998             2,465
 Other liabilities                                                                            944             1,127
                                                                                             ----             -----
 Total liabilities                                                                        385,328           387,106
                                                                                         --------           -------

 Shareholders' Equity
 Common stock, $1 par value, 10,000,000 shares authorized,
  3,300,395 shares issued and outstanding
  at March 31, 2001 and December 31, 2000                                                   3,300             3,300
 Capital surplus                                                                           30,826            30,826
 Retained earnings                                                                          2,534             1,984
 Accumulated other comprehensive income (loss)                                                220              (578)
 Treasury stock at cost; 43,580 shares at March   31, 2001
   and December 31, 2000                                                                     (388)             (388)
                                                                                            -----             -----
 Total shareholders' equity                                                                36,492            35,144
                                                                                          -------            ------

 Total liabilities and shareholders' equity                                             $ 421,820         $ 422,250
                                                                                        =========         =========

           See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                          Three Months Ended
 (Dollars in thousands)                                       March 31,
                                                          ------------------
                                                          2001        2000
                                                          ----        ----
 Interest income:
 Loans, including fees                                   $ 6,434    $ 5,087
 Investment securities:
 Taxable                                                   1,037      1,179
 Tax-exempt                                                  325        328
 Nonmarketable equity securities                              75         65
 Other interest income                                        10         12
                                                             ---        --
 Total                                                     7,881      6,671
                                                          ------     -----

 Interest expense:
 Deposits                                                  3,652      2,486
 Federal Home Loan Bank advances                             487        306
 Other interest expense                                      326        780
                                                            ----       ---
 Total                                                     4,465      3,572
                                                          ------     -----

 Net interest income                                       3,416      3,099
 Provision for loan losses                                   100        177
                                                            ----        ---
 Net interest income after provision for loan losses       3,316      2,922
                                                          ------      -----

 Other operating income:
 Service charges on deposit accounts                         523        386
 Residential mortgage origination fees                       157        125
 Commissions from sales of mutual funds                        5         44
 Income from fiduciary activities                             24         43
 Other operating income                                      183        212
                                                            ----        ---
 Total                                                       892        810
                                                            ----        ---

 Other operating expenses:
 Salaries and employee benefits                            1,822      1,640
 Net occupancy expense                                       217        199
 Amortization of intangible assets                           168        136
 Furniture and equipment expense                             411        363
 Other operating expenses                                    890        987
                                                            ----        ---
 Total                                                     3,508      3,325
                                                          ------      -----

 Income before income taxes                                  700        407
 Income tax provision                                        150         35
                                                            ----         --

 Net income                                                $ 550      $ 372
                                                          ======      =====

 Basic earnings per share                                 $ 0.17     $ 0.11
 Diluted earnings per share                               $ 0.17     $ 0.11


           See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION

     Condensed Consolidated Statement of Changes in Shareholders' Equity and
         Comprehensive Income for the three months ended March 31, 2001
                                   (Unaudited)



                                                                                       Accumulated
 (Dollars in thousands)               Common Stock                                        Other
                                     -------------          Capital     Retained      Comprehensive    Treasury
                                  Shares       Amount       Surplus     Earnings         Income          Stock       Total
                                  -------     -------      --------   ----------        -------         ------       -----
 Balance,
  December 31, 2000             3,300,395     $3,300       $ 30,826    $ 1,984          $ (578)         $ (388)    $ 35,144

 Net income                                                                550                                          550
 Other comprehensive
  income, net of tax                                                                       798                          798
                                                                                                                        ---
   Comprehensive income                                                                                               1,348
                                ---------     ------       --------    -------          -------         -------    --------

 Balance,
  March 31, 2001                3,300,395     $3,300       $ 30,826    $ 2,534            $ 220         $ (388)    $ 36,492
                                =========     ======       ========    =======          =======         =======    ========

           See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                              Three Months Ended
 (Dollars in thousands)                                                            March 31,
                                                                              ------------------
                                                                             2001            2000
                                                                             ----            ----
 Cash flows from operating activities:
 Net income                                                               $    550         $   372
 Adjustments to reconcile net income to net cash (used) provided by operating activities:
 Depreciation                                                                  368             327
 Provision for possible loan losses                                            100             177
 Amortization of intangible assets                                             168             137
 Amortization less accretion on investments                                     23              39
 Amortization of deferred loan costs                                           120             119
 Gain on sale of fixed assets                                                  (11)              -
 Disbursements for mortgages held for sale                                  (5,481)         (4,409)
 Proceeds of sales of residential mortgages                                  5,999           4,925
 (Increase) decrease in interest receivable                                    306            (276)
 Increase (decrease) in interest payable                                      (467)            203
 (Increase) decrease in other assets                                          (149)            240
 Increase (decrease) in other liabilities                                     (222)            368
                                                                              -----            ---
 Net cash provided by operating activities                                   1,304           2,222
                                                                             ------          -----

 Cash flows from investing activities:
 Net increase in loans to customers                                         (8,541)        (16,589)
 Proceeds from maturities of securities available-for-sale                  11,533           1,827
 Purchases of nonmarketable equity securities                                    -            (581)
 Proceeds from sales of premises and equipment                                  70             282
 Purchases of premises and equipment                                          (162)           (556)
                                                                              -----           -----
 Net cash provided (used) by investing activities                            2,900         (15,617)
                                                                             ------        --------

 Cash flows from financing activities:
 Proceeds from stock sales to ESOP                                               -              28
 Net increase (decrease) in deposits accounts                                2,118           8,625
 Net increase (decrease) in federal funds purchased and repos               (1,847)        (13,662)
 Proceeds from other borrowings                                                205             715
 Proceeds from Federal Home Loan Bank borrowings                                 -          26,000
 Repayments of other borrowings                                               (525)           (725)
 Repayments of Federal Home Loan Bank borrowings                            (1,040)         (5,840)
 Purchase of treasury stock                                                     -              (90)
                                                                            -------          ------
 Net cash provided (used) by financing activities                           (1,089)          15,051
                                                                            -------          ------

 Net increase (decrease) in cash and cash equivalents                        3,115            1,656

 Cash and cash equivalents, beginning of period                              9,335            8,722
                                                                            ------            -----

 Cash and cash equivalents, end of period                                 $ 12,450         $ 10,378
                                                                          =========        ========

 Cash paid during the period for:
 Income taxes                                                             $    173         $    24
 Interest                                                                    4,932           3,369

            See notes to condensed consolidated financial statements.

                          COMMUNITY CAPITAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2001 and for the interim periods ended March 31, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2000 Annual Report.

Community Capital Corporation (the Company) is a holding company for CapitalBank (the Bank), its only subsidiary. On January 1, 2001, the Company merged its five subsidiary banks into one bank charter known as CapitalBank. The Company made the decision to restructure the organization into one bank in order to improve operational efficiencies, provide new opportunities for employees, and improve service to customers. Customers will receive the benefit of being able to transact business at any of CapitalBank's branches, through the ATM network, and through the internet banking products. Additionally, management believes that the new centralized credit function will provide additional controlled decisions while streamlining the credit process. Centralized deposit pricing will support management's strategy from market to market. It is believed that the name recognition will be enhanced.


Note 2 - Advances from the Federal Home Loan Bank
-------------------------------------------------

Advances from the Federal Home Loan Bank of Atlanta to the Company were $31,359,000 as of March 31, 2001. Of this amount, the following have scheduled maturities greater than one year:

       Maturing on                     Interest Rate                 Principal
-----------------------     ---------------------------------     -------------
 (Dollars in thousands)
        02/03/03            5.97% - fixed                            $      59
        03/17/03            6.41% - fixed, callable 03/17/01            10,000
        03/17/05            6.60% - fixed, callable 03/17/02             5,000
        10/13/05            5.84% - fixed, callable 04/13/01             3,000
        03/26/08            5.51% - fixed, callable 03/26/03             1,500
        02/02/09            4.95% - fixed                                  800
        03/17/10            5.92% - fixed, callable 03/17/01             5,000
        03/30/10            6.02% - fixed, callable 03/30/01             2,000
        03/30/10            6.02% - fixed, callable 03/30/01             4,000
                                                                        ------
                                                                     $  31,359
                                                                        ======

                          COMMUNITY CAPITAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 3 - Long-Term Debt
-----------------------

During 1998 and 2000, the Company borrowed funds from an unrelated financial institution to use for capital infusions into two subsidiary banks in order to maintain minimum capital requirements due to an increase in the asset base resulting from branch purchases. This note was modified on January 1, 2001. The Company can now borrow up to $8,000,000 under the terms of the agreement. The promissory note is collateralized by the stock of the bank and bears interest at a simple rate per annum equal to the one-month London Interbank Offered Rate plus 175 basis points. Interest is payable on a quarterly basis; principal payments are due in ten equal installments, beginning on the third anniversary of the modification of the note, with the final balance due on June 30, 2012. The principal balance is $4,025,000 as of March 31, 2001, with scheduled principal reductions as follows:

                      (Dollars in thousands)       Amount
                                               ----------------

                      2003                          $   403
                      2004                              403
                      2005                              403
                      After five years                2,816
                                                      -----

                                                    $ 4,025
                                                    -------


During 1999, the parent company borrowed $500,000 from another unrelated financial institution. This amount was renewed in the first quarter of 2001. These funds were used for various projects including the construction of branch offices throughout the Company. Interest is payable quarterly at a variable rate of 1.10% below the highest prime rate published in the Wall Street Journal. The outstanding principal balance is payable on February 10, 2002.


Note 4 - Shareholders' Equity
-----------------------------

During the first three months of 2001, there were no shares of stock sold to the Employee Stock Ownership Plan, no options were exercised by any employees or directors of the Company, and no shares of treasury stock were purchased.

                          COMMUNITY CAPITAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 5 - Earnings Per Share
---------------------------

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2001 and 2000 are as follows:

(Dollars in thousands, except per share)      Three Months Ended March 31, 2001
                                           -------------------------------------
                                              Income        Shares     Per Share
                                           (Numerator)  (Denominator)   Amount
                                           -------------------------------------
Basic earnings per share

Income available to common shareholders        $ 550     3,256,815      $ 0.17
                                                                        ======
Effect of dilutive securities

Stock options                                      -        38,995
                                               -----     ---------
Diluted earnings per share

Income available to common shareholders
plus assumed conversions                       $ 550     3,295,810      $ 0.17
                                               =====     =========      ======


(Dollars in thousands, except per share)      Three Months Ended March 31, 2000
                                           -------------------------------------
                                              Income        Shares     Per Share
                                           (Numerator)  (Denominator)   Amount
                                           -------------------------------------
Basic earnings per share

Income available to common shareholders        $ 372     3,240,534      $ 0.11
                                                                        ======
Effect of dilutive securities

Stock options                                      -             -
                                               -----     ---------
Diluted earnings per share

Income available to common shareholders
plus assumed conversions                       $ 372     3,240,534      $ 0.11
                                               =====     =========      ======

                          COMMUNITY CAPITAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 6- Comprehensive Income

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects for the three month periods ended March 31, 2001 and 2000:


                                                                          Three Months Ended March 31, 2001
                                                                   ------------------------------------------------
(Dollars in thousands, except per share)                              Pre-tax        (Expense)       Net-of-tax
                                                                       Amount         Benefit          Amount
                                                                   ------------------------------------------------
For the Three Months Ended March 31, 2001:
 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period       $1,210              $(412)                $798

 Less: reclassification adjustment for gains realized
  in net income                                                         -                  -                    -
                                                                   ------              ------                ----
 Net unrealized gains (losses) on securities                        1,210               (412)                 798
                                                                   ------              ------                ----

 Other comprehensive income                                        $1,210              $(412)                $798
                                                                   ======              ======                ====


                                                                          Three Months Ended March 31, 2000
                                                                   ------------------------------------------------
(Dollars in thousands, except per share)                              Pre-tax        (Expense)       Net-of-tax
                                                                       Amount         Benefit          Amount
                                                                   ------------------------------------------------
For the Three Months Ended March 31, 2000:
 Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period       $(696)              $300               $(396)

 Less: reclassification adjustment for gains realized
  in net income                                                         -                 -                    -
                                                                   ------              ----               ------
 Net unrealized gains (losses) on securities                        (696)               300                (396)
                                                                   ------              ----               ------

 Other comprehensive income                                        $(696)              $300               $(396)
                                                                   ======              ====               ======

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company's financial condition as of March 31, 2001 compared to December 31, 2000 and the results of operations for the three months ended March 31, 2001 compared to the three months ended March 30, 2000. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.


Results of Operations
---------------------


Net Interest Income
-------------------

For the three months ended March 31, 2001, net interest income, the major component of the Company's net income, was $3,416,000 compared to $3,099,000 for the same period of 2000, an increase of $317,000. The improvements in the 2001 period was primarily attributable to the increase in the volume of loans. The average rate realized on interest-earning assets increased to 8.16% from 7.99%, while the average rate paid on interest-bearing liabilities increased to 5.06% from 4.70% for the three month periods ended March 31, 2001 and 2000, respectively.

The net interest spread and net interest margin were 3.10% and 3.54%, respectively, for the three month period ended March 31, 2001, compared to 3.31% and 3.70% for the three month period ended March 31, 2000.


Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2001 and 2000, the provision was $100,000 and $177,000, respectively. The Company's nonperforming loans totaled $973,000 at March 31, 2001 compared to $679,000 at March 31, 2000. Criticized and classified loans have increased from $7,925,000 at March 31, 2000 to $10,323,000 at March 31, 2001. Based on present information, management believes the allowance for loan losses is adequate at March 31, 2001 to meet presently known and inherent risks in the loan portfolio.


Noninterest Income
------------------

Total noninterest income for the three months ended March 31, 2001 was $892,000, an increase of $82,000 compared to $810,000 for the three months ended March 31, 2000.

Service charges on deposit accounts increased $137,000 from the three months ended March 31, 2000 to the three months ended March 31, 2001. The Company also experienced an increase in residential mortgage origination fees as dropping residential mortgage rates encouraged home refinancing. Residential mortgage origination fees increased from $125,000 to $157,000 for the three months ended March 31, 2000, compared to the three months ended March 31, 2001. Other operating income decreased $29,000 from the three months ended March 31, 2000 to the three months ended March 31, 2001.

The sale of Community Trust Company in 2000 has caused income from fiduciary activities to decrease from $43,000 during the three months ended March 31, 2000 to $24,000 during the three months ended March 31, 2001. The Company also experienced a slow down in the sale of mutual funds. Commissions from sales of mutual funds decreased $39,000 from the three months ending March 31, 2000 to $5,000 during the three months ending March 31, 2001.

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Expense
-------------------

Total noninterest expense for the first three months of 2001 was $3,508,000, an increase of $183,000, or 5.50%, when compared to the first three months of 2000.

The primary component of noninterest expense is salaries and benefits, which were $1,822,000 and $1,640,000 for the three months ended March 31, 2001 and 2000, respectively. These increases are the result of the additional staff from the two branch acquisitions in 2000 and normal pay raises. The amortization of intangible assets increased $32,000 to $168,000 for the three months ended March 31, 2001. This increase was also a result of intangibles obtained from the two branch purchases in 2000. Other expenses decreased 9.83% to $890,000 for the first three months of 2001.

Income Taxes
------------

For the three months ended March 31, 2001 and 2000, the effective income tax rate was 21.42% and 8.60%, respectively, and the income tax provision was $150,000 and $35,000, respectively. The increases in the effective tax rate were due to a large increase in the amount of loan interest income while the amount of nontaxable income from securities decreased slightly.

Net Income
----------

The combination of the above factors resulted in net income of $550,000 for the three months ended March 31, 2001 compared to $372,000 for the comparable period in 2000. The increase in net interest income and a reduction in the amount charged to the provision for loan losses contributed to the increase in net income.

Assets and Liabilities
----------------------

During the first three months of 2001, total assets decreased $430,000, or 0.10%, when compared to December 31, 2000. The Company experienced growth of 2.81% in the loan area during the first three months of 2001. However, this growth was offset by a decrease in securities of $10,346,000 from December 31, 2000 to March 31, 2001. Proceeds from maturities of securities were used to fund loan growth. On the liability side, total deposits increased $2,118,000, or 0.64%, to $335,094,000 at March 31, 2001.

Investment Securities
---------------------

Investment securities decreased $10,346,000 during the three month period ended March 31, 2001. The decrease was all attributable to securities available-for-sale. Proceeds from the maturities of securities were used to fund the loan growth.

Loans
-----

Loans receivable increased $7,881,000, or 2.81%, since December 31, 2000. The largest increase was in real estate loans which increased $10,293,000 or 6.0% to $181,795,000 at March 31, 2001. Balances within the major loan receivable categories as of March 31, 2001 and December 31, 2000 are as follows:

(Dollars in thousands)                         March 31, 2001  December 31, 2000
                                              ---------------  -----------------
 Commercial and agricultural                  $     51,566      $       52,005
 Real estate                                       181,795             171,502
 Home equity                                        17,137              20,947
 Consumer, installment                              30,367              32,243
 Consumer, credit card and checking                  2,846               1,478
 Residential mortgages held for sale & other         4,676               2,331
                                              ---------------  -----------------
                                              $    288,387      $      280,506
                                              ===============  =================

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Risk Elements in the Loan Portfolio
-----------------------------------

The following is a summary of risk elements in the loan portfolio:


(Dollars in thousands)                                                                        March 31,
                                                                                  ------------------------------
                                                                                       2001              2000
                                                                                  ---------------- -------------
Loans:

 Nonaccrual loans                                                                 $   784                $   654
Accruing loans more than 90 days past due                                         $   189                $    25

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:

 Criticized                                                                       $ 6,328                $ 5,327
 Classified                                                                       $ 3,995                $ 2,598


Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)                                                                        March 31,
                                                                                  ------------------------------
                                                                                        2001             2000
                                                                                  ---------------- -------------
 Balance, January 1,                                                              $  3,060              $  2,557

 Provision for loan losses for the period                                              100                   177

 Charge-offs                                                                          (42)                 (171)

 Recoveries                                                                             20                    65
                                                                                  --------              --------

    Balance, end of period                                                        $  3,138              $  2,628
                                                                                  ========              ========

 Gross loans outstanding, end of period                                           $288,387              $234,902

 Allowance for loan losses to loans outstanding                                      1.09%                 1.12%

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Deposits
--------

Total deposits increased $2,118,000, or 0.64%, from December 31, 2000. Within the deposit area, money market accounts increased $12,044,000 or 20.64% to $70,387,000 at March 31, 2001. This increase was offset by a decrease in certificate of deposits of $10,510,000 or 6.52% to $150,770,000 at March 31, 2001. This shift in deposits was part of management's efforts to maintain deposits but with lower rate money market and savings accounts rather than traditional higher rate certificates of deposit. Expressed in percentages, noninterest-bearing deposits decreased 9.94%, while interest-bearing deposits increased by 1.77%.

Balances within the major deposit categories as of March 31, 2001 and December 31, 2000 are as follows:

                                                   March 31,  December 31,
(Dollars in thousands)                               2001         2000
                                                 -----------  ------------

Noninterest-bearing demand deposits              $ 28,997        $ 48,774

Interest-bearing demand deposits                   32,197          50,613

Money market accounts                              70,387          58,343

Savings deposits                                   36,166          30,543

Certificates of deposit                           150,770         161,280
                                                 --------        --------

                                                 $335,094        $332,976
                                                 ========        ========

Advances from the Federal Home Loan Bank
----------------------------------------

Advances from the Federal Home Loan Bank of Atlanta to the Company was $31,359,000 as of March 31, 2001. Of this amount, the following have scheduled maturities greater than one year:

      Maturing on                     Interest Rate                   Principal
------------------------     -----------------------------------   -------------
(Dollars in thousands)
       02/03/03              5.97% - fixed                              $    59

       03/17/03              6.41% - fixed, callable 03/17/01            10,000

       03/17/05              6.60% - fixed, callable 03/17/02             5,000

       10/13/05              5.84% - fixed, callable 04/13/01             3,000

       03/26/08              5.51% - fixed, callable 03/26/03             1,500

       02/02/09              4.95% - fixed                                  800

       03/17/10              5.92% - fixed, callable 03/17/01             5,000

       03/30/10              6.02% - fixed, callable 03/30/01             2,000

       03/30/10              6.02% - fixed, callable 03/30/01             4,000
                                                                     ----------
                                                                        $31,359
                                                                     ==========

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Long-Term Debt
--------------

During 1998 and 2000, the Company borrowed funds from an unrelated financial institution to use for capital infusions into two subsidiary banks in order to maintain minimum capital requirements due to an increase in the asset base resulting from branch purchases. This note was modified on January 1, 2001. The Company can now borrow up to $8,000,000 under the terms of the agreement. The promissory note is collateralized by the stock of the bank and bears interest at a simple rate per annum equal to the one-month London Interbank Offered Rate plus 175 basis points. Interest is payable on a quarterly basis; principal payments are due in ten equal installments, beginning on the third anniversary of the modification of the note, with the final balance due on June 30, 2012. The principal balance is $4,025,000 as of March 31, 2001, with scheduled principal reductions as follows:

                                    (Dollars in thousands)       Amount
                                                             -----------

                                    2003                          $  403
                                    2004                             403
                                    2005                             403
                                    After five years               2,816
                                                                  ------

                                                                  $4,025
                                                                 =======



During 1999, the parent company borrowed $500,000 from another unrelated financial institution. This amount was renewed in the first quarter of 2001. These funds were used for various projects including the construction of branch offices throughout the Company. Interest is payable quarterly at a variable rate of 1.10% below the highest prime rate published in the Wall Street Journal. The outstanding principal balance is payable on February 10, 2002.


Capital
-------

Quantitative measures established by the federal banking agencies to ensure capital adequacy require the Company and the bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

The Company and the bank are also required to maintain capital at a minimum level based on total average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios at least 1% to 2% above the minimum.

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital (continued)
--------

The following table summarizes the capital ratios of the Company and the Bank and the regulatory minimum requirements at March 31, 2001:


                                                                       Tier 1         Total          Tier 1
                                                                     Risk-based     Risk-based      Leverage
                                                                    -------------- -------------  --------------
Actual ratio:
  Community Capital Corporation                                       10.17%          11.25%           7.13%
  CapitalBank                                                         11.17%          12.26%           7.82%

Regulatory minimums:
 For capital adequacy purposes                                         4.00%           8.00%           4.00%
 To be well-capitalized under prompt action provisions                 6.00%          10.00%           5.00%


Liquidity and Capital Resources
-------------------------------

Shareholders' equity was increased by net income of $550,000. Due to changes in the market rates of interest, the fair value of the Company's securities available-for-sale increased, which had the effect of increasing shareholders' equity by $798,000, net of the deferred taxes, for the three months ended March 31, 2001 when compared to December 31, 2000.

For the near term, maturities and sales of securities available-for-sale are expected to be a primary source of liquidity as the Company and the Bank deploy these funds into loans to achieve the desired mix of assets and liabilities. The Company also expects to build its deposit base. Advances from the Federal Home Loan Bank and the Bankers Bank will also continue to serve as a funding source, at least for the near future. Short-term borrowings by the bank are not expected to be a primary source of liquidity for the near term; however, the Company has approximately $58,176,000 of unused lines of credit to purchase federal funds.


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

         None

(b)      Reports on Form 8-K.

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




                                        By:  /s/WILLIAM G. STEVENS
                                             -----------------------------------
                                             William G. Stevens
                                             President & Chief Executive Officer



Date: May 11, 2001                      By:  /s/R. WESLEY BREWER
                                             -----------------------------------
                                             R. Wesley Brewer
                                             Chief Financial Officer