Form 10-Q
period 2001-06-30
COMMUNITY CAPITAL CORP /SC/
filed 2001-08-14
CIK 832847

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

  X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

                                      OR

_____        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                (864) 941-8200
             (Registrant's telephone number, including area code)
             ----------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X   NO ____
                                     ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

    3,461,955 shares of common stock, $1.00 par value as of August 9, 2001

                         COMMUNITY CAPITAL CORPORATION

                                     Index

PART I. FINANCIAL INFORMATION                                                                                      Page No.
-----------------------------
Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- June 30, 2001 and December 31, 2000.....................................3

         Condensed Consolidated Statements of Operations --
           Six months ended June 30, 2001 and 2000 and three months ended June 30, 2001 and 2000..........................4

         Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income --
           Six months ended June 30, 2001.................................................................................5

         Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2001 and 2000.......................6

         Notes to Condensed Consolidated Financial Statements.............................................................7-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............................12-17

PART II. OTHER INFORMATION
--------------------------

Item 4. Submission of Matters to a Vote of Security Holders..............................................................18

Item 6. Exhibits and Reports on Form 8-K.................................................................................18

         (a) Exhibits....................................................................................................18

         (b) Reports on Form 8-K.........................................................................................18

                         COMMUNITY CAPITAL CORPORATION

                     Condensed Consolidated Balance Sheets

 (Dollars in thousands)                                                                       June 30,     December 31,
                                                                                                2001           2000
                                                                                           --------------  ------------
                                                                                             (Unaudited)
 Assets Cash and cash equivalents:
   Cash and due from banks                                                                 $       16,301  $       8,736
   Interest-bearing deposit accounts                                                                   54            599
                                                                                           --------------  -------------
     Total cash and cash equivalents                                                               16,355          9,335
                                                                                           --------------  -------------

 Securities:
   Securities available-for-sale                                                                   75,353         99,951
   Securities held-to-maturity (estimated fair value of $590 at June 30, 2001                         590            590
    and December 31, 2000)
 Nonmarketable equity securities                                                                    5,747          5,500
                                                                                           --------------  -------------
     Total securities                                                                              81,690        106,041
                                                                                           --------------  -------------

 Loans receivable                                                                                 241,638        280,506
   Less allowance for loan losses                                                                  (3,367)        (3,060)
                                                                                           --------------  -------------
     Loans, net                                                                                   238,271        277,446
                                                                                           --------------  -------------

 Premises and equipment, net                                                                       10,829         14,958
 Accrued interest receivable                                                                        2,509          3,555
 Intangible assets                                                                                  4,558          6,778
 Cash surrender value of life insurance                                                             2,118          1,801
 Other assets                                                                                       1,909          2,336
                                                                                           --------------  -------------
     Total assets                                                                          $      358,239  $     422,250
                                                                                           ==============  =============

 Liabilities and Shareholders' Equity
 Deposits:
   Noninterest-bearing                                                                     $       26,178  $      32,197
   Interest-bearing                                                                               244,336        300,779
                                                                                           --------------  -------------
     Total deposits                                                                               270,514        332,976
                                                                                           --------------  -------------

 Federal funds purchased and securities sold under agreements to repurchase                        10,736         12,173
 Advances from the Federal Home Loan Bank                                                          31,334         32,399
 Long-term debt                                                                                     1,500          4,845
 Obligations under capital leases                                                                   1,036          1,121
 Accrued interest payable                                                                           2,616          2,465
 Other liabilities                                                                                  1,298          1,127
                                                                                           --------------  -------------
     Total liabilities                                                                            319,034        387,106
                                                                                           --------------  -------------
 Shareholders' Equity
   Common stock, $1 par value, 10,000,000 shares authorized, 3,485,189 and                          3,485          3,300
   3,300,395 shares issued and outstanding at June 30, 2001 and
   December 31, 2000, respectively
   Capital surplus                                                                                 32,093         30,826
   Retained earnings                                                                                3,877          1,984
   Accumulated other comprehensive income (loss)                                                      157           (578)
   Treasury stock at cost; 45,759 and 43,580 shares at June 30, 2001 and                             (407)          (388)
                                                                                           --------------  -------------
    December 31, 2000 respectively
     Total shareholders' equity                                                                    39,205         35,144
                                                                                           --------------  -------------
     Total liabilities and shareholders' equity                                            $      358,239  $    422,250
                                                                                           ==============  ============

           See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

 (Dollars in thousands)                                      Six Months Ended June 30,           Three Months Ended June 30,
                                                           -------------------------------     -------------------------------
                                                                2001               2000              2001              2000
                                                           ------------       ------------     -------------      ------------
 Interest income:
   Loans, including fees                                       $ 12,207           $ 10,585           $ 5,773           $ 5,498
   Investment securities:
     Taxable                                                      1,895              2,340               858             1,161
     Tax-exempt                                                     638                657               313               329
      Non-marketable equity securities                              141                134                66                65
   Other interest income                                             25                 20                15                 8
                                                           ------------       ------------     -------------      ------------
     Total                                                       14,906             13,736             7,025             7,061
                                                           ------------       ------------     -------------      ------------

 Interest expense:
   Deposits                                                       6,727              5,089             3,075             2,603
   Federal Home Loan Bank advances                                  974                912               487               606
   Other interest expense                                           523              1,462               197               682
                                                           ------------       ------------     -------------      ------------
     Total                                                        8,224              7,463             3,759             3,891
                                                           ------------       ------------     -------------      ------------

 Net interest income                                              6,682              6,273             3,266             3,170
 Provision for loan losses                                          500                261               400                84
                                                           ------------       ------------     -------------      ------------
 Net interest income after                                        6,182              6,012             2,866             3,086
                                                           ------------       ------------     -------------      ------------
    provision for loan losses

 Other operating income:
   Service charges on deposit accounts                              941                787               418               401
   Residential mortgage origination fees                            406                253               249               128
   Commissions from sales of mutual funds                            13                 75                 8                31
   Fees for trust services                                           57                 73                33                30
   Gain on sale of Community Trust Company                            -                150                 -               150
   Gain on sale of branches                                       5,791                  -             5,791                 -
   Other operating income                                           350                391               167               183
                                                           ------------       ------------     -------------      ------------
     Total                                                        7,558              1,729             6,666               923
                                                           ------------       ------------     -------------      ------------

 Other operating expenses:
   Salaries and employee benefits                                 3,505              3,258             1,683             1,618
   Net occupancy expense                                            661                404               444               205
   Amortization of intangible assets                              2,220                270             2,052               134
   Furniture and equipment expense                                  569                733               158               370
   Other operating expenses                                       2,075              2,114             1,185             1,127
                                                           ------------       ------------     -------------      ------------
     Total                                                        9,030              6,779             5,522             3,454
                                                           ------------       ------------     -------------      ------------
 Income before income taxes                                       4,710                962             4,010               555
 Income tax provision                                             1,498                126             1,348                91
                                                           ------------       ------------     -------------      ------------
 Net income                                                     $ 3,212              $ 836           $ 2,662             $ 464
                                                           ============       ============     =============      ============

 Basic earnings per share                                        $ 0.94             $ 0.26            $ 0.78            $ 0.14
 Diluted earnings per share                                      $ 0.92             $ 0.26            $ 0.74            $ 0.14

           See notes to condensed consolidated financial statements

                         COMMUNITY CAPITAL CORPORATION

    Condensed Consolidated Statement of Changes in Shareholders' Equity and
          Comprehensive Income for the six months ended June 30, 2001
                                  (Unaudited)

                                                                                             Accumulated
 (Dollars in thousands)             Common Stock                                                Other
                                    ------------                Capital      Retained       Comprehensive   Treasury
                                       Shares       Amount      Surplus      Earnings          Income        Stock         Total
                                    -----------    ---------   ----------   ----------     --------------- ----------    ---------
 Balance,                              3,300,395   $   3,300   $   30,826   $    1,984     $         (578) $     (388)   $  35,144
  December 31, 2000

 Net income                                                                      3,212                                       3,212
 Other comprehensive
  income, net of tax                                                                                  735                      735
                                                                                                                         ---------
   Comprehensive income                                                                                                      3,947
                                                                                                                         ---------

 Sales of stock to ESOP                                                                                                          -

 Exercise of stock options                20,406          20          100                                                      120

 5% stock dividend                       164,388         165        1,167       (1,313)                           (19)           -

 Payment for fractional shares                                                      (6)                                         (6)
                                     -----------   ---------   ----------   ----------     --------------- ----------    ---------
 Balance,
  June 30, 2001                        3,485,189   $   3,485   $   32,093   $    3,877     $          157  $     (407)   $  39,205
                                     ===========   =========   ==========   ==========     =============== ==========    =========

           See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

 (Dollars in thousands)                                                                            Six Months Ended June 30,
                                                                                                -----------------------------
                                                                                                    2001            2000
                                                                                                ------------   --------------
 Cash flows from operating activities:
   Net income                                                                                        $ 3,212           $ 836
   Adjustments to reconcile net income to net cash (used) provided by operating activities:
     Depreciation                                                                                        823             671
     Provision for possible loan losses                                                                  500             261
     Amortization of intangible assets                                                                 2,220             270
     Amortization less accretion on investments                                                           58             277
     Amortization of deferred loan costs                                                                 237             246
     Loss (gain) on sale of premises and equipment                                                       (17)            (34)
     Gain on sale of Community Trust Company                                                               -            (150)
     Gain on sale of branches                                                                         (5,791)              -
     Disbursements for mortgages held for sale                                                        15,194           8,446
     Proceeds of sales of residential mortgages                                                      (15,725)         (8,311)
     (Increase) decrease in interest receivable                                                          632            (316)
     Increase (decrease) in interest payable                                                            (320)            276
     (Increase) decrease in other assets                                                                (142)            501
     Increase (decrease) in other liabilities                                                            900             882
                                                                                                ------------   -------------
       Net cash (used) provided by operating activities                                                1,781           3,855
                                                                                                ------------   -------------

 Cash flows from investing activities:
    Net (increase) decrease in loans to customers                                                    (10,105)        (26,529)
    Purchases of securities available-for-sale                                                          (250)         (1,494)
    Proceeds from maturities of securities available-for-sale                                         25,905           3,269
    (Purchases) sales of non-marketable equity securities                                               (247)            686
    Proceeds from sales of premises and equipment                                                         70             264
    Purchases of premises and equipment                                                                 (315)         (2,077)
    Acquisition of branches                                                                                -           6,655
    Sales of branches                                                                                 (8,406)              -
                                                                                                ------------   -------------
         Net cash provided (used) by investing activities                                              6,652         (19,226)
                                                                                                ------------   -------------

 Cash flows from financing activities:
   Net increase (decrease) in deposits accounts                                                        4,320          18,439
   Net increase (decrease) in federal funds purchased and repos                                       (1,437)        (12,159)
   Proceeds from exercise of stock options                                                               120               -
   Proceeds from Federal Home Loan Bank borrowings                                                         -          31,000
   Proceeds from other borrowings                                                                          -           2,615
   Proceeds from stock sales to ESOP                                                                       -              88
   Purchase of treasury stock                                                                              -             (89)
   Repayments of Federal Home Loan Bank borrowings                                                    (1,065)        (18,665)
   Repayments of other borrowings                                                                     (3,345)         (2,300)
   Payment for fractional shares of stock                                                                 (6)              -
                                                                                                ------------   -------------
    Net cash provided (used) by financing activities                                                  (1,413)         18,929
                                                                                                ------------   -------------

 Net increase (decrease) in cash and cash equivalents                                                  7,020           3,558

 Cash and cash equivalents, beginning of period                                                        9,335           8,722
                                                                                                ------------   -------------

 Cash and cash equivalents, end of period                                                          $ 16,355        $ 12,280
                                                                                                ============   ============

           See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1 - Basis of Presentation
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2001 and for the interim periods ended June 30, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's 2000 Annual Report.

Note 2 - Supplemental Cash Flow Information
-------------------------------------------

(Dollars in thousands)                                                     Six Months Ended June 30,
                                                                           ---------------------------
                                                                               2001            2000
                                                                           -----------     -----------
 Cash paid during the period for:
  Income taxes                                                             $      560      $       165
  Interest                                                                      8,544            7,187
 Details of the acquisition of the new branch:
  Loans, including accrued interest receivable                             $        -      $        19
  Premises and equipment                                                            -              388
  Intangible core deposit premiums                                                  -              185
  Other, net                                                                        -               13
  Deposits, including accrued interest payable                                      -           (7,260)
                                                                           ----------      -----------
  Cash received for net liabilities assumed                                $        -      $    (6,655)
                                                                           ==========      ===========

 Details of the sale of branches:
  Deposits, including accrued interest payable less premium                $  (61,309)               -
  Premises and equipment                                                        3,568                -
  Loans, including accrued interest receivable                                 49,346                -
  Other, net                                                                      (11)               -
                                                                           ----------      -----------
  Cash paid for net liabilities sold                                       $    8,406      $         -
                                                                           ==========      ===========

Note 3 - Sale of Branches
-------------------------
On January 29, 2001, CapitalBank entered into a Purchase and Assumption Agreement to sell certain assets and deposits of five of its branches to Enterprise Bank of South Carolina. The branches included in the transaction were Barnwell, Blackville, Springfield, Salley, and Williston. As of 12:01 a.m. on May 14, 2001, CapitalBank sold the five branches, which had approximately $67,100,000 in deposits (unaudited).

At the closing, and subject to the terms of the Purchase and Assumption Agreement, CapitalBank received from Enterprise Bank a premium of 8.63% on the deposits.

The principal assets and liabilities disposed of in the sale are summarized as follows:

  (Dollars in thousands)
  Deposits, including accrued interest payable less premium                                                   $     (61,309)
  Premises and equipment                                                                                              3,568
  Loans, including accrued interest receivable                                                                       49,346
  Other, net                                                                                                            (11)
                                                                                                              -------------
  Cash paid for net liabilities sold                                                                          $       8,406
                                                                                                              =============

                         COMMUNITY CAPITAL CORPORATION

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 4 - Advances from the Federal Home Loan Bank
-------------------------------------------------

Advances from the Federal Home Loan Bank of Atlanta to the banking subsidiary were $31,334,400 as of June 30, 2001. Of this amount, the following have scheduled maturities greater than one year:

                   Maturing on                      Interest Rate                       Principal
             ------------------------    ------------------------------------         ---------------
             (Dollars in thousands)
                    02/03/03             5.97% - fixed                                      $     59
                    03/17/03             6.41% - fixed, callable 03/17/01                     10,000
                    03/17/05             6.60% - fixed, callable 03/17/02                      5,000
                    10/13/05             5.84% - fixed, callable 04/13/01                      3,000
                    03/26/08             5.51% - fixed, callable 03/26/03                      1,500
                    02/02/09             4.95% - fixed                                           775
                    03/17/10             5.92% - fixed, callable 03/17/01                      5,000
                    03/30/10             6.02% - fixed, callable 03/30/01                      2,000
                    03/30/10             6.02% - fixed, callable 03/30/01                      4,000
                                                                                             -------
                                                                                             $31,334
                                                                                             =======

Note 5 - Long-Term Debt
-----------------------

During 1998 and 2000, the Company borrowed funds from an unrelated financial institution to use for capital infusions into two subsidiary banks in order to maintain minimum capital requirements due to an increase in the asset base resulting from branch purchases. This note was modified on January 1, 2001. The Company can now borrow up to $8,000,000 under the terms of the agreement. The promissory note is collateralized by the stock of the bank and bears interest at a simple rate per annum equal to the one-month London Interbank Offered Rate plus 175 basis points. Interest is payable on a quarterly basis; principal payments are due in ten equal installments, beginning on the third anniversary of the modification of the note, with the final balance due on June 30, 2012. The principal balance is $1,000,000 as of June 30, 2001, with scheduled principal reductions as follows:

                (Dollars in thousands)         Amount
                                             ----------

                2003                         $       100
                2004                                 100
                2005                                 100
                After five years                     700
                                             -----------
                                             $     1,000
                                             ===========

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

Note 6 - Shareholders' Equity
-----------------------------

During the first six months of 2001, there were no shares of stock sold to the Employee Stock Ownership Plan, and no shares of treasury stock were purchased. There were 20,406 options exercised by the employees and directors of the Company with total proceeds of $120,250 at an average exercise price of $5.90. On May 16, 2001, the Board of Directors declared a 5% stock dividend to shareholders of record as of May 30, 2001. Accordingly, amounts equal to the fair market value of the additional shares issued on the date of declaration have been charged to retained earnings and credited to common stock and capital surplus. Earnings per share, weighted average shares outstanding, and outstanding stock options have been restated to reflect the 5% stock dividend. The dividend was payable on June 20, 2001.

                         COMMUNITY CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 7 - Earnings Per Share
---------------------------

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the six and three month periods ended June 30, 2001 and 2000 are as follows:

                                                                                  Six Months Ended June 30, 2001
                                                                         --------------------------------------------------
(Dollars in thousands, except per share)                                     Income            Shares          Per Share
                                                                          (Numerator)       (Denominator)       Amount
                                                                         ---------------   ----------------  --------------
Basic earnings per share
  Income available to common shareholders                                     $   3,212          3,420,760        $   0.94
                                                                              ---------                           ========
Effect of dilutive securities
  Stock options                                                                       -             90,490
                                                                              ---------          ---------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions                                                  $   3,212          3,511,250        $   0.92
                                                                              =========          =========        ========

                                                                                  Six Months Ended June 30, 2000
                                                                         --------------------------------------------------
(Dollars in thousands, except per share)                                     Income            Shares          Per Share
                                                                          (Numerator)       (Denominator)       Amount
                                                                         ---------------   ----------------  --------------
Basic earnings per share
  Income available to common shareholders                                                                         $   0.26
                                                                                                                  ========
                                                                              $     836          3,240,234
Effect of dilutive securities
  Stock options
                                                                                      -              3,718
                                                                              ---------          ---------
Diluted earnings per share
  Income available to common shareholders                                     $     836          3,243,952        $   0.26
    plus assumed conversions                                                  =========          =========        ========

                                                                                 Three Months Ended June 30, 2001
                                                                         --------------------------------------------------
(Dollars in thousands, except per share)                                     Income            Shares          Per Share
                                                                          (Numerator)       (Denominator)       Amount
                                                                         ---------------   ----------------  --------------
Basic earnings per share
  Income available to common shareholders                                     $   2,662          3,422,477        $   0.78
                                                                                                                  ========
Effect of dilutive securities
  Stock options                                                                       -            171,509
                                                                              ---------          ---------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions                                                  $   2,662          3,593,986        $   0.74
                                                                              =========          =========        ========


                         COMMUNITY CAPITAL CORPORATION

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 7 - Earnings Per Share - (continued)
---------------------------

                                                                                Three Months Ended June 30, 2000
                                                                    ----------------------------------------------------------
(Dollars in thousands, except per share)                                Income              Shares              Per Share
                                                                      (Numerator)        (Denominator)           Amount
                                                                    ----------------   ------------------   ------------------
Basic earnings per share
  Income available to common shareholders                           $           464            3,247,370    $            0.14
                                                                                                            =================
Effect of dilutive securities
  Stock options                                                                   -                    -
                                                                    ---------------    -----------------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions                                        $           464            3,247,370    $            0.14
                                                                    ===============    =================    =================

Note 8 - Comprehensive Income

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects for the six and three month periods ended June 30, 2001 and 2000:

                                                                        Pre-tax            (Expense)            Net-of-tax
(Dollars in thousands)                                                  Amount              Benefit              Amount
                                                                    ---------------    ----------------     -----------------
 For the Six Months Ended June 30, 2001:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period      $         1,115    $           (380)    $             735
   Less: reclassification adjustment for gains realized in net
    income                                                                        -                   -                     -
                                                                    ---------------    ----------------     -----------------
 Net unrealized gains (losses) on securities                                  1,115                (380)                  735
                                                                    ---------------    ----------------     -----------------

 Other comprehensive income                                         $         1,115    $           (380)    $             735
                                                                    ===============    ================     =================


                                                                        Pre-tax            (Expense)            Net-of-tax
(Dollars in thousands)                                                  Amount              Benefit               Amount
                                                                    ---------------    ----------------     -----------------
 For the Six Months Ended June 30, 2000:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period      $         (200)     $             68     $          (132)
   Less: reclassification adjustment for gains realized in
    net income                                                                   -                     -                   -
                                                                    --------------     -----------------    -----------------
 Net unrealized gains (losses) on  securities                                 (200)                   68                (132)
                                                                    --------------     -----------------    -----------------

 Other comprehensive income                                         $         (200)     $             68     $          (132)
                                                                    ==============     =================    =================

                         COMMUNITY CAPITAL CORPORATION

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 8 - Comprehensive Income - (continued)
-----------------------------

                                                                        Pre-tax            (Expense)            Net-of-tax
(Dollars in thousands)                                                  Amount              Benefit               Amount
                                                                    ----------------   ------------------   ------------------
 For the Three Months Ended June 30, 2001:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period      $            (95)  $               32   $              (63)
   Less: reclassification adjustment for gains realized in net
    income                                                                         -                    -                    -
                                                                    ----------------   ------------------   ------------------
 Net unrealized gains (losses) on securities                                     (95)                  32                  (63)
                                                                    ----------------   ------------------   ------------------

 Other comprehensive income                                         $            (95)  $               32   $              (63)
                                                                    ================   ==================   ==================

                                                                        Pre-tax            (Expense)            Net-of-tax
(Dollars in thousands)                                                  Amount              Benefit              Amount
                                                                    ----------------   ------------------   ------------------
 For the Three Months Ended June 30, 2000:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period      $            496    $            (232)  $              264
   Less: reclassification adjustment for gains realized in net
    income                                                                         -                    -                    -
                                                                    ----------------   ------------------   ------------------
 Net unrealized gains (losses) on  securities                                    496                 (232)                 264
                                                                    ----------------   ------------------   ------------------

 Other comprehensive income                                         $            496    $            (232)  $              264
                                                                    ================   ==================   ==================

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

The following is a discussion of the Company's financial condition as of June 30, 2001 compared to December 31, 2000 and the results of operations for the six and three months ended June 30, 2001 compared to the six and three months ended June 30, 2000. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the six months ended June 30, 2001, net interest income, the major component of the Company's net income, was $6,682,000 compared to $6,273,000 for the same period of 2000, an increase of $409,000. For the three months ended June 30, 2001, net interest income was $3,266,000 compared to $3,170,000 for the comparable period of 2000. The improvements in the 2001 periods were primarily attributable to the increase in the volume of loans and the increase in net interest margin to a lesser extent. The average rate realized on interest-earning assets increased to 8.22% from 8.16%, while the average rate paid on interest-bearing liabilities decreased to 4.47% from 4.82% for the six month periods ended June 30, 2001 and 2000, respectively.

The net interest spread and net interest margin were 3.75% and 3.84%, respectively, for the six-month period ended June 30, 2001, compared to 3.34% and 3.68% for the six month period ended June 30, 2000.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2001 and 2000, the provision was $500,000 and $261,000, respectively. For the three months ended June 30, 2001 and 2000, the provision for loan losses was $400,000 and $84,000, respectively. The Company's nonperforming loans totaled $1,692,000 at June 30, 2001 compared to $560,000 at June 30, 2000. Criticized and classified loans have increased from $6,368,000 at June 30, 2000 to $13,697,000 at June 30, 2001.
Based on present information, management believes the allowance for loan losses is adequate at June 30, 2001 to meet presently known and inherent risks in the loan portfolio.

Noninterest Income

Total noninterest income for the six months ended June 30, 2001 was $7,558,000, an increase of $5,829,000 compared to $1,729,000 for the six months ended June 30, 2000. Total noninterest income for the quarter ended June 30, 2001 was $6,666,000, or $5,743,000, higher than the second quarter of 2000.

The primary reason for the significant increase was due to the fact that the Company realized a gain of $5,791,000 on the sale of branches during the three months ended June 30, 2001. Service charge income also increased $154,000 from the six months ended June 30, 2000 to the six months ended June 30, 2001 and $17,000 from the three months ended June 30, 2000 to the three months June 30, 2001. Residential mortgage origination fees increased from $253,000 to $406,000 for the six months ended June 30, 2001, compared to the six months ended June 30, 2000 and increased from $128,000 to $249,000 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000.

                         COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations - Continued
-------------------------

Noninterest Expense

Total noninterest expense for the first six months of 2001 was $9,030,000, an increase of $2,251,000, or 33.21%, when compared to the first six months of 2000. For the quarter ended June 30, 2001, noninterest expense was $5,522,000, an increase of $2,068,000, or 59.87%, over the comparable period of 2000.

The primary reason for the increase was due to the amortization of intangible assets which increased $1,950,000 during the six-month period ending June 30, 2001 over the same period in 2000. This was due to $1,916,000 being expensed as a result of the sale of the branches discussed earlier. The primary component of noninterest expense is salaries and benefits, which were $3,505,000 and $3,258,000 for the six months ended June 30, 2001 and 2000, respectively and $1,683,000and $1,618,000 for the three months ending June 30, 2001 and 2000, respectively. Net occupancy expense increased $257,000 for the six month period ending June 30, 2001, an increase of 63.61% over the related period in 2000 due primarily to depreciation realized on branches that were purchased during the second and third quarters of 2000.

Income Taxes

For the six months ended June 30, 2001 and 2000, the effective income tax rate was 31.80% and 13.10%, respectively, and the income tax provision was $1,498,000 and $126,000, respectively. For the quarter ended June 30, 2001, the effective tax rate was 33.6% compared to 16.40% for the second quarter of 2000. The increases in the effective tax rate were due to a large increase in income before taxes, primarily as a result of the gain realized on the sale of branches during the second quarter of 2001.

Net Income

The combination of the above factors resulted in net income of $3,212,000 for the six months ended June 30, 2001 compared to $836,000 for the comparable period in 2000. For the quarter ended June 30, 2001, net income was $2,662,000, an increase of $2,198,000 when compared to the second quarter of 2000. As discussed earlier, the sale of branches during the second quarter of 2001 was the primary reason for the significant increase in income over the 2000 periods.

Assets and Liabilities

During the first six months of 2001, total assets decreased $64,011,000, or 15.16%, when compared to December 31, 2000. The Company experienced a decrease of 15% in the loan area during the first six months of 2001. On the liability side, total deposits decreased $62,462,000, or 19%, to $270,514,000 at June 30, 2001. These decreases were caused by the sale of branches during the second quarter.

Investment Securities

Investment securities decreased $24,351,000 to $81,690,000 at June 30, 2001. The decrease was primarily due to a decrease of $24,598,000 in securities available-for-sale. Proceeds from the maturities of securities were used to fund the sale of the branches and also the repayment of borrowed funds.

Loans

Loans receivable decreased $38,868,000, or 14%, since December 31, 2000. This decrease was due to $48,934,000 loans included in the branches that were sold during the quarter. Balances within the major loan receivable categories as of June 30, 2001 and December 31, 2000 are as follows:

(Dollars in thousands)                                                         June 30,             December 31,
                                                                                 2001                   2000
                                                                          -------------------    -------------------
 Commercial and agricultural                                              $            44,244    $            52,005
 Real estate                                                                          153,210                171,502
 Home equity                                                                           18,292                 20,947
 Consumer, installment                                                                 20,531                 32,243
 Consumer, credit card and checking                                                     1,186                  1,478
 Residential mortgages held for sale & other                                            4,175                  2,331
                                                                          -------------------    -------------------
                                                                          $           241,638    $           280,506
                                                                          ===================    ===================

                        COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations - Continued
-------------------------

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)                                                             June 30,              December 31,
                                                                                     2001                    2000
                                                                              -------------------    ---------------------
Loans:
  Nonaccrual loans                                                            $            1,570     $                637
  Accruing loans more than 90 days past due                                                  122                      164
                                                                              -------------------    ---------------------
                                                                                           1,692                      801
                                                                              ===================    =====================

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)                                                                         June 30,
                                                                             --------------------------------------------
                                                                                    2001                  2000
                                                                             -------------------    ---------------------
Balance, January 1,                                                          $             3,060    $               2,557
Provision for loan losses for the period                                                     500                      261
Chargeoffs                                                                                  (249)                    (278)
Recoveries                                                                                    56                      125
                                                                             -------------------    ---------------------
Balance, end of period                                                       $             3,367    $               2,665
                                                                             ===================    =====================

Gross loans outstanding, end of period                                       $           241,638    $             245,068

Allowance for loan losses to loans outstanding                                            1.39%                    1.09%

Premises and Equipment

Purchases of fixed assets during the first six months of 2001 totaled $247,000 for the Company. Of this amount, $79,000 of these purchases was in the second quarter of 2001. Total fixed assets, net of depreciation, decreased $4,129,000 during the first six months of 2001. This decrease includes approximately $3,568,000 in fixed assets included in the branch sales.

Deposits

Total deposits decreased $62,462,000, or 19%, from December 31, 2000. Expressed in percentages, both noninterest-bearing deposits and interest bearning deposits decreased 19%. The decrease includes approximately $66,789,000 in deposits in the sale of the branches. Money market accounts increased despite the sale of branches. This was because of management's efforts to maintain deposits but with lower rate money market and savings accounts rather than traditional higher rate certificates of deposit.

Balances within the major deposit categories as of June 30, 2001 and December 31, 2000 are as follows:

(Dollars in thousands)                                                               June 30, 2001       December 31, 2000
                                                                                   -------------------  ---------------------
Noninterest-bearing demand deposits                                                $           26,177   $             32,197
Interest-bearing demand deposits                                                               33,047                 53,949
Money market accounts                                                                          59,073                 55,007
Savings deposits                                                                               27,268                 30,543
Certificates of deposit                                                                       124,949                161,280
                                                                                   -------------------  ---------------------
                                                                                   $          270,514   $            332,976
                                                                                   ===================  =====================

                        COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations - Continued
-------------------------

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to the Company were $34,334,400 as of June 30, 2001. Of this amount, the following have scheduled maturities greater than one year:

               Maturing on                          Interest Rate                        Principal
         ------------------------       --------------------------------------         -------------
         (Dollars in thousands)
                02/03/03                5.97% - fixed                                  $          59
                03/17/03                6.41% - fixed, callable 03/17/01                      10,000
                03/17/05                6.60% - fixed, callable 03/17/02                       5,000
                10/13/05                5.84% - fixed, callable 04/13/01                       3,000
                03/26/08                5.51% - fixed, callable 03/26/03                       1,500
                02/02/09                4.95% - fixed                                            775
                03/17/10                5.92% - fixed, callable 03/17/01                       5,000
                03/30/10                6.02% - fixed, callable 03/30/01                       2,000
                03/30/10                6.02% - fixed, callable 03/30/01                       4,000
                                                                                       -------------
                                                                                       $      31,334
                                                                                       =============

Long-Term Debt

During 1998 and 2000, the Company borrowed funds from an unrelated financial institution to use for capital infusions into two subsidiary banks in order to maintain minimum capital requirements due to an increase in the asset base resulting from branch purchases. This note was modified on January 1, 2001. The Company can now borrow up to $8,000,000 under the terms of the agreement. The promissory note is collateralized by the stock of the bank and bears interest at a simple rate per annum equal to the one-month London Interbank Offered Rate plus 175 basis points. Interest is payable on a quarterly basis; principal payments are due in ten equal installments, beginning on the third anniversary of the modification of the note, with the final balance due on June 30, 2012. The principal balance is $1,000,000 as of June 30, 2001, with scheduled principal reductions as follows:

                 (Dollars in thousands)         Amount
                                            ----------------
                 2003                       $           100
                 2004                                   100
                 2005                                   100
                 After five years                       700
                                            ---------------
                                            $         1,000
                                            ===============

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

                        COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations - Continued
-------------------------

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

The following table summarizes the capital ratios of the Company and its banking subsidiaries and the regulatory minimum requirements at June 30, 2001:


                                                                               Tier 1            Total           Tier 1
                                                                             Risk-based        Risk-based       Leverage
                                                                            -------------     -------------    -----------
Actual ratio:
  Community Capital Corporation                                                   14.26%            15.51%          9.05%
  CapitalBank                                                                     14.34%            15.59%          9.08%

Regulatory minimums:
 For capital adequacy purposes                                                     4.00%             8.00%          4.00%
 To be well-capitalized under prompt action provisions                             6.00%            10.00%          5.00%

Liquidity and Capital Resources

Shareholders' equity was increased by the $120,250 proceeds from the exercise of stock options and net income of $3,212,000. Due to changes in the market rates of interest, the fair value of the Company's securities available-for-sale increased, which had the effect of increasing shareholders' equity by $735,000 net of the deferred taxes for the six months ended June 30, 2001 when compared to December 31, 2000.

For the near term, maturities and sales of securities available-for-sale are expected to be a primary source of liquidity as the Company and the Bank deploy these funds into loans to achieve the desired mix of assets and liabilities. The Company also expects to build its deposit base. Advances from the Federal Home Loan Bank and the Bankers Bank will also continue to serve as a funding source, at least for the near future. Short-term borrowings by the bank are not expected to be a primary source of liquidity for the near term; however, the Company has approximately $57,084,000 of unused lines of credit to purchase federal funds.

Regulatory Matters

The management of the Company is not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

                        COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations - Continued
-------------------------

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

                        COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

On May 16, 2001, the Company held its Annual Meeting of Shareholders for the purpose of (a) electing members to the board of directors, and (b) ratifying the appointment of Tourville, Simpson & Caskey, L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 2001. Six members were up for election for three-year terms. Each of the nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company, and Tourville, Simpson & Caskey, L.L.P. received the requisite number of affirmative votes required for approval pursuant to the Bylaws of the Company. Of the 3,256,815 outstanding shares of the Company, 2,449,824 shares were either voted in person or by proxy for the two matters presented for shareholders' approval.

Item 6. Exhibits And Reports on Form 8-K

(a)      Exhibits

         Not applicable

(b) Reports on Form 8-K. The following reports were filed on Form 8-K during the quarter ended June 30, 2001.

         The Company filed a Form 8-K on May 17, 2001 which reported that effective May 14, 2001, CapitalBank, a wholly-owned bank of the Company consummated its previously announced sale of its five branch offices located in Barnwell, Blackville, Williston, Springfield and Salley, South Carolina. The sale of the branches was carried out pursuant to the terms of the Amended Purchase and Assumption Agreement date May 14, 2001, by and between Enterprise Bank of South Carolina and CapitalBank.

         The Company filed a Form 8-K on May 23, 2001, announcing that the Company had declared a stock dividend on each outstanding share of the Company's common stock, par value $1.00 per share in the amount of one
         (1) share of common stock for each twenty (20) shares of outstanding common stock, which dividend shall be payable on or before June 20, 2001, to holders of record as of the close of business on May 30, 2001.

Items 1, 2, 3, and 5 are not applicable.

                        COMMUNITY CAPITAL CORPORATION

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   By:  /s/ WILLIAM G. STEVENS
                                        ---------------------------------------
                                        William G. Stevens
                                        President & Chief Executive Officer



Date: August 13, 2001              By:  /s/ R. WESLEY BREWER
                                        ---------------------------------------
                                        R. Wesley Brewer
                                        Chief Financial Officer