Form 10-Q
period 2001-09-30
COMMUNITY CAPITAL CORP /SC/
filed 2001-11-09
CIK 832847

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

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

                             YES   X      NO
                                 ------        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

    3,410,764 shares of common stock, $1.00 par value as of October 18, 2001

                         COMMUNITY CAPITAL CORPORATION

                                     Index


PART I. FINANCIAL INFORMATION                                                                             Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets -- September 30, 2001 and December 31, 2000...................      3

     Condensed Consolidated Statements of Operations --
       Nine months ended September 30, 2001 and 2000 and three months ended September 30, 2001 and 2000..      4

     Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income --
       Nine months ended September 30, 2001..............................................................      5

     Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2001 and 2000....      6

     Notes to Condensed Consolidated Financial Statements................................................   7-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............  12-16

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K.................................................................     17

     (a) Exhibits........................................................................................     17

     (b) Reports on Form 8-K.............................................................................     17


                        COMMUNITY CAPITAL CORPORATION

                     Condensed Consolidated Balance Sheets


(Dollars in thousands)                                                                        September 30,      December 31,
                                                                                                  2001              2000
                                                                                              -------------     -------------
                                                                                              (Unaudited)
 Assets
 Cash and cash equivalents:
   Cash and due from banks                                                                        $ 8,773           $ 8,736
    Interest-bearing deposit account                                                                   27               599
     Federal funds sold                                                                             2,887                 -
                                                                                                ---------         ---------
     Total cash and cash equivalents                                                               11,687             9,335
                                                                                                ---------         ---------

 Securities:
   Securities available-for-sale                                                                   63,132            99,951
   Securities held-to-maturity (estimated fair value of $590 at September 30,                         590               590
     2001 and December 31, 2000)
  Nonmarketable equity securities                                                                   5,469             5,500
                                                                                                ---------         ---------
     Total securities                                                                              69,191           106,041
                                                                                                ---------         ---------

 Loans receivable                                                                                 246,629           280,506
   Less allowance for loan losses                                                                  (3,541)           (3,060)
                                                                                                ---------         ---------
     Loans, net                                                                                   243,088           277,446
                                                                                                ---------         ---------

 Premises and equipment, net                                                                       10,632            14,958
 Accrued interest receivable                                                                        2,390             3,555
 Intangible assets                                                                                  4,763             6,778
 Cash surrender value of life insurance                                                             2,118             1,801
 Other assets                                                                                       1,387             2,336
                                                                                                ---------         ---------
     Total assets                                                                               $ 345,256         $ 422,250
                                                                                                =========         =========
 Liabilities and Shareholders' Equity
 Deposits:
   Noninterest-bearing                                                                           $ 25,097          $ 32,197
   Interest-bearing                                                                               237,861           300,779
                                                                                                ---------         ---------
     Total deposits                                                                               262,958           332,976
                                                                                                ---------         ---------

 Federal funds purchased and securities sold under agreements to repurchase                         6,020            12,173
 Advances from the Federal Home Loan Bank                                                          31,295            32,399
 Long-term debt                                                                                         -             4,845
 Obligations under capital leases                                                                   1,005             1,121
 Accrued interest payable                                                                           1,681             2,465
 Other liabilities                                                                                  2,104             1,127
                                                                                                ---------         ---------
     Total liabilities                                                                            305,063           387,106
                                                                                                ---------         ---------

 Shareholders' Equity
   Common stock, $1 par value, 10,000,000 shares authorized, 3,542,223 and
   3,300,395 shares issued and outstanding at September 30, 2001 and
   December 31, 2000, respectively                                                                  3,542             3,300
   Capital surplus                                                                                 32,442            30,826
   Retained earnings                                                                                4,439             1,984
   Accumulated other comprehensive income (loss)                                                      814              (578)
   Treasury stock at cost; 105,359 and 43,580 shares at September 30, 2001
   and December 31, 2000, respectively                                                             (1,044)             (388)
                                                                                                ---------         ---------
     Total shareholders' equity                                                                    40,193            35,144
                                                                                                ---------         ---------
     Total liabilities and shareholders' equity                                                 $ 345,256         $ 422,250
                                                                                                =========         =========

           See notes to condensed consolidated financial statements.


                                                   COMMUNITY CAPITAL CORPORATION
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (Unaudited)

(Dollars in thousands)                                  Nine Months Ended September 30,             Three Months Ended September 30,
                                                       --------------------------------             --------------------------------
                                                          2001                  2000                    2001                 2000
                                                       ---------             ----------             ----------            ----------
Interest income:
   Loans, including fees                                $ 17,413              $ 16,982                $ 5,206             $ 6,397
   Investment securities:
     Taxable                                               2,519                 3,479                    624               1,139
     Tax-exempt                                              945                   986                    307                 329
      Nonmarketable equity securities                        191                   195                     50                  61
   Other interest income                                      69                    37                     44                  17
                                                        --------               -------                -------             -------
     Total                                                21,137                21,679                  6,231               7,943
                                                        --------               -------                -------             -------

 Interest expense:
   Deposits                                                9,176                 8,572                  2,449               3,483
   Federal Home Loan Bank advances                         1,466                 1,422                    492                 510
   Other interest expense                                    601                 1,991                     78                 529
                                                        --------               -------                -------             -------
     Total                                                11,243                11,985                  3,019               4,522
                                                        --------               -------                -------             -------

 Net interest income                                       9,894                 9,694                  3,212               3,421
 Provision for loan losses                                 1,100                   276                    600                  15
                                                        --------               -------                -------             -------
 Net interest income after
    provision for loan losses                              8,794                 9,418                  2,612               3,406
                                                        --------               -------                -------             -------

 Other operating income:
   Service charges on deposit accounts                     1,452                 1,240                    511                 453
   Residential mortgage origination fees                     607                   388                    201                 135
   Commissions from sales of mutual funds                     26                    93                     13                  18
   Fees for trust services                                    95                   102                     38                  29
   Gain on sale of Community Trust Company                     -                   150                      -                   -
   Gain on sale of branches                                5,791                     -                      -                   -
   Gain on sale of securities                                288                     -                    288                   -
   Gain on sale of fixed assets                               24                     -                     24                   -
   Other operating income                                    490                   566                    140                 175
                                                        --------               -------                -------             -------
     Total                                                 8,773                 2,539                  1,215                 810
                                                        --------               -------                -------             -------

 Other operating expenses:
   Salaries and employee benefits                          4,999                 5,083                  1,494               1,825
   Net occupancy expense                                     915                   627                    254                 223
   Amortization of intangible assets                       2,330                   440                    110                 170
   Furniture and equipment expense                           787                 1,179                    218                 446
   Other operating expenses                                2,940                 3,078                    865                 964
                                                        --------               -------                -------             -------
     Total                                                11,971                10,407                  2,941               3,628
                                                        --------               -------                -------             -------
 Income before income taxes                                5,596                 1,550                    886                 588
 Income tax provision                                      1,718                   231                    220                 105
                                                        --------               -------                -------             -------

 Net income                                             $  3,878               $ 1,319                $   666             $   483
                                                        ========               =======                =======             =======
 Basic earnings per share                               $   1.13               $  0.42                $  0.19             $  0.15
 Diluted earnings per share                             $   1.09               $  0.42                $  0.18             $  0.15

               See notes to condensed consolidated financial statements.

                          COMMUNITY CAPITAL CORPORATION

    Condensed Consolidated Statement of Changes in Shareholders' Equity and
                              Comprehensive Income
                  for the nine months ended September 30, 2001
                                  (Unaudited)


                                         Common Stock                               Accumulated Other
(Dollars in thousands)              -----------------------   Capital     Retained    Comprehensive     Treasury
                                      Shares       Amount     Surplus     Earnings       Income           Stock       Total
                                    ----------    ---------  ---------    --------    -------------     --------    --------

Balance,                            3,300,395     $ 3,300    $ 30,826     $ 1,984         $ (578)        $ (388)    $ 35,144
  December 31, 2000

Net income                                                                  3,878                                      3,878
Other comprehensive
  income, net of tax                                                                       1,392                       1,392
                                                                                                                    --------
   Comprehensive income                                                                                                5,270
                                                                                                                    --------
Exercise of stock options              77,440          77         449                                                    526

5% stock dividend                     164,388         165       1,167      (1,313)                          (19)           -

Payment for fractional                                                         (6)                                        (6)
 shares

Purchase of treasury stock
  (59,600 shares)                                                                                          (637)        (637)

$0.03 per share cash dividend                                                 (104)                                     (104)
                                    ---------     -------    --------      -------          -----        --------   --------
Balance,                            3,542,223     $ 3,542    $ 32,442      $ 4,439          $ 814        $ (1,044)  $ 40,193
  September 30, 2001                =========     =======    ========      =======          =====        ========   ========


                       See notes to condensed consolidated financial statements.

                          COMMUNITY CAPITAL CORPORATION

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



(Dollars in thousands)                                                                     Nine Months Ended September 30,
                                                                                          --------------------------------
                                                                                             2001                  2000
                                                                                          ---------              ---------
 Cash flows from operating activities:
   Net income                                                                              $ 3,878               $ 1,319
   Adjustments to reconcile net income to net cash (used) provided by operating activities:
     Depreciation                                                                            1,118                 1,046
     Provision for possible loan losses                                                      1,100                   276
     Amortization of intangible assets                                                       2,330                   440
     Amortization less accretion on investments                                                 93                   114
     Amortization of deferred loan costs                                                       341                   361
     Loss (gain) on sale of premises and equipment                                             (24)                  (34)
     Gain on sale of securities                                                               (288)                    -
     Gain on sale of Community Trust Company                                                     -                   150
     Gain on sale of branches                                                               (5,791)                    -
     Disbursements for mortgages held for sale                                             (24,233)              (12,774)
     Proceeds of sales of residential mortgages                                             22,530                12,662
     (Increase) decrease in interest receivable                                                752                  (423)
     Increase (decrease) in interest payable                                                  (473)                  666
     (Increase) decrease in other assets                                                      (362)                 (149)
     Increase (decrease) in other liabilities                                                  885                   809
                                                                                          --------               -------
       Net cash provided by operating activities                                             1,856                 4,463
                                                                                          --------               -------

 Cash flows from investing activities:
    Net (increase) decrease in loans to customers                                          (14,367)              (32,745)
    Purchases of securities available-for-sale                                                (250)                    -
    Proceeds from maturities of securities available-for-sale                               39,376                 5,160
    (Purchases) sales of non-marketable equity securities                                       31                  (565)
    Proceeds from sales of premises and equipment                                              109                   344
    Purchases of premises and equipment                                                       (445)               (2,961)
    Acquisition of branches                                                                      -                13,568
    Sales of branches                                                                       (8,406)                    -
                                                                                          --------               -------
         Net cash provided (used) by investing activities                                   16,048              (17,199)
                                                                                          --------              -------

 Cash flows from financing activities:
   Net increase (decrease) in deposits accounts                                             (3,229)              32,638
   Net increase (decrease) in federal funds purchased and repos                             (6,153)             (35,614)
   Proceeds from exercise of stock options                                                     525                    -
   Proceeds from Federal Home Loan Bank borrowings                                               -               34,600
   Proceeds from other borrowings                                                              300                7,000
   Proceeds from stock sales to ESOP                                                             -                   88
   Purchase of treasury stock                                                                 (636)                 (89)
   Repayments of Federal Home Loan Bank borrowings                                          (1,104)             (22,905)
   Repayments of other borrowings                                                           (5,145)              (2,750)
   Payment of cash dividend                                                                   (104)                   -
   Payment for fractional shares of stock                                                       (6)                  (4)
                                                                                          --------              -------
    Net cash provided (used) by financing activities                                       (15,552)              12,964
                                                                                          --------              -------

 Net increase in cash and cash equivalents                                                   2,352                  228

 Cash and cash equivalents, beginning of period                                              9,335                8,722
                                                                                          --------              -------
 Cash and cash equivalents, end of period                                                 $ 11,687              $ 8,950
                                                                                          ========              =======

           See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 1 - Basis of Presentation
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2001 and for the interim periods ended September 30, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date.
For further information, refer to the financial statements and the notes included in the Company's 2000 Annual Report.

Note 2 - Supplemental Cash Flow Information
-------------------------------------------

(Dollars in thousands)                                                              Nine Months Ended September 30,
                                                                               ---------------------------------------
                                                                                   2001                        2000
                                                                                ---------                   ----------
 Cash paid during the period for:
  Income taxes                                                                  $    871                     $    289
  Interest                                                                        11,716                       11,319
 Details of the acquisition of the new branch:
  Loans, including accrued interest receivable                                  $      -                     $(22,470)
  Premises and equipment                                                               -                         (563)
  Intangible core deposit premiums                                                     -                       (2,250)
  Other, net                                                                           -                          339
  Deposits, including accrued interest payable                                         -                       31,867
                                                                                --------                     --------
    Cash received for net liabilities assumed                                   $      -                     $  6,923
                                                                                ========                     ========


 Details of the sale of branches:
  Deposits, including accrued interest payable less premium                     $(61,309)                    $      -
  Premises and equipment                                                           3,568                            -
  Loans, including accrued interest receivable                                    49,346                            -
  Other, net                                                                         (11)                           -
                                                                                --------                     --------
    Cash paid for net liabilities sold                                          $ (8,406)                    $      -
                                                                                ========                     ========

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

The principal assets and liabilities disposed of in the sale are summarized as follows:

(Dollars in thousands)
Deposits, including accrued interest payable less premium                                                        $(61,309)
Premises and equipment                                                                                              3,568
Loans, including accrued interest receivable                                                                       49,346
Other, net                                                                                                            (11)
                                                                                                                 --------
    Cash paid for net liabilities sold                                                                           $  8,406
                                                                                                                 ========

                         COMMUNITY CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 4 - Advances from the Federal Home Loan Bank
-------------------------------------------------

Advances from the Federal Home Loan Bank of Atlanta to the banking subsidiary were $31,295,000 as of September 30, 2001. Of this amount, the following have scheduled maturities greater than one year:


           Maturing on                    Interest Rate                            Principal
      ----------------------    ---------------------------------                 ----------

      (Dollars in thousands)
             02/03/03           5.97% - fixed                                     $    45
             03/17/03           6.41%                                              10,000
             03/17/05           6.60% - fixed, callable 03/17/02                    5,000
             10/13/05           5.84%                                               3,000
             03/26/08           5.51% - fixed, callable 03/26/03                    1,500
             02/02/09           4.95% - fixed                                         750
             03/17/10           5.92%                                               5,000
             03/30/10           6.02%                                               2,000
             03/30/10           6.02%                                               4,000
                                                                                  -------
                                                                                  $31,295
                                                                                  =======

Note 5 - Long-Term Debt
-----------------------

During 1998 and 2000, the Company borrowed funds from an unrelated financial institution to use for capital infusions into two subsidiary banks in order to maintain minimum capital requirements due to an increase in the asset base resulting from branch purchases. The Company paid off this note during the quarter ended September 30, 2001.

During 1999, the parent company borrowed $500,000 from another unrelated financial institution. The Company paid off this note during the quarter ended September 30, 2001.

Note 6 - Shareholders' Equity
-----------------------------

During the first nine months of 2001, there were no shares of stock sold to the Employee Stock Ownership Plan. The Company purchased 59,600 shares of treasury stock at an average price of $10.69 per share. There were 77,440 options exercised by the employees and directors of the Company with total proceeds of $526,000 at an average exercise price of $6.06. On May 16, 2001, the Board of Directors declared a 5% stock dividend to shareholders of record as of May 30, 2001. Accordingly, amounts equal to the fair market value of the additional shares issued on the date of declaration have been charged to retained earnings and credited to common stock and capital surplus. Earnings per share, weighted average shares outstanding, and outstanding stock options have been restated to reflect the 5% stock dividend. The dividend was payable on September 20, 2001. On July 18, 2001, the Board of Directors declared a cash dividend of $0.03 per share. This was the Company's first cash dividend and was paid to shareholders on September 17, 2001.

                         COMMUNITY CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 7 - Earnings Per Share
---------------------------

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the nine and three month periods ended September 30, 2001 and 2000 are as follows:

                                                                          Nine Months Ended September 30, 2001
                                                                --------------------------------------------------------
(Dollars in thousands, except per share)                          Income                Shares                Per Share
                                                                (Numerator)          (Denominator)              Amount
                                                                ----------           -------------            ----------
Basic earnings per share
  Income available to common shareholders                          $3,878              3,431,386                   $1.13
Effect of dilutive securities                                                                                      =====
  Stock options                                                         -                122,951
                                                                   ------              ---------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions                                       $3,878              3,554,337                   $1.09
                                                                   ======              =========                   =====

                                                                          Nine Months Ended September 30, 2000
                                                                --------------------------------------------------------
(Dollars in thousands, except per share)                          Income                Shares                Per Share
                                                                (Numerator)          (Denominator)              Amount
                                                                ----------           -------------            ----------
Basic earnings per share
  Income available to common shareholders                          $1,319              3,140,369                   $0.42
Effect of dilutive securities                                                                                      =====
  Stock options                                                         -                  6,970
                                                                   ------              ---------
Diluted earnings per share
  Income available to common shareholders                          $1,319              3,147,339                   $0.42
    plus assumed conversions                                       ======              =========                   =====


                                                                          Three Months Ended September 30, 2001
                                                                --------------------------------------------------------
(Dollars in thousands, except per share)                          Income                Shares                Per Share
                                                                (Numerator)          (Denominator)              Amount
                                                                ----------           -------------            ----------
Basic earnings per share
  Income available to common shareholders                            $666              3,450,448                   $0.19
Effect of dilutive securities                                                                                      =====
  Stock options                                                         -                220,862
                                                                     ----              ---------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions                                         $666              3,671,310                   $0.18
                                                                     ====              =========                   =====

                        COMMUNITY CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 7 - Earnings Per Share - (continued)
---------------------------

                                                                   Three Months Ended September 30, 2000
                                                          -------------------------------------------------------
(Dollars in thousands, except per share)                    Income                 Shares              Per Share
                                                          (Numerator)           (Denominator)            Amount
                                                          -----------           -------------         ----------
Basic earnings per share
  Income available to common shareholders                      $483            3,246,468                    $0.15
Effect of dilutive securities                                                                               =====
  Stock options                                                   -               11,588
                                                               ----            ---------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions                                   $483            3,258,056                    $0.15
                                                               ====            =========                    =====

Note 8 - Comprehensive Income
-----------------------------

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects for the nine and three month periods ended September 30, 2001 and 2000:


(Dollars in thousands)                                                 Pre-tax            (Expense)            Net-of-tax
                                                                        Amount             Benefit               Amount
                                                                      --------            ---------            ----------
For the Nine Months Ended September 30, 2001:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period         $2,397               $(815)               $1,582
   Less: reclassification adjustment for gains realized in net
    income                                                               (288)                  98                 (190)
                                                                       ------               ------               ------
 Net unrealized gains (losses) on securities                            2,109                 (717)               1,392
                                                                       ------               ------               ------

 Other comprehensive income                                            $2,109               $(717)               $1,392
                                                                       ======               ======               ======


(Dollars in thousands)                                                 Pre-tax            (Expense)            Net-of-tax
                                                                        Amount             Benefit               Amount
                                                                      --------            ---------            ----------

For the Nine Months Ended September 30, 2000:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period          $1,243             $(423)                 $820
   Less: reclassification adjustment for gains realized in net
    income                                                                   -                  -                    -
                                                                        ------             ------                 ----
 Net unrealized gains (losses) on  securities                            1,243               (423)                 820
                                                                        ------             ------                 ----

 Other comprehensive income                                             $1,243             $(423)                 $820
                                                                        ======             ======                 ====

                        COMMUNITY CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note 8 - Comprehensive Income - (continued)
-----------------------------


(Dollars in thousands)                                                 Pre-tax            (Expense)            Net-of-tax
                                                                        Amount             Benefit               Amount
                                                                      --------            ---------            ----------
For the Three Months Ended September 30, 2001:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period          $1,283               $(436)               $ 847
   Less: reclassification adjustment for gains realized in net            (288)                 98                 (190)
    income                                                              ------              ------                -----
 Net unrealized gains (losses) on  securities                              995                (338)                 657
                                                                        ------              ------                -----

 Other comprehensive income                                             $  995               $(338)               $ 657
                                                                        ======              ======                =====



(Dollars in thousands)                                                 Pre-tax            (Expense)            Net-of-tax
                                                                        Amount             Benefit               Amount
                                                                      --------            ---------            ----------
For the Three Months Ended September 30, 2000:
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period         $1,443                $(491)               $ 952
   Less: reclassification adjustment for gains realized in net              -                    -                    -
    income                                                             ------               ------                -----
 Net unrealized gains (losses) on  securities                           1,443                 (491)                 952
                                                                       ------               ------                -----

 Other comprehensive income                                            $1,443                $(491)               $ 952
                                                                       ======               ======                =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
     of Operations
     -------------

The following is a discussion of the Company's financial condition as of September 30, 2001 compared to December 31, 2000 and the results of operations for the nine and three months ended September 30, 2001 compared to the nine and three months ended September 30, 2000. These comments should be read in conjunction with the Company's condensed consolidated financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission.

Results of Operations
---------------------

Net Interest Income
-------------------

For the nine months ended September 30, 2001, net interest income, the major component of the Company's net income, was $9,894,000 compared to $9,694,000 for the same period of 2000, an increase of $200,000. For the three months ended September 30, 2001, net interest income was $3,212,000 compared to $3,421,000 for the comparable period of 2000. The improvements in the 2001 year to date period was primarily attributable to the increase in the volume of loans and the increase in net interest margin to a lesser extent. The decline in the dollar amount of net interest income for the quarter is primarily attributable to having fewer earning assets when compared to the same period of the prior year . The average rate realized on interest-earning assets decreased to 7.96% from 8.13%, while the average rate paid on interest-bearing liabilities decreased to 4.75% from 4.94% for the nine month periods ended September 30, 2001 and 2000, respectively.

The net interest spread and net interest margin were 3.21% and 3.92%, respectively, for the nine-month period ended September 30, 2001, compared to 3.19% and 3.59% for the nine month period ended September 30, 2000.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2001 and 2000, the provision was $1,100,000 and $276,000, respectively. For the three months ended September 30, 2001 and 2000, the provision for loan losses was $600,000 and $15,000, respectively. Provision expense was increased due to an increase in nonperforming loans and criticized and classifed loans over the comparable periods in 2000. The Company's nonperforming loans totaled $1,989,000 at September 30, 2001 compared to $583,000 at September 30, 2000. Criticized and classified loans have increased from $2,854,000 at September 30, 2000 to $16,510,000 at September 30, 2001. The increase in nonperforming and criticized and classified loans was primarily due to conservative management of some large
relationships coupled with deteriorating economic conditions.   Based on present
information, management believes the allowance for loan losses is adequate at September 30, 2001 to meet presently known and inherent risks in the loan portfolio.

Noninterest Income
------------------

Total noninterest income for the nine months ended September 30, 2001 was $8,773,000, an increase of $6,234,000 compared to $2,539,000 for the nine months ended September 30, 2000. Total noninterest income for the quarter ended September 30, 2001 was $1,215,000, or 50% higher than the third quarter of 2000.

The primary reason for the significant increase was that the Company realized a gain of $5,791,000 on the sale of branches during the second quarter. Service charge income also increased $212,000 from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 and $58,000 from the three months ended September 30, 2000 to the three months September 30, 2001. Residential mortgage origination fees increased from $388,000 to $607,000 for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000 and increased from $135,000 to $201,000 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000. The Company realized a gain on the sale of securities of $288,000, and also realized a gain on the sale of fixed assets of $24,000 in the third quarter of 2001. The Company did not realize any gains or losses on the sale of either securities or fixed assets during the first three quarters of 2000.

                         COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
     of Operations - Continued
     -------------

Noninterest Expense
-------------------

Total noninterest expense for the first nine months of 2001 was $11,971,000, an increase of $1,564,000, or 15%, when compared to the first nine months of 2000. For the quarter ended September 30, 2001, noninterest expense was $2,941,000, a decrease of $687,000, or 19%, over the comparable period of 2000.

The primary reason for the increase was due to the amortization of intangible assets which increased $1,890,000 during the nine-month period ending September 30, 2001 over the same period in 2000. This was due to $1,916,000 being expensed as a result of the sale of the branches discussed earlier. The primary component of noninterest expense is salaries and benefits, which were $4,999,000 and $5,083,000 for the nine months ended September 30, 2001 and 2000, respectively and $1,494,000 and $1,825,000 for the three months ending September 30, 2001 and 2000, respectively due to staff reductions from the sale of the branches. Net occupancy expense increased $288,000 for the nine month period ending September 30, 2001, an increase of 46% over the related period in 2000 due primarily to depreciation realized on branches that were purchased during the second and third quarters of 2000.

Income Taxes
------------

For the nine months ended September 30, 2001 and 2000, the effective income tax rate was 30.70% and 14.90%, respectively, and the income tax provision was $1,718,000 and $231,000, respectively. For the quarter ended September 30, 2001, the effective tax rate was 24.83% compared to 17.86% for the third quarter of 2000. The increases in the effective tax rate were due to a large increase in income before taxes, primarily as a result of the gain realized on the sale of branches during the second quarter of 2001.

Net Income
----------

The combination of the above factors resulted in net income of $3,878,000 for the nine months ended September 30, 2001 compared to $1,319,000 for the comparable period in 2000. As discussed earlier, the sale of branches during the second quarter of 2001 was the primary reason for the significant increase in income over the 2000 periods. For the quarter ended September 30, 2001, net income was $666,000, an increase of $183,000 when compared to the third quarter of 2000. This increase is primarily a result of the expansion of net interest margin. While earnings were bolstered by securities gains of $288,000, loan loss provision increased $585,000 for the third quarter ended September 30, 2001 when compared to the third quarter of 2000.

Assets and Liabilities

During the first nine months of 2001, total assets decreased $76,994,000, or 18%, when compared to December 31, 2000. The Company experienced a decrease of 12% in the loan area during the first nine months of 2001. On the liability side, total deposits decreased $70,018,000, or 21%, to $262,958,000 at September 30, 2001. These decreases were caused by the sale of branches during the second quarter.

Investment Securities

Investment securities decreased $36,850,000 to $69,191,000 at September 30, 2001. The decrease was primarily due to a decrease of $36,819,000 in securities available-for-sale. Proceeds from the maturities of securities were used to fund the sale of the branches and also the repayment of borrowed funds.

Loans

Loans receivable decreased $33,877,000, or 12%, since December 31, 2000. This decrease was due to $48,934,000 loans included in the branches that were sold during the quarter. Not including the loans sold with the branches, loans would have increased $15,957,000 or 5.69%. Balances within the major loan receivable categories as of September 30, 2001 and December 31, 2000 are as follows:


(Dollars in thousands)                               September 30,    December 31,
                                                         2001            2000
                                                     ------------     -----------

 Commercial and agricultural                           $ 39,077        $ 52,005
 Real estate                                            161,076         171,502
 Home equity                                             18,780          20,947
 Consumer, installment                                   18,663          32,243
 Consumer, credit card and checking                       1,179           1,478
 Residential mortgages held for sale & other              7,854           2,331
                                                       --------        --------
                                                       $246,629        $280,506
                                                       ========        ========

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
     of Operations - Continued
     -------------

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:


(Dollars in thousands)                                        September 30,       December 31,
                                                                  2001               2000
                                                              ------------        ------------
Loans:
  Nonaccrual loans                                               $1,629               $ 637
  Accruing loans more than 90 days past due                         360                 164
                                                                 ------               -----
                                                                  1,989                 801
                                                                 ======               =====


Activity in the Allowance for Loan Losses is as follows:


(Dollars in thousands)                                        September 30,       December 31,
                                                                  2001               2000
                                                              ------------        ------------
 Balance, January 1,                                              $  3,060           $  2,557
 Provision for loan losses for the period                            1,100                276
 Acquired from branch purchase                                           -                335
 Chargeoffs                                                           (680)              (347)
 Recoveries                                                             61                181
                                                                  --------           --------
 Balance, end of period                                           $  3,541           $  3,002
                                                                  ========           ========

 Gross loans outstanding, end of period                           $246,629           $273,681

 Allowance for loan losses to loans outstanding                       1.44%              1.10%

Premises and Equipment

Purchases of fixed assets during the first nine months of 2001 totaled $445,000 for the Company. Of this amount, $130,000 of these purchases were in the third quarter of 2001. Total fixed assets, net of depreciation, decreased $4,326,000 during the first nine months of 2001. This decrease includes approximately $3,568,000 in fixed assets included in the branch sales.

Deposits

Total deposits decreased $70,018,000, or 21%, from December 31, 2000. Expressed in percentages, noninterest-bearing deposits decreased 27% and interest bearing deposits decreased 21%. The decrease includes approximately $66,789,000 in deposits in the sale of the branches. Money market accounts increased despite the sale of branches. This was because of management's efforts to maintain deposits but with lower rate money market and savings accounts rather than traditional higher rate certificates of deposit.

Balances within the major deposit categories as of September 30, 2001 and December 31, 2000 are as follows:


(Dollars in thousands)                         September 30, 2001              December 31, 2000

Noninterest-bearing demand deposits                     $ 25,097                        $ 32,197
Interest-bearing demand deposits                          32,820                          50,613
Money market accounts                                     60,074                          58,343
Savings deposits                                          26,882                          30,543
Certificates of deposit                                  118,085                         161,280
                                                        --------                        --------
                                                        $262,958                        $332,976
                                                        --------                        ========

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations - Continued
-------------

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to the Company were $31,295,000 as of September 30, 2001. Of this amount, the following have scheduled maturities greater than one year:

          Maturing on                   Interest Rate                          Principal
     ---------------------       ---------------------------------             ---------
    (Dollars in thousands)
            02/03/03             5.97% - fixed                                  $    45
            03/17/03             6.41% - fixed                                   10,000
            03/17/05             6.60% - fixed, callable 03/17/02                 5,000
            10/13/05             5.84% - fixed                                    3,000
            03/26/08             5.51% - fixed, callable 03/26/03                 1,500
            02/02/09             4.95% - fixed                                      750
            03/17/10             5.92% - fixed                                    5,000
            03/30/10             6.02% - fixed                                    2,000
            03/30/10             6.02% - fixed                                    4,000
                                                                                -------
                                                                                $31,295
                                                                                =======

Long-Term Debt

During 1998 and 2000, the Company borrowed funds from an unrelated financial institution to use for capital infusions into two subsidiary banks in order to maintain minimum capital requirements due to an increase in the asset base resulting from branch purchases. The Company paid off this note during the quarter ended September 30, 2001.

During 1999, the parent company borrowed $500,000 from another unrelated financial institution. This amount was renewed in the first quarter of 2001. The Company paid off this note during the quarter ended September 30, 2001.

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

The following table summarizes the capital ratios of the Company and its banking subsidiary and the regulatory minimum requirements at September 30, 2001:


                                                             Tier 1               Total              Tier 1
                                                           Risk-based           Risk-based          Leverage
                                                           ----------           ----------          --------
Actual ratio:
  Community Capital Corporation                               14.43%              15.70%             10.14%
  CapitalBank                                                 13.07%              14.35%              9.18%

Regulatory minimums:
 For capital adequacy purposes                                 4.00%               8.00%              4.00%
 To be well-capitalized under prompt action provisions         6.00%              10.00%              5.00%

                       COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations - Continued
-------------

Liquidity and Capital Resources

Shareholders' equity was increased by the $526,000 proceeds from the exercise of stock options and net income of $3,878,000. Shareholders' equity decreased by $104,000 paid to shareholders for a cash dividend. Due to changes in the market rates of interest, the fair value of the Company's securities available-for-sale increased, which had the effect of increasing shareholders' equity by $1,392,000 net of the deferred taxes for the nine months ended September 30, 2001 when compared to December 31, 2000.

For the near term, maturities and sales of securities available-for-sale are expected to be a primary source of liquidity as the Company and the Bank deploy these funds into loans to achieve the desired mix of assets and liabilities.
The Company also expects to build its deposit base. Advances from the Federal Home Loan Bank and the Bankers Bank will also continue to serve as a funding source, at least for the near future. Short-term borrowings by the Bank are not expected to be a primary source of liquidity for the near term; however, the Company has approximately $62,500,000 of unused lines of credit to purchase federal funds.

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

                       COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION

Item 6. Exhibits And Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     Not applicable

(b) Reports on Form 8-K. The following reports were filed on Form 8-K during the quarter ended September 30, 2001.

     The Company filed a Form 8-K on August 15, 2001, announcing that the Company had declared a cash dividend on each outstanding share of the Company's common stock, par value $1.00 per share, in the amount of $.03 per share of common stock, which shall be payable on or before September 17, 2001, to holders of record as of the close of business on August 31, 2001.

Items 1, 2, 3, 4 and 5 are not applicable.

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



                                    By:  /s/ WILLIAM G. STEVENS
                                         -----------------------------------
                                         William G. Stevens
                                         President & Chief Executive Officer



Date: November 7, 2001              By:  /s/ R. WESLEY BREWER
                                         -----------------------------------
                                         R. Wesley Brewer
                                         Chief Financial Officer