Form 10-K
period 2001-12-31
COMMUNITY CAPITAL CORP /SC/
filed 2002-03-28
CIK 832847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2001
                         Commission file number: 0-18460

                          COMMUNITY CAPITAL CORPORATION
             (Exact name of Registrant as specified in its charter)

             South Carolina                                  57-0866395
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

         1402-C Highway 72 West
       Greenwood, South Carolina                                29649
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (864) 941-8200

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name of Each Exchange
Title of Each Class                                   On Which Reported
-------------------                                   -----------------

Common Stock, par value $1.00 per share             American Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant on March 25, 2002 was approximately $31.9 million based upon the last sale price reported for such date on the American Stock Exchange, which was $12.30 per share. On that date, the number of shares outstanding of the Registrant's common stock, $1.00 par value, was 3,313,368.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement in connection with its 2002 Annual Meeting of Stockholders (Part III).

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

In 1994, the Company made the strategic decision to expand beyond the Greenwood County area by creating an organization of independently managed community banks that serve their respective local markets, but which share a common vision and benefit from the strength, resources and economies of a larger institution. In 1995, the Company opened Clemson Bank & Trust in Clemson, South Carolina (the "Clemson Bank"). In 1997, the Company opened Community Bank & Trust in Barnwell, South Carolina (formerly the Bank of Barnwell County, the "Barnwell Bank"), The Bank in Belton, South Carolina (formerly the Bank of Belton, the "Belton Bank"), and Mid State Bank in Newberry, South Carolina (formerly the Bank of Newberry County, the "Newberry Bank"). During 2000, each of these five community banks (collectively, the "Banks") operated as a wholly-owned subsidiary of the Company and engaged in a general commercial banking business, emphasizing the banking needs of individuals and small to medium-sized businesses in each Bank's primary service area. Each of the Banks was a state chartered Federal Reserve member bank. On January 1, 2001, the Company merged the five Banks into one bank known as CapitalBank.

Market Areas

At December 31, 2001, CapitalBank had banking locations in Greenwood, Clemson, Abbeville, Belton, Honea Path, Anderson, Newberry, and Saluda, South Carolina.

The following table sets forth certain information concerning CapitalBank at December 31, 2001:

                               Number of    Total      Total      Total
                               Locations    Assets     Loans     Deposits
                               ---------   --------   --------   --------
                                               (Dollars in thousands)
CapitalBank..................      12      $399,899   $250,526   $258,846

CapitalBank offers a full range of commercial banking services, including checking and savings accounts, NOW accounts, IRA accounts, and other savings and time deposits of various types ranging from money markets to long-term certificates of deposit. CapitalBank also offers a full range of consumer credit and short-term and intermediate-term commercial and personal loans. CapitalBank conducts residential mortgage loan origination activities pursuant to which mortgage loans are sold to investors in the secondary markets. Servicing of such loans is not retained by CapitalBank.

CapitalBank also offers trust and related fiduciary services. Discount securities brokerage services are available through a third-party brokerage service which has contracted with CapitalBank.

Lending Activities

General. Through CapitalBank, the Company offers a range of lending services, including real estate, consumer, and commercial loans, to individuals and small business and other organizations that are located in or conduct a substantial portion of their business in CapitalBank's market areas. The Company's total loans at December 31, 2001, were $252 million, or 80.12% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, availability of funds, and government regulations. The Company has no foreign loans or loans for highly leveraged transactions.

The Company's primary focus has been on commercial and installment lending to individuals and small to medium-sized businesses in its market areas, as well as residential mortgage loans. These loans totaled approximately $252 million, and constituted approximately 80.12% of the Company's loan portfolio, at December 31, 2001.

The following table sets forth the composition of the Company's loan portfolio for each of the five years in the period ended December 31, 2001.

                                Loan Composition
                             (Dollars in thousands)

                                                                             December 31,
                                                       --------------------------------------------------------
                                                         2001        2000        1999        1998        1997
                                                       --------    --------    --------    --------    --------
Commercial, financial and agricultural.............       13.26%      18.54%      13.58%      16.80%      24.19%
Real estate:
      Construction.................................        5.26        7.27       13.09       13.72        8.61
     Mortgage:
      Residential..................................       49.25       39.89       30.17       30.51       27.48
      Commercial (1)...............................       23.58       21.45       26.67       20.87       21.81
Consumer and other.................................        8.65       12.85       16.49       18.10       17.91
Total loans........................................      100.00%     100.00%     100.00%     100.00%     100.00%
                                                       ========    ========    ========    ========    ========
Total loans (dollars)..............................    $251,947    $280,506    $219,054    $172,545    $149,127
                                                       ========    ========    ========    ========    ========

----------
(1) The majority of these loans are made to operating businesses where real property has been taken as additional collateral.

Loan Approval. Certain credit risks are inherent in the loan making process. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. The Company attempts to minimize loan losses through various means and uses standardized underwriting criteria. During 2001, these means included the use of policies and procedures that impose officer and customer lending limits and require loans in excess of certain limits to be approved by the Board of Directors of CapitalBank.

Loan Review. The Company has a continuous loan review process designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of reviewing all past due loans in their respective portfolios. CapitalBank establishes watch lists of potential problem loans.

Deposits

The principal sources of funds for CapitalBank are core deposits, consisting of demand deposits, interest-bearing transaction accounts, money market accounts, saving deposits, and certificates of deposit. Transaction accounts include checking and negotiable order of withdrawal (NOW) accounts that customers use for cash management and that provide CapitalBank with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable source of funding. The largest source of funds for CapitalBank is certificates of deposit. Certificates of deposit in excess of $100,000 are held primarily by customers in CapitalBank's market areas. Deposit rates are set weekly by senior management of CapitalBank, subject to approval by management of the Company. Management believes that the rates CapitalBank offers are competitive with other institutions in CapitalBank's market areas.

Competition

CapitalBank generally competes with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. South Carolina law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in South Carolina is highly competitive. South Carolina law also permits regional interstate banking whereby out-of-state banks and bank holding companies are allowed to acquire and merge with South Carolina banks and bank holding companies, as long as the South Carolina State Board of Financial Institutions gives prior approval for the acquisition or merger. Many large banking organizations currently operate in the market areas of CapitalBank, several of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking that previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services. See "Government Supervision and Regulation."

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

Employees

The Company and CapitalBank currently have in the aggregate 131 full-time employees and 21 part-time employees.

Government Supervision and Regulation

General

The Company and CapitalBank are subject to an extensive collection of state and federal banking laws and regulations that impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of the Company's and CapitalBank's operations. These regulations are generally intended to provide protections for CapitalBank's depositors and borrowers, rather than for shareholders of the Company. The Company and CapitalBank are also affected by government monetary policy and by regulatory measures affecting the banking industry in general. The actions of the Federal Reserve System affect the money supply and, in general, CapitalBank's lending abilities in increasing or decreasing the cost and availability of funds to CapitalBank. Additionally, the Federal Reserve System regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in the reserve requirements against bank deposits and limitations on interest rates which banks may pay on time and savings deposits.

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

FIRREA

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") established two insurance funds under the jurisdiction of the FDIC: the Savings Association Fund and the Bank Insurance Fund (see "FDIC Regulations"). FIRREA also imposed, with certain exceptions, a "cross guaranty" on the part of commonly controlled depository institutions such as CapitalBank. Under this provision, if one depository institution subsidiary of a multi-bank holding company fails or requires FDIC assistance, the FDIC may assess a commonly controlled depository institution for the estimated losses suffered by the FDIC. The FDIC's claim is junior to the claims of nonaffiliated depositors, holders of secured liabilities, general creditors and subordinated creditors but is superior to the claims of shareholders.

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

Federal Capital Regulations

In an effort to achieve a measure of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the Federal Reserve Board, the FDIC, and other federal banking agencies have adopted risk-based capital adequacy guidelines for banking organizations insured by the FDIC, including CapitalBank. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, such as the Company, on a consolidated basis with the banks owned by the holding company. These guidelines redefine traditional capital ratios to take into account assessments of risks related to each balance sheet category, as well as off-balance sheet financing activities. The guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, less goodwill and other adjustments. Tier 2 capital consists of mandatory convertible, subordinated and other qualifying term debt, preferred stock not qualifying for Tier 1, and a limited allowance for credit losses up to a designated percentage of risk-weighted assets. Under the guidelines, institutions must maintain a specified minimum ratio of "qualifying" capital to risk-weighted assets. At least 50% of an institution's qualifying capital must be "core" or "Tier 1" capital, and the balance may be "supplementary" or "Tier 2" capital. The guidelines imposed on the Company and CapitalBank include a minimum leverage ratio standard of capital adequacy. The leverage standard requires top-rated institutions to maintain a minimum Tier 1 capital to assets ratio of 3%, with institutions receiving less than the highest rating required to maintain a minimum ratio of 4% or greater, based upon their particular circumstances and risk profiles. Each of the Company's and CapitalBank's leverage and risk-based capital ratios at December 31, 2001, exceeded their respective fully phased-in minimum requirements.

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

Interstate and Intrastate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "1994 Act"), eligible bank holding companies in any state are permitted, with Federal Reserve Board approval, to acquire banking organizations in any other state. As such, all existing regional compacts and substantially all regional limitations on interstate acquisitions of banking organizations have been eliminated. The 1994 Act also removed substantially all of the existing prohibitions on interstate branching by banks. A bank operating in any state is now entitled to establish one or more branches within any other state without, as formerly required, the establishment of a separate banking structure within the other state. The South Carolina Act permits the acquisition of South Carolina banks and bank holding companies by, and mergers with, out-of-state banks and bank holding companies with the prior approval of the State Board. The South Carolina Act also permits South Carolina state banks, with prior approval of the State Board, to operate branches outside the State of South Carolina. Although the 1994 Act has the potential to increase the number of competitors in the marketplace of CapitalBank, the Company cannot predict the actual impact of such legislation on the competitive position of CapitalBank.

Gramm-Leach Bliley Act

The Gramm-Leach-Bliley Act (popularly referred to as the Financial Services Modernization Act of 1999 prior to enactment) (the "GLB Act") became effective March 11, 2000. The GLB Act accomplished a variety of purposes, including facilitating the affiliation among banks, securities firms, and insurance companies and providing privacy protections for customers. Specifically, the GLB Act (a) amends the Banking Act of 1933 (the Glass-Steagall Act) to repeal the prohibitions against affiliation of any Federal Reserve member bank, such as CapitalBank, with an entity engaged principally in securities activities, and to repeal the prohibitions against simultaneous service by any officer, director, or employee of a securities firm as an officer, director, or employee of any member bank; (b) amends the BHCA to permit bank holding companies to own shares in non-banking organizations whose activities have been determined by the Federal Reserve System to be permissible for bank holding companies; (c) creates a new type of bank, wholesale financial institutions (also referred to as "woofies"), which are regulated by the BHCA and are not able to accept insured deposits, potentially giving holding companies with woofies greater flexibility to engage in non-financial investments; (d) subject to specified exemptions, pre-empts state anti-affiliation laws restricting transactions among insured depository institutions, wholesale financial institutions, insurance concerns, and national banks; (e) amends the BHCA and the Federal Deposit Insurance Act to mandate public meetings concerning proposed large bank mergers and acquisitions;
(f) amends the Electronic Fund Transfer Act to mandate certain fee disclosures related to electronic fund transfer services; and (g) imposes certain obligations on financial institutions to protect the privacy and confidentiality of customer nonpublic personal information, including the requirements that financial institutions establish standards for safeguards to protect privacy and confidentiality, provide the standards to customers at the time of establishing the customer relationship and annually during the continuation of the relationship, condition disclosure of the private information to nonaffiliated third parties on the giving of specific disclosures to consumers and giving consumers the opportunity to prevent such disclosure to third parties.

Although the GLB Act has the potential to mix commerce and banking and increase the Company's and CapitalBank's abilities to diversify into a variety of areas, the Company cannot predict the actual impact of such legislation on the Company or CapitalBank.

Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this PART I, Item 1 (Business) and in
PART II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company cautions readers of this Annual Report on Form 10-K that such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations.

Factors that could cause actual results to differ from expectations include, among other things, the challenges, costs and complications associated with the continued development of CapitalBank; the ability of the Company to effectively integrate and staff the operations of CapitalBank as well as the operations allocated to the base of deposits acquired in connection with branch acquisitions; the ability of the Company to retain and deploy in a timely manner the cash associated with branch acquisitions into assets with satisfactory yields and credit risk profiles; the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of the Company; the Company's dependence on senior management; competition from existing financial institutions operating in the Company's market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks and more comprehensive services; the potential adverse impact on net income of rapidly declining interest rates; adverse changes in the general economic conditions in the geographic markets served by the Company; the challenges and uncertainties in the implementation of the Company's expansion and development strategies; the potential negative effects of future legislation affecting financial institutions; and other factors described in this report and in other reports filed by the Company with the Securities and Exchange Commission.

Item 2. Properties.

The Company operates out of an approximately 3,000 square foot building located on approximately one acre of land leased from a third party in Greenwood, South Carolina. At December 31, 2001, CapitalBank operated twelve full service branches in South Carolina, three of which are located in Greenwood, two of which are located in Belton, and one of which is located in each of Anderson, Newberry, Clemson, Saluda, Prosperity, Honea Path, and Calhoun Falls. Of CapitalBank's branches, seven are located on land owned by CapitalBank, four are located on land owned by the Company and leased to CapitalBank, and one is located on land CapitalBank leases from a former director of the Company.

Item 3. Legal Proceedings.

The Company and CapitalBank are parties to legal proceedings which have arisen in the ordinary course of their respective businesses. None of these proceedings is expected to have a material effect on the consolidated financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters not declared or distributed any cash dividends to its shareholders since its organization in 1988. On September

The common stock of the Company (the "Common Stock") is listed for trading on the American Stock Exchange under the symbol "CYL". The following table reflects the high and low sales price per share for the Common Stock reported on the American Stock Exchange for the periods indicated.

Year      Quarter                      High        Low

2001      Fourth..................    $11.24     $10.25
          Third...................     11.50       9.45
          Second..................     10.10       8.10
          First...................      8.75       5.38

2000      Fourth..................    $ 6.88     $ 4.75
          Third...................      7.25       6.06
          Second..................      7.50       6.00
          First...................      8.75       6.00

As of March 25, 2002, there were 3,313,368 shares of Common Stock outstanding held by approximately 1,200 shareholders of record.

On September 17, 2001 and on December 10, 2001, the Company paid cash dividends to its shareholders of record as of August 31, 2001, and November 19, 2001 respectively, at $0.03 per share. Prior to such dividends, the Company had not declared or distributed any cash dividends to its shareholders since its organization in 1988. The Board of Directors of the Company expects comparable dividends to be paid to the shareholders of the Company for the foreseeable future. Notwithstanding the foregoing, the future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. The Company's ability to distribute cash dividends will depend entirely upon CapitalBank's ability to distribute dividends to the Company. As a state bank, CapitalBank is subject to legal limitations on the amount of dividends each is permitted to pay. In particular, CapitalBank must receive the approval of the State Board prior to paying dividends to the Company. Furthermore, neither CapitalBank nor the Company may declare or pay a cash dividend on any of their capital stock if they are insolvent or if the payment of the dividend would render them insolvent or unable to pay their obligations as they become due in the ordinary course of business. See "Government Supervision and Regulation -- Dividends."

Item 6. Selected Financial Data

The following selected consolidated financial data for the five years ended December 31, 2001 are derived from the consolidated financial statements and other data of the Company. The consolidated financial statements for the years ended December 31, 1997 through 2001, were audited by Tourville, Simpson & Caskey, L.L.P., independent auditors. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company, including the accompanying notes, included elsewhere herein.

Year Ended December 31,                             2001        2000        1999        1998        1997
                                                  --------    --------    --------    --------    --------
(Dollars in thousands, except per share)
Income Statement Data:
  Interest income                                 $ 26,961    $ 29,722    $ 23,199    $ 21,043    $ 14,443
  Interest expense                                  13,675      16,636      11,850      11,198       7,172
                                                  --------    --------    --------    --------    --------
  Net interest income                               13,286      13,086      11,349       9,845       7,271
  Provision for loan losses                          1,920         471       1,037       1,836         608
                                                  --------    --------    --------    --------    --------
  Net interest income after provision for
   loan losses                                      11,366      12,615      10,312       8,009       6,663
  Net securities gains (losses)                        290          --         175         220          (1)
  Noninterest income                                 9,824       3,303       3,005       2,797       1,572
  Noninterest expense                               15,102      13,976      12,014      10,228       7,248
                                                  --------    --------    --------    --------    --------
  Income before income taxes                         6,378       1,942       1,478         798         986
  Income tax expense                                 1,900         290         150          34         220
                                                  --------    --------    --------    --------    --------
   Net income                                     $  4,478    $  1,652    $  1,328    $    764    $    766
                                                  ========    ========    ========    ========    ========
Balance Sheet Data:
  Assets                                          $340,682    $422,250    $359,668    $321,031    $248,861
  Earning assets                                   314,769     387,146     328,478     295,213     227,372
  Securities (1)                                    62,806     106,041     108,926     120,695      77,480
  Loans (2)                                        251,947     280,506     219,054     172,545     149,127
  Allowance for loan losses                          4,103       3,060       2,557       2,399       1,531
  Deposits                                         258,330     332,976     257,247     260,120     186,861
  Federal Home Loan Bank advances                   31,270      32,399      20,729       9,434      16,350
  Shareholders' equity                              39,273      35,144      31,218      33,430      31,928
Per Share Data (3):
  Basic earnings per Share                        $   1.31    $   0.48    $   0.40    $   0.24    $   0.26
  Diluted earnings per share                          1.26        0.48        0.40        0.23        0.26
  Book value (period end)(4)                         11.66       10.79       10.10       10.81       10.47
  Tangible book value (period end)(4)                10.37        8.72        8.48        9.01        9.45
Performance Ratios:
  Return on average assets                            1.19%       0.41%       0.40%       0.27%       0.40%
  Return on average equity                           11.68        4.57        3.90        2.33        2.68
  Net interest margin (5)                             4.08        3.83        3.96        3.77        4.23
  Efficiency (6)                                     72.71       81.75       79.55       78.50       79.91
  Allowance for loan losses to loans                  1.63        1.09        1.17        1.39        1.03
  Net charge-offs to average loans                    0.34        0.12        0.47        0.62        0.15
  Nonperforming assets to period end loans (2)        0.68        0.25        0.56        0.78        0.63
Capital and Liquidity Ratios:
  Average equity to average assets                   10.22        9.07       10.22       11.47       14.92
  Leverage (4.00% required minimum)                  10.21        7.02        8.37        8.89       12.08
  Tier 1 risk-based capital ratio                    14.26       10.05       11.85       13.78       17.65
  Total risk-based capital ratio                     15.53       11.12       12.90       15.00       18.61
Average loans to average deposits                    90.03       86.46       72.97       69.65       76.78

--------------
1. Securities held-to-maturity are stated at amortized cost, and securities available-for-sale are stated at fair value.
2.   Loans are stated before the allowance for loan losses.
3. All share and per-share data have been adjusted to reflect the 5% common stock dividends in September 1998, June 2000 and June 2001.
4.   Excludes the effect of any outstanding stock options.
5.   Tax equivalent net interest income divided by average earning assets.
6. Noninterest expense divided by the sum of tax equivalent net interest income and noninterest income, excluding gains and losses on sales of assets and the writedown of intangible assets related to the sale of those assets.

Nonperforming loans and nonperforming assets do not include loans past due 90 days or more that are still accruing interest.

Quarterly Operating Results

 (Dollars in thousands                         2001 Quarter ended                          2000 Quarter ended
                                   -----------------------------------------    -----------------------------------------
      except per share)            Dec. 31    Sept. 30    June 30    Mar. 31    Dec. 31    Sept. 30    June 30    Mar. 31
                                   -------    --------    -------    -------    -------    --------    -------    -------
 Net interest income               $3,392      $3,212     $3,266     $3,416     $3,587      $3,360     $3,105     $3,034
 Provision for loan losses            820         600        400        100        195          15         84        177
 Noninterest income                 1,341       1,215      6,666        892        569         871        988        875
 Noninterest expense                3,131       2,941      5,522      3,508      3,569       3,628      3,454      3,325
 Net income                           600         666      2,662        550        333         483        464        372
 Basic earnings per share            0.18        0.19       0.77       0.17       0.10        0.14       0.14       0.10
 Diluted earnings per share          0.17        0.18       0.74       0.17       0.10        0.14       0.14       0.10

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

General

Community Capital Corporation (the "Company") serves as a bank holding company for CapitalBank (the "Bank"). The Bank was formed on January 1, 2001 during a restructuring that consolidated the company's operations into a single subsidiary. CapitalBank operates twelve branches throughout South Carolina. The Bank offers a full range of banking services, including a wealth management group featuring a wide array of financial services, with personalized attention, local decision making and strong emphasis on the needs of individuals and small to medium-sized businesses.

The Company was formed in 1988 to serve as a holding company for Greenwood National Bank, which later changed its name to Greenwood Bank & Trust (the "Greenwood Bank"). In 1994 the Company made the decision to expand beyond Greenwood County by creating an organization of independent banks in four additional markets. In June 1995, the Company opened Clemson Bank and Trust (the "Clemson Bank") in Clemson, South Carolina. In 1996 and 1997, the Company opened Community Bank and Trust (the "Barnwell Bank"), The Bank (the "Belton Bank"), and Mid State Bank (the "Newberry Bank"). The Company formed a separate trust organization in 1997 known as Community Trust Company. In May 2000, Community Trust Company was sold. During 1997 and 1998, the Company also acquired several Carolina First branches.

As discussed, on January 1, 2001, the Company merged the five subsidiary banks into one bank charter known as CapitalBank. The Company made the decision to restructure the organization into one bank in order to improve operational efficiencies, provide new opportunities for employees, and improve service to customers. Customers will receive the benefit of being able to transact business at any of CapitalBank's branches, through the ATM network, and through the internet banking products. Additionally, management believes that the new centralized credit function will provide additional controlled decisions while streamlining the credit process. Centralized deposit pricing will support management's strategy from market to market. It is believed that the name recognition will be enhanced.

On January 29, 2001, CapitalBank, the new bank subsidiary, announced that it had signed a definitive agreement with Enterprise Bank of South Carolina to sell its five branch offices located in Barnwell, Blackville, Williston, Springfield and Salley, South Carolina. On May 14, 2001, CapitalBank sold the five branches, which had approximately $67.1 million in deposits.

Results of Operations

Year ended December 31, 2001, compared with year ended December 31, 2000

Net interest income increased $200,000, or 1.53%, to $13.3 million in 2001 from $13.1 million in 2000. The increase in net interest income was due primarily to an increase in net interest margin. Average earning assets decreased $18.9 million, or 5.19%, and average interest-bearing liabilities decreased $23.7 million, or 7.17%, due primarily to the sale of the five branches.

The Company's tax equivalent net interest spread and tax equivalent net interest margin were 3.58% and 4.08%, respectively, in 2001 compared to 3.36% and 3.83% in 2000. The increase in the net interest spread was primarily the result of the decrease in yields on interest-bearing liabilities used to fund loans and securities. Yields on interest-bearing liabilities decreased from 5.03% in 2000 to 4.46% in 2001. Yields on interest-earning assets decreased 35 basis points; however, yields on interest-bearing liabilities decreased 57 basis points.

The provision for loan losses was $1.9 million in 2001 compared to $471,000 in 2000. The significant amount charged to the provision in 2001 was primarily the result of management's efforts to fund the allowance for potential problem loans and to protect against a deteriorating economy. The Company's allowance for loan losses was 1.63% of total loans outstanding at December 31, 2001. In addition, the provision was funded to maintain the allowance for loan losses at a level sufficient to cover known and inherent losses in the loan portfolio.

Noninterest income increased $6.8 million, or 206.06%, to $10.1 million in 2001 from $3.3 million in 2000, which was primarily attributable to the premium on the branches sold to Enterprise Bank. The premium totaled $5.8 million. Service charges on deposit accounts increased $422,000 or 24.74% to $2.1 million in 2001. Residential mortgage origination fees increased $319,000, or 63.41% to $822,000 in 2001. Noninterest income in 2001 included $290,000 from the gain on sales of nonmarketable equity securities as compared to no gains in 2000. Noninterest income for the year ended December 31, 2000 included $150,000 from the gain on the sale of Community Trust Company.

Noninterest expense increased $1.1 million, or 7.86%, to $15.1 million in 2001 from $14.0 million in 2000. The primary component of noninterest expense was salaries and employee benefits, which decreased $265,000, or 3.90%, to $6.5 million in 2001 from $6.8 million in 2000. The decrease is attributable to a decrease in the number of employees due to the sale of the branches. Other categories of expenses decreased due to the sale of the branches and improved efficiency from the consolidation of the subsidiary banks. Net occupancy expense was $749,000 in 2001 compared to $880,000 in 2000, and furniture and equipment expense was $1.4 million in 2001 compared to $1.6 million in 2000. The most significant increase in noninterest expense was in the amortization of intangible assets. The Company recorded amortization of intangible assets related to the sale of branches of $1.9 million. Total amortization of intangible assets was $2.4 million in 2001, as compared to $612,000 in 2000. The Company's efficiency ratio was 72.71% in 2001 compared to 81.75% in 2000.

Net income increased $2.8 million, or 164.71%, to $4.5 million in 2001 from $1.7 million in 2000. Basic earnings per share was $1.31 in 2001, compared to $0.48 in 2000. Diluted earnings per share was $1.26 in 2001, compared to $0.48 in 2000. Return on average assets during 2001 was 1.19% compared to 0.41% during 2000, and return on average equity was 11.68% during 2001 compared to 4.57% during 2000.

Year ended December 31, 2000, compared with year ended December 31, 1999

Net interest income increased $1.8 million, or 15.3%, to $13.1 million in 2000 from $11.3 million in 1999. The increase in net interest income was due primarily to an increase in average earning assets. Average earning assets increased $59.0 million, or 19.32%, due to the growth of the subsidiary banks in 2000.

The Company's tax equivalent net interest spread and tax equivalent net interest margin were 3.36% and 3.83%, respectively, in 2000 compared to 3.48% and 3.96% in 1999. The decrease in the net interest spread was primarily the result of the increase in yields on interest-bearing liabilities used to fund loans and securities. Yields on interest-bearing liabilities increased from 4.36% in 1999 to 5.03% in 2000.

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

Noninterest expense increased $2.0 million, or 16.3%, to $14.0 million in 2000 from $12.0 million in 1999. The primary component of noninterest expense is salaries and employee benefits, which increased $1.1 million, or 19.3%, to $6.8 million in 2000 from $5.7 million in 1999. The increase is attributable to an increase in the number of employees due to the growth of the subsidiary banks and annual pay raises. Other categories of expenses increased due to the growth of the subsidiary banks and from the acquisition of the two branches in 2000. Net occupancy expense was $880,000 in 2000 compared to $819,000 in 1999, and furniture and equipment expense was $1.6 million in 2000 compared to $1.2 million in 1999. The Company recorded amortization of intangible assets related to acquisitions of $612,000 in 2000 compared to $537,000 in 1999. The Company's efficiency ratio was 81.75% in 2000 compared to 79.55% in 1999.

Net income increased $324,000, or 24.40%, to $1.7 million in 2000 from $1.3 million in 1999. Basic earnings per share was $0.48 in 2000, compared to $0.40 in 1999. Diluted earnings per share was $0.48 in 2000, compared to $0.40 in 1999. Return on average assets during 2000 was 0.41% compared to 0.40% during 1999, and return on average equity was 4.57% during 2000 compared to 3.90% during 1999.

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

Average Balances, Income and Expenses, and Rates

Year ended December 31,                              2001                         2000                           1999
                                        ---------------------------   ---------------------------   ---------------------------
                                         Average   Income/   Yield/   Average    Income/   Yield/   Average    Income/   Yield/
(Dollars in thousands)                   Balance   Expense    Rate    Balance    Expense    Rate    Balance    Expense    Rate
                                         -------   -------   ------   --------   -------   ------   --------   -------   ------
Assets:
 Earning Assets:
  Loans (1)(3)                          $259,661   $22,404    8.63%   $254,064   $23,552    9.27%   $188,672   $16,613    8.81%
  Securities, taxable (2)                 52,302     3,053    5.84      78,246     4,593    5.87      86,761     5,037    5.81
  Securities, nontaxable (2)(3)           25,878     2,018    7.80      26,671     2,119    7.95      24,505     1,968    8.03
  Nonmarketable equity
   securities                              5,583       226    4.05       5,329       308    5.78       4,758       295    6.20
  Federal funds sold and other             2,078        75    3.61         87          6    6.90         696        34    4.89
                                        --------   -------            --------   -------            --------   -------
   Total earning assets                  345,502    27,776    8.04     364,397    30,578    8.39     305,392    23,947    7.84
                                        --------   -------            --------   -------            --------   -------
 Cash and due from banks                   8,859                         9,728                         8,117
 Premises and equipment                   12,140                        14,024                        10,835
 Other assets                             12,028                        13,109                        11,711
 Allowance for loan losses                (3,316)                       (2,814)                       (2,509)
                                        --------                      --------                      --------
  Total assets                          $375,213                      $398,444                      $333,546
                                        ========                      ========                      ========

Liabilities:

 Interest-Bearing Liabilities:
  Interest-bearing transaction
   accounts                             $100,319     2,463    2.45%   $ 99,718     3,553    3.56%   $ 81,210     2,373    2.92%
 Savings deposits                         30,012     1,182    3.94      29,051     1,096    3.77      26,658       954    3.58
 Time deposits                           131,842     7,401    5.61     136,144     7,878    5.79     125,596     6,375    5.08
 Other short-term borrowings              10,085       411    4.07      29,182     1,772    6.07      20,928     1,169    5.59
 Federal Home Loan Bank
  advances                                31,408     1,958    6.23      31,943     1,931    6.05      16,108       865    5.37
 Long-term debt                            2,191       156    7.12       3,299       286    8.67       1,114        80    7.18
 Obligations under capital leases          1,036       104   10.04       1,239       120    9.69         463        34    7.34
                                        --------   -------            --------   -------            --------   -------
  Total interest-bearing                 306,893    13,675    4.46     330,576    16,636    5.03     272,077    11,850    4.36
     liabilities                        --------   -------            --------   -------            --------   -------

 Demand deposits                          26,248                        28,925                        25,101
 Accrued interest and other
  liabilities                              3,742                         2,813                         2,289
 Shareholders' equity                     38,330                        36,130                        34,079
                                        --------                      --------                      --------
  Total liabilities and                 $375,213                      $398,444                      $333,546
     shareholders' equity               ========                      ========                      ========

 Net interest spread                                          3.58%                         3.36%                         3.48%

 Net interest income                               $14,101                       $13,942                       $12,097
                                                   =======                       =======                       =======
 Net interest margin                                          4.08%                         3.83%                         3.96%

(1) The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(2) Average investment securities exclude the valuation allowance on securities available-for-sale.
(3) Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

Average Balances, Income and Expenses, and Rates. The previous table sets forth, for the periods indicated, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

Analysis of Changes in Net Interest Income. The following table sets forth the effect which the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 2001 to 2000 and 2000 to 1999.

Analysis of Changes in Net Interest Income

                                                       2001 Compared With 2000           2000 Compared With 1999
                                                   -------------------------------   -------------------------------
                                                           Variance Due to                  Variance Due to
 (Dollars in thousands)                            Volume (1)   Rate (1)    Total    Volume (1)   Rate (1)    Total
                                                   ----------   --------   -------   ----------   --------   -------
Earning Assets
Loans                                               $   509     $(1,657)   $(1,148)    $6,030      $  909     $6,939
Securities, taxable                                  (1,517)        (23)    (1,540)      (499)         55       (444)
Securities, nontaxable                                  (64)        (37)      (101)       173         (22)       151
Nonmarketable equity securities                          14         (96)       (82)        34         (21)        13
Federal funds sold and other                             73          (4)        69        (38)         10        (28)
                                                    -------     -------    -------     ------      ------     ------
   Total interest income                               (985)     (1,817)    (2,802)     5,700         931      6,631
                                                    -------     -------    -------     ------      ------     ------

Interest-Bearing Liabilities
Interest-bearing deposits:
   Interest-bearing transaction accounts                 21      (1,111)    (1,090)       601         579      1,180
   Savings and market rate investments                   36          50         86         88          54        142
   Time deposits                                       (240)       (237)      (477)       563         940      1,503
                                                    -------     -------    -------     ------      ------     ------
Total interest-bearing deposits                        (183)     (1,298)    (1,481)     1,252       1,573      2,825
Other short-term borrowings                            (907)       (454)    (1,361)       494         109        603
Federal Home Loan Bank advances                         (32)         59         27        945         121      1,066
Long-term debt                                          (85)        (45)      (130)       186          20        206
Obligations under capital leases                        (20)          4        (16)        72          14         86
                                                    -------     -------    -------     ------      ------     ------
   Total interest expense                            (1,227)     (1,731)    (2,961)     2,949       1,837      4,786
                                                    -------     -------    -------     ------      ------     ------

Net interest income                                 $   245     $   (86)   $   159     $2,751      $ (906)    $1,845
                                                    =======     =======    =======     ======      ======     ======

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

The following table sets forth the Company's interest rate sensitivity at December 31, 2001.

Interest Sensitivity Analysis

                                                                                                           Greater
                                                                After One     After Three                   Than One
                                                   Within        Through        Through       Within        Year or
December 31, 2001                                    One          Three          Twelve        One            Non-
 (Dollars in thousands)                            Month         Months          Months        Year        Sensitive     Total
                                                  --------      ---------     -----------    --------      ---------    --------
Assets
Earning assets:
   Loans (1)                                      $ 71,723      $ 11,947       $135,679      $219,349       $30,993     $250,342
   Securities                                           --           146          5,138         5,284        57,522       62,806
   Federal funds sold and other                         16            --             --            16            --           16
                                                  --------      --------       --------      --------       -------     --------
      Total earning assets                          71,739        12,093        140,817       224,649        88,515      313,164
                                                  --------      --------       --------      --------       -------     --------

Liabilities
Interest-bearing liabilities:
 Interest-bearing deposits:
   Demand deposits                                  32,504            --             --        32,504            --       32,504
   Savings deposits                                 88,516            --             --        88,516            --       88,516
   Time deposits                                    18,759        25,048         55,753        99,560        12,658      112,218
                                                  --------      --------       --------      --------       -------     --------
      Total interest-bearing deposits              139,779        25,048         55,753       220,580        12,658      233,238
 Other short-term borrowings                         7,464            --             --         7,464            --        7,464
 Federal Home Loan Bank advances                        --            --             --            --        31,269       31,269
 Obligations under capital leases                       16            33            156           205           735          940
                                                  --------      --------       --------      --------       -------     --------
      Total interest-bearing liabilities           147,259        25,081         55,909       228,249        44,662      272,911
                                                  --------      --------       --------      --------       -------     --------
Period gap                                        $(75,520)     $(12,988)      $ 84,908      $ (3,600)      $43,853
                                                  ========      ========       ========      ========       =======
Cumulative gap                                    $(75,520)     $(88,508)      $ (3,600)     $ (3,600)      $40,253
                                                  ========      ========       ========      ========       =======
Ratio of cumulative gap to total earning assets     (24.11)%      (28.26)%        (1.15)%       (1.15)%       12.85%


(1)  Excludes nonaccrual loans.

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument's ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements which give the Company the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date. Other short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. Federal funds purchased are reflected at the earliest pricing interval since funds can be repriced daily. Securities sold under agreements to repurchase are reflected at the maturity date of each repurchase agreement which generally matures within one day. Advances from the Federal Home Loan Bank are reflected at their contractual maturity dates. Obligations under capital leases are reflected at each payment date.

The Company generally would benefit from increasing market rates of interest when it has an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when it is liability sensitive. The Company is liability sensitive within the one year period. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by management as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Accordingly, management believes a liability-sensitive gap position is not as indicative of the Company's true interest sensitivity as it would be for an organization which depends to a greater extent on purchased funds to support earning assets. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

General. The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Company's Board of Directors reviews and approves the appropriate level for CapitalBank's allowance for loan losses based upon management's recommendations, the results of the internal monitoring and reporting system, analysis of economic conditions in its markets, and a review of historical statistical data for both the Company and other financial institutions.

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

Allowance for Loan Losses
Year Ended December 31,

(Dollars in thousands)                                    2001        2000        1999        1998        1997
                                                        --------    --------    --------    --------    --------
Total loans outstanding at end of period                $251,947    $280,506    $219,054    $172,545    $149,127
                                                        ========    ========    ========    ========    ========
Average loans outstanding                               $259,661    $254,064    $188,672    $161,695    $113,080
                                                        ========    ========    ========    ========    ========
Balance of allowance for loan losses at beginning
 of period                                              $  3,060    $  2,557    $  2,399    $  1,531    $    837
Allowance for loan losses from acquisitions                   --         335          --          38         255
Loan losses:
   Commercial and industrial                                 406         113         287         135          92
   Real estate - mortgage                                    160         122         306          43           9
   Consumer                                                  409         305         449         885          68
                                                        --------    --------    --------    --------    --------
     Total loan losses                                       975         540       1,042       1,063         169
                                                        --------    --------    --------    --------    --------
Recoveries of previous loan losses:
   Commercial and industrial                                   8          73          --          --          --
   Real estate - mortgage                                     16          14          17          --          --
   Consumer                                                   74         150         146          57          --
                                                        --------    --------    --------    --------    --------
     Total recoveries                                         98         237         163          57          --
                                                        --------    --------    --------    --------    --------
Net loan losses                                              877         303         879       1,006         169
Provision for loan losses                                  1,920         471       1,037       1,836         608
                                                        --------    --------    --------    --------    --------
Balance of allowance for loan losses at end of period   $  4,103    $  3,060    $  2,557    $  2,399    $  1,531
                                                        ========    ========    ========    ========    ========

Allowance for loan losses to period end loans               1.63%       1.09%       1.17%       1.39%       1.03%
Net chargeoffs to average loans                             0.34        0.12        0.47        0.62        0.15

Nonperforming Assets. The following table sets forth the Company's nonperforming assets for the dates indicated.

Nonperforming Assets

                                                          December 31,
                                           ------------------------------------------
(Dollars in thousands)                      2001     2000     1999      1998     1997
                                           ------    ----    ------    ------    ----
Nonaccrual loans                           $1,567    $637    $1,223    $1,348    $678
Restructured or impaired loans                 --      --        --        --      --
                                           ------    ----    ------    ------    ----
    Total nonperforming loans              $1,567    $637    $1,223    $1,348    $678
Other real estate owned                       148      58        --        --     262
                                           ------    ----    ------    ------    ----
    Total nonperforming assets             $1,715    $695    $1,223    $1,348    $940
                                           ======    ====    ======    ======    ====
Loans 90 days or more past due and still
 accruing interest                         $   --    $164    $  109    $  112    $ 84
Nonperforming assets to period end loans     0.68%   0.25%     0.56%     0.78%   0.63%

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

Total nonperforming assets increased to $1.7 million at December 31, 2001, from $695,000 at December 31, 2000. This amount consists primarily of nonaccrual loans which totaled $1.6 million at December 31, 2001. Nonperforming assets were 0.68% of total loans at December 31, 2001. The allowance for loan losses to period end nonperforming assets was 239.2% at December 31, 2001.

Potential Problem Loans. At December 31, 2001, through its internal review mechanisms, the Company had identified $9.2 million of criticized loans and $10.5 million of classified loans. The results of this internal review process are the primary determining factor in management's assessment of the adequacy of the allowance for loan losses.

The Company's criticized loans increased from $6.5 million at December 31, 2000 to $9.2 million at December 31, 2001. Total classified loans increased from $3.4 million at December 31, 2000 to $10.5 million at December 31, 2001. The increase in criticized and classified loans is attributable to the overall decline of the economy. Management is committed to addressing potential problem loans.

Noninterest Income and Expense

Noninterest Income. Noninterest income increased $6.8 million, or 206.06%, to $10.1 million in 2001 from $3.3 million in 2000, which was primarily attributable to the gain recognized on the sale of the five branches in 2001. The premium on this sale totaled $5.8 million. The Company had $290,000 in gains on the sale of nonmarketable equity securities in 2001, compared to no gains on sales of securities in 2000. Residential mortgage origination fees increased $319,000, or 63.42% to $822,000 in 2001 from $503,000 in 2000.

The following table sets forth, for the periods indicated, the principal components of noninterest income:

Noninterest Income

                                                        Year Ended December 31,
                                                       -------------------------
(Dollars in thousands)                                   2001     2000     1999
                                                       -------   ------   ------
Service charges on deposit accounts                    $ 2,128   $1,706   $1,513
Residential mortgage origination fees                      822      503      672
Gains on sales of securities available-for-sale            290       --      175
Commissions from sales of mutual funds                      32      105       54
Income from fiduciary activities                           131      129       98
Gain on sale of branches                                 5,791       --       --
Gain on sale of Community Trust Company                     --      150       --
Other income                                               920      710      668
                                                       -------   ------   ------
   Total noninterest income                            $10,114   $3,303   $3,180
                                                       =======   ======   ======

Noninterest Expense. Noninterest expense increased $1.1 million, or 7.86%, to $15.1 million in 2001 from $14.0 million in 2000. The primary component of noninterest expense was salaries and benefits, which decreased

$265,000, or 3.90%, to $6.5 million in 2001 from $6.8 million in 2000. The decrease represents the number of employees that staffed the branches sold in 2001. Other categories of expenses decreased due to the sale of the branches as well. Net occupancy expense was $749,000 in 2001 compared to $880,000 in 2000, and furniture and equipment expenses was $1.4 million in 2001 compared to $1.6 million in 2000. The most significant increase in noninterest expense was in the amortization of intangible assets. The Company recorded amortization of intangible assets related to the sale of branches of $1.9 million. Total amortization of intangible assets was $2.4 million in 2001, as compared to $612,000 in 2000. The Company's efficiency ratio was 72.71% in 2001 compared to 81.75% in 2000.

The following table sets forth, for the periods indicated, the primary components of noninterest expense:

Noninterest Expense

                                                     Year Ended December 31,
                                                  -----------------------------
(Dollars in thousands)                              2001       2000       1999
                                                  -------    -------    -------
Salaries and employee benefits                    $ 6,522    $ 6,787    $ 5,690
Net occupancy expense                                 749        880        819
Furniture and equipment expense                     1,440      1,631      1,178
Amortization of intangible assets                   2,440        612        537
Director and committee fees                           130        202         76
Data processing and supplies                          410        361        205
Mortgage loan department expenses                     278        130        247
Banking assessments                                    57        131         77
Professional fees and services                        404        476        432
Postage and freight                                   339        380        312
Supplies                                              424        419        391
Credit card expenses                                  188        201        188
Telephone expenses                                    288        402        307
Other                                               1,433      1,364      1,555
                                                  -------    -------    -------
   Total noninterest expense                      $15,102    $13,976    $12,014
                                                  =======    =======    =======

Efficiency ratio                                    72.71%     81.75%     79.55%

Income Taxes. The Company's income tax expense was $1.9 million, an increase of $1.6 million from the 2000 amount of $290,000. The increase is primarily attributable to an increase in income before taxes of $4.4 million when compared to 2000. As discussed, the gain on the sale of branches resulted in an increase in income before taxes. In 2000, the amount of nontaxable income from securities offset the majority of income before taxes.

Earning Assets

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher yields are the inherent credit and liquidity risks which management attempts to control and counterbalance. Loans averaged $259.6 million in 2001 compared to $254.1 million in 2000, an increase of $5.5 million, or 2.20%. At December 31, 2001, total loans were $251.9 million compared to $280.5 million at December 31, 2000. The decrease in loans during 2001 was primarily due to the sale of the five branches. The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights the Company's general emphasis on mortgage lending.

Composition of Loan Portfolio

December 31,                      2001                    2000                    1999
                          ---------------------   ---------------------   ---------------------
                                     Percent of              Percent of              Percent of
(Dollars in thousands)     Amount      Total       Amount       Total      Amount       Total
                          --------   ----------   --------   ----------   --------   ----------
Commercial and
   industrial             $ 33,395      13.26%    $ 52,005      18.54%    $ 29,740      13.58%
Real estate
   Construction             13,252       5.26       20,393       7.27       28,664      13.09
   Mortgage-residential    124,091      49.25      111,897      39.89       66,092      30.17
   Mortgage-
   nonresidential           59,417      23.58       60,159      21.45       58,419      26.67
Consumer                    18,227       7.23       33,721      12.02       32,256      14.73
Other                        3,565       1.42        2,331       0.83        3,883       1.76
                          --------     ------     --------     ------     --------     ------
     Total loans           251,947     100.00%     280,506     100.00%     219,054     100.00%
                                       ======                  ======                  ======
Allowance for
loan losses                 (4,103)                 (3,060)                 (2,557)
                          --------                --------                --------
     Net loans            $247,844                $277,446                $216,497
                          ========                ========                ========

December 31,                      1998                    1997
                          ---------------------   ---------------------
                                     Percent of              Percent of
(Dollars in thousands)     Amount      Total       Amount       Total
                          --------   ----------   --------   ----------
Commercial and
   industrial             $ 28,991      16.80%    $ 36,079      24.19%
Real estate
   Construction             23,665      13.72       12,838       8.61
   Mortgage-residential     52,635      30.51       40,977      27.48
   Mortgage-
   nonresidential           36,017      20.87       32,518      21.81
Consumer                    29,784      17.26       25,747      17.27
Other                        1,453       0.84          968       0.64
                          --------     ------     --------     ------
     Total loans           172,545     100.00%     149,127     100.00%
                                       ======                  ======
Allowance for
loan losses                 (2,399)                 (1,531)
                          --------                --------
     Net loans            $170,146                $147,596
                          ========                ========

The principal component of the Company's loan portfolio is real estate mortgage loans. At December 31, 2001, this category totaled $183.5 million and represented 72.8% of the total loan portfolio, compared to $172.1 million, or 61.3%, at December 31, 2000.

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

Real estate construction loans decreased $7.1 million, or 34.80%, to $13.3 million at December 31, 2001, from $20.4 million at December 31, 2000. Residential mortgage loans, which is the largest category of the Company's loans, increased $12.2 million, or 10.90%, to $124.1 million at December 31, 2001, from $111.9 million at December 31, 2000. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, decreased $742,000, or 1.23%, to $59.4 million at December 31, 2001, from $60.2 million at December 31, 2000. The overall increase in real estate lending was attributable to the continued demand for residential and commercial real estate loans in our markets. The Bank has been able to compete favorably for residential mortgage loans with other financial institutions by offering fixed rate products having three and five year call provisions.

Commercial and industrial loans decreased $18.6 million, or 35.79%, to $33.4 million at December 31, 2001, from $52.0 million at December 31, 2000.

Consumer loans decreased $15.5 million, or 45.95%, to $18.2 million at December 31, 2001, from $33.7 million at December 31, 2000.

The Company's loan portfolio reflects the diversity of its markets. The Company's twelve branches are located from the northern Midlands of South Carolina through the Upstate. Primary market areas include Anderson, Belton, Clemson, Greenwood, Newberry and Saluda. The economies of these markets are varied and represent different industries including medium and light manufacturing, higher education, regional health care, and distribution facilities. These areas are expected to remain stable with continual growth. The diversity of the economy creates opportunities for all types of lending. The Company does not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of liquidity for the Company. The following table sets forth the Company's loans maturing within specified intervals at December 31, 2001.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

December 31, 2001                              Over One
                                                 Year
                                 One Year or    Through     Over Five
(Dollars in thousands)              Less       Five Years     Years       Total
                                 -----------   ----------   ---------   --------
Commercial and industrial          $17,392      $ 15,260     $   743    $ 33,395
Real estate                         74,234        96,470      26,056     196,760
Consumer and other                   7,516        13,219       1,057      21,792
                                   -------      --------     -------    --------
                                   $99,142      $124,949     $27,856    $251,947
                                   -------      --------     -------    --------

Loans maturing after one year with:
  Fixed interest rates                                                  $152,167
  Floating interest rates                                                    638
                                                                        --------
                                                                        $152,805
                                                                        ========

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

Investment Securities. The investment securities portfolio is a significant component of the Company's total earning assets. Total securities averaged $83.8 million in 2001, compared to $110.2 million in 2000 and $116.0 million in 1999. At December 31, 2001, the total securities portfolio was $62.8 million. Securities designated as available-for-sale totaled $56.9 million and were recorded at estimated fair value. Securities designated as held-to-maturity totaled $550,000 and were recorded at amortized cost. The securities portfolio also includes nonmarketable equity securities totaling $5.4 million which are carried at cost because they are not readily marketable or have no quoted market value. These include investments in Federal Reserve Bank stock, Federal Home Loan Bank stock, the stock of four unrelated financial institutions, and the stock of a financial services company that offers internet banking.

The following table sets forth the book value of the securities held by the Company at the dates indicated.

Book Value of Securities
December 31,                                                    2001      2000
                                                               -------   -------
(Dollars in thousands)
U.S. Treasury securities                                       $    --   $    --
U.S. Government agencies and corporations                       13,148    50,544
State, county, and municipal securities                         25,338    26,611
Other (trust preferred securities)                                 750        --
                                                               -------   -------
                                                                39,236    77,155
Mortgage-backed securities                                      18,165    24,262
Nonmarketable equity securities                                  5,405     5,500
                                                               -------   -------

   Total securities                                            $62,806  $106,917
                                                               =======  ========

The following table sets forth the scheduled maturities and average yields of securities held at December 31, 2001.

Investment Securities Maturity Distribution and Yields

                                               After One But     After Five But
December 31, 2001          Within One Year   Within Five Years   Within Ten Years    Over Ten Years
                           ---------------   -----------------   ----------------   ----------------
(Dollars in thousands)     Amount   Yield    Amount    Yield     Amount    Yield     Amount   Yield
                           ------   ------   ------   --------   ------   -------   -------   ------
U.S. Government agencies   $5,138    5.13%   $7,833     5.43%    $   --      --%    $    --      --%
Obligations of state and
  local governments (2)       145    5.85     1,301     6.64      6,405    7.10      18,236    6.89
                           ------            ------              ------             -------
Total securities (1)       $5,283    5.15%   $9,134     5.60%    $6,405    7.10%    $18,236    6.89%
                           ======            ======              ======             =======

(1) Excludes mortgage-backed securities totaling $18.1 million with a yield of 6.23% and nonmarketable equity securities.
(2) The yield on state and local governments is presented on a tax equivalent basis using a federal income tax rate of 34%.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in "--Net Interest Income-- Interest Sensitivity."

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold and interest-bearing deposits with other banks, averaged $2.1 million in 2001, compared to $87,000 in 2000 and $696,000 in 1999. At December 31, 2001, short-term investments totaled $16,000. These funds are a source of the Company's liquidity. Federal funds are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $23.7 million, or 7.17%, to $306.9 million in 2001, from $330.6 million in 2000. Average interest-bearing deposits decreased $2.7 million, or 1.02%, to $262.2 million in 2001, from $264.9 million in 2000.

Deposits. Average total deposits decreased $5.4 million, or 1.84%, to $288.4 million during 2001, from $293.8 million during 2000. At December 31, 2001, total deposits were $258.3 million compared to $333.0 million a year earlier, a decrease of 22.43%.

The following table sets forth the deposits of the Company by category at the dates indicated.

Deposits
December 31,               2001                    2000                   1999
                   ---------------------   ---------------------   ---------------------
(Dollars in                   Percent of              Percent of              Percent of
  thousands)        Amount     Deposit      Amount      Deposit     Amount     Deposits
                   --------   ----------   --------   ----------   --------   ----------
Demand deposit
  accounts         $ 25,083       9.70%    $ 32,197       9.67%    $ 27,422      10.66%
NOW accounts         32,504      12.58       53,949      16.20       45,560      17.71
Money market
  accounts           61,863      23.95       55,007      16.52       38,419      14.93
Savings accounts     26,653      10.32       30,543       9.17       26,642      10.36
Time deposits
  less than
  $100,000           72,636      28.12      114,454      34.38       91,671      35.64
Time deposits
  of $100,000
  or over            39,591      15.33       46,826      14.06       27,533      10.70
                   --------     ------     --------     ------     --------     ------
Total deposits     $258,330     100.00%    $332,976     100.00%    $257,247     100.00%
                   ========     ======     ========     ======     ========     ======

Deposits
December 31,              1998                    1997
                   ---------------------   ---------------------
(Dollars in                   Percent of              Percent of
  thousands)        Amount     Deposits     Amount     Deposits
                   --------   ----------   --------   ----------
Demand deposit
  accounts         $ 23,491       9.03%    $ 19,460     10.41%
NOW accounts         45,854      17.63       30,562     16.36
Money market
  accounts           30,161      11.60       20,812     11.14
Savings accounts     25,202       9.69       15,127      8.09
Time deposits
  less than
  $100,000          104,491      40.17       73,827     39.51
Time deposits
  of $100,000
  or over            30,921      11.88       27,073     14.49
Total deposits     --------     ------     --------    ------
                   $260,120     100.00%    $186,861    100.00%
                   ========     ======     ========    ======

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits decreased $67.4 million to $218.7 million at December 31, 2001.

Deposits, and particularly core deposits, have historically been the Company's primary source of funding and have enabled the Company to meet successfully both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The Company's loan-to-deposit ratio was 97.53% at December 31, 2001, and 84.2% at the end of 2000. The maturity distribution of the Company's time deposits of $100,000 or more at December 31, 2001, is set forth in the following table.

Maturities of Certificates of Deposit of $100,000 or More

                                                                           After Six
                                                             After Three    Through
                                              Within Three   Through Six    Twelve     After Twelve
(Dollars in thousands)                           Months         Months      Months        Months       Total
                                              ------------   -----------   ---------   -----------    -------
Certificates of deposit of $100,000 or more     $16,530        $11,634       $7,390      $4,037       $39,591

Approximately 41.8% of the Company's time deposits of $100,000 or more had scheduled maturities within three months and 71.1% had maturities within six months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Company does not solicit brokered deposits.

Borrowed Funds. Borrowed funds consist of short-term borrowings and advances from the Federal Home Loan Bank. Short-term borrowings are primarily federal funds purchased from correspondent banks and securities sold under agreements to repurchase.

Average short-term borrowings were $10.1 million in 2001, a decrease of $19.1 million from 2000. Federal funds purchased from correspondent banks averaged $5.5 million in 2001. At December 31, 2001, federal funds purchased totaled $2.4 million. Securities sold under agreements to repurchase averaged $4.6 million in 2001. At December 31, 2001, securities sold under agreements to repurchase totaled $5.1 million.

Average Federal Home Loan Bank advances during 2001 were $31.4 million compared to $31.9 million during 2000, a decrease of $500,000. Advances from the Federal Home Loan Bank are collateralized by one-to-four family residential mortgage loans and the Company's investment in Federal Home Loan Bank stock. At December 31, 2001, borrowings from the Federal Home Loan Bank were $31.3 million compared to $32.4 million a year earlier. Although management expects to continue using short-term borrowing and Federal Home Loan Bank advances as secondary funding sources, core deposits will continue to be the Company's primary funding source. Of the $31.3 million advances from the Federal Home Loan Bank outstanding at December 31, 2001, $10,045,000 mature in 2003, $8,000,000 mature in 2005,
$1,500,000 mature in 2008, $725,000 in 2009, and $11,000,000 in 2010.

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

The holding company and CapitalBank are also required to maintain capital at a minimum level based on average total assets (as defined), which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

The Company and CapitalBank exceeded the Federal Reserve's fully phased-in regulatory capital ratios at December 31, 2001, 2000 and 1999, as set forth in the following table.

Analysis of Capital

December 31,                                             2001           2000         1999
                                                       --------       --------     --------
(Dollars in thousands)
Tier 1 capital                                         $ 34,767       $ 28,943     $ 29,000
Tier 2 capital                                            3,101          3,060        2,557
                                                       --------       --------     --------
Total qualifying capital                               $ 37,868       $ 32,003     $ 31,557
                                                       ========       ========     ========

Risk-adjusted total assets
 (including off-balance-sheet exposures)               $241,202       $287,856     $244,648
                                                       ========       ========     ========

Tier 1 risk-based capital ratio                           14.26%         10.05%       11.85%
Total risk-based capital ratio                            15.53%         11.12%       12.90%
Tier 1 leverage ratio                                     10.21%          7.02%        8.37%


                                                      Tier 1 Risk-   Total Risk-    Tier 1
The Bank's capital ratios at December 31, 001 were:      Based          Based      Leverage
                                                      ------------   -----------   --------
                                                          13.03%         14.30%       9.33%

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

The Company's loans-to-assets ratio and loans-to-funds ratio increased from 2000 to 2001. The loans-to-assets ratio at December 31, 2001 was 73.95% compared to 66.4% at December 31, 2000, and the loans-to-funds ratio at December 31, 2001 was 84.71% compared to 73.4% at December 31, 2000. The amount of advances from the Federal Home Loan Bank were approximately $31.2 million at December 31, 2001 compared to $32.4 million at December 31, 2000. Management expects to continue using these advances as a source of funding. Additionally, the Company had approximately $58.6 million of unused lines of credit for federal funds purchases and $56.9 million of securities available-for-sale at December 31, 2001 as sources of liquidity.

The Company depends on dividends from CapitalBank as its primary source of liquidity. The ability of CapitalBank to pay dividends is subject to general regulatory restrictions which may, but are not expected to, have a material impact on the liquidity available to the Company. The Company paid stock dividends in September 1998, June 2000 and May 2001 and may do so in the future. The Company paid cash dividends in September 2001, December 2001 and has declared a cash dividend for March 2002.

Accounting Rule Changes

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 eliminates the pooling of interests method of accounting for business combinations and requires the use of the purchase method. The Statement also requires that intangible assets be reported separately from goodwill. This Statement is effective for all transactions initiated after June 30, 2001. Under SFAS 142, goodwill is no longer subject to amortization; however, it should be evaluated for impairment on at least an annual basis and adjusted to its fair value. In addition, an acquired intangible should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of intent to do so. However, the FASB recommends that financial institutions continue to follow the basic guidelines of SFAS 72 in recording and amortizing goodwill and other unidentifiable intangible assets. The Company adopted SFAS 141 on July 1, 2001. SFAS 142 is effective for entities with fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS 142 on January 1, 2002. The adoption of these Statements will not have any impact on the consolidated financial statements.

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which as amended by SFAS 137 and SFAS 138 is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The accounting for changes in the fair value of a derivative depends on how the derivative is used and how the derivative is designated. The Company adopted SFAS 133 on January 1, 2001. The adoption of SFAS 133 did not have any impact on the consolidated financial statements since the Company did not have any derivative instruments nor any derivative instruments embedded in other contracts in 2001.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and its subsidiary are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Impact of Off-Balance Sheet Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to a customer at predetermined interest rates as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee a customer's performance to a third party and have essentially the same credit risk as other lending facilities. Standby letters of credit often expire without being used.

The Company uses the same credit underwriting procedures for commitments to extend credit and standby letters of credit as we do for our on-balance sheet instruments. The credit worthiness of each borrower is evaluated and the amount of collateral, if deemed necessary, is based on the credit evaluation. Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

The Company is not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments or that could significantly impact earnings.

As of December 31, 2001 our commitments to extend credit totaled $45,676,000 and our standby letters of credit totaled $2,348,000. Management believes that through various sources of liquidity, we have the necessary resources to meet obligations arising from these financial commitments. Our experience has been that a significant portion of these commitments often expire without being used.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Information called for by PART III (Items 10, 11, 12 and 13) of this Report on Form 10-K has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended December 31, 2001 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement.

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

                                         COMMUNITY CAPITAL CORPORATION


Dated: March 27, 2002                    By: /s/ William G. Stevens
                                            ------------------------------------
                                         William G. Stevens
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                             Title                          Date
          ---------                             -----                          ----
  /s/ William G. Stevens         President (Principal Executive           March 27, 2002
------------------------------   Officer) and Director
William G. Stevens


  /s/ R. Wesley Brewer           Chief Financial Officer (Principal       March 27, 2002
------------------------------   Financial and  Accounting Officer) and
R. Wesley Brewer                 Secretary


            *                    Assistant Secretary and Director         March 27, 2002
------------------------------
Patricia C. Edmonds


            *                    Director                                 March 27, 2002
------------------------------
David P. Allred


            *                    Director                                 March 27, 2002
------------------------------
Earl H. Bergen


            *                    Director                                 March 27, 2002
------------------------------
Harold Clinkscales, Jr.


            *                    Director                                 March 27, 2002
------------------------------
Robert C. Coleman


            *                    Director                                 March 27, 2002
------------------------------
John W. Drummond


            *                    Director                                 March 27, 2002
------------------------------
Wayne Q. Justesen, Jr.



            *                    Director                                 March 27, 2002
------------------------------
B. Marshall Keys


            *                    Director                                 March 27, 2002
------------------------------
Clinton C. Lemon, Jr.


            *                    Director                                 March 27, 2002
------------------------------
Miles Loadholt


            *                    Director                                 March 27, 2002
------------------------------
Thomas C. Lynch, Jr.


            *                    Director                                 March 27, 2002
------------------------------
H. Edward Munnerlyn


            *                    Director                                 March 27, 2002
------------------------------
George B. Park


            *                    Director                                 March 27, 2002
------------------------------
Joseph H. Patrick, Jr.


            *                    Director                                 March 27, 2002
------------------------------
William W. Riser, Jr.


            *                    Director                                 March 27, 2002
------------------------------
George D. Rodgers


            *                    Director                                 March 27, 2002
------------------------------
Charles J. Rogers


            *                    Director                                 March 27, 2002
------------------------------
Thomas E. Skelton


            *                    Director                                 March 27, 2002
------------------------------
Lex D. Walters


*By: /s/ William G. Stevens                                               March 27, 2002
    --------------------------
    (William G. Stevens) (As
    Attorney-in-Fact for each
    of the persons indicated)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          COMMUNITY CAPITAL CORPORATION

Independent Accountants' Report.........................................................................................F-2

Consolidated Balance Sheets at December 31, 2001 and 2000...............................................................F-3

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, 1999, and 1998.......................F-4

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
       For the Years Ended December 31, 2001, 2000, 1999, and 1998......................................................F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, 1999, and 1998.......................F-6

Notes to Consolidated Financial Statements..............................................................................F-7

                       TOURVILLE, SIMPSON & CASKEY, L.L.P.

                          CERTIFIED PUBLIC ACCOUNTANTS
                              POST OFFICE BOX 1769
                         COLUMBIA, SOUTH CAROLINA 29202

                            TELEPHONE (803) 252-3000
                               FAX (803) 252-2226

WILLIAM E. TOURVILLE, CPA                                MEMBER AICPA SEC AND
HARRIET S. SIMPSON, CPA, CISA, CDP                       PRIVATE COMPANIES
R. JASON CASKEY, CPA                                     PRACTICE SECTIONS
    -------------
JOHN T. DRAWDY, JR., CPA
TIMOTHY R. ALFORD, CPA
W. CLAYTON HESLOP, CPA
TIMOTHY S. VOGEL, CPA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Community Capital Corporation
Greenwood, South Carolina

We have audited the accompanying consolidated balance sheets of Community Capital Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Capital Corporation as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Tourville, Simpson & Caskey, L.L.P.

Tourville, Simpson & Caskey, L.L.P.
Columbia, South Carolina
January 18, 2002

                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

 (Dollars in thousands)                                                        2001        2000
                                                                             --------    --------
Assets:
 Cash and cash equivalents:
  Cash and due from banks                                                    $  9,275    $  8,736
  Interest-bearing deposit accounts                                                16         599
                                                                             --------    --------
     Total cash and cash equivalents                                            9,291       9,335
                                                                             --------    --------

 Investment securities:
  Securities available-for-sale                                                56,851      99,951
  Securities held-to-maturity (estimated fair value of $550 and $590
   at December 31, 2001 and 2000, respectively)                                   550         590
  Nonmarketable equity securities                                               5,405       5,500
                                                                             --------    --------
     Total investment securities                                               62,806     106,041
                                                                             --------    --------

 Loans receivable                                                             251,947     280,506
  Less allowance for loan losses                                               (4,103)     (3,060)
                                                                             --------    --------
  Loans, net                                                                  247,844     277,446
 Premises and equipment, net                                                   10,372      14,958
 Accrued interest receivable                                                    2,008       3,555
 Intangible assets                                                              4,338       6,778
 Cash surrender value of life insurance                                         2,212       1,801
 Other assets                                                                   1,811       2,336
                                                                             --------    --------
     Total assets                                                            $340,682    $422,250
                                                                             ========    ========

Liabilities:
 Deposits:
  Noninterest-bearing transaction accounts                                   $ 25,083    $ 32,197
  Interest-bearing transaction accounts                                       233,247     300,779
                                                                             --------    --------
     Total deposits                                                           258,330     332,976
                                                                             --------    --------
 Federal funds purchased and securities sold under agreements to repurchase     7,464      12,173
 Advances from the Federal Home Loan Bank                                      31,270      32,399
 Long-term debt                                                                    --       4,845
 Obligations under capital leases                                                 940       1,121
 Accrued interest payable                                                       1,052       2,465
 Other liabilities                                                              2,353       1,127
                                                                             --------    --------
     Total liabilities                                                        301,409     387,106
                                                                             --------    --------

(Commitments and contingencies - Notes 5, 12, and 16)

Shareholders' equity:
 Common stock, $1.00 par value; 10,000,000 shares authorized;
  3,559,309 and 3,300,395 shares issued and outstanding at December 31,
  2001 and 2000, respectively                                                   3,559       3,300
 Capital surplus                                                               32,548      30,826
 Accumulated other comprehensive income (loss)                                    168        (578)
 Retained earnings                                                              4,933       1,984
 Treasury stock, at cost (2001 - 189,024 shares, 2000 - 45,759 shares)         (1,935)       (388)
                                                                             --------    --------
     Total shareholders' equity                                                39,273      35,144
                                                                             --------    --------
     Total liabilities and shareholders' equity                              $340,682    $422,250
                                                                             ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                      Consolidated Statements of Operations
              for the years ended December 31, 2001, 2000, and 1999

 (Dollars in thousands, except for per share data)      2001      2000      1999
                                                      -------   -------   -------
Interest income:
 Loans, including fees                                $22,356   $23,501   $16,613
 Investment securities:
  Taxable                                               3,053     4,593     5,037
  Tax-exempt                                            1,251     1,314     1,220
  Nonmarketable equity securities                         226       308       295
 Federal funds sold and other                              75         6        34
                                                      -------   -------   -------
     Total interest income                             26,961    29,722    23,199
                                                      -------   -------   -------

Interest expense:

 Deposits                                              11,046    12,527     9,702
 Advances from the Federal Home Loan Bank               1,958     1,931       865
 Federal funds purchased and securities sold
  under agreements to repurchase                          411     1,772     1,169
 Long-term debt                                           156       286        80
 Obligations under capital leases                         104       120        34
                                                      -------   -------   -------
     Total interest expense                            13,675    16,636    11,850
                                                      -------   -------   -------

Net interest income                                    13,286    13,086    11,349
Provision for loan losses                               1,920       471     1,037
                                                      -------   -------   -------
Net interest income after provision for loan losses    11,366    12,615    10,312
                                                      -------   -------   -------

Other operating income:
 Service charges on deposit accounts                    2,128     1,706     1,513
 Gain on sale of nonmarketable equity securities          290        --        --
 Gain on sales of securities available-for-sale            --        --       175
 Residential mortgage origination fees                    822       503       672
 Commissions from sales of mutual funds                    32       105        54
 Income from fiduciary activities                         131       129        98
 Gain on sale of branches                               5,791        --        --
 Gain on sale of Community Trust Company                   --       150        --
 Gain on sale of premises and equipment                    37        --        --
 Other operating income                                   883       710       668
                                                      -------   -------   -------
     Total operating income                            10,114     3,303     3,180
                                                      -------   -------   -------

Other operating expenses:
 Salaries and employee benefits                         6,522     6,787     5,690
 Net occupancy expense                                    749       880       819
 Amortization of intangible assets                      2,440       612       537
 Furniture and equipment expense                        1,440     1,631     1,178
 Other operating expenses                               3,951     4,066     3,790
                                                      -------   -------   -------
     Total operating expenses                          15,102    13,976    12,014
                                                      -------   -------   -------

Income before income taxes                              6,378     1,942     1,478
Income tax expense                                      1,900       290       150
                                                      -------   -------   -------

Net income                                            $ 4,478   $ 1,652   $ 1,328
                                                      =======   =======   =======

Earnings per share:
 Basic earnings per share                             $  1.31   $  0.48   $  0.40
 Diluted earnings per share                              1.26      0.48      0.40

The accompanying notes are an integral part of the consolidated financial statements.

  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive
          Income for the years ended December 31, 2001, 2000, and 1999

                                                                     Accumulated
(Dollars in thousands)           Common Stock                       Other
                              -------------------    Capital    Comprehensive    Retained    Treasury
                                Shares     Amount    Surplus       Income        Earnings      Stock      Total
                              ---------    ------    -------    -------------    --------    --------    -------
Balance,                      3,092,268    $3,092    $29,598       $   732        $     8                $33,430
 December 31, 1998

Net income                                                                          1,328                  1,328
Other comprehensive                                                 (3,534)                               (3,534)
                                                                                                         -------
 income, net
 of tax effects
Comprehensive
  income                                                                                                  (2,206)
                                                                                                          ------

Sales of stock to ESOP           27,871        28        229                                                 257

Stock options exercised           2,672         3         19                                                  22

Purchase of treasury                                                                             (285)      (285)
                              ---------    ------    -------       -------        -------     -------    -------
 stock (33,521 shares)
Balance,                      3,122,811     3,123     29,846        (2,802)         1,336        (285)    31,218
 December 31, 1999

Net income                                                                          1,652                  1,652
Other comprehensive                                                  2,224                                 2,224
                                                                                                         -------
 income, net
 of tax effects
Comprehensive                                                                                              3,876
                                                                                                         -------
 income

Sales of stock to ESOP           21,447        21        122                                                 143

5% stock dividend               156,137       156        858                       (1,004)        (14)        (4)

Purchase of treasury                                                                              (89)       (89)
                              ---------    ------    -------       -------        -------     -------    -------
 stock (12,238 shares)
Balance,                      3,300,395     3,300     30,826          (578)         1,984        (388)    35,144
 December 31, 2000

Net income                                                                          4,478                  4,478
Other comprehensive                                                    746                                   746
                                                                                                         -------
 income, net
 of tax effects
Comprehensive                                                                                              5,224
                                                                                                         -------
 income

Dividends paid ($0.06 per                                                            (209)                  (209)
 share)

Stock options exercised          94,526        95        555                                                 650

5% stock dividend               164,388       164      1,167                       (1,320)        (18)        (7)
Purchase of treasury
 stock (143,265 shares)                                                                        (1,529)    (1,529)
                               ---------    ------    -------       -------        -------     -------    -------
 Balance, December 31, 2001    3,559,309    $3,559    $32,548       $   168        $ 4,933     $(1,935)   $39,273
                               =========    ======    =======       =======        =======     =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

                      Consolidated Statements of Cash Flows
              for the years ended December 31, 2001, 2000, and 1999

 (Dollars in thousands)                                             2001       2000        1999
                                                                 --------    --------    --------
Cash flows from operating activities:
 Net income                                                      $  4,478    $  1,652    $  1,328
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                                    1,476       1,638       1,749
   Provision for possible loan losses                               1,920         471       1,037
   Deferred income tax benefit                                       (404)       (180)       (234)
   Amortization of intangible assets                                2,440         612         537
   Premium amortization less accretion on securities                  164         152         132
   Amortization of deferred loan costs and fees, net                  155        (163)       (153)
   Net gain on sales or calls of securities available-for-sale         --          --        (175)
   Net gain on sales of nonmarketable equity securities              (290)         --          --
   Proceeds of sales of residential mortgages                      27,140      15,567      26,435
   Disbursements for residential mortgages held-for-sale          (29,323)    (16,425)    (27,452)
   (Increase) decrease in interest receivable                       1,134        (563)       (247)
   Increase (decrease) in interest payable                         (1,102)        727        (363)
   Gain on sale of premises and equipment                             (37)        (34)         --
   Gain on sale of other real estate                                   --          (2)         --
   Increase in other assets                                           (29)       (284)     (1,012)
   Increase (decrease) in other liabilities                         1,069       1,132        (551)
                                                                 --------    --------    --------
     Net cash provided by operating activities                      8,791       4,300       1,031
                                                                 --------    --------    --------

Cash flows from investing activities:
 Net increase in loans made to customers                          (19,372)    (39,013)    (46,218)
 Proceeds from sales of securities available-for-sale                  --          --      28,718
 Proceeds from maturities of securities available-for-sale         44,816       6,638      12,969
 Purchases of securities available-for-sale                          (750)         --     (35,148)
 Proceeds from maturities of securities held-to-maturit                40          30          30
 Proceeds from sales of nonmarketable equity securitie                385          16         633
 Purchase of nonmarketable equity securities                           --        (581)       (745)
 Purchase of premises and equipment                                  (309)     (3,146)     (4,632)
 Proceeds from sales of premises and equipment                        128         363          --
 Proceeds from sales of other real estate                              58         574          --
 Proceeds from the sale of Community Trust Compan                      --         150          --
 Acquisition of branches                                               --      13,570          --
 Net cash outflow from sale of branches                           (14,196)         --          --
                                                                 --------    --------    --------
     Net cash provided (used) by investing activities              10,800     (21,399)    (44,393)
                                                                 --------    --------    --------

Cash flows from financing activities:
 Net increase in demand  and savings accounts                      18,826      20,226      13,335
 Net increase (decrease) in time deposits                         (26,683)     19,773     (16,208)
 Net increase (decrease) in federal funds purchased                (4,709)    (37,277)     34,691
  and securities sold under agreements to repurchase
 Proceeds from advances from the Federal  Home Loan Bank               --      37,600      18,800
 Repayments of Federal Home Loan Bank advances                     (1,129)    (25,930)     (7,505)
 Proceeds from advances from long-term debt                           300       7,770       2,125
 Repayments of advances from long-term debt                        (5,145)     (4,500)     (3,475)
 Dividends paid                                                      (209)         --          --
 Proceeds from exercise of stock options                              650          --          22
 Proceeds from stock sales to employee benefit plan                    --         142         257
 Cash paid in lieu of fractional shares                                (7)         (3)         --
 Purchase of treasury stock                                        (1,529)        (89)       (285)
                                                                 --------    --------    --------
     Net cash provided (used) by financing activities             (19,635)     17,712      41,757
                                                                 --------    --------    --------
Net increase (decrease) in cash and cash equivalents                  (44)        613      (1,605)
Cash and cash equivalents, beginning of period                      9,335       8,722      10,327
                                                                 --------    --------    --------
Cash and cash equivalents, end of period                         $  9,291    $  9,335    $  8,722
                                                                 ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation - Community Capital Corporation (the Company) serves as a
---------------------
bank holding company for CapitalBank (CapitalBank). The Bank was formed on January 1, 2001, during a restructuring that consolidated the Company's operations into a single subsidiary. CapitalBank operates twelve branches throughout South Carolina. The Bank offers a full range of banking services, including a wealth management group featuring a wide array of financial services, with personalized attention, local decision making and strong emphasis on the needs of individuals and small to medium-sized businesses.

The Company was formed in 1988 to serve as a holding company for Greenwood National Bank, which later changed its name to Greenwood Bank & Trust (the "Greenwood Bank"). In 1994 the Company made the decision to expand beyond Greenwood County by creating an organization of independent banks in four additional markets. In June 1995, the Company opened Clemson Bank and Trust (the "Clemson Bank") in Clemson, South Carolina. In 1996 and 1997, the Company opened Community Bank and Trust (the "Barnwell Bank"), The Bank (the "Belton Bank"), and Mid State Bank (the "Newberry Bank"). The Company formed a separate trust organization in 1997 known as Community Trust Company. In May 2000, Community Trust Company was sold. During 1997 and 1998, the Company also acquired several Carolina First branches.

As discussed, on January 1, 2001, the Company merged the five subsidiary banks into one bank charter known as CapitalBank. The Company made the decision to restructure the organization into one bank in order to improve operational efficiencies, provide new opportunities for employees, and improve service to customers. Customers will receive the benefit of being able to transact business at any of CapitalBank's branches, through the ATM network, and through the internet banking products. Additionally, management believes that the new centralized credit function will provide additional controlled decisions while streamlining the credit process. Centralized deposit pricing will support management's strategy from market to market. It is believed that the name recognition will be enhanced.

The accounting and reporting policies of the Company reflect industry practices and conform to generally accepted accounting principles in all material respects. The consolidated financial statements include the accounts of the Company and CapitalBank. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates - In preparing the financial statements, management is required
----------------
to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including valuation allowances for impaired loans, the carrying amount of real estate acquired in connection with foreclosures or in satisfaction of loans, and the assumptions used in computing the fair value of stock options granted and the pro forma disclosures required by Statement of Financial Accounting Standards
(SFAS) 123. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Securities Available-for-sale - Securities available-for-sale by the Company are
-----------------------------
carried at amortized cost and adjusted to estimated fair value by recording the aggregate unrealized gain or loss in a valuation account. Management does not actively trade securities classified as available-for-sale. Reductions in fair value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis in the security. Generally, amortization of premiums and accretion of discounts are charged or credited to earnings on a straight-line basis over the life of the securities. The adjusted cost basis of securities available-for-sale is determined by specific identification and is used in computing the gain or loss from a sales transaction.

---------------------------------------------------

Securities Held-To-Maturity - Securities held-to-maturity are those securities
---------------------------
which management has the intent and the Company has the ability to hold until maturity. Securities held-to-maturity are carried at cost and adjusted for amortization of premiums and accretion of discounts, both computed by the straight-line method. Reductions in fair value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security.

Nonmarketable Equity Securities - Nonmarketable equity securities include the
-------------------------------
costs of the Company's investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank. The stocks have no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required for state-chartered member banks. Investment in Federal Home Loan Bank stock is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to secure the borrowings. At December 31, 2001 and 2000, the investment in Federal Reserve Bank stock was $1,037,150 and $826,000, respectively. At both December 31, 2001 and 2000, the investment in Federal Home Loan Bank stock was $2,047,700.

The Company has invested in the stock of four unrelated financial institutions. The Company owns less than five percent of the outstanding shares of each institution, and the stocks either have no quoted market value or are not readily marketable. At December 31, 2001 and 2000, the investments in the stock of the unrelated financial institutions, at cost, were $1,820,144 and $2,125,462, respectively. The Company also invested in a financial services company that offers internet banking. The Company's investment in the stock of this institution was $500,000 at December 31, 2001 and 2000.

Loans - Loans are recorded at their unpaid principal balance. Direct loan
-----
origination costs and loan origination fees are deferred and amortized over the lives of the loans as an adjustment to yield. Unamortized net deferred loans costs included in loans at December 31, 2001 and 2000 were $134,008 and $217,953, respectively.

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

Allowance for Loan Losses - Management provides for losses on loans through
-------------------------
specific and general charges to operations and credits such charges to the allowance for loan losses. Specific provision for losses is determined for identified loans based upon estimates of the excess of the loan's carrying value over the net realizable value of the underlying collateral. General provision for loan losses is estimated by management based upon factors including industry loss experience for similar lending categories, actual loss experience, delinquency trends, as well as prevailing and anticipated economic conditions. While management uses the best information available to make evaluations, future adjustment to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Delinquent loans are charged against the allowance at the time they are determined to be uncollectible. Recoveries are added to the allowance.

Residential Mortgages Held For Sale - The Company's mortgage activities are
-----------------------------------
comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgages and selling mortgages to investors under pre-existing commitments. Funded residential mortgages held temporarily for sale to investors are recorded at cost which approximates the market value. Application and origination fees collected by the Company is recognized as income upon sale to the investor.

---------------------------------------------------

Premises and Equipment - Premises and equipment are stated at cost, less
----------------------
accumulated depreciation. Gain or loss on retirement of premises and equipment is recognized in the statements of operations when incurred. Expenditures for maintenance and repairs are charged to expense; betterments and improvements are capitalized. Depreciation charges are computed principally on the straight-line method over the estimated useful lives as follows: building and improvements - 40 years; furniture, fixtures and equipment - 3 to 15 years.

Other Real Estate Owned - Other real estate owned includes real estate acquired
-----------------------
through foreclosure and loans accounted for as in-substance foreclosures. Collateral is considered foreclosed in-substance when the borrower has little or no equity in the fair value of the collateral, proceeds for repayment of the debt can be expected to come only from the sale of the collateral, and it is doubtful that the borrower can rebuild equity or otherwise repay the loan in the foreseeable future. Other real estate owned is carried at the lower of cost (principal balance at the date of foreclosure) or fair value minus estimated costs to sell. Any write-downs at the date of acquisition are charged to the allowance for possible loan losses. Expenses to maintain such assets, subsequent changes in the valuation allowance, and gains and losses on disposal are included in other expenses.

Intangible Assets - Intangible assets consist of goodwill and core deposit
-----------------
premiums resulting from the Company's acquisitions. The core deposit premiums are being amortized over fifteen years using the straight-line method, and goodwill is being amortized over five years using the straight-line method.

Stock-Based Compensation - SFAS 123, Accounting for Stock-Based Compensation,
------------------------
allows a company to either adopt the fair value method or continue using the intrinsic valuation method presented under Accounting Principles Board (APB) Opinion 25 to account for stock-based compensation. The fair value method recommended in SFAS 123 requires compensation cost to be measured at the grant date based on the value of the award and to be recognized over the service period. The intrinsic value method measures compensation cost based on the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. The Company has elected to continue using APB Opinion 25 to account for stock options granted and has disclosed in the footnotes pro forma net income and earnings per-share information as if the fair value method had been used.

Income Taxes - The income tax provision is the sum of amounts currently payable
------------
to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting and tax bases of certain assets and liabilities, principally the allowance for loan losses and depreciable premises and equipment.

Cash Flow Information - For purposes of reporting cash flows, the Company
---------------------
considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from depository institutions, interest-bearing deposit accounts, and federal funds sold. Generally, federal funds are sold for one-day periods.

The following summarizes supplemental cash flow information for 2001, 2000, and 1999:

(Dollars in thousands)                                        2001      2000      1999
                                                            -------   -------   -------
Cash paid for interest                                      $15,088   $15,469   $12,213
Cash paid for income taxes                                      690       346       434

Supplemental noncash investing and financing activities:
  Foreclosures on loans                                         148       577        --

Transfer from retained earnings to common stock and
  capital surplus to record stock dividends                   1,331     1,014        --

Change in unrealized gain or loss on securities available
  for sale, net of tax                                          746     2,224    (3,534)

---------------------------------------------------

Concentrations of Credit Risk - Financial instruments, which potentially subject
-----------------------------
the Company to concentrations of credit risk, consist principally of loans receivable, securities, federal funds sold and amounts due from banks. Management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions. Although the Company's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on business and economic conditions in the upstate region of South Carolina. Management does not believe credit risk is associated with obligations of the United States, its agencies or its corporations. The Company places its deposits and correspondent accounts with and sells its federal funds to high credit quality institutions. By policy, time deposits are limited to amounts insured by the Federal Deposit Insurance Corporation. Management believes credit risk associated with correspondent accounts is not significant.

Per-Share Data - Basic earnings per share is computed by dividing net income by
--------------
the weighted-average number of shares outstanding for the period excluding the effects of any dilutive potential common shares. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under the Company's stock option plan is reflected in diluted earnings per share by the application of the treasury stock method.

Share and per-share data have been restated to reflect the 5% stock dividends issued in May 2001, June 2000, and September 1998.

Comprehensive Income - Accounting principles generally require that recognized
--------------------
revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

                                                               Year Ended December 31,
                                                             --------------------------
(Dollars in thousands)                                        2001     2000      1999
                                                             ------   -------   -------
Unrealized holding gains (losses) on available-for-sale
 securities                                                  $1,130   $ 3,370   $(5,180)
Reclassification adjustment for (gains) losses realized in
 income                                                          --        --      (175)
                                                             ------   -------   -------

Net unrealized gains (losses) on securities                   1,130     3,370    (5,355)

Tax effect                                                     (384)   (1,146)    1,821
                                                             ------   -------   -------

Net-of-tax amount                                            $  746   $ 2,224   $(3,534)
                                                             ======   =======   =======

Common Stock Owned by the Employee Stock Ownership Plan (ESOP) - ESOP purchases
--------------------------------------------------------------
and redemptions of the Company's common stock are at estimated fair value. Dividends on ESOP shares are charged to retained earnings. All shares held by the ESOP are treated as outstanding for purposes of computing earnings per share.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business,
---------------------------------------
the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Recent Accounting Pronouncements - In July 2001, the Financial Accounting
--------------------------------
Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 eliminates the pooling of interests method of accounting for business combinations and requires the use of the purchase method. The Statement also requires that intangible assets be reported separately from goodwill. This Statement is effective for all transactions initiated after June 30, 2001. Under SFAS 142, goodwill is no longer subject to amortization; however, it should be evaluated for impairment on at least an annual basis and adjusted to its fair value. In addition, an acquired intangible should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of intent to do so. However, the FASB recommends that financial institutions continue to follow the basic guidelines of SFAS 72 in recording and amortizing goodwill and other unidentifiable intangible assets. The Company adopted SFAS 141 on July 1, 2001. SFAS 142 is effective for entities with fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS 142 on January 1, 2002. The adoption of these Statements will not have any impact on the consolidated financial statements.

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which as amended by SFAS 137 and SFAS 138 is effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The accounting for changes in the fair value of a derivative depends on how the derivative is used and how the derivative is designated. The Company adopted SFAS 133 on January 1, 2001. The adoption of SFAS 133 did not have any impact on the consolidated financial statements since the Company did not have any derivative instruments nor any derivative instruments embedded in other contracts in 2001.

Reclassifications - Certain captions and amounts in the 2000 and 1999 financial
-----------------
statements were reclassified to conform with the 2001 presentation.

Accounting for Transfers of Financial Assets - A sale is recognized when the
--------------------------------------------
Company relinquishes control over a financial asset and is compensated for such asset. The difference between the net proceeds received and the carrying amount of the financial asset being sold or securitized is recognized as a gain or loss on the sale.

NOTE 2 - SALE OF BRANCHES
-------------------------

On January 29, 2001, CapitalBank entered into a Purchase and Assumption Agreement to sell certain assets and deposits of five of its branches to Enterprise Bank of South Carolina. The branches included in the transaction were Barnwell, Blackville, Springfield, Salley, and Williston. As of May 14, 2001, CapitalBank sold the five branches, which had approximately $67,100,000 in deposits.

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

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS
------------------------------------------------

The Company is required to maintain average reserve balances computed as a percentage of deposits. At December 31, 2001, the required cash reserves were satisfied by vault cash on hand and amounts due from correspondent banks.

NOTE 4 - INVESTMENT SECURITIES
------------------------------

Securities available-for-sale at December 31, 2001 and 2000 consisted of the following:

                                                          Gross Unrealized
                                              Amortized   ----------------   Estimated Fair
(Dollars in thousands)                          Cost      Gains    Losses        Value
                                              ---------   -----   --------   --------------
December 31, 2001
U.S. Government agencies and corporations     $ 12,770    $378     $   --       $13,148
Obligations of state and local governments      24,965     314        491        24,788
Obligations of corporations                        750      --         --           750
                                              --------    ----     ------       -------
                                                38,485     692        491        38,686
Mortgage-backed securities                      18,112     142         89        18,165
                                              --------    ----     ------       -------

Total                                         $ 56,597    $834     $  580       $56,851
                                              ========    ====     ======       =======

December 31, 2000
U.S. Government agencies and corporations     $ 50,544    $  2     $  528       $50,018
Obligations of state and local governments      26,021     298        306        26,013
                                              --------    ----     ------       -------
                                                76,565     300        834        76,031
Mortgage-backed securities                      24,262       5        347        23,920
                                              --------    ----     ------       -------

Total                                         $100,827    $305     $1,181       $99,951
                                              ========    ====     ======       =======

Securities held-to-maturity as of December 31, 2001 and 2000 consisted of the following:

(Dollars in thousands)                                    Gross Unrealized
                                              Amortized   ----------------   Estimated Fair
December 31, 2001                               Cost      Gains    Losses       Value
                                              ---------   -----   --------   --------------
Obligations of state and local governments       $550      $--      $--           $550
                                                 ====      ===      ===           ====

December 31, 2000
Obligations of state and local governments       $590      $--      $--           $590
                                                 ====      ===      ===           ====

------------------------------

The following table summarizes the maturities of securities available-for-sale and held-to-maturity as of December 31, 2001, based on the contractual maturities. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

                                                     Securities                   Securities
                                                 Available-For-Sale            Held-To-Maturity
                                             --------------------------   --------------------------
                                             Amortized   Estimated Fair   Amortized   Estimated Fair
(Dollars in thousands)                         Cost           Value         Cost          Value
                                             ---------   --------------   ---------   --------------
Due in one year or less                       $ 5,174       $ 5,284         $ --          $ --
Due after one year but within five years        9,007         9,312           --            --
Due after five years but within  ten years      5,671         5,855          550           550
Due after ten years                            18,633        18,235           --            --
                                              -------       -------         ----          ----
                                               38,485        38,686          550           550
Mortgage-backed securities                     18,112        18,165           --            --
                                              -------       -------         ----          ----

Total                                         $56,597       $56,851         $550          $550
                                              =======       =======         ====          ====

There were no sale of securities available for sale in 2001 or 2000. Proceeds from sales of securities available-for-sale during 1999 were $28,718,000, resulting in gross realized gains of $176,000 along with gross realized losses of $1,000. There were no sales of securities held-to-maturity in 2001, 2000, or 1999.

At December 31, 2001 and 2000, securities having amortized costs of approximately $51,234,360 and $80,009,953, respectively, and estimated fair values of $51,967,647 and $79,350,365, respectively, were pledged as collateral for short-term borrowings, to secure public and trust deposits, and for other purposes as required and permitted by law.

NOTE 5 - LOANS RECEIVABLE
-------------------------

Loans receivable at December 31, 2001 and 2000, are summarized as follows:

(Dollars in thousands)                                     2001        2000
                                                         --------   --------
Commercial and industrial                                $ 33,395   $ 52,005
Real estate                                               177,821    171,502
Home equity                                                18,939     20,947
Consumer - installment                                     16,915     32,243
Consumer - credit card and checking                         1,312      1,478
Residential mortgages held-for-sale and other               3,565      2,331
                                                         --------   --------

    Total gross loans                                    $251,947   $280,506
                                                         ========   ========

At December 31, 2001, 2000, and 1999, the Company had sold participations in loans aggregating $9,518,000, $39,689,000, and $14,819,000, respectively, to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and fund loans of qualified borrowers (see Note 1). Funded loans are sold without recourse to investors at face value under the terms of pre-existing commitments. The Company does not sell residential mortgages having market or interest rate risk. The Company does not service residential mortgage loans for the benefit of others.

At December 31, 2001 and 2000, the Company had pledged approximately $41,693,000 and $14,132,000, respectively, of loans on residential real estate as collateral for advances from the Federal Home Loan Bank (see Note 10).

-------------------------

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

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected. At December 31, 2001 and 2000, management reviewed its problem loan watch list and determined that no impairment on loans existed that would have a material effect on the Company's consolidated financial statements. At December 31, 2001 and 2000, the Company had nonaccrual loans of approximately $1,567,000 and $637,000, respectively, for which impairment had not been recognized.

An analysis of the allowance for loan losses for the years ended December 31, 2001, 2000, and 1999, is as follows:

(Dollars in thousands)                            2001     2000      1999
                                                 ------   ------   -------
Balance, beginning of year                       $3,060   $2,557   $ 2,399
Provision charged to operations                   1,920      471     1,037
Recoveries on loans previously charged-off           98      237       163
Loans charged-off                                  (975)    (540)   (1,042)
Reserves related to acquisitions                     --      335        --
                                                 ------   ------   -------

Balance, end of year                             $4,103   $3,060   $ 2,557
                                                 ======   ======   =======

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

At December 31, 2001 and 2000, the Company had unfunded commitments, including standby letters of credit, of $45,676,000 and $49,342,000, of which $2,348,000 and $8,027,000, respectively, were unsecured. At December 31, 2001, the Company was not committed to lend additional funds to borrowers having loans in nonaccrual status.

NOTE 6- PREMISES AND EQUIPMENT
------------------------------
Premises and equipment at December 31, 2001 and 2000, consisted of the following:

(Dollars in thousands)                                     2001     2000
                                                         -------   -------
Land                                                     $ 2,132   $ 2,477
Building and land improvements                             6,844     9,665
Furniture and equipment                                    5,862     7,429
                                                         -------   -------
   Total                                                  14,838    19,571
Less, accumulated depreciation                             4,466     4,613
                                                         -------   -------
   Premises and equipment, net                           $10,372   $14,958
                                                         =======   =======

During 2001 and 2000, the Company capitalized approximately $3,000 and $8,000, respectively, of interest on the construction of buildings.

NOTE 7 - INTANGIBLE ASSETS
--------------------------
Intangible assets, net of accumulated amortization, at December 31, 2001 and 2000 are summarized as follows:

(Dollars in thousands)                                    2001      2000
                                                         ------    ------
Core deposit premium                                     $4,285    $6,548
Goodwill                                                     53       230
                                                         ------    ------

                                                         $4,338    $6,778
                                                         ======    ======

NOTE 8 - DEPOSITS
-----------------
The following is a summary of deposit accounts as of December 31, 2001 and 2000:

(Dollars in thousands)                                     2001       2000
                                                         --------   --------
Noninterest-bearing demand deposits                      $ 25,083   $ 32,197
Interest-bearing demand deposits                           32,503     50,613
Money market accounts                                      61,863     58,343
Savings                                                    26,653     30,543
Certificates of deposit and other time deposits           112,228    161,280
                                                         --------   --------

Total deposits                                           $258,330   $332,976
                                                         ========   ========

At December 31, 2001 and 2000, certificates of deposit of $100,000 or more totaled approximately $39,592,000 and $46,826,000, respectively. Interest expense on these deposits was approximately $2,231,000, $2,133,000, and $1,428,000 in 2001, 2000 and 1999, respectively.

-----------------

Scheduled maturities of certificates of deposit and other time deposits as of December 31, 2001 were as follows:

(Dollars in thousands)
Maturing In                                         Amount
-----------                                        --------
2002                                               $ 99,560
2003                                                  5,612
2004                                                  6,623
2005                                                    421
2006                                                     12
                                                   --------

 Total                                             $112,228
                                                   ========

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
-------------------------------------------------------

The Company had securities sold under agreements to repurchase which generally mature within one day. At December 31, 2001, the securities sold under agreements to repurchase totaled $5,062,000. At December 31, 2001, the amortized cost and estimated fair value of securities pledged to collateralize the repurchase agreements were $6,755,000 and $6,849,000, respectively. The securities underlying the agreements are held by a third-party custodian.

NOTE 10 - ADVANCES FROM THE FEDERAL HOME LOAN BANK
--------------------------------------------------

Advances from the Federal Home Loan Bank consisted of the following at December 31, 2001:

(Dollars in thousands)
Description                         Interest Rate   Balance
-----------                         -------------   -------
Fixed rate advances maturing:
February 3, 2003                         5.97%      $    45
March 17, 2003                           6.41%       10,000
March 17, 2005                           6.60%        5,000
October 13, 2005                         5.84%        3,000
March 26, 2008                           5.51%        1,500
February 2, 2009                         4.95%          725
March 17, 2010                           5.92%        5,000
March 30, 2010                           6.02%        2,000
March 30, 2010                           6.02%        4,000
                                                    -------

                                                    $31,270
                                                    =======

--------------------------------------------------

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

(Dollars in thousands)                      Amount
                                           --------
2002                                       $     --
2003                                         10,045
2004                                             --
2005                                          8,000
2006                                             --
After five years                             13,225
                                           --------

   Total                                   $31,270
                                           ========

As collateral, the Company had pledged first mortgage loans on one to four family residential loans aggregating $41,693,000 (see Note 5) at December 31, 2001. In addition, the Company's Federal Home Loan Bank stock is pledged to secure the borrowings. Certain advances are subject to prepayment penalties.

NOTE 11 - SHAREHOLDERS' EQUITY
------------------------------

The Company declared a 5% stock dividend for shareholders of record on May 30, 2001, June 30, 2000, and September 30, 1998. Amounts equal to the estimated fair value of the additional shares issued have been charged to retained earnings and credited to common stock and capital surplus. Dividends representing fractional shares were paid in cash. Net income per share, average shares outstanding, treasury shares, employee stock ownership plan shares, and stock option plan shares have been adjusted to reflect the stock distribution for all periods presented.

As of December 31, 2001, the Board of Directors had approved a stock repurchase plan whereby the Company could repurchase up to $3,000,000 of its outstanding shares of common stock. As of December 31, 2001, the Company had purchased 189,024 shares at a cost of $1,903,000.

The Company did not sell any shares of its common stock to its employee stock ownership plan in 2001. The Company sold 22,081 shares of its common stock to its employee stock ownership plan throughout 2000, based on the quoted market price at the time of sale.

At December 31, 2001 and 2000, the Company had authorized 2,000,000 shares of a special class of stock, par value $1.00 per share, the rights and preferences of which were to be designated as the Board of Directors should determine. At December 31, 2001 and 2000, no shares of the undesignated stock had been issued or were outstanding.

NOTE 12 - LEASES
----------------

The Company leases part of a building and land as a branch banking location from a former director. The operating lease has an initial ten-year term, which expires July 31, 2006, and is renewable, at the Company's option, for four five-year terms at an increased monthly rental. The lease requires monthly payments of $3,500 with an increase to $3,850 per month during the last five years of the initial lease term. The initial lease term ends on July 31, 2006. The monthly payments upon renewal are $4,235.

----------------

Rent expense under this operating lease agreement was $44,100 for the year ended December 31, 2001 and $42,000 for each of the years ended December 31, 2000 and 1999. Future obligations over the primary terms of the remaining long-term lease as of December 31, 2001 are as follows:

(Dollars in thousands)                      Amount
                                            ------
2002                                         $ 46
2003                                           46
2004                                           46
2005                                           46
2006                                           48
                                             ----

  Total                                      $232
                                             ====

In 2000, the Company restructured two lease agreements for certain data processing equipment. Both rental terms are for sixty months and provide for the lessee to pay certain maintenance costs.

Assets recorded under capital leases and included in premises and equipment were as follows at December 31, 2001:

(Dollars in thousands)                      Amount
                                            ------
Equipment                                   $1,432
Less, accumulated amortization                 486
                                            ------

  Net assets under capital leases           $  946
                                            ======

The future minimum capital lease payments were as follows at December 31, 2001:

(Dollars in thousands)                      Amount
                                            ------
2002                                        $  388
2003                                           387
2004                                           388
2005                                           387
                                            ------
  Total payments                             1,550
                                            ------
 Less, amount representing interest            214
 Less, amount representing maintenance         396
                                            ------

  Total obligations under capital leases    $  940
                                            ======

NOTE 13 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS
-----------------------------------------------------

The Company and CapitalBank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and CapitalBank must meet specific capital guidelines that involve quantitative measures of the Company's and CapitalBank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and CapitalBank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and CapitalBank to maintain minimum ratios (set forth in the table below) of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Tier 1 capital of the Company and CapitalBank consists of common shareholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital.

The Company and CapitalBank are also required to maintain capital at a minimum level based on average assets (as defined), which is known as the leverage ratio. Only the strongest institutions are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of the most recent regulatory examination, CapitalBank was deemed well-capitalized under the regulatory framework for prompt corrective action. To be categorized well capitalized, CapitalBank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed CapitalBank's categories.

The following tables summarize the capital ratios and the regulatory minimum requirements of the Company and CapitalBank at December 31, 2001 and the Company and the subsidiary banks at December 31, 2000.

                                                                                         To Be Well-
(Dollars in thousands)                                                                Capitalized Under
                                                                     For Capital      Prompt Corrective
                                                     Actual       Adequacy Purposes   Action Provisions
                                                ---------------   -----------------   -----------------
                                                Amount    Ratio    Amount     Ratio     Amount    Ratio
                                                -------   -----    -------    -----     -------   -----
 December 31, 2001
The Company
     Total capital (to risk-weighted assets)    $37,868   15.53%   $19,502    8.00%     $    --    N/A
     Tier 1 capital (to risk-weighted assets)    34,767   14.26%     9,751    4.00%          --    N/A
     Tier 1 capital (to average assets)          34,767   10.21%    13,621    4.00%          --    N/A

 CapitalBank
     Total capital (to risk-weighted assets)    $34,737   14.30%   $19,436    8.00%     $24,294   10.00%
     Tier 1 capital (to risk-weighted assets)    31,646   13.03%     9,718    4.00%      14,577    6.00%
     Tier 1 capital (to average assets)          31,646    9.33%    13,565    4.00%      16,957    5.00%

-----------------------------------------------------

                                                                                         To Be Well-
(Dollars in thousands)                                                                Capitalized Under
                                                                     For Capital      Prompt Corrective
                                                     Actual       Adequacy Purposes   Action Provisions
                                                ---------------   -----------------   -----------------
                                                Amount    Ratio    Amount     Ratio     Amount    Ratio
                                                -------   -----    -------    -----     ------    -----
 December 31, 2000
The Company
     Total capital (to risk-weighted assets)    $32,003   11.12%   $23,028    8.00%     $   --     N/A
     Tier 1 capital (to risk-weighted assets)    28,943   10.05%    11,514    4.00%         --     N/A
     Tier 1 capital (to average assets)          28,943    7.02%    16,482    4.00%         --     N/A

 The Greenwood Bank
     Total capital (to risk-weighted assets)    $10,443   10.63%   $ 7,862    8.00%     $9,828    10.00%
     Tier 1 capital (to risk-weighted assets)     9,546    9.71%     3,931    4.00%      5,897     6.00%
     Tier 1 capital (to average assets)           9,546    7.68%     4,974    4.00%      6,217     5.00%

 The Clemson Bank
     Total capital (to risk-weighted assets)    $ 4,293   15.74%   $ 2,182    8.00%     $2,727    10.00%
     Tier 1 capital (to risk-weighted assets)     3,952   14.49%     1,091    4.00%      1,636     6.00%
     Tier 1 capital (to average assets)           3,952    9.78%     1,616    4.00%      2,020     5.00%

 The Barnwell Bank
     Total capital (to risk-weighted assets)    $ 7,318   11.80%   $ 4,962    8.00%     $6,203    10.00%
     Tier 1 capital (to risk-weighted assets)     6,517   10.51%     2,481    4.00%      3,722     6.00%
     Tier 1 capital (to average assets)           6,517    7.40%     3,522    4.00%      4,402     5.00%

 The Belton Bank
     Total capital (to risk-weighted assets)    $ 6,759   16.63%   $ 3,251    8.00%     $4,064    10.00%
     Tier 1 capital (to risk-weighted assets)     6,317   15.54%     1,626    4.00%      2,438     6.00%
     Tier 1 capital (to average assets)           6,317    7.86%     3,216    4.00%      4,020     5.00%

 The Newberry Bank
     Total capital (to risk-weighted assets)    $ 6,169   10.40%   $ 4,745    8.00%     $5,931    10.00%
     Tier 1 capital (to risk-weighted assets)     5,540    9.34%     2,372    4.00%      3,558     6.00%
     Tier 1 capital (to average assets)           5,540    7.05%     3,143    4.00%      3,929     5.00%

NOTE 14 - STOCK COMPENSATION PLANS
----------------------------------

On May 27, 1998, the Company terminated its Employee Incentive Stock Option Plan (the "1988 Plan") and its Incentive and Nonstatutory Stock Option Plan (the "Stock Plan"). These Plans were replaced by the 1997 Stock Incentive Plan effective January 1, 1998. Outstanding options issued under the former Plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At December 31, 2001, there were 367,682 options outstanding that had been issued under the terminated Plans.

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

On May 16, 2001, the Company granted 137,241 options pursuant to the terms of the Company's 1997 Stock Incentive Plan. The options are exercisable one year from the date of grant at a price of $7.71 per-share and expire May 16, 2006. As of December 31, 2001, there were 157,663 options available for issuance under this Plan.

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

(Dollars in thousands, except for per share data)    2001     2000     1999
                                                    ------   ------   ------
Net income:
 As reported                                        $4,478   $1,652   $1,328
 Pro forma                                           4,026    1,274      704

Basic earnings per share:
 As reported                                        $ 1.31   $ 0.48   $ 0.40
 Pro forma                                            1.18     0.39     0.22

Diluted earnings per share:
 As reported                                        $ 1.26   $ 0.48   $ 0.40
 Pro forma                                            1.13     0.39     0.22

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

                                                     2001      2000      1999
                                                    -------   -------   -------
Dividend yield                                        0.78%     0.00%     0.00%
Expected volatility                                  62.28%    22.20%    23.00%
Risk-free interest rate                               4.49%     6.71%     5.56%
Expected life                                       5 years   5 years   5 years

The weighted-average fair value of options, calculated using the Black-Scholes option-pricing model, granted during 2001, 2000, and 1999 is $4.18, $2.03, and $3.20, respectively.

----------------------------------

A summary of the status of the Company's stock option plans as of December 31, 2001, 2000, and 1999 and changes during the years ended on those dates is presented below:

                                           2001                   2000                 1999
                                   --------------------   -------------------   -------------------
                                              Weighted-             Weighted-             Weighted-
                                               Average               Average               Average
(Dollars in thousands                         Exercise              Exercise              Exercise
  except for per share data)        Shares      Price     Shares     Price      Shares     Price
                                   --------   ---------   -------   ---------   -------   ---------
Outstanding at beginning of year    944,202    $ 9.10     810,491     $9.78     710,910    $ 9.90
Granted                             137,241      7.71     166,643      5.90     158,154      9.42
Exercised                           (93,414)     6.86          --        --      (2,946)     7.47
Cancelled                          (183,546)    10.65     (32,932)     9.81     (55,627)    10.45
                                   --------               -------               -------

Outstanding at end of year          804,483    $ 8.76     944,202     $9.10     810,491    $ 9.78
                                   ========               =======               =======

Options exercisable at December 31, 2001, 2000, and 1999 were 675,281, 784,390, and 660,741, respectively.

The following table summarizes information about the stock options outstanding under the Company's plans at December 31, 2001:

                                      Weighted Average
                           -------------------------------------
                             Options       Remaining    Exercise
Range of Exercise Prices   Outstanding   Life (years)    Price
------------------------   -----------   ------------   --------
Exercisable:
$5.90 to 7.84                368,930         1.55        $ 7.05
 9.42 to 9.50                159,579         3.05          9.44
 10.79                        44,292         0.38         10.79
 14.36                       102,480         1.48         14.36
                             -------
  Total exercisable          675,281         1.82          8.97

Not Exercisable:
$7.71                        129,202         4.38          7.71
                             -------

  Total outstanding          804,483         2.23          8.76
                             =======

NOTE 15 - RELATED PARTY TRANSACTIONS
------------------------------------

Certain parties (primarily certain directors and executive officers, their immediate families and business interests) were loan customers and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than normal risk of collectibility. Total loans and commitments outstanding to related parties at December 31, 2001 and 2000, were $9,232,569 and $7,946,301, respectively. During 2001, $7,854,068 of new loans were made to related parties and repayments totaled $6,567,800.

During 2001, the Company paid $44,000 under an operating lease to a former director that resigned in May 2001. The Company paid $42,000 under the operating lease in 2000 and 1999 (See Note 12).

The Company purchases various types of insurance from agencies that belong to several directors. Amounts paid for insurance premiums were $65,000, $75,000, and $63,000 in 2001, 2000, and 1999, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

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

NOTE 17 - RESTRICTION ON SUBSIDIARY DIVIDENDS
---------------------------------------------

The ability of the Company to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from CapitalBank. However, certain restrictions exist regarding the ability of CapitalBank to transfer funds in the form of cash dividends, loans, or advances to the Company. Dividends are payable only from the retained earnings of CapitalBank.

NOTE 18 - EARNINGS PER-SHARE
----------------------------

Net income per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding. Net income per share - diluted is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options.

                                                   For the Year Ended December 31,
                                                ------------------------------------
(Dollars in thousands, except per share data)      2001         2000         1999
                                                ----------   ----------   ----------
Net income per share - basic computation:

Net income available to common shareholders     $    4,478   $    1,652   $    1,328
                                                ==========   ==========   ==========

Average common shares outstanding - basic        3,423,131    3,407,899    3,313,579
                                                ==========   ==========   ==========

Net income per share - basic                    $     1.31   $     0.48   $     0.40
                                                ==========   ==========   ==========

Net income per share - diluted computation:

Net income available to common shareholders     $    4,478   $    1,652   $    1,328
                                                ==========   ==========   ==========

Average common shares outstanding - basic        3,423,131    3,407,899    3,313,579

Incremental shares from assumed conversions:
 Stock options                                     136,364        6,614       36,949
                                                ----------   ----------   ----------

Average common shares outstanding - diluted      3,559,495    3,414,513    3,350,528
                                                ==========   ==========   ==========

Net income per share - diluted                  $     1.26   $     0.48   $     0.40
                                                ==========   ==========   ==========

The above computation of diluted earnings per share does not include the following options that were outstanding at year-end since their exercise price was greater than the average market price of the common shares:

                                                    2001       2000       1999
                                                  --------   --------   --------
Number of options                                  146,773    784,390    514,586

Weighted-average of these options outstanding
 during the year                                   204,491    773,891    451,083

Weighted-average exercise price                   $  12.71   $   9.75   $  11.42

NOTE 19 - INCOME TAXES
----------------------

Income tax expense for the years ended December 31, 2001, 2000, and 1999 consisted of the following:

(Dollars in thousands)                               2001      2000     1999
                                                    ------    ------   -------
Currently payable:
 Federal                                            $1,964    $   38   $   302
 State                                                 300        85        82
                                                    ------    ------   -------
  Total current                                      2,264       470       384
                                                    ------    ------   -------
Change in deferred income taxes:
 Federal                                               (22)      859    (1,816)
 State                                                  42       107      (239)
                                                    ------    ------   -------
  Total deferred                                        20       966    (2,055)
                                                    ------    ------   -------

Income tax expense                                  $2,284    $1,436   $(1,671)
                                                    ======    ======   =======

Income tax expense is allocated as follows:
 To continuing operations                           $1,900    $   29   $   150
 To shareholders' equity                               384     1,146    (1,821)
                                                    ------    ------   -------

  Income tax expense                                $2,284    $1,436   $(1,671)
                                                    ======    ======   =======

The gross amounts of deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2000 were as follows:

(Dollars in thousands)                                 2001      2000
                                                      ------    ------
Deferred tax assets:
 Allowance for loan losses                            $1,352    $  817
 Net operating loss carryforward - state                 108       109
 Deferred compensation                                   139       149
 Nonaccrual of interest                                   34        --
 Other real estate owned                                   2        --
 Available-for-sale securities                            --       298
 Alternative minimum tax credit carryforward              --       225
                                                      ------    ------
  Total deferred tax assets                            1,635     1,598
                                                      ------    ------

Deferred tax liabilities:
 Accumulated depreciation                                 64       100
 Available-for-sale securities                            86        --
 Loan fees and costs                                      51        84
 Federal Home Loan Bank stock dividends                   18        18
                                                      ------    ------
  Total deferred tax liabilities                         219       202
                                                      ------    ------

   Net deferred tax asset recognized                  $1,416    $1,396
                                                      ======    ======

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management has determined that it is more likely than not that the entire deferred tax asset at December 31, 2001 will be realized, and accordingly, has not established a valuation allowance.

----------------------

A reconciliation of the income tax provision and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

(Dollars in thousands)                                 2001     2000     1999
                                                      ------    -----    -----
Income tax at the statutory rate                      $2,168    $ 661    $ 452
State income tax, net of federal income tax benefit      246       51       28
Tax-exempt interest income                              (452)    (474)    (428)
Disallowed interest expense                               82       96       64
Exercise of stock options                                (60)      --       --
Other, net                                               (84)     (44)      34
                                                      ------    -----    -----

 Income tax expense                                   $1,900    $ 290    $ 150
                                                      ======    =====    =====

NOTE 20 - OTHER OPERATING EXPENSES
----------------------------------

Other operating expenses for the years ended December 31, 2001, 2000, and 1999 are summarized below:

(Dollars in thousands)                                 2001      2000      1999
                                                      ------    ------    ------
Banking and ATM supplies                              $  613    $  630    $  587
Directors' fees                                          130       202        76
Mortgage loan department expenses                        278       130       247
Data processing and supplies                             410       361       205
Postage and freight                                      339       380       312
Professional fees                                        404       476       432
Credit card expenses                                     188       201       188
Telephone expenses                                       288       402       307
Other                                                  1,301     1,284     1,436
                                                      ------    ------    ------

 Total                                                $3,951    $4,066    $3,790
                                                      ======    ======    ======

NOTE 21 - RETIREMENT AND BENEFIT PLANS
--------------------------------------

The Company sponsors a voluntary nonleveraged employee stock ownership plan
(ESOP) as part of a 401(k) savings plan covering substantially all full-time employees. The Company matches 75 cents per dollar, up to a maximum of 6% of employee compensation. Company contributions to the savings plan were $195,000, $185,000 and $172,000 in 2001, 2000, and 1999, respectively. The Company's policy is to fund amounts accrued. At December 31, 2001 and 2000, the savings plan owned 124,544 and 114,242 shares of the Company's common stock purchased at an average cost of $8.66 and $6.35 per share, respectively, adjusted for the effects of stock dividends. The estimated value of shares held at December 31, 2001 and 2000 was $1,382,181 and $591,611, respectively.

The Company had a Directors' Incentive Compensation Plan and an Officers' Incentive Compensation Plan, in 2000 and 1999 which provided that portions of directors' fees and certain officers' cash awards, respectively, were determined, based upon various performance measures. For the year ended December 31, 2000, awards under the directors' plan were $17,000, and awards under the officers' plan were $83,000. There were no incentive payments made in 1999. These plans were dissolved in 2001.

--------------------------------------

The Company has an Executive Supplemental Compensation Plan that provides certain officers with salary continuation benefits upon retirement. The plan also provides for benefits in the event of early retirement, death, or substantial change of control of the Company. For the years ended December 31, 2001, 2000, and 1999, salary continuation expense included in salaries and employee benefits was $27,913, $28,165, and $133,289, respectively. In connection with the Executive Supplemental Compensation Plan, life insurance contracts were purchased on the officers. No insurance premiums were paid in the years ended December 31, 2001, 2000, or 1999.

During 1999, certain officers opted out of the Executive Supplemental Compensation Plan. Under a new agreement, split-dollar life insurance policies were obtained on the lives of these officers. The officers are entitled to all of the benefits of these policies, with the exception of the premiums paid by the Company. There was no expense associated with this plan in 2001, 2000, or 1999. Insurance premiums of $318,000 were paid in the years ended December 31, 2001 2000, and 1999.

NOTE 22 - UNUSED LINES OF CREDIT
--------------------------------

As of December 31, 2001, the subsidiary bank had unused lines of credit to purchase federal funds from unrelated banks totaling $58,579,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes. The lenders have reserved the right not to renew their respective lines.

NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------

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

Nonmarketable Equity Securities - Cost is a reasonable estimate of fair value for nonmarketable equity securities because no quoted market prices are available and the securities are not readily marketable. The carrying amount is adjusted for any permanent declines in value.

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

---------------------------------------------

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 2001 and 2000 are as follows:

                                                            2001                     2000
                                                   ----------------------   ----------------------
                                                   Carrying    Estimated    Carrying    Estimated
                                                    Amount     Fair Value    Amount     Fair Value
                                                   --------    ----------   --------    ----------
Financial Assets:
 Cash and due from banks                           $  9,275     $  9,275    $  8,736     $  8,736
 Interest-bearing deposit accounts                       16           16         599          599
 Federal funds sold                                      --           --          --           --
 Securities available-for-sale                       56,851       56,851      99,951       99,951
 Securities held-to-maturity                            550          550         590          590
 Nonmarketable equity securities                      5,405        5,405       5,500        5,500
 Cash surrender value of life insurance               2,212        2,212       1,801        1,801
 Loans                                              251,947      249,678     280,506      279,090
 Allowance for loan losses                           (4,103)      (4,103)     (3,060)      (3,060)
 Accrued interest receivable                          2,008        2,008       3,555        3,555

Financial Liabilities:
 Demand deposit, interest-bearing                  $146,102     $146,102    $171,696     $171,696
  transaction, and savings accounts
 Certificates of deposit and other time deposits    112,228      113,238     161,280      161,869
 Federal funds purchased and securities
  sold under agreements to repurchase                 7,464        7,464      12,173       12,173
 Advances from the Federal Home Loan Bank            31,270       31,621      32,399       32,200
 Long-term debt                                          --           --       4,845        4,845
 Accrued interest payable                             1,052        1,052       2,465        2,465

                                                   Notional    Estimated    Notional    Estimated
                                                    Amount     Fair Value    Amount     Fair Value
                                                   --------    ----------   --------    ----------
Off-Balance Sheet Financial Instruments:
 Commitments to extend credit                       $45,345      $45,345     $48,987      $48,987
 Standby letters of credit                              331          331         355          355

NOTE 24 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY)
-------------------------------------------------------------

Condensed financial statements for Community Capital Corporation (Parent Company
Only) as of December 31, 2001 and 2000 follow:

                                 Balance Sheets
                           December 31, 2001 and 2000

(Dollars in thousands)                                      2001       2000
                                                           -------    -------
Assets
 Cash and cash equivalents                                 $ 2,129    $    21
 Investment in banking subsidiary                           36,152     38,175
 Nonmarketable equity securities                             1,346      1,652
 Premises and equipment, net                                 1,670      3,125
 Other assets                                                  439        739
                                                           -------    -------

  Total assets                                             $41,736    $43,712
                                                           =======    =======

Liabilities and Shareholders' Equity
 Notes payable to subsidiary                               $ 2,137    $ 2,312
 Long-term debt                                                 --      4,845
 Other liabilities                                             326      1,411
                                                           -------    -------
  Total liabilities                                          2,463      8,568
                                                           -------    -------

 Common stock                                                3,559      3,300
 Capital surplus                                            32,548     30,826
 Retained earnings                                           4,933      1,984
 Accumulated other comprehensive income (loss)                 168       (578)
 Treasury stock                                             (1,935)      (388)
                                                           -------    -------
  Total shareholders' equity                                39,273     35,144
                                                           -------    -------

  Total liabilities and shareholders' equity               $41,736    $43,712
                                                           =======    =======

-------------------------------------------------------------

Statements of Operations
             For the Years Ended December 31, 2001, 2000, and 1999

(Dollars in thousands)                                          2001       2000      1999
                                                               -------    ------    ------
Income:
 Dividend income from subsidiary                               $ 7,635    $2,275    $1,600
 Dividend income from equity securities                             27        31        46
 Data processing and other fees from subsidiary                     --     3,695     3,735
 Net gain on sale of nonmarketable equity securities               290        --        --
 Other interest income                                              18        11        75
 Other income                                                      188        --        --
                                                               -------    ------    ------
  Total income                                                   8,158     6,012     5,456
                                                               -------    ------    ------

Expenses:
 Salaries                                                           22     1,729     1,419
 Net occupancy expense                                             (39)       80        38
 Furniture and equipment expense                                   366       784       538
 Interest expense                                                  318       645       346
 Other operating expenses                                          477     1,567     1,263
                                                               -------    ------    ------
  Total expense                                                  1,144     4,805     3,604
                                                               -------    ------    ------

Income before income taxes and equity in
 undistributed earnings and (losses) of subsidiary               7,014     1,207     1,852

Income tax expense (benefit)                                       234      (370)      114
                                                               -------    ------    ------

Income before equity in undistributed
 earnings of subsidiary                                          6,780     1,577     1,738

Equity in undistributed earnings and (losses) of subsidiary     (2,302)       75      (410)
                                                               -------    ------    ------

Net income                                                     $ 4,478    $1,652    $1,328
                                                               =======    ======    ======

-------------------------------------------------------------

Statements of Cash Flows
For the Years Ended December 31, 2001, 2000, and 1999


(Dollars in thousands)                                       2001       2000       1999
                                                            -------    -------    -------
Operating activities:
 Net income                                                 $ 4,478    $ 1,652    $ 1,328
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Equity in undistributed earnings of banking subsidiary     2,769        (66)       410
   Depreciation and amortization expense                        447        684        503
   Deferred taxes                                               (65)       (66)        (6)
   Gain on sale of nonmarketable equity securities             (290)        --         --
   Increase (decrease) in other liabilities                  (1,085)       486        276
   (Increase) decrease in other assets                          194         32       (443)
                                                            -------    -------    -------
    Net cash provided by operating activities                 6,448      2,722      2,068
                                                            -------    -------    -------

Investing activities:
 Purchase of premises and equipment                             (39)    (1,371)      (193)
 Proceeds from sales of premises and equipment                1,218        121         --
 Net investment in subsidiary                                    --     (4,554)      (101)
 Purchase of nonmarketable equity securities                     --         --       (500)
 Proceeds from sales of nonmarketable equity securities         596         --         --
                                                            -------    -------    -------
  Net cash provided (used) by investing activities            1,775     (5,804)      (794)
                                                            -------    -------    -------

Financing activities:
 Dividends paid                                                (209)        --         --
 Proceeds from exercise of stock options                        650         --         22
 Proceeds from stock sales to employee benefit plan              --        142        257
 Cash paid in lieu of fractional shares                          (7)        (3)        --
 Proceeds of borrowings from subsidiary                          --          1        241
 Repayments on borrowings from subsidiary                      (175)      (218)      (234)
 Proceeds from advances from long-term debt                     300      7,770      2,125
 Repayments of advances from long-term debt                  (5,145)    (4,500)    (3,475)
 Purchase of treasury stock                                  (1,529)       (89)      (285)
                                                            -------    -------    -------
  Net cash provided (used) by financing activities           (6,115)     3,103     (1,349)
                                                            -------    -------    -------

Net increase (decrease) in cash and cash equivalents          2,108         21        (75)

Cash and cash equivalents, beginning of period                   21         --         75
                                                            -------    -------    -------

Cash and cash equivalents, end of period                    $ 2,129    $    21    $    --
                                                            =======    =======    =======

Supplemental schedule of noncash investing and financing activities: In 2001 and 2000, the Company declared 5% stock dividends. For the 2001 stock dividend, the Company transferred $1,313,000 from retained earnings and $18,000 from treasury stock to common stock and capital surplus in the amounts of $164,000 and $1,167,000, respectively. In 2000, the Company transferred $1,000,000 from retained earnings and $14,000 from treasury stock to common stock and capital surplus in the amounts of $156,000 and $858,000, respectively.

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