Form 10-Q
period 2002-03-31
COMMUNITY CAPITAL CORP /SC/
filed 2002-05-14
CIK 832847

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                         FORM 10-Q

   X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  ---                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the Transition Period from _________ to _________

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

                                 YES  X   NO __
                                     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

    3,378,929 shares of common stock, $1.00 par value, as of April 24, 2002

                          COMMUNITY CAPITAL CORPORATION

                                      Index

PART I. FINANCIAL INFORMATION                                                                              Page No.
-----------------------------
Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001 .....................       3

         Condensed Consolidated Statements of Operations -
           Three months ended March 31, 2002 and 2001 .....................................................       4

         Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2002 and 2001 .....................................................       5

         Condensed Consolidated Statements of Cash Flows -
           Three months ended March 31, 2002 and 2001 .....................................................       6

         Notes to Condensed Consolidated Financial Statements .............................................     7-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .............   10-15

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K ..................................................................      16

         (a) Exhibits .....................................................................................      16

         (b) Reports on Form 8-K ..........................................................................      16

                         COMMUNITY CAPITAL CORPORATION

                      Condensed Consolidated Balance Sheets

                                                                                March 31,     December 31,
(Dollars in thousands)                                                             2002           2001
                                                                               -----------    -----------
Assets                                                                         (Unaudited)
  Cash and cash equivalents:
  Cash and due from banks                                                            7,853      $   9,275
  Interest-bearing deposit accounts                                                     66             16
                                                                                 ---------      ---------
    Total cash and cash equivalents                                                  7,919          9,291
                                                                                 ---------      ---------

Securities:
  Securities available-for-sale                                                     54,312         56,851
  Securities held-to-maturity (estimated fair value of $550
   at March 31, 2002 and December 31, 2001)                                            550            550
  Nonmarketable equity securities                                                    5,405          5,405
                                                                                 ---------      ---------
    Total securities                                                                60,267         62,806
                                                                                 ---------      ---------

Loans receivable                                                                   262,288        251,947
Less allowance for loan losses                                                      (4,183)        (4,103)
                                                                                 ---------      ---------
    Loans, net                                                                     258,105        247,844

Premises and equipment, net                                                         10,225         10,372
Accrued interest receivable                                                          1,921          2,008
Intangible assets                                                                    4,230          4,338
Cash surrender value of life insurance                                               2,220          2,212
Other assets                                                                         1,923          1,811
                                                                                 ---------      ---------
    Total assets                                                                 $ 346,810      $ 340,682
                                                                                 =========      =========

Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing                                                            $  26,467      $  25,083
  Interest-bearing                                                                 229,790        233,247
                                                                                 ---------      ---------
    Total deposits                                                                 256,257        258,330

Federal funds purchased and securities sold
 under agreements to repurchase                                                     17,058          7,464
Advances from the Federal Home Loan Bank                                            31,230         31,270
Obligations under capital leases                                                       890            940
Accrued interest payable                                                               789          1,052
Other liabilities                                                                      953          2,353
                                                                                 ---------      ---------
    Total liabilities                                                              307,177        301,409
                                                                                 ---------      ---------

Shareholders' Equity
  Common stock, $1.00 par value; 10,000,000 shares authorized, 3,636,627 and
   3,559,309 shares issued and outstanding
   at March 31, 2002 and December 31, 2001, respectively                             3,636          3,559
  Capital surplus                                                                   33,065         32,548
  Retained earnings                                                                  5,987          4,933
  Accumulated other comprehensive income (loss)                                        131            168
  Treasury stock at cost; 296,037 shares at March 31, 2002
   and 189,024 shares December 31, 2001                                             (3,186)        (1,935)
                                                                                 ---------      ---------
    Total shareholders' equity                                                      39,633         39,273
                                                                                 ---------      ---------

    Total liabilities and shareholders' equity                                   $ 346,810      $ 340,682
                                                                                 =========      =========

           See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                  Three Months Ended
(Dollars in thousands)                                                                March 31,
                                                                               ------------------------
                                                                                  2002          2001
                                                                               ----------    ----------
Interest income:
  Loans, including fees                                                        $    4,771    $    6,434
  Investment securities:
    Taxable                                                                           420         1,037
    Tax-exempt                                                                        307           325
    Nonmarketable equity securities                                                    53            75
  Other interest income                                                                 2            10
                                                                               ----------    ----------
    Total                                                                           5,553         7,881
                                                                               ----------    ----------

Interest expense:
  Deposits                                                                          1,432         3,652
  Federal Home Loan Bank advances                                                     481           487
  Other interest expense                                                               74           326
                                                                               ----------    ----------
    Total                                                                           1,987         4,465
                                                                               ----------    ----------

Net interest income                                                                 3,566         3,416
Provision for loan losses                                                             110           100
                                                                               ----------    ----------
Net interest income after provision for loan losses                                 3,456         3,316
                                                                               ----------    ----------

Other operating income:
  Service charges on deposit accounts                                                 591           523
  Residential mortgage origination fees                                               195           157
  Commissions from sales of mutual funds                                               12             5
  Income from fiduciary activities                                                     59            24
  Gain on sales of securities available-for-sale                                      106             -
  Other operating income                                                              134           183
                                                                               ----------    ----------
    Total                                                                           1,097           892
                                                                               ----------    ----------

Other operating expenses:
  Salaries and employee benefits                                                    1,549         1,822
  Net occupancy expense                                                               223           217
  Amortization of intangible assets                                                   108           168
  Furniture and equipment expense                                                     196           411
  Other operating expenses                                                            861           890
                                                                               ----------    ----------
    Total                                                                           2,937         3,508
                                                                               ----------    ----------

Income before income taxes                                                          1,616           700
Income tax provision                                                                  462           150
                                                                               ----------    ----------

Net income                                                                     $    1,154    $      550
                                                                               ==========    ==========

Basic net income per share                                                     $     0.35    $     0.17
Diluted net income per share                                                   $     0.33    $     0.17

           See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION

    Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the three months ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                                 Accumulated
(Dollars in thousands)                 Common Stock                                Other
                                       ------------       Capital    Retained   Comprehensive  Treasury
                                    Shares      Amount    Surplus    Earnings      Income        Stock        Total
                                    ------      ------    -------    --------      ------        -----        -----
Balance,
 December 31, 2000                3,300,395   $  3,300   $  30,826   $   1,984   $     (578)   $    (388)   $  35,144

Net income                                                                 550                                    550
Other
 comprehensive
 income, net of tax                                                                     798                       798
                                                                                                            ---------

Comprehensive
 income                                                                                                         1,348
                                 ----------   --------   ---------   ---------   ----------    ---------    ---------

Balance,
 March 31, 2001                   3,300,395   $  3,300   $  30,826   $   2,534   $      220    $    (388)   $  36,492
                                 ==========   ========   =========   =========   ==========    =========    =========

Balance,
 December 31, 2001                3,559,309      3,559      32,548       4,933          168       (1,935)      39,273

Net income                                                               1,154                                  1,154
Other
 comprehensive
 income, net of tax                                                                     (37)                      (37)
                                                                                                                 ----

Comprehensive
 income                                                                                                         1,117

Exercise of stock options            77,318         77         517                                                594

Purchase of treasury stock
(107,013 shares)                                                                                  (1,251)      (1,251)


$0.03 per share cash
dividend                                                                  (100)                                  (100)
                                 ----------   --------   ---------   ---------   ----------   ----------    ---------

Balance,
 March 31, 2002                   3,636,627   $  3,636   $  33,065   $   5,987   $      131   $   (3,186)   $  39,633
                                 ==========   ========   =========   =========   ==========   ==========    =========

            See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
(Dollars in thousands)                                                                     March 31,
                                                                               ------------------------------
                                                                                  2002                2001
                                                                               ----------          ----------
Cash flows from operating activities:
  Net income                                                                   $    1,154          $      550
  Adjustments to reconcile net income to net cash (used) provided by operating activities:
    Depreciation                                                                      255                 368
    Provision for possible loan losses                                                110                 100
    Amortization of intangible assets                                                 108                 168
    Amortization less accretion on investments                                         10                  23
    Amortization of deferred loan costs                                                88                 120
    Gains on sales of securities available-for-sale                                  (106)                  -
    Gain on sale of fixed assets                                                        -                 (11)
    Gain on sale of other real estate                                                  (1)                  -
    Disbursements for mortgages held for sale                                           -              (5,481)
    Proceeds of sales of residential mortgages                                      3,860               5,999
    (Increase) decrease in interest receivable                                         87                 306
    Increase (decrease) in interest payable                                          (263)               (467)
    (Increase) decrease in other assets                                              (162)               (149)
    Increase (decrease) in other liabilities                                       (1,450)               (222)
                                                                               ----------          ----------
      Net cash provided by operating activities                                     3,690               1,304
                                                                               ----------          ----------

Cash flows from investing activities:
  Net increase in loans to customers                                              (14,319)             (8,541)
  Purchases of securities available-for-sale                                       (5,130)                  -
  Proceeds from maturities of securities available-for-sale                         2,576              11,533
  Proceeds from sales of securities available-for-sale                              5,134                   -
  Proceeds from sales of premises and equipment                                        20                  70
  Proceeds from sales of other real estate                                             61                   -
  Purchases of premises and equipment                                                (128)               (162)
                                                                               ----------          ----------
    Net cash provided (used) by investing activities                              (11,786)              2,900
                                                                               ----------          ----------

Cash flows from financing activities:
  Net increase (decrease) in deposit accounts                                      (2,073)              2,118
  Net increase (decrease) in federal funds purchased and repos                      9,594              (1,847)
  Proceeds from other borrowings                                                        -                 205
  Repayments of other borrowings                                                        -                (525)
  Repayments of Federal Home Loan Bank borrowings                                     (40)             (1,040)
  Dividends paid                                                                     (100)                  -
  Proceeds from exercise of stock options                                             594                   -
  Purchase of treasury stock                                                       (1,251)                  -
                                                                               ----------          ----------
    Net cash provided (used) by financing activities                                6,724              (1,089)
                                                                               ----------          ----------

Net increase (decrease) in cash and cash equivalents                               (1,372)              3,115

Cash and cash equivalents, beginning of period                                      9,291               9,335
                                                                               ----------          ----------

Cash and cash equivalents, end of period                                       $    7,919          $   12,450
                                                                               ==========          ==========
Cash paid during the period for:
 Income taxes                                                                  $    1,584          $      173
 Interest                                                                           2,250               4,932

            See notes to condensed consolidated financial statements.

                          COMMUNITY CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


Note 1 - Basis of Presentation
------------------------------

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2002 and for the interim periods ended March 31, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in our 2001 Annual Report.

Note 2 - Advances from the Federal Home Loan Bank
-------------------------------------------------

Advances from the Federal Home Loan Bank of Atlanta to us were $ 31,230,000 as of March 31, 2002. Of this amount, the following have scheduled maturities greater than one year:

             Maturing on                           Interest Rate                   Principal
------------------------------------- ----------------------------------------   -------------
       (Dollars in thousands)
              03/17/05                6.60% - fixed, callable 06/17/02             $  5,000
              10/13/05                5.84% - fixed, callable 07/15/02                3,000
              03/26/08                5.51% - fixed, callable 03/26/03                1,500
              02/02/09                4.95% - fixed                                     700
              03/17/10                5.92% - fixed, callable 06/17/02                5,000
              03/30/10                6.02% - fixed, callable 06/28/02                2,000
              03/30/10                6.02% - fixed, callable 06/28/02                4,000
                                                                                   --------
                                                                                   $ 21,200
                                                                                   ========

                          COMMUNITY CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)


Note 3 - Shareholders' Equity
-----------------------------

During the first three months of 2002, there were no shares of stock sold to the Employee Stock Ownership Plan. We purchased 107,013 shares of treasury stock at an average price of $11.69 per share. There were 77,318 options exercised by the employees and directors of the Company with total proceeds of $593,000 at an average price of $7.67. On January 16, 2002, the Board of Directors declared a cash dividend of $0.03 per share. This was our third consecutive quarterly cash dividend and was paid to shareholders on March 8, 2002.

Note 4 - Earnings Per Share
---------------------------

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2002 and 2001 are as follows:

(Dollars in thousands, except per share)                                  Three Months Ended March 31, 2002
                                                                   ------------------------------------------------

                                                                       Income          Shares         Per Share
                                                                    (Numerator)     (Denominator)       Amount
                                                                   -------------   ---------------   --------------
Basic earnings per share
 Income available to common shareholders                             $ 1,154          3,311,001        $  0.35
                                                                                                       =======
Effect of dilutive securities
 Stock options                                                             -            228,172
                                                                     -------         ----------
Diluted earnings per share
 Income available to common shareholders
 plus assumed conversions                                            $ 1,154          3,539,173        $  0.33
                                                                     =======         ==========        =======

(Dollars in thousands, except per share)                                   Three Months Ended March 31, 2001
                                                                   ------------------------------------------------

                                                                       Income           Shares         Per Share
                                                                    (Numerator)     (Denominator)       Amount
                                                                   -------------   ---------------   --------------
Basic earnings per share
 Income available to common shareholders                             $   550          3,256,815        $  0.17
                                                                                                       =======
Effect of dilutive securities
 Stock options                                                             -             38,995
                                                                     -------         ----------
Diluted earnings per share

 Income available to common shareholders
 plus assumed conversions                                            $   550          3,295,810        $  0.17
                                                                     =======         ==========        =======

                          COMMUNITY CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5- Comprehensive Income
----------------------------

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects for the three month periods ended March 31, 2002 and 2001:

                                                                    Three Months Ended March 31, 2002
                                                                   -----------------------------------
                                                                    Pre-tax    (Expense)    Net-of-tax
(Dollars in thousands, except per share)                             Amount     Benefit       Amount
                                                                   ---------   ---------    ----------
For the Three Months Ended March 31, 2002:
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period      $      51   $     (16)   $       35
Less: reclassification adjustment for gains realized
 in net income                                                          (106)         34           (72)
                                                                   ---------   ---------    ----------
  Net unrealized gains (losses) on securities                            (55)         18           (37)
                                                                   ---------   ---------    ----------

  Other comprehensive income                                       $     (55)  $      18    $      (37)
                                                                   =========   =========    ==========

                                                                    Three Months Ended March 31, 2001
                                                                   -----------------------------------
                                                                    Pre-tax    (Expense)    Net-of-tax
(Dollars in thousands, except per share)                             Amount     Benefit       Amount
                                                                   ---------   ---------    ----------
For the Three Months Ended March 31, 2001:
 Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period      $   1,210   $    (412)   $      798
Less: reclassification adjustment for gains realized
 in net income                                                             -           -             -
                                                                   ---------   ---------    ----------
  Net unrealized gains (losses) on securities                          1,210        (412)          798
                                                                   ---------   ---------    ----------

  Other comprehensive income                                       $   1,210   $    (412)   $      798
                                                                   =========   =========    ==========

                         COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

The following is a discussion of our financial condition as of March 31, 2002 compared to December 31, 2001 and the results of operations for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations
---------------------

Net Interest Income
-------------------

For the three months ended March 31, 2002, net interest income, the major component of our net income, was $3,566,000 compared to $3,416,000 for the same period of 2001, an increase of $150,000 or 4.39%. The improvements in the 2002 period was primarily attributable to an increase in our net interest margin. The average rate realized on interest-earning assets decreased to 7.26% from 8.16%, while the average rate paid on interest-bearing liabilities decreased to 2.95% from 5.06% for the three month periods ended March 31, 2002 and 2001, respectively.

The net interest spread and net interest margin were 4.31% and 4.72%, respectively, for the three month period ended March 31, 2002, compared to 3.10% and 3.54% for the three month period ended March 31, 2001.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2002 and 2001, the provision was $110,000 and $100,000, respectively. Our nonperforming loans totaled $1,735,000 at March 31, 2002 compared to $973,000 at March 31, 2001. Criticized and classified loans have increased from $10,323,000 at March 31, 2001 to $19,509,000 at March 31, 2002. Nonperforming, criticized, and classified loans have all increased because of the declining economy. Based on present information, we believe the allowance for loan losses is adequate at March 31, 2002 to meet presently known and inherent risks in the loan portfolio.

Noninterest Income
------------------

Total noninterest income for the three months ended March 31, 2002 was $1,097,000, an increase of $205,000 compared to $892,000 for the three months ended March 31, 2001. The largest part of this increase was $106,000 of gains on the sales of securities available-for-sale.

Service charges on deposit accounts increased $68,000 or 13.00% from $523,000 for the three months ended March 31, 2001 to $591,000 for the three months ended March 31, 2002. We also experienced an increase in residential mortgage origination fees as dropping residential mortgage rates encouraged home refinancing. Residential mortgage origination fees increased $38,000 or 24.20% from $157,000 to $195,000 for the three months ended March 31, 2001, compared to the three months ended March 31, 2002. Other operating income decreased $49,000 from the three months ended March 31, 2001 to the three months ended March 31, 2002.

The income from fiduciary activities increased 145.83% from $24,000 during the three months ended March 31, 2001 to $59,000 during the three months ended March 31, 2002. We also experienced an increase in the sale of mutual funds. Commissions from sales of mutual funds increased $7,000 from the three months ending March 31, 2001 to $12,000 during the three months ending March 31, 2002.

                         COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Noninterest Expense
-------------------

Total noninterest expense for the first three months of 2002 was $2,937,000, a decrease of $571,000, or 16.28%, when compared to the first three months of 2001.

The primary component of noninterest expense is salaries and benefits, which were $1,549,000 and $1,822,000 for the three months ended March 31, 2002 and 2001, respectively. This decrease of $273,000 or 14.98% is due to staff reductions from the sale of the branches in the second quarter of 2001. The amortization of intangible assets decreased $60,000 or 35.71% to $108,000 for the three months ended March 31, 2002 from $168,000 for the same period in 2001. This was also a result of the sale of the branches. The intangible asset related to the branches sold was written off at the time of the sale and is no longer being amortized.

Income Taxes
------------

For the three months ended March 31, 2002 and 2001, the effective income tax rate was 28.59% and 21.42%, respectively, and the income tax provision was $462,000 and $150,000, respectively.

Net Income
----------

The combination of the above factors resulted in net income of $1,154,000 for the three months ended March 31, 2002 compared to $550,000 for the comparable period in 2001. This was an increase of $604,000 or 109.82% over the prior year. The increase in net interest income as well as non-interest income coupled with a decrease in non-interest expense contributed to the increase in net income.

Assets and Liabilities
----------------------

During the first three months of 2002, total assets increased $6,128,000, or 1.78%, when compared to December 31, 2001. We experienced growth of 4.10% in the loan area during the first three months of 2002. However, this growth was offset by a decrease in securities of $2,539,000 from December 31, 2001 to March 31, 2002. Proceeds from maturities of securities were used to fund loan growth. On the liability side, total deposits decreased $2,073,000, or 0.80%, to $256,257,000 at March 31, 2002. Payments for income taxes of $1,584,000 were the primary reason for the reduction of other liabilities by $1,400,000 or 59.49% from $2,353,000 at December 31, 2001 to $953,000 at March 31, 2002. This tax
liability was accrued in 2001 primarily for the gain on the sale of the branches.

Investment Securities
---------------------

Investment securities decreased $2,539,000 or 4.04% during the three month period ended March 31, 2002. The decrease was all attributable to securities available-for-sale. Proceeds from the maturities of securities were used to fund the loan growth.

Loans
-----

Loans receivable increased $10,341,000, or 4.10%, since December 31, 2001. The largest increase was in real estate loans which increased $14,205,000 or 7.99% to $192,026,000 at March 31, 2002. Balances within the major loan receivable categories as of March 31, 2002 and December 31, 2001 are as follows:

(Dollars in thousands)                                 March 31, 2002     December 31, 2001
                                                     ------------------  -------------------
 Commercial and agricultural                         $           29,133  $            33,395

 Real estate                                                    192,026              177,821
 Home equity                                                     19,675               18,939
 Consumer, installment                                           15,453               16,915
 Consumer, credit card and checking                               1,252                1,312
 Residential mortgages held for sale & other                      4,749                3,565
                                                     ------------------  -------------------
                                                     $          262,288  $           251,947
                                                     ==================  ===================

                         COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)                                                                      March 31,
                                                                                  ----------------------------
                                                                                      2002            2001
                                                                                  ------------    ------------
Loans:
  Nonaccrual loans                                                                $      1,488    $        784
  Accruing loans more than 90 days past due                                       $        247    $        189


Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:

  Criticized                                                                      $      9,081    $      6,328
  Classified                                                                      $     10,428    $      3,995

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)                                                                      March 31,
                                                                                  ----------------------------
                                                                                      2002            2001
                                                                                  ------------    ------------
  Balance, January 1,                                                              $     4,103    $      3,060
  Provision for loan losses for the period                                                 110             100
  Charge-offs                                                                              (51)            (42)
  Recoveries                                                                                21              20
                                                                                  ------------    ------------
    Balance, end of period                                                        $      4,183    $      3,138
                                                                                  ============    ============

 Gross loans outstanding, end of period                                           $    262,288    $    288,387
                                                                                          1.59%           1.09%
 Allowance for loan losses to loans outstanding

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Deposits
--------

Total deposits decreased $2,073,000, or 0.80%, from $258,330,000 at December 31, 2001 to $256,257,000 at March 31, 2002. Expressed in percentages, noninterest-bearing deposits increased 5.52% from $25,083,000 at December 31, 2001 to $26,467,000 at March 31, 2002 and interest-bearing deposits decreased 1.18% from $233,247,000 at December 31, 2001 to $230,502,000 at March 31, 2002.

Balances within the major deposit categories as of March 31, 2002 and December 31, 2001 are as follows:

                                                      March 31,    December 31,
(Dollars in thousands)                                   2002         2001
                                                     -----------   ------------

Noninterest-bearing demand deposits                  $    26,467   $     25,083
Interest-bearing demand deposits                          34,577         32,503
Money market accounts                                     60,632         61,863
Savings deposits                                          27,277         26,653
Certificates of deposit                                  107,304        112,228
                                                     -----------   ------------

                                                     $   256,257   $    258,330
                                                     ===========   ============

Advances from the Federal Home Loan Bank
----------------------------------------

Advances from the Federal Home Loan Bank of Atlanta to us were $31,230,000 as of March 31, 2002. Of this amount, the following have scheduled maturities greater than one year:


      Maturing on                    Interest Rate                   Principal
--------------------------   -------------------------------------   ---------
  (Dollars in thousands)

       03/17/05              6.60% - fixed, callable 06/17/02        $  5,000
       10/13/05              5.84% - fixed, callable 07/15/02           3,000
       03/26/08              5.51% - fixed, callable 03/26/03           1,500
       02/02/09              4.95% - fixed                                700
       03/17/10              5.92% - fixed, callable 06/17/02           5,000
       03/30/10              6.02% - fixed, callable 06/28/02           2,000
       03/30/10              6.02% - fixed, callable 06/28/02           4,000
                                                                     --------
                                                                     $ 21,200
                                                                     ========

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

The following table summarizes the capital ratios of the Company and the Bank and the regulatory minimum requirements at March 31, 2002:

                                                               Tier 1       Total       Tier 1
                                                             Risk-based   Risk-based   Leverage
                                                             ----------   ----------   --------
Actual ratio:
  Community Capital Corporation                                 14.15%       15.41%      10.43%
  CapitalBank                                                   12.91%       14.16%       9.50%

Regulatory minimums:
 For capital adequacy purposes                                   4.00%        8.00%       4.00%
 To be well-capitalized under prompt action provisions           6.00%       10.00%       5.00%

Liquidity and Capital Resources
-------------------------------

Shareholders' equity was increased by net income of $1,154,000. Due to changes in the market rates of interest, the fair value of our securities available-for-sale decreased, which had the effect of decreasing shareholders' equity by $37,000, net of the deferred taxes, for the three months ended March 31, 2002 when compared to December 31, 2001. Total equity was also reduced by cash dividends paid which totaled $100,000.

For the near term, maturities and sales of securities available-for-sale are expected to be a primary source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities. We also expect to build our deposit base. Advances from the Federal Home Loan Bank and the Bankers Bank will also continue to serve as a funding source, at least for the near future. Short-term borrowings by the bank are not expected to be a primary source of liquidity for the near term; however, we have approximately $43,700,000 of unused lines of credit to purchase federal funds.

Regulatory Matters
------------------

We are not aware of any current recommendations by regulatory authorities, which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations Advisory Note Regarding Forward-Looking Statements
----------------------------------------------------------------

Certain of the statements contained in this report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of us to be materially different from those expressed or implied by such forward-looking statements. Although we believe that our expectations of future performance is based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.

Factors which could cause actual results to differ from expectations include, among other things: (1) the challenges, costs and complications associated with the continued development of our branches; (2) the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of us; (3) our dependence on senior management; (4) competition from existing financial institutions operating in our market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks and more comprehensive services; (5) adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions); (6) changes in deposit rates, the net interest margin, and funding sources; (7) inflation, interest rate, and market fluctuations; (8) risks inherent in making loans including repayment risks and value of collateral; (9) the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses; (10) fluctuations in consumer spending and saving habits; (11) the demand for our products and services; (12) technological changes; (13) the challenges and uncertainties in the implementation of our expansion and development strategies; (14) the ability to increase market share;
(15) the adequacy of expense projections and estimates of impairment loss; (16) the impact of changes in accounting policies by the Securities and Exchange Commission; (17) unanticipated regulatory or judicial proceedings; (18) the potential negative effects of future legislation affecting financial institutions (including without limitation laws concerning taxes, banking, securities, and insurance); (19) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (20) the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (21) other factors described in this report and in other reports filed by the company with the Securities and Exchange Commission; and (22) our success at managing the risks involved in the foregoing.

                          COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION
Item 5. Other Events
--------------------

On April 18, 2002, the Company declared a cash dividend on each outstanding share of the Company's common stock, par value $1.00 per share (the "Common Stock"), in the amount of $0.04 per share of Common Stock, which dividend shall be payable on or before June 7, 2002, to holders of record as of the close of business on May 17, 2002.

Item 6. Exhibits And Reports on Form 8-K
----------------------------------------

(a)  Exhibits

     None

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 2002.

Items 1, 2, 3, and 4 are not applicable.

                          COMMUNITY CAPITAL CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                    By: /s/ WILLIAM G. STEVENS
                                        ----------------------------------------
                                        William G. Stevens
                                        President & Chief Executive Officer

Date:  May 13, 2002                 By: /s/ R. WESLEY BREWER
                                        ----------------------------------------
                                        R. Wesley Brewer
                                        Chief Financial Officer