Form 10-Q
period 2002-06-30
COMMUNITY CAPITAL CORP /SC/
filed 2002-08-13
CIK 832847

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

                                 (864) 941-8200
              (Registrant's telephone number, including area code)
              ____________________________________________________

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

      3,846,648 shares of common stock, $1.00 par value as of July 23, 2002

                          COMMUNITY CAPITAL CORPORATION

                                      Index

PART I. FINANCIAL INFORMATION                                                                                      Page No.
-----------------------------
Item 1. Financial Statements (Unaudited)
        Condensed Consolidated Balance Sheets -- June 30, 2002 and December 31, 2001 ............................        3

        Condensed Consolidated Statements of Operations --
          Six months ended June 30, 2002 and 2001 and three months ended June 30, 2002 and 2001 .................        4

        Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income --
          Six months ended June 30, 2002 and 2001 ...............................................................        5

        Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2002 and 2001 ..............        6

        Notes to Condensed Consolidated Financial Statements ....................................................     7-10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ...................    11-16

PART II. OTHER INFORMATION
--------------------------

Item 4. Submission of Matters to a Vote of Security Holders .....................................................       17

Item 6. Exhibits and Reports on Form 8-K ........................................................................       17

        (a) Exhibits ............................................................................................       17

        (b) Reports on Form 8-K .................................................................................       17

                         COMMUNITY CAPITAL CORPORATION

                      Condensed Consolidated Balance Sheets

(Dollars in thousands)                                               June 30, 2002   December 31, 2001
                                                                     -------------   -----------------
Assets                                                                (Unaudited)
Cash and cash equivalents:
  Cash and due from banks                                            $       7,970     $         9,275
  Interest-bearing deposit accounts                                             88                  16
                                                                     -------------     ---------------
    Total cash and cash equivalents                                          8,058               9,291
                                                                     -------------     ---------------

Securities:
  Securities available-for-sale                                             53,879              56,851
  Securities held-to-maturity (estimated fair value of $550,000
   at June 30, 2002 and December 31, 2001)                                     550                 550
  Nonmarketable equity securities                                            5,405               5,405
                                                                     -------------     ---------------
    Total securities                                                        59,834              62,806
                                                                     -------------     ---------------

Loans receivable                                                           278,716             251,947
Less allowance for loan losses                                              (4,347)             (4,103)
                                                                     -------------     ---------------
    Loans, net                                                             274,369             247,844

Premises and equipment, net                                                 10,146              10,372
Accrued interest receivable                                                  1,856               2,008
Intangible assets                                                            4,125               4,338
Cash surrender value of life insurance                                       2,263               2,212
Other assets                                                                 2,347               1,811
                                                                     -------------     ---------------
    Total assets                                                     $     362,998     $       340,682
                                                                     =============     ===============

Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing                                                $      27,404     $        25,083
  Interest-bearing                                                         235,519             233,247
                                                                     -------------     ---------------
    Total deposits                                                         262,923             258,330

Federal funds purchased and securities sold
 under agreements to repurchase                                             23,437               7,464
Advances from the Federal Home Loan Bank                                    31,205              31,270
Obligations under capital leases                                               839                 940
Accrued interest payable                                                       730               1,052
                                                                     -------------     ---------------
Other liabilities                                                              956               2,353
                                                                     -------------     ---------------
    Total liabilities                                                      320,090             301,409
                                                                     -------------     ---------------

Shareholders' Equity
Common stock, $1.00 par value; 10,000,000 shares authorized,
   3,840,860 and 3,559,309 shares issued and outstanding
   at June 30, 2002 and December 31, 2001, respectively                      3,841               3,559
Capital surplus                                                             34,610              32,548
Retained earnings                                                            6,997               4,933
Accumulated other comprehensive income                                         787                 168
Treasury stock at cost; 306,937 shares at June 30, 2002
   and 189,024 shares December 31, 2001                                     (3,327)             (1,935)
                                                                     -------------     ---------------
                                                                            42,908              39,273
                                                                     -------------     ---------------
    Total liabilities and shareholders' equity                       $     362,998     $       340,682
                                                                     =============     ===============

           See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                Six Months Ended                    Three Months Ended
(Dollars in thousands)                                              June 30,                             June 30,
                                                       -----------------------------------    --------------------------------
                                                            2002                2001              2002              2001
                                                       ----------------    ---------------    --------------    --------------
Interest income:
  Loans, including fees                                      $   9,563          $  12,207        $   4,792          $  5,773
  Investment securities:
    Taxable                                                        814              1,895              394               858
    Tax-exempt                                                     612                638              305               313
    Nonmarketable equity securities                                106                141               53                66
  Other interest income                                              4                 25                2                15
                                                             ---------          ---------        ---------          --------
    Total                                                       11,099             14,906            5,546             7,025
                                                             ---------          ---------        ---------          --------

Interest expense:
  Deposits                                                       2,738              6,727            1,306             3,075
  Federal Home Loan Bank advances                                  966                974              485               487
  Other interest expense                                           195                523              121               197
                                                             ---------          ---------        ---------          --------
    Total                                                        3,899              8,224            1,912             3,759
                                                             ---------          ---------        ---------          --------

Net interest income                                              7,200              6,682            3,634             3,266
Provision for loan losses                                          323                500              213               400
                                                             ---------          ---------        ---------          --------
Net interest income after provision for loan losses              6,877              6,182            3,421             2,866
                                                             ---------          ---------        ---------          --------

Other operating income:
  Service charges on deposit accounts                            1,249                941              658               418
  Residential mortgage origination fees                            330                406              135               249
  Commissions from sales of mutual funds                            25                 13               13                 8
  Income from fiduciary activities                                 121                 57               62                33
  Gain on sales of securities available-for-sale                   106                  -                -                 -
  Gain on sale of branches                                           -              5,791                -             5,791
  Other operating income                                           271                350              137               167
                                                             ---------          ---------        ---------          --------
    Total                                                        2,102              7,558            1,005             6,666
                                                             ---------          ---------        ---------          --------

Other operating expenses:
  Salaries and employee benefits                                 3,110              3,505            1,561             1,683
  Net occupancy expense                                            685                661              225               444
  Amortization of intangible assets                                212              2,220              104             2,052
  Furniture and equipment expense                                  152                569              193               158
  Other operating expenses                                       1,647              2,075              786             1,185
                                                             ---------          ---------        ---------          --------
    Total                                                        5,806              9,030            2,869             5,522
                                                             ---------          ---------        ---------          --------

Income before income taxes                                       3,173              4,710            1,557             4,010
Income tax provision                                               870              1,498              408             1,348
                                                             ---------          ---------        ---------          --------

Net income                                                   $   2,303          $   3,212        $   1,149          $  2,662
                                                             =========          =========        =========          ========

Basic net income per share                                   $    0.68          $    0.94        $    0.34          $   0.78
Diluted net income per share                                 $    0.64          $    0.92        $    0.32          $   0.74

           See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION

    Condensed Consolidated Statements of Changes in Shareholders' Equity and
                              Comprehensive Income
                 for the six months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                            Accumulated
                                                                                               Other
                                          Common Stock           Capital      Retained     Comprehensive     Treasury
                                       ------------------
(Dollars in thousands)                 Shares      Amount        Surplus      Earnings        Income           Stock      Total
                                       ------      ------        -------      --------        ------           -----      -----
Balance, December 31, 2000             3,300,395   $  3,300     $ 30,826      $    1,984   $      (578)      $    (388)   $ 35,144

Net income                                                                         3,212                                     3,212

Other comprehensive
 income, net of tax                                                                                735                         735
                                                                                                                          --------

Comprehensive income                                                                                                         3,947
                                                                                                                          --------

Exercise of stock options                 20,406         20          100                                                       120

5% stock dividend                        164,388        165        1,167          (1,313)                          (19)          -

Payment of fractional shares                                                          (6)                                       (6)
                                       ---------   --------     --------      ----------   -----------       ---------    --------

Balance, June 30, 2001                 3,485,189   $  3,485     $ 32,093      $    3,877   $       157       $    (407)   $ 39,205
                                       =========   ========     ========      ==========   ===========       =========    ========

Balance, December 31, 2001             3,559,309   $  3,559     $ 32,548      $    4,933   $       168       $  (1,935)   $ 39,273

Net income                                                                         2,303                                     2,303

Other comprehensive
 income, net of tax                                                                                619                         619
                                                                                                                          --------

Comprehensive income                                                                                                         2,922
                                                                                                                          --------

Exercise of stock options                281,551        282        2,062                                                     2,344

Purchase of treasury stock
 (117,913 shares)                                                                                               (1,392)     (1,392)

$0.07 per share cash dividend                                                       (239)                                     (239)
                                       ---------   --------     --------      ----------   -----------       ---------    --------

Balance, June 30, 2002                 3,840,860   $  3,841     $ 34,610      $    6,997   $       787       $  (3,327)   $ 42,908
                                       =========   ========     ========      ==========   ===========       =========    ========

           See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Six Months Ended June 30,
                                                                        ---------------------------------
(Dollars in thousands)                                                      2002                  2001
                                                                        ------------          -----------
Cash flows from operating activities:
  Net income                                                            $     2,303           $     3,212
  Adjustments to reconcile net income to net cash (used) provided by operating activities:
    Depreciation                                                                489                   823
    Provision for possible loan losses                                          323                   500
    Amortization of intangible assets                                           213                 2,220
    Amortization less accretion on investments                                   19                    58
    Amortization of deferred loan costs                                         174                   237
    Gains on sales of securities available-for-sale                            (106)                    -
    Gain on sale of fixed assets                                                  -                     -
    Gain on sale of other real estate                                            (1)                    -
    Gain on sale of branches                                                      -                (5,791)
    Gain on sale of premises and equipment                                        -                   (17)
    Disbursements for mortgages held for sale                               (11,077)              (15,725)
    Proceeds of sales of residential mortgages                               13,528                15,194
    Decrease in interest receivable                                             152                   632
    Decrease in interest payable                                               (322)                 (320)
    Increase decrease in other assets                                          (548)                 (142)
    Increase (decrease) in other liabilities                                 (1,498)                  900
                                                                        -----------           -----------
      Net cash provided by operating activities                               3,649                 1,781
                                                                        -----------           -----------

Cash flows from investing activities:
  Net increase in loans to customers                                        (29,958)              (10,105)
  Purchases of securities available-for-sale                                 (7,730)                 (250)
  Proceeds from maturities of securities available-for-sale                   6,594                25,905
  Proceeds from sales of securities available-for-sale                        5,134                     -
  Proceeds from sales of premises and equipment                                  30                    70
  Proceeds from sales of other real estate                                      127                     -
  Purchases of non-marketable equity securities                                   -                  (247)
  Purchases of premises and equipment                                          (293)                 (315)
  Sale of branches                                                                -                (8,406)
                                                                        -----------           -----------
    Net cash provided (used) by investing activities                        (26,096)                6,652
                                                                        -----------           -----------

Cash flows from financing activities:
  Net increase in deposit accounts                                            4,593                 4,320
  Net increase (decrease) in federal funds purchased and repos               15,973                (1,437)
  Repayments of other borrowings                                                  -                (3,345)
  Repayments of Federal Home Loan Bank borrowings                               (65)               (1,065)
  Dividends paid                                                               (239)                    -
  Proceeds from exercise of stock options                                     2,344                   120
  Payment for fractional shares of stock                                          -                    (6)
  Purchase of treasury stock                                                 (1,392)                    -
                                                                        -----------           -----------
    Net cash provided (used) by financing activities                         21,214                (1,413)
                                                                        -----------           -----------

Net increase (decrease) in cash and cash equivalents                         (1,233)                7,020

Cash and cash equivalents, beginning of period                                9,291                 9,335
                                                                        -----------           -----------
Cash and cash equivalents, end of period                                $     8,058           $    16,355
                                                                        ===========           ===========

           See notes to condensed consolidated financial statements.

                          COMMUNITY CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2002 and for the interim periods ended June 30, 2002 and 2001 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in our 2001 Annual Report.

Note 2 - Supplemental Cash Flow Information

(Dollars in thousands)                                                           Six Months Ended June 30,
                                                                                ----------------------------
                                                                                   2002             2001
                                                                                -----------      -----------
 Cash paid during the period for:
  Income taxes                                                                  $     2,554      $       560
  Interest                                                                            4,221            8,544

 Noncash investing and financing activities:
  Foreclosures on loans                                                         $       485      $       140

 Details of the sale of branches:
  Deposits, including accrued interest payable less premium                     $         -      $   (61,309)
  Premises and equipment                                                                  -            3,568
  Loans, including accrued interest receivable                                            -           49,346
  Other, net                                                                              -              (11)
                                                                                -----------      -----------
  Cash paid for net liabilities sold                                            $         -      $     8,406
                                                                                ===========      ===========

Note 3 - Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us were $31,205,000 as of June 30, 2002. Of this amount, the following have scheduled maturities greater than one year:

           Maturing on                             Interest Rate                    Principal
---------------------------------        -----------------------------------      -------------
       (Dollars in thousands)
              03/17/05                   6.60% - fixed                               $  5,000
              10/13/05                   5.84% - fixed, callable 07/15/02               3,000
              03/26/08                   5.51% - fixed, callable 03/26/03               1,500
              02/02/09                   4.95% - fixed                                    675
              03/17/10                   5.92% - fixed, callable 09/17/02               5,000
              03/30/10                   6.02% - fixed, callable 09/30/02               2,000
              03/30/10                   6.02% - fixed, callable 09/30/02               4,000
                                                                                     --------
                                                                                     $ 21,175
                                                                                     ========

                         COMMUNITY CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Shareholders' Equity

During the first six months of 2002, there were no shares sold to the Employee Stock Ownership Plan. We purchased 117,913 shares of treasury stock at an average price of $11.81. There were 281,551 options exercised by the employees and directors of the Company with total proceeds of $2,344,000 at an average exercise price of $8.33. On January 16, 2002, the Board of Directors declared a cash dividend of $0.03 per share, which was paid to shareholders on March 8, 2002. On April 17, 2002, the Board of Directors declared a cash dividend of $0.04 per share. This was our fourth consecutive quarterly cash dividend and was paid on June 7, 2002.

Note 5 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the six and three month periods ended June 30, 2002 and 2001 are as follows:

                                                               Six Months Ended June 30, 2002
                                                      ------------------------------------------------
(Dollars in thousands, except per share)                  Income            Shares          Per Share
                                                       (Numerator)       (Denominator)       Amount
                                                      -------------     ---------------    -----------
Basic earnings per share
  Income available to common shareholders               $   2,303          3,369,352         $   0.68
                                                                                             ========
Effect of dilutive securities
  Stock options
                                                                -            231,039
                                                        ---------          ---------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions                            $   2,303          3,600,391         $   0.64
                                                        =========          =========         ========
                                                               Six Months Ended June 30, 2001
                                                      ------------------------------------------------
(Dollars in thousands, except per share)                  Income            Shares          Per Share
                                                       (Numerator)       (Denominator)       Amount
                                                      -------------     ---------------    -----------
Basic earnings per share
  Income available to common shareholders               $   3,212          3,420,760         $   0.94
                                                                                             ========
Effect of dilutive securities
  Stock options                                                 -             90,490
                                                        ---------          ---------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions                            $   3,212          3,511,250         $   0.92
                                                        =========          =========         ========

                          COMMUNITY CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Earnings Per Share - (continued)

                                                                                Three Months Ended June 30, 2002
                                                                    --------------------------------------------------------
(Dollars in thousands, except per share)                                Income              Shares              Per Share
                                                                      (Numerator)        (Denominator)           Amount
                                                                    ----------------   ------------------   ----------------
Basic earnings per share
  Income available to common shareholders                             $    1,149           3,427,062           $     0.34
                                                                                                               ==========
Effect of dilutive securities
  Stock options                                                                -             219,805
                                                                      ----------           ---------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions                                          $    1,149           3,646,867           $     0.32
                                                                      ==========           =========           ==========

                                                                                Three Months Ended June 30, 2001
                                                                    --------------------------------------------------------
(Dollars in thousands, except per share)                                Income              Shares              Per Share
                                                                      (Numerator)        (Denominator)           Amount
                                                                    ----------------   ------------------   ----------------
Basic earnings per share
  Income available to common shareholders                             $    2,662           3,422,477           $     0.78
                                                                                                               ==========
Effect of dilutive securities
  Stock options                                                                -             171,509
                                                                      ----------           ---------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions                                          $    2,662           3,593,986           $     0.74
                                                                      ==========           =========           ==========

Note 6 - Comprehensive Income

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects for the six and three month periods ended June 30, 2002 and 2001:

                                                                        Pre-tax            (Expense)            Net-of-tax
(Dollars in thousands)                                                  Amount              Benefit              Amount
                                                                    ----------------   ------------------   ------------------
 For the Six Months Ended June 30, 2002:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period        $    1,045          $     (354)          $      691
   Less: reclassification adjustment for gains realized in net
    income                                                                  (106)                 34                  (72)
                                                                      ----------          ----------           ----------
 Net unrealized gains (losses) on  securities                                939                (320)                 619
                                                                      ----------          ----------           ----------

 Other comprehensive income                                           $      939          $     (320)          $      619
                                                                      ==========          ==========           ==========

                         COMMUNITY CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Comprehensive Income  - (continued)

                                                                                Pre-tax            (Expense)            Net-of-tax
(Dollars in thousands)                                                          Amount              Benefit               Amount
                                                                            --------------      --------------        --------------
 For the Six Months Ended June 30, 2001:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period                $    1,115          $     (380)           $      735
   Less: reclassification adjustment for gains realized in net income                  -                   -                     -
                                                                              ----------          ----------            ----------

 Net unrealized gains (losses) on securities                                       1,115                (380)                  735
                                                                              ----------          ----------            ----------

 Other comprehensive income                                                   $    1,115          $     (380)           $      735
                                                                              ==========          ==========            ==========

                                                                                Pre-tax            (Expense)            Net-of-tax
(Dollars in thousands)                                                          Amount              Benefit               Amount
                                                                              ------------      --------------        --------------
 For the Three Months Ended June 30, 2002:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period                $      994          $     (338)           $      656

   Less: reclassification adjustment for gains realized in net income                  -                   -                     -
                                                                              ----------          ----------            ----------

 Net unrealized gains (losses) on  securities                                        994                (338)                  656
                                                                              ----------          ----------            ----------

 Other comprehensive income                                                   $      994          $     (338)           $      656
                                                                              ==========          ==========            ==========

                                                                                Pre-tax            (Expense)            Net-of-tax
(Dollars in thousands)                                                          Amount              Benefit              Amount
                                                                              ------------      --------------        --------------
 For the Three Months Ended June 30, 2001:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period                $      (95)         $       32            $      (63)
   Less: reclassification adjustment for gains realized in net income                  -                   -                     -
                                                                              ----------          ----------            ----------

 Net unrealized gains (losses) on securities                                         (95)                 32                   (63)
                                                                              ----------          ----------            ----------

 Other comprehensive income                                                   $      (95)         $       32            $      (63)
                                                                              ==========          ==========            ==========

                         COMMUNITY CAPITAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2002 compared to December 31, 2001 and the results of operations for the six and three months ended June 30, 2002 compared to the six and three months ended June 30, 2001. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the six months ended June 30, 2002, net interest income, the major component of our net income, was $7,200,000 compared to $6,682,000 for the same period of 2001, an increase of $518,000 or 7.75%. For the three months ended June 30, 2002, net interest income was $3,634,000 compared to $3,266,000 for the comparable period of 2001. The improvements in the 2002 periods were primarily attributable to the increase in the volume of loans and the increase in net interest margin to a lesser extent. The average rate realized on interest-earning assets decreased to 7.07% from 8.22%, while the average rate paid on interest-bearing liabilities decreased to 2.83% from 4.47% for the six month periods ended June 30, 2002 and 2001, respectively.

The tax-effected net interest spread and net interest margin were 4.24% and 4.64%, respectively, for the six-month period ended June 30, 2002, compared to 3.75% and 3.84% for the six month period ended June 30, 2001.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2002, the provision charged to expense was $323,000, as compared to $500,000 for the same period in 2001. For the quarter ended June 30, 2002 and 2001, the provision charged to expense was $213,000 and $400,000, respectively. Our nonperforming loans totaled $1,584,000 at June 30, 2002 compared to $1,692,000 at June 30, 2001. Criticized and classified loans have increased from $13,697,000 at June 30, 2001 to $16,209,000 at June 30, 2002, primarily because of the recent declining economy.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at June 30, 2002 to meet presently known and inherent risks in the loan portfolio.

Noninterest Income

Total noninterest income for the six months ended June 30, 2002 was $2,102,000, a decrease of $5,456,000, or 72.19% compared to $7,558,000 for the six months ended June 30, 2001. Total noninterest income for the quarter ended June 30, 2002 decreased $5,661,000, or 84.92% to $1,005,000, compared to June 30, 2001.
The primary reason for the significant decrease was due to the fact that we realized a gain of $5,791,000 on the sale of branches during the three months ended June 30, 2001.

Service charge income increased $308,000, or 32.73% from the six months ended June 30, 2001 to the six months ended June 30, 2002 and $240,000, or 57.42% from the three months ended June 30, 2001 to the three months June 30, 2002. This increase is primarily from our new overdraft protection product that allows all customers a limited dollar amount of overdrafts on their deposit accounts for a fee.

Residential mortgage origination fees decreased $76,000, or 18.72% from $406,000 to $330,000 for the six months ended June 30, 2002, compared to the six months ended June 30, 2001 and decreased $114,000, or 45.78% from $249,000 to $135,000 for the three months ended June 30, 2002, compared to the three months ended June 30, 2001. Mortgage originations have declined as rates have leveled off and fewer customers are refinancing their mortgages.

Other operating income decreased $79,000 from the six months ended June 30, 2001 to the six months ended June 30, 2002 and $30,000 from the three months ended June 30, 2001 to the three months ended June 30, 2002.

The income from fiduciary activities increased $64,000, or 112.28% from the six month period ended June 30, 2001 to the six month period ended June 30, 2002, and $29,000, or 87.88% from the three month period ended June 30, 2001 to the three month period ended June 30, 2002. Commissions from the sales of mutual funds increased $12,000, or 92.31% from the six months ended June 30, 2001 to the six months ended June 30, 2002 and $5,000, or 62.50% for the three months ended June 30, 2001 to the three months ended June 30, 2002. We have begun an aggressive marketing campaign to increase revenues in our Wealth Management area.

                         COMMUNITY CAPITAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Noninterest Expense

Total noninterest expense for the first six months of 2002 was $5,806,000, a decrease of $3,224,000, or 35.70%, when compared to the first six months of 2001. For the quarter ended June 30, 2002, noninterest expense was $2,869,000, a decrease of $2,653,000, or 48.04%, over the comparable period of 2001. The primary reason for the decrease was due to the $1,916,000 write off of intangible assets as a result of the sale of the branches in the second quarter of 2001.

The primary component of noninterest expense is salaries and benefits, which were $3,110,000 and $3,505,000 for the six months ended June 30, 2002 and 2001, respectively and $1,561,000 and $1,683,000 for the three months ending June 30, 2002 and 2001, respectively. Net occupancy expense increased $24,000 for the six month period ending June 30, 2002, an increase of 3.63% over the related period in 2001.

Income Taxes

For the six months ended June 30, 2002 and 2001, the effective income tax rate was 27.42% and 31.80%, respectively, and the income tax provision was $870,000 and $1,498,000, respectively. For the quarter ended June 30, 2002, the effective tax rate was 26.20% compared to 33.62% for the second quarter of 2001. The decreases in the effective tax rate were due to a decrease in income before taxes, primarily as a result of the gain realized on the sale of branches during the second quarter of 2001.

Net Income

The combination of the above factors resulted in net income of $2,303,000 for the six months ended June 30, 2002 compared to $3,212,000 for the comparable period in 2001, a decrease of 28.30%. For the quarter ended June 30, 2002, net income was $1,149,000, a decrease of $1,513,000 when compared to the second quarter of 2001, a decreased of 56.84%. As discussed earlier, the sale of branches during the second quarter of 2001 was the primary reason for the significant decrease in income reported for the 2002 periods.

Assets and Liabilities

During the first six months of 2002, total assets increased $22,316,000, or 6.55%, when compared to December 31, 2001. We experienced an increase of 10.62% in the loan area during the first six months of 2002; however, this growth was offset by a decrease in securities of $2,972,000 from December 31, 2001 to June 30, 2002. Proceeds from maturities of securities were used to fund loan growth. On the liability side, total deposits increased $4,593,000, or 1.78%, to $ 262,923,000 at June 30, 2002. Payments for income taxes of $2,554,000 were the primary reason for the reduction of other liabilities by $1,397,000 or 59.37% from $2,353,000 at December 31, 2001 to $956,000 at June 30, 2002. This tax
liability was accrued in 2001 primarily for the gain on the sale of the branches.

Investment Securities

Investment securities decreased $2,972,000, or 4.73% to $59,834,000 at June 30, 2002. The decrease was solely due to a decrease in securities available-for-sale. Proceeds from the maturities of securities were used to fund loan growth.

Loans

Loans receivable increased $26,769,000, or 10.62%, since December 31, 2001 to $278,716,000 at June 30, 2002. Balances within the major loan receivable categories as of June 30, 2002 and December 31, 2001 are as follows:

(Dollars in thousands)                                  June 30, 2002    December 31, 2001
                                                        -------------    -----------------
 Commercial and agricultural                            $      27,723    $         33,395
 Real estate                                                  209,475             177,821
 Home equity                                                   20,607              18,939
 Consumer, installment                                         14,390              16,915
 Consumer, credit card and checking                             2,203               1,312
 Residential mortgages held for sale & other                    4,318               3,565
                                                        -------------    ----------------
                                                        $     278,716    $        251,947
                                                        =============    ================

                         COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)                                                  June 30, 2002       December 31, 2001
                                                                       --------------       -----------------
Loans:
  Nonaccrual loans                                                       $        624         $         1,567
  Accruing loans more than 90 days past due                                       960                       -
                                                                         ------------         ---------------
                                                                                1,584                   1,567
                                                                         ============         ===============

Of the $1,567,000 in nonaccrual loans as of December 31, 2001, a $500,000 loan has been reclassified as accruing because we expect to recover all principal and interest from the sale of collateral. Also, a loan for $573,000 at December 31, 2001 has been written off in part with the remainder transferred to other real estate.

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)                                                                               June 30,
                                                                                        -------------------------------------
                                                                                            2002                  2001
                                                                                        --------------          -------------
Balance, January 1,                                                                     $        4,103          $       3,060
Provision for loan losses for the period                                                           323                    500
Chargeoffs                                                                                        (145)                  (249)
Recoveries                                                                                          66                     56
                                                                                        --------------          -------------

Balance, end of period                                                                  $        4,347          $       3,367
                                                                                        ==============          =============

Gross loans outstanding, end of period                                                  $      278,716          $     241,638

Allowance for loan losses to loans outstanding                                                    1.56%                  1.39%

Premises and Equipment

Purchases of fixed assets during the first six months of 2002 totaled $293,000 for the Company. Of this amount, $165,000 was during the second quarter of 2002. Total fixed assets, net of depreciation, decreased $226,000 during the first six months of 2002.

Deposits

Total deposits increased $4,593,000, or 1.78%, from December 31, 2001 to $262,923,000 at June 30, 2002. Expressed in percentages, noninterest-bearing deposits increased 9.25% and interest bearing deposits increased 0.97%.

Balances within the major deposit categories as of June 30, 2002 and December 31, 2001 are as follows:

(Dollars in thousands)                      June 30, 2002      December 31, 2001
                                            -------------      -----------------

Noninterest-bearing demand deposits         $      27,404      $          25,083
Interest-bearing demand deposits                   34,458                 32,503
Money market accounts                              53,376                 61,863
Savings deposits                                   28,413                 26,653
Certificates of deposit                           119,272                112,228
                                            -------------      -----------------
                                            $     262,923      $         258,330
                                            =============      =================

                         COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us were $31,205,000 as of June 30, 2002. Of this amount, the following have scheduled maturities greater than one year:

               Maturing on                          Interest Rate                       Principal
         ------------------------       --------------------------------------         ------------
         (Dollars in thousands)
                03/17/05                6.60% - fixed                                     5,000
                10/13/05                5.84% - fixed, callable 07/15/02                  3,000
                03/26/08                5.51% - fixed, callable 03/26/03                  1,500
                02/02/09                4.95% - fixed                                       675
                03/17/10                5.92% - fixed, callable 09/17/02                  5,000
                03/30/10                6.02% - fixed, callable 09/30/02                  2,000
                03/30/10                6.02% - fixed, callable 09/30/02                  4,000
                                                                                       --------
                                                                                       $ 21,175
                                                                                       ========

Capital

Quantitative measures established by the federal banking agencies to ensure capital adequacy require us to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

We are also required to maintain capital at a minimum level based on total average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios at least 1% to 2% above the minimum.

The following table summarizes our capital ratios and the regulatory minimum requirements at June 30, 2002:

                                                                    Tier 1           Total           Tier 1
                                                                 Risk-based        Risk-based       Leverage
                                                                 ----------        ----------       --------
Actual ratio:
  Community Capital Corporation                                    14.51%            15.77%          10.85%
  CapitalBank                                                      12.61%            13.86%           9.42%

Regulatory minimums:
 For capital adequacy purposes                                      4.00%             8.00%           4.00%
 To be well-capitalized under prompt action provisions              6.00%            10.00%           5.00%

                         COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity and Capital Resources

Shareholders' equity was increased by the $2,344,000 proceeds from the exercise of stock options and net income of $2,303,000. Due to changes in the market rates of interest, the fair value of our securities available-for-sale increased, which had the effect of increasing shareholders' equity by $619,000 net of the deferred taxes for the six months ended June 30, 2002 when compared to December 31, 2001. Total equity was also reduced by cash dividends paid during the six months ended June 30, 2002 which totaled $239,000.

For the near term, maturities and sales of securities available-for-sale are expected to be a primary source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities. We also expect to build our deposit base. Advances from the Federal Home Loan Bank and the Bankers Bank will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $28,665,000 in advances under the terms of our agreement with the Federal Home Loan Bank. Short-term borrowings by the bank are not expected to be a primary source of liquidity for the near term; however, we have approximately $37,572,000 of unused lines of credit to purchase federal funds.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments to extend credit of $45,524,000 and standby letters of credit of $781,000 through various types of commercial lending arrangements. Approximately $20,785,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2002.

                                                 After One        After Three
                                  Within          Through           Through          Within         Greater
                                   One             Three             Twelve           One             Than
(Dollars in thousands)            Month            Months            Months           Year          One Year        Total
                                ----------     -------------     -------------     ----------     -----------     ---------
Unused commitments to
  extend credit                    $  756         $  1,761          $  18,093       $20,610         $ 24,914       $ 45,524
Standby letters of credit               -               25                753           778                3            781
                                   ------         --------          ---------       -------         --------       --------
  Totals                           $  756         $  1,786          $  18,846       $21,388         $ 24,917       $ 46,305

We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

                         COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Regulatory Matters

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

                         COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 15, 2002, we held our Annual Meeting of Shareholders for the purpose of
(a) electing members to the board of directors, and (b) ratifying the appointment of Tourville, Simpson & Caskey, L.L.P. as our independent auditors for the fiscal year ending December 31, 2002. Six members were up for election for three-year terms, and one director was up for election for a one-year term. Each of the nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with our Bylaws, and Tourville, Simpson & Caskey, L.L.P. received the requisite number of affirmative votes required for approval pursuant to our Bylaws. Of the 3,633,046 outstanding shares, 2,624,658 shares were either voted in person or by proxy for the two matters presented for shareholders' approval. The following table summarizes the number of votes cast for, against, or withheld as to either matter:

Election of Directors

                                                 For                 Withheld

          Patricia C. Edmonds                 2,612,197               12,461

          H. Edward Munnerlyn                 2,613,924               10,734

          Miles Loadholt                      2,612,040               12,618

          Joe H. Patrick, Jr.                 2,613,924               10,734

          Thomas C. Lynch, Jr.                2,613,191               11,467

          Lex D. Walters, PhD                 2,613,798               10,860

          William W. Riser, Jr.               2,612,156               12,502


Ratification of Auditors

                   For                        Against              Withheld

                2,615,445                      8,270                 943

There were no broker non-votes for either matter.

Item 6. Exhibits And Reports on Form 8-K

(a)  Exhibits

     Not applicable

(b) Reports on Form 8-K. The following reports were filed on Form 8-K during the quarter ended June 30, 2002.

     The Company filed a Form 8-K on June 20, 2002 regarding an article published by The State Newspaper relating to Community Capital Corporation and its expansion efforts.

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

                                     By: /s/ WILLIAM G. STEVENS
                                         ---------------------------------------
                                         William G. Stevens
                                         President & Chief Executive Officer


Date: August 13, 2002                By: /s/ R. WESLEY BREWER
                                         ---------------------------------------
                                         R. Wesley Brewer
                                         Chief Financial Officer