Form 10-Q
period 2002-09-30
COMMUNITY CAPITAL CORP /SC/
filed 2002-11-13
CIK 832847

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

                                YES  X  NO ___
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

    3,522,463 shares of common stock, $1.00 par value as of October 31, 2002

                         COMMUNITY CAPITAL CORPORATION

                                      Index

PART I. FINANCIAL INFORMATION                                                                                      Page No.
-----------------------------
Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- September 30, 2002 and December 31, 2001                                3

         Condensed Consolidated Statements of Operations --
           Nine months ended September 30, 2002 and 2001 and three months ended September 30, 2002 and 2001               4

         Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income --
           Nine months ended September 30, 2002 and 2001                                                                  5

         Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2002 and 2001                 6

         Notes to Condensed Consolidated Financial Statements                                                          8-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                         12-18

Item 4. Controls and Procedures                                                                                          18

PART II. OTHER INFORMATION
--------------------------

Item 5. Other Information                                                                                                20

Item 6. Exhibits and Reports on Form 8-K                                                                                 20

         (a) Exhibits                                                                                                    20

         (b) Reports on Form 8-K                                                                                         20


                         COMMUNITY CAPITAL CORPORATION

                      Condensed Consolidated Balance Sheets

                                                                      September 30,    December 31,
(Dollars in thousands)                                                    2002             2001
                                                                      -------------    ------------
                                                                       (Unaudited)
Assets
  Cash and cash equivalents:
  Cash and due from banks                                                   8,730        $   9,275
  Interest-bearing deposit accounts                                           103               16
                                                                        ---------        ---------
     Total cash and cash equivalents                                        8,833            9,291
                                                                        ---------        ---------
Securities:
  Securities available-for-sale                                            50,202           56,851
  Securities held-to-maturity (estimated fair value of $550,000
   at September 30, 2002 and December 31, 2001)                               550              550
  Nonmarketable equity securities                                           5,405            5,405
                                                                        ---------        ---------
     Total securities                                                      56,157           62,806
                                                                        ---------        ---------
Loans receivable                                                          290,027          251,947
Less allowance for loan losses                                             (4,282)          (4,103)
                                                                        ---------        ---------
     Loans, net                                                           285,745          247,844

Premises and equipment, net                                                 9,972           10,372
Accrued interest receivable                                                 1,878            2,008
Intangible assets                                                           4,035            4,338
Cash surrender value of life insurance                                     10,071            2,212
Other assets                                                                2,086            1,811
                                                                        ---------        ---------
     Total assets                                                       $ 378,777        $ 340,682
                                                                        =========        =========
Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing                                                   $  27,936        $  25,083
  Interest-bearing                                                        246,127          233,247
                                                                        ---------          -------
     Total deposits                                                       274,063          258,330

Federal funds purchased and securities sold
 under agreements to repurchase                                            26,953            7,464
Advances from the Federal Home Loan Bank                                   31,165           31,270
Obligations under capital leases                                              787              940
Accrued interest payable                                                      674            1,052
Other liabilities                                                             998            2,353
                                                                        ---------        ---------
     Total liabilities                                                    334,640          301,409
                                                                        ---------        ---------

Shareholders' Equity
  Common stock, $1.00 par value; 10,000,000 shares authorized,
   3,852,592 and 3,559,309 shares issued and outstanding
   at September 30, 2002 and December 31, 2001, respectively                3,852            3,559
  Capital surplus                                                          34,695           32,548
  Retained earnings                                                         7,849            4,933
  Accumulated other comprehensive income (loss)                             1,384              168
  Treasury stock at cost; 330,942 shares at September 30, 2002
   and 189,024 shares December 31, 2001                                    (3,643)          (1,935)
                                                                        ---------        ---------
     Total shareholders' equity                                            44,137           39,273
                                                                        ---------        ---------

     Total liabilities and shareholders' equity                         $ 378,777        $ 340,682
                                                                        =========        =========

                          COMMUNITY CAPITAL CORPORATION

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                               Nine Months Ended                    Three Months Ended
(Dollars in thousands)                                           September 30,                         September 30,
                                                       -----------------------------------    --------------------------------
                                                            2002                2001              2002              2001
                                                       ----------------    ---------------    --------------    --------------
Interest income:
  Loans, including fees                                $         14,474    $        17,413    $        4,911    $        5,206
  Investment securities:
    Taxable                                                       1,176              2,519               362               624
    Tax-exempt                                                      917                945               305               307
    Nonmarketable equity securities                                 157                191                51                50
  Other interest income                                               4                 69                 -                44
                                                       ----------------    ---------------    --------------    --------------
    Total                                                        16,728             21,137             5,629             6,231
                                                       ----------------    ---------------    --------------    --------------

Interest expense:
  Deposits                                                        4,112              9,176             1,374             2,449
  Federal Home Loan Bank advances                                 1,457              1,466               491               492
  Other interest expense                                            315                601               120                78
                                                       ----------------    ---------------    --------------    --------------
    Total                                                         5,884             11,243             1,985             3,019
                                                       ----------------    ---------------    --------------    --------------

Net interest income                                              10,844              9,894             3,644             3,212
Provision for loan losses                                           663              1,100               340               600
                                                       ----------------    ---------------    --------------    --------------
Net interest income after provision for loan losses              10,181              8,794             3,304             2,612
                                                       ----------------    ---------------    --------------    --------------

Other operating income:
  Service charges on deposit accounts                             1,917              1,452               668               511
  Residential mortgage origination fees                             487                607               157               201
  Commissions from sales of mutual funds                             53                 26                28                13
  Income from fiduciary activities                                  201                 95                80                38
  Gain on sales of securities available-for-sale                    106                288                 -               288
  Gain on sale of fixed assets                                        -                 24                 -                24
  Gain on sale of branches                                            -              5,791                 -                 -
  Other operating income                                            440                490               169               140
                                                       ----------------    ---------------    --------------    --------------
    Total                                                         3,204              8,773             1,102             1,215
                                                       ----------------    ---------------    --------------    --------------

Other operating expenses:
  Salaries and employee benefits                                  4,771              4,999             1,661             1,494
  Net occupancy expense                                           1,049                915               364               254
  Amortization of intangible assets                                 302              2,330                90               110
  Furniture and equipment expense                                   230                787                78               218
  Other operating expenses                                        2,454              2,940               807               865
                                                       ----------------    ---------------    --------------    --------------
    Total                                                         8,806             11,971             3,000             2,941
                                                       ----------------    ---------------    --------------    --------------

Income before income taxes                                        4,579              5,596             1,406               886
Income tax provision                                              1,250              1,718               380               220
                                                       ----------------    ---------------    --------------    --------------

Net income                                             $          3,329    $         3,878    $        1,026    $          666
                                                       ================    ===============    ==============    ==============

Basic net income per share                             $           0.97    $          1.13    $         0.29    $         0.19
Diluted net income per share                           $           0.91    $          1.09    $         0.28    $         0.18

                          COMMUNITY CAPITAL CORPORATION

     Condensed Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income for the Nine months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                       Accumulated
                                                                                          Other
                                     Common Stock          Capital      Retained       Comprehensive   Treasury
                                     ------------
                                   Shares      Amount      Surplus     Earnings          Income         Stock        Total
                                 ----------   ---------   ---------   ----------      -------------  ----------    ---------
Balance,
 December 31, 2000                3,300,395   $   3,300   $  30,826   $    1,984      $        (578) $     (388)   $  35,144
Net income                                                                 3,878                                       3,878
Other
 comprehensive
 income, net of tax                                                                           1,392                    1,392
                                                                                                                   ---------
Comprehensive
 income                                                                                                                5,270
                                                                                                                   ---------
Exercise of stock options            77,440          77         449                                                      526
5% stock dividend                   164,388         165       1,167       (1,313)                           (19)           -
Payment for fractional
  shares                                                                      (6)                                         (6)
Purchase of treasury stock
  (59,600 shares)                                                                                          (637)        (637)
$.03 per share cash
  dividend                                -           -           -         (104)                 -           -         (104)
                                 ----------   ---------   ---------   ----------      -------------  ----------    ---------

Balance,
 September 30, 2001               3,542,223   $   3,542   $  32,442   $    4,439      $         814  $   (1,044)   $  40,193
                                 ==========   =========   =========   ==========      =============  ==========    =========

Balance,
 December 31, 2001                3,559,309       3,559      32,548        4,933                168      (1,935)      39,273
Net income                                                                 3,329                                       3,329
Other
 comprehensive
 income, net of tax                                                                           1,216                    1,216
                                                                                                                   ---------
Comprehensive
 income                                                                                                                4,545
                                                                                                                   ---------
Exercise of stock options           293,283         293       2,147                                                    2,440
Purchase of treasury stock
(141,918 shares)                                                                                         (1,708)      (1,708)
$0.12 per share cash dividend             -           -           -         (413)                 -           -         (413)
                                 ----------   ---------   ---------   ----------      -------------  ----------    ---------

Balance,
 September 30, 2002               3,852,592   $   3,852   $  34,695   $    7,849      $       1,384  $   (3,643)    $ 44,137
                                 ==========   =========   =========   ==========      =============  ==========     ========

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                 --------------------------------------
                                                                                      2002                 2001
                                                                                 ----------------    ------------------
Cash flows from operating activities:
  Net income
                                                                                      $    3,329               $ 3,878
Adjustments to reconcile net income to net cash (used) provided by operating activities:
    Depreciation                                                                             710                 1,118
    Provision for possible loan losses                                                       663                 1,100
    Amortization of intangible assets                                                        303                 2,330
    Amortization less accretion on investments                                                29                    93
    Amortization of deferred loan costs                                                      252                   341
    Gains on sales of securities available-for-sale                                         (106)                 (288)
    Gain on sale of premises and equipment                                                     -                   (24)
    Gain on sale of other real estate                                                         (1)                    -
    Loss on sale of other real estate                                                         26                     -
    Gain on sale of branches                                                                   -                (5,791)
    Disbursements for mortgages held for sale                                            (21,508)              (24,233)
    Proceeds of sales of residential mortgages                                            19,911                22,530
    (Increase) decrease in interest receivable                                               130                   752
    Increase (decrease) in interest payable                                                 (378)                 (473)
    (Increase) decrease in other assets                                                   (8,171)                 (362)
    Increase (decrease) in other liabilities                                              (2,041)                  885
                                                                                      ----------           -----------
      Net cash provided (used) by operating activities                                    (6,852)                1,856
                                                                                      ----------           -----------
Cash flows from investing activities:
  Net increase in loans to customers                                                     (37,704)              (14,367)
  Purchases of securities available-for-sale                                              (7,730)                 (250)
  Proceeds from maturities of securities available-for-sale                               11,164                39,376
  Proceeds from sales of securities available-for-sale                                     5,134                     -
  Sale of nonmarketable equity securities                                                      -                    31
  Proceeds from sales of premises and equipment                                               80                   109
  Proceeds from sales of other real estate                                                   404                     -
  Purchases of premises and equipment                                                       (390)                 (445)
  Acquisition of branches                                                                      -                (8,406)
                                                                                      ----------           -----------
    Net cash provided (used) by investing activities                                     (29,042)               16,048
                                                                                      ----------           -----------
Cash flows from financing activities:
  Net increase (decrease) in deposit accounts                                             15,734                (3,229)
  Net increase (decrease) in federal funds purchased and repos                            19,488                (6,153)
  Proceeds from other borrowings                                                               -                   300
  Repayments of other borrowings                                                               -                (5,145)
  Repayments of Federal Home Loan Bank borrowings                                           (105)               (1,104)
  Dividends paid                                                                            (413)                    -
  Proceeds from exercise of stock options                                                  2,440                   525
  Purchase of treasury stock                                                              (1,708)                 (636)
  Payment of cash dividend                                                                     -                  (104)
  Payment for fractional shares of stock                                                       -                    (6)
    Net cash provided (used) by financing activities                                      35,436               (15,552)
                                                                                      ----------           -----------
Net increase (decrease) in cash and cash equivalents                                        (458)                2,352
Cash and cash equivalents, beginning of period                                             9,291                 9,335
                                                                                      ----------           -----------
Cash and cash equivalents, end of period                                              $    8,833           $    11,687
                                                                                      ==========           ===========

                          COMMUNITY CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2002 and for the interim periods ended September 30, 2002 and 2001 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in our 2001 Annual Report.

Note 2 - Supplemental Cash Flow Information

(Dollars in thousands)                                               Nine Months Ended
                                                                       September 30,
                                                                    2002           2001
                                                                 ----------     ----------
Cash paid during the period for:
 Income taxes                                                    $    2,979     $      871
 Interest                                                             6,262         11,716
Details of the sale of branches:
 Deposits, including accrued interest payable less premium       $        -     $  (61,309)
 Premises and equipment                                                   -          3,568
 Loans, including accrued interest receivable                             -         49,346
 Other, net                                                               -            (11)
                                                                 ----------     ----------
   Cash paid for net liabilities sold                            $        -     $   (8,406)
                                                                 ==========     ==========

Note 3 - Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us were $31,165,000 as of September 30, 2002. Of this amount, the following have scheduled maturities greater than one year:

            Maturing on                  Interest Rate              Principal
     ------------------------   --------------------------------    ---------
      (Dollars in thousands)

              03/17/05          6.60% - fixed                        $  5,000
              10/13/05          5.84% - fixed, callable 10/14/02        3,000
              03/26/08          5.51% - fixed, callable 03/26/03        1,500
              02/02/09          4.95% - fixed                             650
              03/17/10          5.92% - fixed, callable 12/17/02        5,000
              03/30/10          6.02% - fixed, callable 12/30/02        2,000
              03/30/10          6.02% - fixed, callable 12/30/02        4,000
                                                                     --------
                                                                     $ 21,150
                                                                     ========

Note 4 - Shareholders' Equity

We purchased 141,918 shares of treasury stock at an average price of $12.03 per share through our stock repurchase program. There were 293,283 options exercised by the employees and directors of the Company with total proceeds of $2,440,000 at an average exercise price of $8.32. On January 16, 2002, the Board of Directors declared a cash dividend of $0.03 per share, which was paid to shareholders on March 8, 2002. On April 17, 2002, the Board of Directors declared a cash dividend of $0.04 per share, which was paid to shareholders on June 7, 2002. On July 18, 2002, the Board of Directors declared a cash dividend of $0.05 per share. This was our fifth consecutive quarterly cash dividend and was paid to shareholders on September 6, 2002.

                          COMMUNITY CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the nine and three month periods ended September 30, 2002 and 2001 are as follows:

                                                       Nine Months Ended September 30, 2002
                                                     ----------------------------------------
(Dollars in thousands, except per share)                Income        Shares       Per Share
                                                     (Numerator)   (Denominator)     Amount
                                                     -----------   -------------   ----------
Basic earnings per share
  Income available to common shareholders            $    3,329       3,425,803    $     0.97
                                                                                   ==========
Effect of dilutive securities
  Stock options                                               -         214,872
                                                     ----------       ---------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions                         $    3,329       3,640,675    $     0.91
                                                     ==========       =========    ==========

                                                       Nine Months Ended September 30, 2001
                                                     ----------------------------------------
(Dollars in thousands, except per share)                Income        Shares       Per Share
                                                     (Numerator)   (Denominator)     Amount
                                                     -----------   -------------   ----------
Basic earnings per share
  Income available to common shareholders            $    3,878       3,431,386    $     1.13
                                                                                   ==========
Effect of dilutive securities
  Stock options                                               -         122,951
                                                     ----------       ---------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions                         $    3,878       3,554,337    $     1.09
                                                     ==========       =========    ==========

                                                       Three Months Ended September 30, 2002
                                                     ----------------------------------------
(Dollars in thousands, except per share)                Income        Shares       Per Share
                                                     (Numerator)   (Denominator)     Amount
                                                     -----------   -------------   ----------
Basic earnings per share
  Income available to common shareholders            $    1,026       3,536,865    $     0.29
                                                                                   ==========
Effect of dilutive securities
  Stock options                                               -         189,503
                                                     ----------       ---------
Diluted earnings per share
  Income available to common shareholders
    plus assumed conversions                         $    1,026       3,726,368    $     0.28
                                                     ==========       =========    ==========

                          COMMUNITY CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Earnings Per Share - (continued)

                                                         Three Months Ended September 30, 2001
                                                      --------------------------------------------
                                                        Income          Shares          Per Share
(Dollars in thousands, except per share)              (Numerator)    (Denominator)        Amount
                                                      -----------    -------------     -----------
Basic earnings per share
  Income available to common shareholders             $       666        3,450,448     $      0.19
                                                                                       ===========
Effect of dilutive securities
  Stock options                                                 -          220,862
                                                      -----------    -------------
Diluted earnings per share
 Income available to common shareholders
    plus assumed conversions                          $       666        3,671,310     $      0.18
                                                      ===========    =============     ===========

Note 6 - Comprehensive Income

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects for the nine and three month periods ended September 30, 2002 and 2001:

                                                                            Pre-tax           (Expense)       Net-of-tax
(Dollars in thousands)                                                      Amount             Benefit          Amount
                                                                          -----------        -----------      -----------
 For the Nine Months Ended September 30, 2002:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period             $    1,948        $      (660)     $     1,288
   Less: reclassification adjustment for gains realized in net
   income                                                                        (106)                34              (72)
                                                                          -----------        -----------      -----------
 Net unrealized gains (losses) on securities                                    1,842               (626)           1,216
                                                                          -----------        -----------      -----------

 Other comprehensive income                                               $     1,842        $      (626)     $     1,216
                                                                          ===========        ===========      ===========

                                                                           Pre-tax            (Expense)       Net-of-tax
(Dollars in thousands)                                                      Amount              Benefit          Amount
                                                                          -----------        -----------      -----------
 For the Nine Months Ended September 30, 2001:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period            $     2,397        $      (815)     $     1,582

   Less: reclassification adjustment for gains realized in net
   income                                                                        (288)                98             (190)
                                                                          -----------        -----------      -----------
 Net unrealized gains (losses) on  securities                                   2,109               (717)           1,392
                                                                          -----------        -----------      -----------

 Other comprehensive income                                               $     2,109        $      (717)     $     1,392
                                                                          ===========        ===========      ===========

                          COMMUNITY CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Comprehensive Income - (continued)
-----------------------------


                                                                            Pre-tax            (Expense)       Net-of-tax
(Dollars in thousands)                                                      Amount              Benefit          Amount
                                                                          -----------         -----------     -----------
 For the Three Months Ended September 30, 2002:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period            $       904         $      (307)    $       597
   Less: reclassification adjustment for gains realized in net
   income                                                                           -                   -               -
                                                                          -----------         -----------     -----------
 Net unrealized gains (losses) on  securities                                     904                (307)            597
                                                                          -----------         -----------     -----------

 Other comprehensive income                                               $       904          $     (307)     $      597
                                                                          ===========         ===========     ===========

                                                                            Pre-tax            (Expense)       Net-of-tax
(Dollars in thousands)                                                      Amount              Benefit          Amount
                                                                          -----------         -----------     -----------
 For the Three Months Ended September 30, 2001:
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period             $    1,283         $      (436)    $       847
   Less: reclassification adjustment for gains realized in net
   income                                                                        (288)                 98            (190)
                                                                          -----------         -----------     -----------
 Net unrealized gains (losses) on  securities                                     995                (338)            657
                                                                          -----------         -----------     -----------

 Other comprehensive income                                               $       995         $      (338)    $       657
                                                                          ===========         ===========     ===========

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of September 30, 2002 compared to December 31, 2001 and the results of operations for the nine and three months ended September 30, 2002 compared to the nine and three months ended September 30, 2001. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2002, net interest income, the major component of our net income, was $10,844,000 compared to $9,894,000 for the same period of 2001, an increase of $950,000 or 9.60%. For the three months ended September 30, 2002, net interest income was $3,644,000 compared to $3,212,000 for the comparable period of 2001. The improvements in the 2002 year to date period was primarily attributable to the increase in the volume of loans and the decrease in the cost of funds. The average rate realized on interest-earning assets decreased to 6.95% from 7.96%, while the average rate paid on interest-bearing liabilities decreased to 2.78% from 4.75% for the nine month periods ended September 30, 2002 and 2001, respectively.

The net interest spread and net interest margin were 4.17% and 4.56%, respectively, for the nine-month period ended September 30, 2002, compared to 3.21% and 3.92% for the nine month period ended September 30, 2001.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2002 and 2001, the provision was $663,000 and $1,100,000, respectively. For the three months ended September 30, 2002 and 2001, the provision for loan losses was $340,000 and $600,000, respectively. Our nonperforming loans totaled $2,308,000 at September 30, 2002 compared to $1,989,000 at September 30, 2001. Criticized and classified loans have increased from $16,510,000 at September 30, 2001 to $16,836,000 at September 30, 2002. The increase in nonperforming and criticized and classified loans was primarily due to deteriorating economic conditions. The allowance for loan losses was 1.48% of total loans at September 30, 2002, as compared to 1.44% at September 30, 2001.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at September 30, 2002 to meet presently known and inherent risks in the loan portfolio.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2002 was $3,204,000, a decrease of $5,569,000, or 63.48% compared to $8,773,000 for the nine months ended September 30, 2001. The primary reason for the significant decrease was that we realized a gain of $5,791,000 on the sale of branches during the second quarter of 2001. Total noninterest income for the quarter ended September 30, 2002 decreased $113,000, or 9.30% to $1,102,000, compared to $1,215,000 at September 30, 2001. The reason for the decrease in the quarterly period was due to the fact we had gains on sales of securities totaling $288,000 in 2001 and no gains in the same period in 2002.

Service charge income increased $465,000, or 32.02% from the nine months ended September 30, 2001 to the nine months ended September 30, 2002 and $157,000, or 30.72% from the three months ended September 30, 2001 to the three months September 30, 2002. This increase is primarily from our new overdraft product that allows customers a limited dollar amount of overdrafts on their deposit accounts for a fee.

Residential mortgage origination fees decreased 19.76% to $487,000 from $607,000 for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001 and decreased 21.89% to $157,000 from $201,000 for the three months ended September 30, 2002, compared to the three months ended September 30, 2001. Mortgage originations have declined as rates leveled off and as fewer customers are refinancing their mortgages.

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

We realized a gain on the sale of securities of $106,000 during the first nine months of 2002, compared to $288,000 during the first nine months of 2001. We also realized a gain on the sale of fixed assets of $24,000 in the third quarter of 2001. We did not realize a gain on the sale of fixed assets in the third quarter of 2002.

The income from fiduciary activities increased $106,000, or 111.58% from the nine month period ended September 30, 2001 to the nine month period ended September 30, 2002, and $42,000, or 110.53% from the three month period ended September 30, 2001 to the three month period ended September 30, 2002. Commissions on the sale of mutual funds increased $27,000, or 103.85% from the nine months ended September 30, 2001 to the nine months ended September 30, 2002 and $15,000, or 115.38% for the three months ended September 30, 2001 to the three months ended September 30, 2002.

Noninterest Expense

Total noninterest expense for the first nine months of 2002 was $8,806,000, a decrease of $3,165,000, or 26.44%, when compared to the first nine months of 2001. The primary reason for the decrease was due to the $1,916,000 write off of intangible assets as a result of the sale of the branches in the second quarter of 2001. For the quarter ended September 30, 2002, noninterest expense was $3,000,000, an increase of $59,000, or 2.01%, over the comparable period of 2001.

The primary component of noninterest expense is salaries and benefits, which were $4,771,000, and $4,999,000 for the nine months ended September 30, 2002 and 2001, respectively and $1,661,000 and $1,494,000 for the three months ending September 30, 2002 and 2001, respectively. Net occupancy expense increased $134,000 for the nine month period ending September 30, 2002, an increase of 14.64% over the related period in 2001.

Income Taxes

For the nine months ended September 30, 2002 and 2001, the effective income tax rate was 27.30% and 30.70%, respectively, and the income tax provision was $1,250,000 and $1,718,000, respectively. For the quarter ended September 30, 2002, the effective tax rate was 27.03% compared to 24.83% for the third quarter of 2001.

Net Income

The combination of the above factors resulted in net income of $3,329,000 for the nine months ended September 30, 2002 compared to $3,878,000 for the comparable period in 2001. For the quarter ended September 30, 2002, net income was $1,026,000, an increase of $360,000 when compared to the third quarter of 2001. This increase is primarily a result of the expansion of net interest margin.

Assets and Liabilities

During the first nine months of 2002, total assets increased $38,095,000, or 11.18%, when compared to December 31, 2001. We experienced an increase of 15.11% in the loan area during the first nine months of 2002; however, this growth was offset by a decrease in securities of $6,649,000 from December 31, 2001 to September 30, 2002. Proceeds from maturities of securities were used to fund loan growth. Cash surrender value of life insurance increased $7,859,000 to $10,071,000 at September 30, 2002. This increase was attributable to our purchases of additional life insurance policies on our key officers. On the liability side, total deposits increased $15,733,000, or 6.09%, to $274,063,000 at September 30, 2002. Federal funds purchased and securities sold under agreements to repurchase increased $19,489,000 to $26,953,000 at September 30, 2002 from December 31, 2001. This increase was primarily attributable to an increase in federal funds purchased to fund loan growth. Federal funds purchased totaled $21,853,000 at September 30, 2002. Payments for income taxes of $2,979,000 were the primary reason for the reduction of other liabilities by $1,355,000 or 57.59% from $2,353,000 at December 31, 2001 to $998,000 at
September 30, 2002. This tax liability was accrued in 2001 primarily for the gain on the sale of the branches.

Investment Securities

Investment securities decreased 10.59% to $56,157,000 at September 30, 2002. The decrease was primarily due to a decrease in securities available-for-sale. Proceeds from the maturities of securities were used to fund loan growth.

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Loans

Loans receivable increased $38,080,000, or 15.11%, since December 31, 2001. Balances within the major loan receivable categories as of September 30, 2002 and December 31, 2001 are as follows:


(Dollars in thousands)                                                         September 30,         December 31,
                                                                                   2002                  2001
                                                                               -------------         ------------
Commercial and agricultural                                                    $     28,925         $      33,395
Real estate                                                                         221,893               177,821
Home equity                                                                          20,759                18,939
Consumer, installment                                                                13,091                16,915
Consumer, credit card and checking                                                    2,200                 1,312
Residential mortgages held for sale & other                                           3,159                 3,565
                                                                               ------------        --------------
                                                                               $    290,027        $      251,947
                                                                               ============        ==============

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:


(Dollars in thousands)                                                          September 30,        December 31,
                                                                                     2002                2001
                                                                               -------------         ------------
Loans:
  Nonaccrual loans                                                             $      1,682          $     1,567
  Accruing loans more than 90 days past due                                             626                    -
                                                                               ------------          -----------
                                                                                      2,308                1,567
                                                                               ============          ===========

The $626,000 in accruing loans that are more than 90 days past due are considered well-secured or in the process of collection. Nineteen loans comprise the total of nonaccrual loans; however, one loan totaling $536,741 comprised a significant portion of this total.

Activity in the Allowance for Loan Losses is as follows:



(Dollars in thousands)                                                                    September 30,
                                                                                   2002                  2001
                                                                               -------------         ------------
Balance, January 1,                                                            $      4,103          $      3,060
Provision for loan losses for the period                                                663                 1,100
Chargeoffs
Recoveries                                                                             (589)                 (680)
                                                                                        105                    61
                                                                               ------------          ------------
Balance, end of period                                                         $      4,282          $      3,541
                                                                               ============          ============
Gross loans outstanding, end of period                                         $    290,027          $    246,629
Allowance for loan losses to loans outstanding                                        1.48%                 1.44%

                                       13

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Premises and Equipment

Purchases of fixed assets during the first nine months of 2002 totaled $390,000. Of this amount, $97,000 of these purchases were in the third quarter of 2002. Total fixed assets, net of depreciation, decreased $400,000 during the first nine months of 2002.

Deposits

Total deposits increased $15,733,000, or 6.09%, from December 31, 2001. Expressed in percentages, noninterest-bearing deposits increased 13.79% and interest bearing deposits increased 5.26%.

Balances within the major deposit categories as of September 30, 2002 and December 31, 2001 are as follows:

(Dollars in thousands)                              September 30, 2002      December 31, 2001
                                                    ------------------      -----------------
Noninterest-bearing demand deposits                 $           28,543      $          25,083
Interest-bearing demand deposits                                35,669                 32,503
Money market accounts                                           64,231                 61,863
Savings deposits                                                28,566                 26,653
Certificates of deposit                                        117,054                112,228
                                                    ------------------      -----------------
                                                    $          274,063      $         258,330
                                                    ==================      =================

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us were $31,165,000 as of September 30, 2002. Of this amount, the following have scheduled maturities greater than one year:

           Maturing on                     Interest Rate                   Principal
     ----------------------      --------------------------------          ---------
     (Dollars in thousands)
            03/17/05             6.60% - fixed                                 5,000
            10/13/05             5.84% - fixed, callable 10/14/02              3,000
            03/26/08             5.51% - fixed, callable 03/26/03              1,500
            02/02/09             4.95% - fixed                                   650
            03/17/10             5.92% - fixed, callable 12/17/02              5,000
            03/30/10             6.02% - fixed, callable 12/30/02              2,000
            03/30/10             6.02% - fixed, callable 12/30/02              4,000
                                                                           ---------
                                                                           $  21,150
                                                                           =========

                          COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Capital

Quantitative measures established by the federal banking agencies to ensure capital adequacy requires us to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

We are also required to maintain capital at a minimum level based on total average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios at least 1% to 2% above the minimum.

The following table summarizes our capital ratios and the regulatory minimum requirements at September 30, 2002:

                                                                               Tier 1            Total           Tier 1
                                                                             Risk-based        Risk-based       Leverage
                                                                            -------------     -------------    -----------
Actual ratio:
  Community Capital Corporation                                                   13.97%            15.23%         10.69%
  CapitalBank                                                                     12.35%            13.61%          9.44%

Regulatory minimums:
 For capital adequacy purposes                                                     4.00%             8.00%          4.00%
 To be well-capitalized under prompt action provisions                             6.00%            10.00%          5.00%

Liquidity and Capital Resources

Shareholders' equity was increased by the $2,440,000 proceeds from the exercise of stock options and net income of $3,329,000. Shareholders' equity decreased by $413,000 paid to shareholders for cash dividends. Due to changes in the market rates of interest, the fair value of our securities available-for-sale increased, which had the effect of increasing shareholders' equity by $1,216,000 net of the deferred taxes for the nine months ended September 30, 2002 when compared to December 31, 2001.

For the near term, maturities and sales of securities available-for-sale are expected to be a primary source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities. We also expect to build our deposit base. Advances from the Federal Home Loan Bank and the Bankers Bank will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $28,861,000 in advances under the term of our agreement with the Federal Home Loan Bank. Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $28,944,000 of unused lines of credit to purchase federal funds.

                         COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2002, we had issued commitments to extend credit of $46,026,000 and standby letters of credit of $1,048,000 through various types of commercial lending arrangements. Approximately $18,984,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2002.

                                                After One         After Three
                                  Within         Through            Through         Within          Greater
                                   One            Three             Twelve            One            Than
(Dollars in thousands)            Month           Months            Months           Year          One Year         Total
                                -----------    -------------     --------------    ----------     ------------    -----------
Unused commitments to
  extend credit                     $  408         $  2,267          $  17,432       $20,107         $ 25,919       $ 46,026
Standby letters of credit              121               46                881         1,048                -          1,048
                                    ------         --------          ---------       -------         --------       --------
  Totals                            $  529         $  2,313          $  18,313       $21,155         $ 25,919       $ 47,074

We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Factors which could cause actual results to differ from expectations include, among other things: (1) the challenges, costs and complications associated with the continued development of our branches; (2) the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of us; (3) our dependence on senior management; (4) competition from existing financial institutions operating in our market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks and more comprehensive services; (5) adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions); (6) changes in deposit rates, the net interest margin, and funding sources; (7) inflation, interest rate, market, and monetary fluctuations; (8) risks inherent in making loans including repayment risks and value of collateral; (9) the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses; (10) fluctuations in consumer spending and saving habits; (11) the demand for our products and services; (12) technological changes; (13) the challenges and uncertainties in the implementation of our expansion and development strategies; (14) the ability to increase market share; (15) the adequacy of expense projections and estimates of impairment loss; (16) the impact of changes in accounting policies by the Securities and Exchange Commission; (17) unanticipated regulatory or judicial proceedings; (18) the potential negative effects of future legislation affecting financial institutions (including without limitation laws concerning taxes, banking, securities, and insurance); (19) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (20) the timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet; (21) the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (22) other factors described in this report and in other reports we have filed with the Securities and Exchange Commission; and (23) our success at managing the risks involved in the foregoing.

                         COMMUNITY CAPITAL CORPORATION

Item 4.  Controls and Procedures

Quarterly evaluation of the company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Appearing immediately following the Signatures section of this Quarterly Report there is a form of Certification. The form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This section of the Quarterly Report that you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our company and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

                         COMMUNITY CAPITAL CORPORATION

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Item 3 of Part I is not applicable.

Item 5. Other Information

On September 18, 2002, our the Board of Directors voted unanimously to amend the bylaws to add Article II, Section 2.10, "Business to be Conducted at Annual or Special Meeting." The amendment imposes advance written notice requirements on any shareholder proposals to be presented by shareholders at an annual or special meeting.

On July 18, 2002, the Company declared a cash dividend on each outstanding share of the Company's common stock, par value $1.00 per share (the "Common Stock"), in the amount of $0.05 per share of Common Stock, which dividend was paid on September 6, 2002, to holders of record as of the close of business on August 9, 2002.

Item 6. Exhibits And Reports on Form 8-K

(a)  Exhibit 3.3        Bylaws of Registrant  (Incorporated by Reference to
                        Exhibit 3.3 filed in connection with the Registrant's
                        Form 10K for the fiscal year ended December 31, 1995)

     Exhibit 3.4        Amendment to Bylaws of Registrant dated September 18,
                        2002

     Exhibit 10.21 Salary Continuation Agreement between CapitalBank and William G. Stevens dated October 17, 2002

     Exhibit 10.22 Salary Continuation Agreement between CapitalBank and Ralph W. Brewer dated October 17, 2002

     Exhibit 10.23 Split Dollar Agreement between CapitalBank and Ralph W. Brewer dated October 17, 2002

     Exhibit 10.24 Salary Continuation Agreement between CapitalBank and Helen A. Austin dated October 17, 2002

                         COMMUNITY CAPITAL CORPORATION

     Exhibit 10.25 Split Dollar Agreement between CapitalBank and Helen A. Austin dated October 17, 2002

     Exhibit 10.26 Salary Continuation Agreement between CapitalBank and James A. Lollis dated October 17, 2002

     Exhibit 10.27 Split Dollar Agreement between CapitalBank and James A. Lollis dated October 17, 2002

     Exhibit 10.28 Salary Continuation between CapitalBank and Taylor T. Stokes dated October 17, 2002

     Exhibit 10.29 Split Dollar Agreement CapitalBank and Taylor T. Stokes dated October 17, 2002

     Exhibit 10.30 Salary Continuation Agreement between CapitalBank and Walter G. Stevens dated October 17 2002

     Exhibit 10.31 Split Dollar Agreement between CapitalBank and Walter G. Stevens dated October 17, 2002

     Exhibit 10.32 Salary Continuation Agreement between CapitalBank and Sonja Hazel Hughes dated October 17, 2002

     Exhibit 10.33 Salary Continuation Agreement between CapitalBank and Steve O. White dated October 17, 2002

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. The following reports were filed on Form 8-K during the quarter ended September 30, 2002.

The Company filed: (1) a Form 8-K on August 13, 2002 regarding the submission by the Company's Chief Executive Officer and Chief Financial Officer to the SEC of the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002; and (2) a Form 8-K on August 20, 2002 regarding the Company's signing of a Branch Development Agreement with Nuevo Latino Investment Company, L.L.C. concerning the development of a branch to be located in Greenville, South Carolina.

Items 1, 2, 3, and 4 of Part II are not applicable.

                          COMMUNITY CAPITAL CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     By:  /s/ WILLIAM G. STEVENS
                                          -------------------------------------
                                          William G. Stevens
                                          President & Chief Executive Officer


Date: November 12, 2002              By:  /s/ R. WESLEY BREWER
                                          -------------------------------------
                                          R. Wesley Brewer
                                          Chief Financial Officer

                          COMMUNITY CAPITAL CORPORATION

                                  CERTIFICATION

          I, William G. Stevens, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Community Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                   /S/ WILLIAM G. STEVENS
       -------------------------           ------------------------------------
                                           William G. Stevens
                                           President & Chief Executive Officer

                          COMMUNITY CAPITAL CORPORATION

                                  CERTIFICATION

I, R. Wesley Brewer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Community Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002                        /S/ R. WESLEY BREWER
       --------------------------               -------------------------------
                                                R. Wesley Brewer
                                                Chief Financial Officer