Form 10-K
period 2002-12-31
COMMUNITY CAPITAL CORP /SC/
filed 2003-03-31
CIK 832847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2002

                         Commission file number: 0-18460

                          COMMUNITY CAPITAL CORPORATION
             (Exact name of Registrant as specified in its charter)

             South Carolina                                      57-0866395
    (State or other jurisdiction of                         (I. R. S. Employer
     incorporation or organization)                         Identification No.)

         1402-C Highway 72 West
       Greenwood, South Carolina                                    29649
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

Common Stock, par value $1. 00 per share                American Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant on March 21, 2003 was approximately $42.5 million based upon the last sale price reported for such date on the American Stock Exchange, which was $14.20 per share.

  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     On March 21, 2003, the number of shares outstanding of the Registrant's common stock, $1.00 par value, was 3,490,208.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement in connection with its 2003 Annual Meeting of Stockholders (Part III).

               Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this report on Form 10-K that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of us to be materially different from those expressed or implied by such forward-looking statements. Although we believe that our expectations of future performance is based on reasonable assumptions within the bounds of our knowledge of our business and operations, we have no assurance that actual results will not differ materially from our expectations.

Factors that could cause actual results to differ from expectations include, among other things: (1) the challenges, costs, and complications associated with the continued development of our branches; (2) the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of us; (3) our dependence on senior management; (4) competition from existing financial institutions operating in our market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks, and more comprehensive services; (5) adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions); (6) changes in deposit rates, the net interest margin, and funding sources; (7) inflation, interest rate, market, and monetary fluctuations; (8) risks inherent in making loans including repayment risks and value of collateral; (9) the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses; (10) fluctuations in consumer spending and saving habits; (11) the demand for our products and services; (12) technological changes; (13) the challenges and uncertainties in the implementation of our expansion and development strategies; (14) the ability to increase market share; (15) the adequacy of expense projections and estimates of impairment loss; (16) the impact of changes in accounting policies by the Securities and Exchange Commission; (17) unanticipated regulatory or judicial proceedings; (18) the potential negative effects of future legislation affecting financial institutions (including without limitation laws concerning taxes, banking, securities, and insurance); (19) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (20) the timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet; (21) the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (22) other factors described in this report and in other reports we have filed with the Securities and Exchange Commission; and (23) our success at managing the risks involved in the foregoing.

                                     PART I

Item 1. Business.

General

Community Capital Corporation is a bank holding company headquartered in Greenwood, South Carolina. We were incorporated under the laws of the State of South Carolina on April 8, 1988 as a holding company for Greenwood Bank & Trust, which opened in 1989.

We were formed principally in response to perceived opportunities resulting from takeovers of several South Carolina-based banks by large southeastern regional bank holding companies. In many cases, when these consolidations occur, local boards of directors are dissolved, and local management is relocated or terminated. We believe this situation creates favorable opportunities for new community banks with local management and local directors. Management believes that such banks can be successful in attracting individuals and small to medium-sized businesses as customers who wish to conduct business with a locally owned and managed institution that demonstrates an active interest in their business and personal financial affairs.

In 1994, we made the strategic decision to expand beyond the Greenwood County area by creating an organization of independently managed community banks that serve their respective local markets, but which share a common vision and benefit from the strength, resources and economies of a larger institution. In 1995, we opened Clemson Bank & Trust in Clemson, South Carolina. In 1997, we opened Community Bank & Trust in Barnwell, South Carolina, TheBank in

Belton, South Carolina, and Mid State Bank in Newberry, South Carolina. During 2000, each of these five community banks operated as a wholly-owned subsidiary of the Company and engaged in a general commercial banking business, emphasizing the banking needs of individuals and small to medium-sized businesses in each bank's primary service area. Each of the five community banks was a state chartered Federal Reserve member bank. On January 1, 2001, we merged the five community banks into one bank known as CapitalBank.

Market Areas

At December 31, 2002, CapitalBank had banking locations in Greenwood, Clemson, Abbeville, Belton, Greenville, Honea Path, Anderson, Newberry, and Saluda, South Carolina.

The following table sets forth certain information concerning CapitalBank at December 31, 2002:

                                     Number of     Total      Total      Total
                                     Locations    Assets      Loans    Deposits
                                     ---------   --------   --------   --------
                                                     (Dollars in thousands)
CapitalBank.......................       13      $380,771   $288,842   $276,561

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

CapitalBank also offers trust and related fiduciary services. Discount securities brokerage services are available through a third-party brokerage service that has contracted with CapitalBank.

Lending Activities

General. Through CapitalBank, we offer a range of lending services, including real estate, consumer, and commercial loans, to individuals and small business and other organizations that are located in or conduct a substantial portion of their business in CapitalBank's market areas. Our total loans at December 31, 2002, were $288.8 million, or 83.14% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

Our primary focus has been on commercial and installment lending to individuals and small to medium-sized businesses in its market areas, as well as residential mortgage loans. These loans totaled approximately $204.9 million, and constituted approximately 70.27% of our loan portfolio, at December 31, 2002.

The following table sets forth the composition of our loan portfolio for each of the five years in the period ended December 31, 2002.

                                Loan Composition

                             (Dollars in thousands)

                                                                     December 31,
                                                 ----------------------------------------------------
                                                   2002       2001       2000       1999       1998
                                                 --------   --------   --------   --------   --------
Commercial, financial and agricultural........      10.48%     13.26%     18.54%     13.58%     16.80%
Real estate:
      Construction............................       4.48       5.26       7.27      13.09      13.72
   Mortgage:
      Residential.............................      52.91      49.25      39.89      30.17      30.51
      Commercial (1)..........................      25.25      23.58      21.45      26.67      20.87
Consumer and other............................       6.88       8.65      12.85      16.49      18.10
Total loans...................................     100.00%    100.00%    100.00%    100.00%    100.00%
                                                 ========   ========   ========   ========   ========

Total loans (dollars).........................   $288,842   $248,390   $280,506   $219,054   $172,545
                                                 ========   ========   ========   ========   ========

(1) The majority of these loans are made to operating businesses where real property has been taken as additional collateral.

Loan Approval. Certain credit risks are inherent in the loan making process. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. We attempt to minimize loan losses through various means and use standardized underwriting criteria. During 2002, these means included the use of policies and procedures that impose officer and customer lending limits and require loans in excess of certain limits to be approved by the Board of Directors of CapitalBank.

Loan Review. We have a continuous loan review process designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of reviewing all past due loans in their respective portfolios. CapitalBank establishes watch lists of potential problem loans.

Deposits

The principal sources of funds for CapitalBank are core deposits, consisting of demand deposits, interest-bearing transaction accounts, money market accounts, saving deposits, and certificates of deposit. Transaction accounts include checking and negotiable order of withdrawal (NOW) accounts that customers use for cash management and that provide CapitalBank with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable source of funding. The largest source of funds for CapitalBank is certificates of deposit. Certificates of deposit in excess of $100,000 are held primarily by customers in CapitalBank's market areas. Deposit rates are set weekly by senior management of CapitalBank, subject to approval by our management. Management believes that the rates CapitalBank offers are competitive with other institutions in CapitalBank's market areas.

Competition

CapitalBank generally competes with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. South Carolina law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in South Carolina is highly competitive. South Carolina law also permits regional interstate banking whereby out-of-state banks and bank holding companies are allowed to acquire and merge with South Carolina banks and bank holding companies, as long as the South Carolina South Carolina State Board of Financial Institutions of Financial Institutions gives prior approval for the acquisition or merger. Many large banking organizations currently operate in the market areas of CapitalBank, several of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking that previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services. See "Government Supervision and Regulation. "

CapitalBank faces increased competition from both federally-chartered and state-chartered financial and thrift institutions, as well as credit unions, consumer finance companies, insurance companies and other institutions in CapitalBank's market areas. Some of these competitors are not subject to the same degree of regulation and restriction imposed upon CapitalBank. Many of these competitors also have broader geographic markets and substantially greater resources and lending limits than CapitalBank and offer certain services that CapitalBank does not currently provide. In addition, many of these competitors have numerous branch offices located throughout the extended market areas of CapitalBank that we believe may provide these competitors with an advantage in geographic convenience that CapitalBank does not have at present. Such competitors may also be in a position to make more effective use of media advertising, support services, and electronic technology than can CapitalBank.

Employees

Including the employees of CapitalBank, we currently have in the aggregate 138 full-time employees and 22 part-time employees.

Government Supervision and Regulation

General

We, along with CapitalBank, are subject to an extensive collection of state and federal banking laws and regulations that impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of our and CapitalBank's operations. These regulations are generally intended to provide protections for CapitalBank's depositors and borrowers, rather than for our shareholders. We, along with CapitalBank, are also affected by government monetary policy and by regulatory measures affecting the banking industry in general. The actions of the Federal Reserve System affect the money supply and, in general, CapitalBank's lending abilities in increasing or decreasing the cost and availability of funds to CapitalBank. Additionally, the Federal Reserve System regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in the reserve requirements against bank deposits, and limitations on interest rates that banks may pay on time and savings deposits.

The following is a brief summary of certain statutes, rules, and regulations affecting CapitalBank and us. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to our and CapitalBank's business. Any change in applicable laws or regulations may have a material adverse effect on our and CapitalBank's business and prospects.

The Company

We are a bank holding company within the meaning of the Federal Bank Holding Company Act of 1956, as amended, and the South Carolina Banking and Branching Efficiency Act of 1996, as amended. We are registered with both the Federal Reserve System and the South Carolina State Board of Financial Institutions. We are required to file with both of these agencies annual reports and other information regarding our business operations and those of our subsidiaries. We are also subject to the supervision of, and to regular examinations by, these agencies. The regulatory requirements to which we are subject also set forth various conditions regarding the eligibility and qualifications of our directors and officers.

The Federal Bank Holding Company Act of 1956, as amended, requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it (i) or any of its subsidiaries (other than a bank) acquires substantially all of the assets of any bank, (ii) acquires ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank, or (iii) merges or consolidates with any other bank holding company. Under the South Carolina Banking and Branching Efficiency Act of 1996, as amended, a South Carolina bank holding company shall not, without the prior approval of the South Carolina State Board of Financial Institutions, (i) acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or any other bank holding company, (ii) acquire all or substantially all of the assets of a bank or any other bank holding company, or (iii) merge or consolidate with any other bank holding company.

The Federal Bank Holding Company Act of 1956, as amended, generally prohibits a bank holding company from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial adviser, owning savings associations and making investments in certain corporations or projects designed primarily to promote community welfare.

In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board must consider whether the performance of the particular activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public (such as greater convenience, increased competition, and gains in efficiency) that outweigh possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interests, and unsound banking practices). Generally, bank holding companies must obtain prior approval of the Federal Reserve Board to engage in any new activity not previously approved by the Federal Reserve Board. Despite prior approval, the Federal Reserve Board may order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable cause to believe that the holding company's continued ownership, activity, or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

The Federal Bank Holding Company Act of 1956, as amended, and the Federal Change in Bank Control Act, together with regulations promulgated by the Federal Reserve Board, require that, depending on the particular circumstances, either the Federal Reserve Board's approval must be obtained or notice must be furnished to the Federal Reserve Board and not disapproved prior to any person or company acquiring control of a bank holding company, such as us, subject to certain exemptions. Control is conclusively presumed to exist when an individual or company acquires 25 percent or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10 percent or more, but less than 25 percent, of any class of voting securities and either the bank holding company has registered securities under
Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The Federal Reserve Board, pursuant to regulation and published policy statements, has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, we may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, we may not deem it advisable to provide such assistance. Under Federal Bank Holding Company Act of 1956, as amended, the Federal Reserve Board may also require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board's determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

CapitalBank

CapitalBank is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the South Carolina State Board of Financial Institutions, the Federal Reserve System, and the FDIC. The South Carolina State Board of Financial Institutions and the FDIC regulate or monitor all areas of CapitalBank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices.

The Federal Reserve System and the FDIC also require CapitalBank to maintain certain capital ratios (see "Federal Capital Regulations"), and the provisions of the Federal Reserve Act require CapitalBank to observe certain restrictions on any extensions of credit to us, or with certain exceptions, other affiliates, on investments in the stock or other securities of other banks, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, CapitalBank may not engage in certain "tie-in" or "tying" arrangements in connection with any extension of credit or the providing of any property or service. Tying is generally defined as any arrangement in which a bank requires a customer who wants one service, such as credit, to buy other products or services from the bank or its affiliates as a condition of receiving the first service. The regulatory requirements to which CapitalBank is subject also set forth various conditions regarding the eligibility and qualification of their directors and officers.

Dividends

Although we are not presently subject to any direct legal or regulatory restrictions on dividends (other than the South Carolina state business corporation law requirements that dividends may be paid only if such payment would not render us insolvent or unable to meet our obligations as they come due), our ability to pay cash dividends will depend primarily upon the amount of dividends paid by CapitalBank and any other subsequently acquired entities. CapitalBank is subject to regulatory restrictions on the payment of dividends, including the prohibition of payment of dividends from CapitalBank's capital. All dividends of CapitalBank must be paid out of the respective undivided profits then on hand, after deducting expenses, including losses and bad debts. In addition, as a member of the Federal Reserve System, CapitalBank may not declare a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of CapitalBank's net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). CapitalBank must obtain the approval of the Federal Reserve Board if the total of all dividends declared by CapitalBank in any calendar year exceeds the total of its net profits for that year combined with CapitalBank's retained net profits for the preceding two years, less any required transfers to surplus. CapitalBank is subject to various other federal and state regulatory restrictions on the payment of dividends.

FIRREA

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 established two insurance funds under the jurisdiction of the FDIC: the Savings Association Fund and the Bank Insurance Fund (see "FDIC Regulations"). The Financial Institutions Reform, Recovery and Enforcement Act of 1989 also imposed, with certain exceptions, a "cross guaranty" on the part of commonly controlled depository institutions such as CapitalBank. Under this provision, if one depository institution subsidiary of a multi-bank holding company fails or requires FDIC assistance, the FDIC may assess a commonly controlled depository institution for the estimated losses suffered by the FDIC. The FDIC's claim is junior to the claims of nonaffiliated depositors, holders of secured liabilities, general creditors, and subordinated creditors, but is superior to the claims of shareholders.

FDIC Regulations

The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Deposits in CapitalBank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules), and the FDIC maintains an insurance fund for commercial banks with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. CapitalBank pays premiums to the FDIC on its deposits. Under FDIC rules, a depository institution pays to the FDIC a premium of from $0. 00 to $0. 31 per $100 of insured deposits, depending on its capital levels and risk profile as determined by its primary federal regulator on a semi-annual basis.

Federal Capital Regulations

In an effort to achieve a measure of capital adequacy that is more sensitive to the individual risk profiles of financial institutions, the Federal Reserve Board, the FDIC, and other federal banking agencies have adopted risk-based capital adequacy guidelines for banking organizations insured by the FDIC, including CapitalBank. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, such as us, on a consolidated basis with the banks owned by the holding company. These guidelines redefine traditional capital ratios to take into account assessments of risks related to each balance sheet category, as well as off-balance sheet financing activities. The guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, less goodwill and other adjustments. Tier 2 capital consists of mandatory convertible, subordinated and other qualifying term debt, preferred stock not qualifying for Tier 1, and a limited allowance for credit losses up to a designated percentage of risk-weighted assets. Under the guidelines, institutions must maintain a specified minimum ratio of "qualifying" capital to risk-weighted assets. At least 50% of an institution's qualifying capital must be "core" or "Tier 1" capital, and the balance may be "supplementary" or "Tier 2" capital. The guidelines imposed on us and CapitalBank include a minimum leverage ratio standard of capital adequacy. The leverage standard requires top-rated institutions to maintain a minimum Tier 1 capital to assets ratio of 3%, with institutions receiving less than the highest rating required to maintain a minimum ratio of 4% or greater, based upon their particular circumstances and risk profiles. Each of our and CapitalBank's leverage and risk-based capital ratios at December 31, 2002 exceeded their respective fully phased-in minimum requirements.

Other Regulations

Interest and certain other charges collected or contracted for by CapitalBank are subject to state usury laws and certain federal laws concerning interest rates. CapitalBank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Community Reinvestment Act of 1977 requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low- and moderate-income borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable public officials to determine whether a financial institution is fulfilling its obligations to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit, the Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of CapitalBank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Interstate and Intrastate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, eligible bank holding companies in any state are permitted, with Federal Reserve Board approval, to acquire banking organizations in any other state. As such, all existing regional compacts and substantially all regional limitations on interstate acquisitions of banking organizations have been eliminated. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 also removed substantially all of the existing prohibitions on interstate branching by banks. A bank operating in any state is now entitled to establish one or more branches within any other state without, as formerly required, the establishment of a separate banking structure within the other state. The South Carolina Banking and Branching Efficiency Act of 1996, as amended permits the acquisition of South Carolina banks and bank holding companies by, and mergers with, out-of-state banks and bank holding companies with the prior approval of the South Carolina State Board of Financial Institutions. The South Carolina Banking and Branching Efficiency Act of 1996, as amended also permits South Carolina state banks, with prior approval of the South Carolina State Board of Financial Institutions, to operate branches outside the State of South Carolina. Although the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 has the potential to increase the number of competitors in the marketplace of CapitalBank, we cannot predict the actual impact of such legislation on the competitive position of CapitalBank.

Gramm-Leach Bliley Act

The Gramm-Leach-Bliley Act (popularly referred to as the Financial Services Modernization Act of 1999 prior to enactment) became effective March 11, 2000. The Gramm-Leach-Bliley Act accomplished a variety of purposes, including facilitating the affiliation among banks, securities firms, and insurance companies and providing privacy protections for customers. Specifically, the Gramm-Leach-Bliley Act (a) amends the Banking Act of 1933 (the Glass-Steagall
Act) to repeal the prohibitions against affiliation of any Federal Reserve member bank, such as CapitalBank, with an entity engaged principally in securities activities, and to repeal the prohibitions against simultaneous service by any officer, director, or employee of a securities firm as an officer, director, or employee of any member bank; (b) amends the Federal Bank Holding Company Act of 1956, as amended, to permit bank holding companies to own shares in non-banking organizations whose activities have been determined by the Federal Reserve System to be permissible for bank holding companies; (c) creates a new type of bank, wholesale financial institutions (also referred to as "woofies"), that are regulated by the Federal Bank Holding Company Act of 1956, as amended, and are not able to accept insured deposits, potentially giving holding companies with woofies greater flexibility to engage in non-financial investments; (d) subject to specified exemptions, pre-empts state anti-affiliation laws restricting transactions among insured depository institutions, wholesale financial institutions, insurance concerns, and national banks; (e) amends the Federal Bank Holding Company Act of 1956, as amended, and the Federal Deposit Insurance Act to mandate public meetings concerning proposed large bank mergers and acquisitions; (f) amends the Electronic Fund Transfer Act to mandate certain fee disclosures related to electronic fund transfer services; and (g) imposes certain obligations on financial institutions to protect the privacy and confidentiality of customer nonpublic personal information, including the requirements that financial institutions establish standards for safeguards to protect privacy and confidentiality, provide the standards to customers at the time of establishing the customer relationship and annually during the continuation of the relationship, condition disclosure of the private information to nonaffiliated third parties on the giving of specific disclosures to consumers, and giving consumers the opportunity to prevent such disclosure to third parties.

Although the Gramm-Leach-Bliley Act has the potential to mix commerce and banking and increase our and CapitalBank's abilities to diversify into a variety of areas, we cannot predict the actual impact of such legislation on CapitalBank or us.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. It mandated sweeping reforms and implemented a number of requirements for public companies. Among the reforms and new requirements, some of which are not yet effective based on implementing rules, are the following:

     o Creation of the Public Company Accounting Oversight Board to oversee audits of public companies.

     o Implementation of a variety of requirements designed to ensure greater auditor independence, including the prohibition of certain services that auditors had traditionally provided to clients.

     o Implementation of a variety of requirements regarding audit committees, including that they be entirely independent; that they establish procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and that issuers disclose whether at least one member of the committee is a "financial expert."

     o Requirement that changes in equity ownership by directors, officers, and 10% stockholders be reported more promptly, generally by the end of the second business day following the trade (subject to limited exceptions).

     o Requirement that CEOs and CFOs certify that the financial information in each annual and quarterly report fairly presents in all material respects the financial condition and results of operations of the issuer as of, and for, the periods presented in the report, and establish and maintain internal controls designed to ensure discovery of material information.

     o Implementation of rules relating to disclosure of all material off-balance sheet transactions and obligations and regarding the presentation of pro-forma financial information in any press release or other public disclosure that was "non-GAAP."

     o Requirement that issuers disclose whether they have adopted a code of ethics for senior executives and any waivers or changes in the code.

     o Requirement that CEOs and CFOs disgorge incentive compensation and profits from their sales of company securities after restatement of financial information.

     o Prohibition against directors and executive officers from transacting in company equity securities received in connection with employment during any pension fund blackout of such equity.

     o Requirement that SEC review each issuer's periodic reports at least once every three years.

     o Acceleration of the time schedule during which Forms 10-K and 10-Q and 8-K must be filed for certain issuers and expansion of the items reportable under Form 8-K.

     o Issuance of new requirements regarding the obligations of attorneys to report evidence of a material violation of securities law or breach of fiduciary duty to the issuer's chief legal counsel or chief executive officer and ultimately to the Board of Directors.

     o Adoption of new rules regarding statutes of limitation and penalties with respect to securities law violations.

Though the Sarbanes-Oxley Act will have a meaningful impact on our operations, we do not believe that we will be affected by Sarbanes-Oxley in ways that are materially different or more onerous than other public companies of similar size and nature.

Item 2. Properties.

We operate out of an approximately 3,000 square foot building located on approximately one acre of land leased from a third party in Greenwood, South Carolina. At December 31, 2002, CapitalBank operated thirteen full service branches in South Carolina, three of which are located in Greenwood and one of which is located in each of Anderson, Newberry, Belton, Greenville, Clemson, Saluda, Prosperity, Honea Path, and Calhoun Falls. Of CapitalBank's branches, seven are located on land owned by CapitalBank, four are located on land owned by us and leased to CapitalBank, one is located on land CapitalBank leases from one of our former directors, and one is located on land CapitalBank leases from a third party.

Item 3. Legal Proceedings.

We and CapitalBank are parties to legal proceedings that have arisen in the ordinary course of our respective businesses. None of these proceedings is expected to have a material effect on our consolidated financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

Our common stock is listed for trading on the American Stock Exchange under the symbol "CYL". The following table reflects the high and low sales price per share for our common stock reported on the American Stock Exchange for the periods indicated.

Year    Quarter                              High      Low
----    -------                             ------   ------

2002    Fourth ..........................   $14.50   $12.00
        Third ...........................    15.60    11.95
        Second ..........................    14.75    12.25
        First ...........................    12.70    11.25

2001    Fourth ..........................   $11.24   $10.25
        Third ...........................    11 50     9.45
        Second ..........................    10.10     8.10
        First ...........................     8.75     5.38

As of March 21, 2003, there were 3,490,208 shares of our common stock outstanding held by approximately 1,200 shareholders of record.

Until September 17, 2001, we had not declared or distributed any cash dividends to our shareholders since our organization in 1988. On September 17, 2001 and on December 10, 2001, the Company paid cash dividends to its shareholders of record as of August 31, 2001, and November 19, 2001 respectively, at $0.03 per share. On January 16, 2002, the Board of Directors declared a cash dividend of $0.03 per share, which was paid to shareholders on March 8, 2002. On April 17, 2002, the Board of Directors declared a cash dividend of $0.04 per share, which was paid to shareholders on June 7, 2002. On July 18, 2002, the Board of Directors declared a cash dividend of $0.05 per share, which was paid to shareholders on September 6, 2002. On October 16, 2002, the Board of Directors declared a cash dividend of $0.05 per share, which was paid to shareholders on December 6, 2002.

Our Board of Directors expects comparable dividends to be paid to our shareholders for the foreseeable future. Notwithstanding the foregoing, our future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Our ability to distribute cash dividends will depend entirely upon CapitalBank's ability to distribute dividends to us. As a state bank, CapitalBank is subject to legal limitations on the amount of dividends each is permitted to pay. In particular, CapitalBank must receive the approval of the South Carolina State Board of Financial Institutions prior to paying dividends to us. Furthermore, neither we nor CapitalBank may declare or pay a cash dividend on any of our capital stock if we are insolvent or if the payment of the dividend would render us insolvent or unable to pay our obligations as they become due in the ordinary course of business. See "Government Supervision and Regulation -- Dividends. "

Equity Compensation Plan Information

The following table sets forth, as of the end of December 31, 2002, certain information relating to our compensation plans (including individual compensation arrangements) under which our common stock are authorized for issuance.

                                                                                           Number of shares of our
                                                                                           common stock remaining
                                                                                          and available for future
                                   Number of shares of our                                  issuance under equity
                                  common stock to be issued   Weighted-average exercise      compensation plans
                                       upon exercise of          price of outstanding     (excluding shares of our
                                    outstanding options,         options, warrants,       common stock reflected in
Plan Category(1)                    warrants, and rights             rights                       column (a))

                                            (a)                         (b)                         (c)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
   approved by security holders            548,852                      $9.34                     111,807

Equity compensation plans not
   approved by security holders                -0-                      $   0                         -0-

Total                                      548,852                      $9.34                     111,807

(1) Disclosures are provided with respect to any compensation plan and individual compensation arrangement of us or of our subsidiaries or affiliates) under which our common stock are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers, or lenders) in exchange for consideration in the form of goods or services as described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

Item 6. Selected Financial Data

                             Selected Financial Data

The following selected consolidated financial data for the five years ended December 31, 2002 are derived from our consolidated financial statements and other data. The selected consolidated financial data should be read in conjunction with our consolidated financial statements, including the accompanying notes, included elsewhere herein.

Year Ended December 31,
(Dollars in thousands, except per share)                   2002       2001       2000       1999       1998
                                                         --------   --------   --------   --------   --------
Income Statement Data:
   Interest income                                       $ 22,204   $ 26,961   $ 29,722   $ 23,199   $ 21,043
   Interest expense                                         7,793     13,675     16,636     11,850     11,198
                                                         --------   --------   --------   --------   --------
   Net interest income                                     14,411     13,286     13,086     11,349      9,845
   Provision for loan losses                                  773      1,920        471      1,037      1,836
                                                         --------   --------   --------   --------   --------
   Net interest income after provision for loan losses     13,638     11,366     12,615     10,312      8,009
   Net securities gains                                       106        290         --        175        220
   Noninterest income                                       4,433      9,824      3,303      3,005      2,797
   Noninterest expense                                     11,892     15,102     13,976     12,014     10,228
                                                         --------   --------   --------   --------   --------
   Income before income taxes                               6,285      6,378      1,942      1,478        798
   Income tax expense                                       1,683      1,900        290        150         34
                                                         --------   --------   --------   --------   --------
   Net income                                            $  4,602   $  4,478   $  1,652   $  1,328   $    764
                                                         ========   ========   ========   ========   ========

Balance Sheet Data:
   Assets                                                $380,765   $340,682   $422,250   $359,668   $321,031
   Earning assets                                         347,377    314,769    387,146    328,478    295,213
   Securities (1)                                          55,812     62,806    106,041    108,926    120,695
   Loans (2)                                              288,842    248,390    280,506    219,054    172,545
   Allowance for loan losses                                4,282      4,103      3,060      2,557      2,399
   Deposits                                               276,561    258,330    332,976    257,247    260,120
   Federal Home Loan Bank advances                         31,140     31,270     32,399     20,729      9,434
   Shareholders' equity                                    44,408     39,273     35,144     31,218     33,430
Per Share Data (3):
   Basic earnings per share                              $   1.34   $   1.31   $   0.48   $   0.40   $   0.24
   Diluted earnings per share                                1.26       1.26       0.48       0.40       0.23
   Book value (period end) (4)                              12.71      11.66      10.79      10.10      10.81
   Tangible book value (period end) (4)                     11.57      10.37       8.72       8.48       9.01
   Cash dividends                                            0.17       0.06         --         --         --
Performance Ratios:
   Return on average assets                                  1.28%      1.19%      0.41%      0.40%      0.27%
   Return on average equity                                 11.11      11.68       4.57       3.90       2.33
   Net interest margin (5)                                   4.50       4.08       3.83       3.96       3.77
   Efficiency (6)                                           61.45      72.71      81.75      79.55      78.50
   Allowance for loan losses to loan                         1.48       1.65       1.09       1.17       1.39
   Net charge-offs to average loans                          0.22       0.34       0.12       0.47       0.62
   Nonperforming assets to period end loans (2)(7)           0.71       0.68       0.25       0.56       0.78
Capital and Liquidity Ratios:
   Average equity to average assets                         11.71      10.22       9.07      10.22      11.47
   Leverage (4.00% required minimum)                        10.59      10.21       7.02       8.37       8.89
   Tier 1 risk-based capital ratio                          14.16      14.26      10.05      11.85      13.78
   Total risk-based capital ratio                           15.41      15.53      11.12      12.90      15.00
   Average loans to average deposits                       103.86      90.03      86.46      72.97      69.65

----------
Securities held-to-maturity are stated at amortized cost, and securities available-for-sale are stated at fair value.
Loans are stated before the allowance for loan losses and include loans held for sale.
All share and per-share data have been adjusted to reflect the 5% common stock dividends in September 1998, June 2000 and June 2001.
Excludes the effect of any outstanding stock options.
Tax equivalent net interest income divided by average earning assets. Noninterest expense divided by the sum of tax equivalent net interest income and noninterest income, excluding gains and losses on sales of assets and the writedown of intangible assets related to the sale of those assets. Nonperforming loans and nonperforming assets do not include loans past due 90 days or more that are still accruing interest.

(Dollars in thousands)                 2002 Quarter ended                       2001 Quarter ended
                             --------------------------------------   --------------------------------------
except per share             Dec. 31   Sept. 30   June 30   Mar. 31   Dec. 31   Sept. 30   June 30   Mar. 31
                             -------   --------   -------   -------   -------   --------   -------   -------
Net interest income           $3,567    $3,644     $3,634    $3,566    $3,392    $3,212     $3,266    $3,416
Provision for loan losses        110       340        213       110       820       600        400       100
Noninterest income             1,335     1,102      1,005     1,097     1,341     1,215      6,666       892
Noninterest expense            3,086     3,000      2,869     2,937     3,131     2,941      5,522     3,508
Net income                     1,273     1,026      1,149     1,154       600       666      2,662       550
Basic earnings per share        0.36      0.29       0.34      0.35      0.18      0.19       0.77      0.17
Diluted earnings per share      0.35      0.28       0.31      0.32      0.17      0.18       0.74      0.17

                              Basis of Presentation

The following discussion should be read in conjunction with the preceding "Selected Financial Data" and our Financial Statements and the Notes thereto and the other financial data included elsewhere in this Annual Report. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report.

                                     General

Community Capital Corporation serves as a bank holding company for CapitalBank. CapitalBank was formed on January 1, 2001 during a restructuring that consolidated our operations into a single subsidiary. CapitalBank operates thirteen branches throughout South Carolina. CapitalBank offers a full range of banking services, including a wealth management group featuring a wide array of financial services, with personalized attention, local decision making and strong emphasis on the needs of individuals and small to medium-sized businesses.

We were formed in 1988 to serve as a holding company for Greenwood National Bank, which later changed its name to Greenwood Bank & Trust. In 1994 we made the decision to expand beyond Greenwood County by creating an organization of independent banks in four additional markets. In June 1995, we opened Clemson Bank and Trust in Clemson, South Carolina. In 1996 and 1997, we opened Community Bank and Trust, TheBank, and Mid State Bank. We formed a separate trust organization in 1997 known as Community Trust Company. In May 2000, Community Trust Company was sold. During 1997 and 1998, we also acquired several Carolina First branches.

As discussed, on January 1, 2001, we merged the five subsidiary banks into one bank charter known as CapitalBank. We made the decision to restructure the organization into one bank in order to improve operational efficiencies, provide new opportunities for employees, and improve service to customers. Customers are able to receive the benefit of being able to transact business at any of CapitalBank's branches, through the ATM network, and through the internet banking products. Additionally, we believe that the new centralized credit function provides additional controlled decisions while streamlining the credit process. Centralized deposit pricing supports management's strategy from market to market. We also believe that the name recognition has enhanced our business.

On January 29, 2001, CapitalBank, the new bank subsidiary, announced that it had signed a definitive agreement with Enterprise Bank of South Carolina to sell its five branch offices located in Barnwell, Blackville, Williston, Springfield and Salley, South Carolina. On May 14, 2001, CapitalBank sold the five branches, which had approximately $67.1 million in deposits.

                              Results of Operations

Year ended December 31, 2002, compared with year ended December 31, 2001

Net interest income increased $1.1 million, or 8.47%, to $14.4 million in 2002 from $13.3 million in 2001. The increase in net interest income was due primarily to an increase in the volume of average loans and the decrease in yields on average interest bearing liabilities. Average earning assets decreased $13.7 million, or 3.96%, and average interest-bearing liabilities decreased $18.5 million, or 6.04%, due primarily to the sale of the five branches in 2001.

Our tax equivalent net interest spread and tax equivalent net interest margin were 4.14% and 4.50%, respectively, in 2002 compared to 3.58% and 4.08% in 2001. The increase in the net interest spread was primarily the result of the decrease in yields on interest-bearing liabilities used to fund loans and securities. Yields on interest-bearing liabilities decreased from 4.46% in 2001 to 2.70% in 2002. Yields on interest-earning assets decreased 120 basis points. However, yields on interest-bearing liabilities decreased 176 basis points.

The provision for loan losses was $773,000 in 2002 compared to $1.9 million in 2001. The significant amount charged to the provision in 2001 was primarily the result of management's efforts to fund the allowance for potential problem loans and to protect against a deteriorating economy. Our allowance for loan losses was 1.48 of total loans outstanding at December 31, 2002. In addition, the provision was funded to maintain the allowance for loan losses at a level sufficient to cover known and inherent losses in the loan portfolio.

Noninterest income decreased $5.6 million, or 55.12%, to $4.5 million in 2002 from $10.1 million in 2001, which was primarily attributable to the premium on the branches sold to Enterprise Bank in 2001. The premium totaled $5.8 million. Service charges on deposit accounts increased $450,000, or 21.15% to $2.6 million in 2002. Residential mortgage origination fees decreased $96,000, or 11.68% to $726,000 in 2002 from $822,000 in 2001. Mortgage originations have declined as rates leveled off and as fewer customers are refinancing their mortgages. Noninterest income in 2002 included $106,000 from the gain on sales of securities available for sale, whereas, noninterest income for 2001 included $290,000 from the gain on sales of nonmarketable equity securities. Income from fiduciary activities increased $150,000, or 114.50% to $281,000 in 2002 from $131,000 in 2001. Commissions on the sale of mutual funds increased $74,000, or 231.25% to $106,000 in 2002 compared to $32,000 in 2001.

Noninterest expense decreased $3.2 million, or 21.26%, to $11.9 million in 2002 from $15.1 million in 2001. The primary component of noninterest expense was salaries and employee benefits, which decreased $104,000, or 1.59%, to $6.4 million in 2002 from $6.5 million in 2001. Many of the categories of expenses decreased in 2002 compared to 2001 because of the sale of the branches to Enterprise Bank in 2001. Other categories of expenses decreased due to the sale of the branches and improved efficiency from the consolidation of the subsidiary banks. Net occupancy expense was $697,000 in 2002 compared to $749,000 in 2001, and furniture and equipment expense was $1.0 million in 2002 compared to $1.4 million in 2001. Another significant decrease in noninterest expense was in the amortization of intangible assets. Total amortization of intangible assets was $346,000 in 2002, as compared to $2.4 million in 2001. This significant decrease was also due to the sale of the five branches to Enterprise Bank. Our efficiency ratio was 61.45% in 2002 compared to 72.71% in 2001.

Net income increased $124,000, or 2.77%, to $4.6 million in 2002 from $4.5 million in 2001. Basic earnings per share was $1.34 in 2002, compared to $1.31 in 2001. Diluted earnings per share was $1.26 in 2002, compared to $1.26 in 2001. Return on average assets during 2002 was 1.28% compared to 1.19% during 2001, and return on average equity was 10.93% during 2002 compared to 11.68% during 2001.

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

Our tax equivalent net interest spread and tax equivalent net interest margin were 3.58% and 4.08%, respectively, in 2001 compared to 3.36% and 3.83% in 2000. The increase in the net interest spread was primarily the result of the decrease in yields on interest-bearing liabilities used to fund loans and securities. Yields on interest-bearing liabilities decreased from 5.03% in 2000 to 4.46% in 2001. Yields on interest-earning assets decreased 35 basis points. However, yields on interest-bearing liabilities decreased 57 basis points.

The provision for loan losses was $1.9 million in 2001 compared to $471,000 in 2000. The significant amount charged to the provision in 2001 was primarily the result of management's efforts to fund the allowance for potential problem loans and to protect against a deteriorating economy. Our allowance for loan losses was 1.63% of total loans outstanding at December 31, 2001. In addition, the provision was funded to maintain the allowance for loan losses at a level sufficient to cover known and inherent losses in the loan portfolio.

Noninterest income increased $6.8 million, or 206.06%, to $10.1 million in 2001 from $3.3 million in 2000, which was primarily attributable to the premium on the branches sold to Enterprise Bank. The premium totaled $5.8 million. Service charges on deposit accounts increased $422,000, or 24.74%, to $2.1 million in 2001. Residential mortgage origination fees increased $319,000, or 63.41% to $822,000 in 2001. Noninterest income in 2001 included $290,000 from the gain on sales of nonmarketable equity securities as compared to no gains in 2000. Noninterest income for the year ended December 31, 2000 included $150,000 from the gain on the sale of Community Trust Company.

Noninterest expense increased $1.1 million, or 7.86%, to $15.1 million in 2001 from $14.0 million in 2000. The primary component of noninterest expense was salaries and employee benefits, which decreased $265,000, or 3.90%, to $6.5 million in 2001 from $6.8 million in 2000. The decrease is attributable to a decrease in the number of employees due to the sale of the branches to Enterprise Bank. Other categories of expenses decreased due to the sale of the branches and improved efficiency from the consolidation of the subsidiary banks. Net occupancy expense was $749,000 in 2001 compared to $880,000 in 2000, and furniture and equipment expense was $1.4 million in 2001 compared to $1.6 million in 2000. The most significant increase in noninterest expense was in the amortization of intangible assets. We recorded amortization of intangible assets related to the sale of branches to Enterprise Bank of $1.9 million. Total amortization of intangible assets was $2.4 million in 2001, as compared to $612,000 in 2000. Our efficiency ratio was 72.71% in 2001 compared to 81.75% in 2000.

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

                              Net Interest Income

General. The largest component of our net income is our net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities and the degree of mismatch and the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents our net interest margin.

Average Balances, Income and Expenses, and Rates

Year ended December 31,                          2002                         2001                           2000
                                     ---------------------------   ---------------------------   ---------------------------
                                     Average    Income/   Yield/   Average    Income/   Yield/   Average    Income/   Yield/
(Dollars in thousands)               Balance    Expense    Rate    Balance    Expense    Rate    Balance    Expense    Rate
                                     --------   -------   ------   --------   -------   ------   --------   -------   ------
Assets:
   Earning Assets:
   Loans/(1)(3)/                     $274,365   $19,338    7.05%   $259,661   $22,404    8.63%   $254,064   $23,552    9.27%
   Securities, taxable/(2)/            26,461     1,494    5.65      52,302     3,053    5.84      78,246     4,593    5.87
   Securities, nontaxable/(2)(3)/      25,372     1,687    6.65      25,878     2,018    7.80      26,671     2,119    7.95
   Nonmarketable equity
      securities                        5,345       188    3.52       5,583       226    4.05       5,329       308    5.78
   Federal funds sold
      and other                           261         4    1.53       2,078        75    3.61          87         6    6.90
                                     --------                      --------   -------            --------   -------
         Total earning assets         331,804    22,711    6.84     345,502    27,776    8.04     364,397    30,578    8.39
                                     --------   -------            --------   -------            --------   -------
   Cash and due from banks              7,897                         8,859                         9,728
   Premises and equipment              10,113                        12,140                        14,024
   Other assets                        13,529                        12,028                        13,109
   Allowance for loan losses           (4,213)                       (3,316)                       (2,814)
                                     --------                      --------                      --------
      Total assets                   $359,130                      $375,213                      $398,444
                                     ========                      ========                      ========

Liabilities:
   Interest-Bearing Liabilities:
      Interest-bearing transaction
         accounts                      95,323     1,068    1.12%   $100,319     2,463    2.45%   $ 99,718   $ 3,553    3.56%
      Savings deposits                 27,840       745    2.68      30,012     1,182    3.94      29,051     1,096    3.77
      Time deposits                   113,946     3,605    3.16     131,842     7,401    5.61     136,144     7,878    5.79
      Other short-term borrowings      19,217       344    1.79      10,085       411    4.07      29,182     1,772    6.07
      Federal Home Loan Bank
         advances                      31,198     1,947    6.24      31,408     1,958    6.23      31,943     1,931    6.05
      Long-term debt                       --        --               2,191       156    7.12       3,299       286    8.67
      Obligations under capital
         leases                           836        84   10.05       1,036       104   10.04       1,239       120    9.69
                                     --------   -------            --------   -------            --------   -------

            Total interest-bearing
               liabilities            288,360     7,793    2.70     306,893    13,675    4.46     330,576    16,636    5.03
                                     --------   -------            --------   -------            --------   -------
   Demand deposits                     27,044                        26,248                        28,925
   Accrued interest and other
      liabilities                       2,321                         3,742                         2,813
   Shareholders' equity                41,405                        38,330                        36,130
                                                                   --------                      --------
         Total liabilities and
         shareholders' equity        $359,130                      $375,213                      $398,444
                                     ========                      ========                      ========

Net interest spread                                        4.14%                         3.58%                         3.36%

Net interest income                  $ 14,918                      $ 14,101                      $ 13,942
                                     ========                      ========                      ========

Net interest margin                                        4.50%                         4.08%                         3.83%

----------
/(1)/ The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
/(2)/ Average investment securities exclude the valuation allowance on securities available-for-sale.
/(3)/ Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

Average Balances, Income and Expenses, and Rates. The previous table sets forth, for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

Analysis of Changes in Net Interest Income. The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 2002 to 2001 and 2001 to 2000.

Analysis of Changes in Net Interest Income

                                                2002 Compared With 2001             2001 Compared With 2000
                                           ---------------------------------   ---------------------------------
                                                    Variance Due to                     Variance Due to
                                           ---------------------------------   ---------------------------------
(Dollars in thousands)                     Volume/(1)/   Rate/(1)/    Total    Volume/(1)/   Rate/(1)/    Total
----------------------                     -----------   ---------   -------   -----------   ---------   -------
Earning Assets
Loans                                        $ 1,214      $(4,280)   $(3,066)    $   509      $(1,657)   $(1,148)
Securities, taxable                           (1,463)         (96)    (1,559)     (1,517)         (23)    (1,540)
Securities, nontaxable                           (38)        (293)      (331)        (64)         (37)      (101)
Nonmarketable equity securities                  (10)         (28)       (38)         14          (96)       (82)
Federal funds sold and other                     (43)         (28)       (71)         73           (4)        69
                                             -------      -------    -------     -------      -------    -------
      Total interest income                     (340)      (4,725)    (5,065)       (985)      (1,817)    (2,802)
                                             -------      -------    -------     -------      -------    -------

Interest-Bearing Liabilities
Interest-bearing deposits:
   Interest-bearing transaction accounts        (117)      (1,278)    (1,395)         21       (1,111)    (1,090)
   Savings and market rate investments           (81)        (356)      (437)         36           50         86
   Time deposits                                (900)      (2,896)    (3,796)       (240)        (237)      (477)
                                             -------      -------    -------     -------      -------    -------

Total interest-bearing deposits               (1,098)      (4,530)    (5,628)       (183)      (1,298)    (1,481)

Other short-term borrowings                      244         (311)       (67)       (907)        (454)    (1,361)

Federal Home Loan Bank advances                  (14)           3        (11)        (31)          58         27

Long-term debt                                   (78)         (78)      (156)        (85)         (45)      (130)

Obligations under capital leases                 (20)          --        (20)        (20)           4        (16)
                                             -------      -------    -------     -------      -------    -------

      Total interest expense                    (966)      (4,916)    (5,882)     (1,226)      (1,735)    (2,961)
                                             -------      -------    -------     -------      -------    -------

Net interest income                          $   626      $   190    $   817     $   244      $   (82)   $   159
                                             =======      =======    =======     =======      =======    =======

     (1) Volume-rate changes have been allocated to each category based on the percentage of the total change.

Interest Sensitivity. We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income. The principal monitoring technique we employ is the measurement of our interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

The following table sets forth our interest rate sensitivity at December 31, 2002.

Interest Sensitivity Analysis

                                                                                               Greater
                                                         After One   After Three              Than One
                                               Within     Through      Through      Within     Year or
December 31, 2002                                One       Three        Twelve       One        Non-
(Dollars in thousands)                          Month      Months       Months       Year     Sensitive     Total
----------------------                        --------   ---------   -----------   --------   ---------   --------
Assets
Earning assets:
   Loans/(1)/                                 $ 90,189    $ 13,707    $ 40,332     $144,228    $145,405   $289,633
   Securities                                      502         617       7,627        8,746      47,066     55,812
   Federal funds sold and other                     39          --          --           39          --         39
                                              --------    --------    --------     --------    --------   --------

         Total earning assets                   90,730      14,324      47,959      153,013     192,471    345,484
                                              --------    --------    --------     --------    --------   --------

Liabilities
Interest-bearing liabilities
   Interest-bearing deposits:
      Demand deposits                          102,416          --          --      102,416          --    102,416
      Savings deposits                          27,948          --          --       27,948          --     27,948
      Time deposits                             13,911      21,126      50,716       85,753      31,022    116,775
                                              --------    --------    --------     --------    --------   --------

         Total interest-bearing deposits       144,275      21,126      50,716      216,117      31,022    247,139

   Other short-term borrowings                  25,850          --          --       25,850          --     25,850

   Federal Home Loan Bank advances                  --      10,015          --       10,015      21,125     31,140

   Obligations under capital leases                 18          37         173          228         505        733
                                              --------    --------    --------     --------    --------   --------

         Total interest-bearing liabilities    170,043      31,178      50,889      252,210      52,652    304,862
                                              --------    --------    --------     --------    --------   --------

Period gap                                    $(79,413)   $(16,854)   $ (2,930)    $(99,197)   $139,819
                                              ========    ========    ========     ========    ========

Cumulative gap                                $(79,413)   $(96,267)   $(99,197)    $(99,197)   $ 40,622
                                              ========    ========    ========     ========    ========

Ratio of cumulative gap to total earnings
   assets                                       (22.99)%    (27.86)%    (28.71)%     (28.71)%     11.76%

/(1)/ Excludes nonaccrual loans and includes loans held for sale.

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument's ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements that give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date. Other short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. Federal funds purchased are reflected at the earliest pricing interval because funds can be repriced daily. Securities sold under agreements to repurchase are reflected at the maturity date of each repurchase agreement that generally matures within one day. Advances from the Federal Home Loan Bank are reflected at their contractual maturity dates. Obligations under capital leases are reflected at each payment date.

We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability sensitive. We are liability sensitive within the one year period. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Accordingly, we believe a liability-sensitive gap position is not as indicative of our true interest sensitivity as it would be for an organization that depends to a greater extent on purchased funds to support earning assets. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

                     Provision and Allowance for Loan Losses

General. We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Board of Directors reviews and approves the appropriate level for CapitalBank's allowance for loan losses based upon our recommendations, the results of the internal monitoring and reporting system, analysis of economic conditions in its markets, and a review of historical statistical data for both us and other financial institutions.

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are made periodically to maintain the allowance at an appropriate level based on our analysis of the potential risk in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

Our allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, we monitor the overall portfolio quality through observable trends in delinquency, charge offs, and general and economic conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators and our independent auditors.

Based on present information and an ongoing evaluation, we consider the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio. Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable but that may or may not be valid. Thus, we have no assurance that charge offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. We do not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing a risk grading system.

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge offs and recoveries for each of the last five years.

Allowance for Loan Losses
Year Ended December 31,

(Dollars in thousands)                            2002       2001       2000       1999       1998
                                                --------   --------   --------   --------   --------
Total loans outstanding at end of year          $288,842   $248,390   $280,506   $219,054   $172,545
                                                ========   ========   ========   ========   ========
Average loans outstanding                       $274,365   $259,661   $254,064   $188,672   $161,695
                                                ========   ========   ========   ========   ========
Balance of allowance for loan losses
   at beginning of period                       $  4,103   $  3,060   $  2,557   $  2,399   $  1,531

Allowance for loan losses from acquisitions           --         --        335         --         38
Loan losses:
   Commercial and industrial                         337        406        113        287        135
   Real estate - mortgage                            131        160        122        306         43
   Consumer                                          255        409        305        449        885
                                                --------   --------   --------   --------   --------
      Total loan losses                              723        975        540      1,042      1,063
                                                --------   --------   --------   --------   --------
Recoveries of previous loan losses:
   Commercial and industrial                          45          8         73         --         --
   Real estate - mortgage                             15         16         14         17         --
   Consumer                                           69         74        150        146         57
                                                --------   --------   --------   --------   --------
      Total recoveries                               129         98        237        163         57
                                                --------   --------   --------   --------   --------
Net loan losses                                      594        877        303        879      1,006

Provision for loan losses                            773      1,920        471      1,037      1,836
                                                --------   --------   --------   --------   --------
Balance of allowance for loan losses
   at end of period                             $  4,282   $  4,103   $  3,060   $  2,557   $  2,399
                                                ========   ========   ========   ========   ========
Allowance for loan losses to period end loans       1.48%      1.65%      1.09%      1.17%      1.39%
Net charge offs to average loans                    0.22       0.34       0.12       0.47       0.62

Nonperforming Assets. The following table sets forth our nonperforming assets for the dates indicated.

Nonperforming Assets

                                                                 December 31,
                                                   ----------------------------------------
(Dollars in thousands)                              2002     2001    2000    1999     1998
                                                   ------   ------   ----   ------   ------
Nonaccrual loans                                   $1,893   $1,567   $637   $1,223   $1,348
Restructured or impaired loans                         --       --     --       --       --
                                                   ------   ------   ----   ------   ------
   Total nonperforming loans                        1,893    1,567    637    1,223    1,348
Other real estate owned                               150      148     58       --       --
                                                   ------   ------   ----   ------   ------
   Total nonperforming assets                      $2,043   $1,715   $695   $1,223   $1,348
                                                   ======   ======   ====   ======   ======
Loans 90 days or more past due and
   still accruing interest                         $  128   $   --   $164   $  109   $  112
Nonperforming assets to period end loans             0.71%    0.69%  0.25%    0.56%    0.78%

Accrual of interest is discontinued on a loan when we believe, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest that has been accrued on the loan but remains unpaid is reversed and deducted from current earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is finally resolved, we may ultimately write-down or charge off of the principal balance of the loan that would necessitate additional charges to earnings. For all periods presented, the additional interest income, which would have been recognized into earnings if our nonaccrual loans had been current in accordance with their original terms, is immaterial.

Total nonperforming assets increased to $2.0 million at December 31, 2002, from $1.7 million at December 31, 2001. This amount consists primarily of nonaccrual loans that totaled $1.9 million at December 31, 2002. Nonperforming assets were 0.70% of total loans at December 31, 2002. The allowance for loan losses to period end nonperforming assets was 209.6% at December 31, 2002.

Potential Problem Loans. At December 31, 2002, through our internal review mechanisms, we had identified $3.4 million of criticized loans and $9.4 million of classified loans. The results of this internal review process are the primary determining factor in our assessment of the adequacy of the allowance for loan losses.

Our criticized loans decreased from $9.2 million at December 31, 2001 to $3.4 million at December 31, 2002. The decrease was due to the improvement in credit quality of several large loans that allowed us to upgrade these loans. Total classified loans decreased from $10.5 million at December 31, 2001 to $9.4 million at December 31, 2002. We are committed to addressing potential problem loans.

                         Noninterest Income and Expense

Noninterest Income. Noninterest income decreased $5.6 million, or 55.12%, to $4.5 million in 2002 from $10.1 million in 2001, which was primarily attributable to the gain recognized on the sale of the five branches to Enterprise Bank in 2001. The premium on this sale totaled $5.8 million. We had $106,000 in gains on the sale of securities available for sale, whereas in 2001 we realized a gain of $290,000 on the sales of nonmarketable equity securities. Residential mortgage origination fees decreased $96,000, or 11.68% to $726,000 in 2002 from $822,000 in 2001. Mortgage originations have declined as rates leveled off and as fewer customers are refinancing their mortgages. Income from fiduciary activities increased $150,000, or 114.50% to $281,000 in 2002 from $131,000 in 2001. Commissions on the sale of mutual funds increased $74,000, or 231.25% to $106,000 in 2002 compared to $32,000 in 2001.

The following table sets forth, for the periods indicated, the principal components of noninterest income:

Noninterest Income

                                                       Year Ended December 31,
                                                      -------------------------
(Dollars in thousands)                                 2002      2001     2000
                                                      ------   -------   ------
Service charges on deposit accounts                   $2,578   $ 2,128   $1,706
Residential mortgage origination fees                    726       822      503
Gains on sales of securities available-for-sale          106        --       --
Gains on sales of nonmarketable equity securities         --       290       --
Commissions from sales of mutual funds                   106        32      105
Income from fiduciary activities                         281       131      129
Gain on sale of branches                                  --     5,791       --
Gain on sale of Community Trust Company                   --        --      150
Other income                                             742       920      710
                                                      ------   -------   ------
   Total noninterest income                           $4,539   $10,114   $3,303
                                                      ======   =======   ======

Noninterest Expense. Noninterest expense decreased $3.2 million, or 21.26%, to $11.9 million in 2002 from $15.1 million in 2001. The primary component of noninterest expense was salaries and benefits, which decreased $104,000, or 1.59%, to $6.4 million in 2002 from $6.5 million in 2001. Many of the categories of expenses decreased in 2002 compared to 2001 because of the sale of the branches to Enterprise Bank in 2001. Net occupancy expense was $697,000 in 2002 compared to $749,000 in 2001, and furniture and equipment expenses was $1.0 million in 2002 compared to $1.4 million in 2001. Another significant decrease in noninterest expense was in the amortization of intangible assets. Total amortization of intangible assets was $346,000 in 2002, as compared to $2.4 million in 2001. We recorded amortization of intangible assets related to the sale of branches to Enterprise Bank of $1.9 million in 2001. Our efficiency ratio was 61.45% in 2002 compared to 72.71% in 2001.

The following table sets forth, for the periods indicated, the primary components of noninterest expense:

Noninterest Expense

                                                      Year Ended December 31,
                                                    ---------------------------
(Dollars in thousands)                                2002      2001      2000
                                                    -------   -------   -------
Salaries and employee benefits                      $ 6,418   $ 6,522   $ 6,787
Net occupancy expense                                   697       749       880
Furniture and equipment expense                       1,050     1,440     1,631
Amortization of intangible assets                       346     2,440       612
Director and committee fees                             167       130       202
Data processing and supplies                            578       410       361
Mortgage loan department expenses                       122       278       130
Banking assessments                                      45        57       131
Professional fees and services                          287       404       476
Postage and freight                                     205       339       380
Supplies                                                283       424       419
Credit card expenses                                     36       188       201
Telephone expenses                                      268       288       402
Other                                                 1,390     1,433     1,364
                                                    -------   -------   -------
   Total noninterest expense                        $11,892   $15,102   $13,976
                                                    =======   =======   =======
Efficiency ratio                                      61.45%    72.71%    81.75%

Income Taxes. Our income tax expense was $1.7 million, a decrease of $217,000 from the 2001 amount of $1.9 million. The slight decrease was partially due to the decrease in income before taxes.

                                 Earning Assets

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Loans averaged $274.4 million in 2002 compared to $259.6 million in 2001, an increase of $14.8 million, or 5.7%. At December 31, 2002, total loans were $288.8 million compared to $248.3 million at December 31, 2001. The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights our general emphasis on mortgage lending.

Composition of Loan Portfolio


December 31,                  2002                 2001                 2000                 1999                 1998
                       ------------------   ------------------   ------------------   ------------------   ------------------
                                  Percent              Percent              Percent              Percent              Percent
(Dollars in                         of                   of                   of                   of                   of
thousands)              Amount     Total     Amount     Total     Amount     Total     Amount     Total     Amount     Total
                       --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
Commercial
 and industrial        $ 30,092     10.42%  $ 33,395     13.26%  $ 52,005     18.54%  $ 29,740     13.58%  $ 28,991     16.80%
Real estate
   Construction          13,049      4.52     13,252      5.26     20,393      7.27     28,664     13.09     23,665     13.72
   Mortgage -
      residential       154,257     53.41    124,091     49.25    111,897     39.89     66,092     30.17     52,635     30.51
   Mortgage-
      nonresidential     73,610     25.48     59,417     23.58     60,159     21.45     58,419     26.67     36,017     20.87
Consumer and
   other                 17,834      6.17     18,235      8.65     36,052     12.85     36,139     16.49     31,237     18.10
                       --------    ------   --------    ------   --------    ------   --------    ------   --------    ------
   Total loans          288,842    100.00%   248,390    100.00%   280,506    100.00%   219,054    100.00%   172,545    100.00%
                                   ======               ======               ======               ======               ======
Allowance for
   loan losses           (4,282)              (4,103)              (3,060)              (2,557)              (2,399)
                       --------             --------             --------             --------             --------
Net loans              $284,560             $244,287             $277,446             $216,497             $170,146
                       ========             ========             ========             ========             ========

The principal component of our loan portfolio is real estate mortgage loans. At December 31, 2002, this category totaled $227.9 million and represented 78.2% of the total loan portfolio, compared to $183.5 million, or 72.8%, at December 31, 2001.

In the context of this discussion, a "real estate mortgage loan" is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. Financial institutions in our market areas typically obtain a security interest in real estate, whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.

Real estate construction loans decreased $203,000, or 1.53%, to $13.0 million at December 31, 2002, from $13.3 million at December 31, 2001. Residential mortgage loans, which is the largest category of our loans, increased $30.2 million, or 24.31%, to $154.3 million at December 31, 2002, from $124.1 million at December 31, 2001. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, increased $14.2 million or 23.89%, to $73.6 million at December 31, 2002 from $59.4 million at December 31, 2001. The overall increase in real estate lending was attributable to the continued demand for residential and commercial real estate loans in our markets. CapitalBank has been able to compete favorably for residential mortgage loans with other financial institutions by offering fixed rate products having three and five year call provisions.

Commercial and industrial loans decreased $2.8 million, or 8.52%, to $30.6 million at December 31, 2002, from $33.4 million at December 31, 2001.

Consumer and other loans decreased $401,000, or 2.20%, to $17.8 million at December 31, 2002, from $18.2 million at December 31, 2001.

Our loan portfolio reflects the diversity of our markets. Our thirteen branches are located from the northern Midlands of South Carolina through the Upstate. Primary market areas include Anderson, Belton, Clemson, Greenwood, Newberry and Saluda. The economies of these markets are varied and represent different industries including medium and light manufacturing, higher education, regional health care, and distribution facilities. These areas are expected to remain stable with continual growth. The diversity of the economy creates opportunities for all types of lending. We do not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of our liquidity. The following table sets forth our loans maturing within specified intervals at December 31, 2002.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

                                                    Over
                                                  One Year
December 31, 2002                     One Year     Through    Over Five
(Dollars in thousands)                or Less    Five Years     Years      Total
                                      --------   ----------   ---------   --------
Commercial and industrial             $ 17,374    $ 13,445     $ 1,250    $ 32,069
Real estate                             89,574     127,383      23,960     240,917
Consumer and other                       5,215      10,253         388      15,856
                                      --------    --------     -------    --------
                                      $112,163    $151,081     $25,598    $288,842
                                      ========    ========     =======    ========
Loans maturing after one year with:
   Fixed interest rates                                                   $176,213
   Floating interest rates                                                     466
                                                                          --------
                                                                          $176,679
                                                                          ========

The information presented in the above table is based on the cont ractual maturities of the individual loans, including loans which may be subject to renewal at their contractual maturity. Renewal of such loans is s ubject to review and credit approval as well as modification of terms upon their maturity. Consequently, we believe this treatment presents fairly the maturity and repricing structure of the loan portfolio shown in the above table.

Investment Securities. The investment securities portfolio is a significant component of our total earning assets. Total securities averaged $57.2 million in 2002, compared to $83.8 million in 2001 and $110.2 million in 2000. At December 31, 2002, the total securities portfolio was $55.8 million. Securities designated as available-for-sale totaled $50.1 million and were recorded at estimated fair value. Securities designated as held-to-maturity totaled $550,000 and were recorded at amortized cost. The securities portfolio also includes nonmarketable equity securities totaling $5.2 million which are carried at cost because they are not readily marketable or have no quoted market value. These include investments in Federal Reserve Bank stock, Federal Home Loan Bank stock, the stock of four unrelated financial institutions, and the stock of a financial services company that offers internet banking.

The following table sets forth the book value of the securities held by us at the dates indicated.

Book Value of Securities

December 31,                                                    2002      2001
                                                               -------   -------
(Dollars in thousands)
U.S. Government agencies and corporations                      $13,756   $13,148
State, county, and municipal securities                         26,283    25,338
Other (trust preferred securities)                                 750       750
                                                               -------   -------
                                                                40,789    39,236
Mortgage-backed securities                                       9,857    18,165
Nonmarketable equity securities                                  5,166     5,405
                                                               -------   -------
   Total securities                                            $55,812   $62,806
                                                               =======   =======

The following table sets forth the scheduled maturities a nd average yields of securities held at December 31, 2002.

Investment Securities Maturity Distribution and Yields

                                                After One But      After Five But
December 31, 2002           Within One Year   Within Five Years   Within Ten Years   Over Ten Years
                            ---------------   -----------------   ----------------   ---------------
(Dollars in thousands)      Amount   Yield     Amount   Yield      Amount   Yield    Amount    Yield
                            ------   -----     ------   -----      ------   -----    -------   -----
U.S. Government agencies    $7,747    5.44%    $6,009    3.65      $   --      --    $    --      --
Obligations of state and
   local governments/(2)/      999    6.57        447    6.69       7,196    7.09     18,391    6.85
                            ------             ------              ------            -------
   Total securities/(1)/    $8,746    5.57     $6,456    3.86      $7,196    7.09    $18,391    6.85
                            ======             ======              ======            =======

/(1)/Excludes  mortgage-backed  securities totaling $9.9 million with a yield of
     6.13% and nonmarketable equity securities.
/(2)/The yield on state and local governments is presented on a tax equivalent basis using a federal income tax rate of 34%.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in "--Net Interest Income-- Interest Sensitivity."

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold and interest-bearing deposits with other banks, averaged $261,000 in 2002, compared to $2.1 million in 2001 and $87,000 in 2000. At
December 31, 2002, short-term investments totaled $39,000. These funds are a source of our liquidity. Federal funds are generally invested in an earning capacity on an overnight basis.

                 Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $18.5 million, or 6.03%, to $288.4 million in 2002, from $306.9 million in 2001. Average interest-bearing deposits decreased $25.1 million, or 9.57%, to $237.1 million in 2002, from $262.2 million in 2001.

Deposits. Average total deposits decreased $24.3 million, or 8.42%, to $264.1 million during 2001, from $288.4 million during 2001. At December 31, 2002, total deposits were $276.6 million compared to $258.3 million a year earlier, an increase of 7.06%.

The following table sets forth the deposits by category at the dates indicated.

Deposits

December 31,               2002                  2001                  2000                  1999                  1998
                   -------------------   -------------------   -------------------   -------------------   -------------------
                              Percent               Percent               Percent               Percent               Percent
Dollars in                      of                     of                    of                    of                    of
thousands)          Amount    Deposits    Amount    Deposits    Amount    Deposits    Amount    Deposits    Amount    Deposits
                   --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
Demand deposit
   accounts        $ 29,422     10.64%   $ 25,083      9.70%   $ 32,197      9.67%   $ 27,422     10.66%   $ 23,491      9.03%
NOW accounts         36,121     13.06      32,504     12.58      53,959     16.20      45,560     17.71      45,854     17.63
Money market
   accounts          66,295     23.97      61,863     23.95      55,007     16.52      38,419     14.93      30,161     11.60
Savings accounts     27,948     10.11      26,653     10.32      30,543      9.17      26,642     10.36      25,202      9.69
Time deposits
   less than
   $100,000          74,763     27.03      72,636     28.12     114,454     34.38      91,671     35.64     104,491     40.17
Time deposits
   of $100,000
   or over           42,012     15.19      39,591     15.33      46,826     14.06      27,533     10.70      30,921     11.88
                   --------    ------    --------    ------    --------    ------    --------    ------    --------    ------
  Total deposits   $276,561    100.00%   $258,330    100.00%   $332,986    100.00%   $257,247    100.00%   $260,120    100.00%
                   ========    ======    ========    ======    ========    ======    ========    ======    ========    ======

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits increased $15.8 million to $234.5 million at December 31, 2002.

Deposits, and particularly core deposits, have historically been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 105.41% at December 31, 2002, and 97.53% at the end of 2001. The maturity distribution of our time deposits of $100,000 or more at December 31, 2002 is set forth in the following table.

Maturities of Certificates of Deposit of $100,000 or More

                                                    After Six
                             Within   After Three    Through     After
                             Three    Through Six     Twelve    Twelve
(Dollars in thousands)       Months     Months        Months     Months   Total
                            -------   -----------   ---------   ------   -------
Certificates of deposit
  of $100,000 or more       $13,514      $8,049      $10,511    $9,938   $42,012

Approximately 32.2% of our time deposits of $100,000 or more had scheduled maturities within three months and 51.3% had maturities within six months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, we do not solicit brokered deposits.

Borrowed Funds. Borrowed funds consist of short-term borrowings and advances from the Federal Home Loan Bank. Short-term borrowings are primarily federal funds purchased from correspondent banks and securities sold under agreements to repurchase.

Average short-term borrowings were $19.2 million in 2002, an increase of $9.1 million from 2001. Federal funds purchased from correspondent banks averaged $13.9 million in 2002. At December 31, 2002, federal funds purchased totaled $21.2 million. Securities sold under agreements to repurchase averaged $5.3 million in 2002. At December 31, 2002, securities sold under agreements to repurchase totaled $4.61 million.

Average Federal Home Loan Bank advances during 2002 were $31.2 million compared to $31.4 million during 2001, a decrease of $200,000. Advances from the Federal Home Loan Bank are collateralized by one-to-four family residential mortgage loans and our investment in Federal Home Loan Bank stock. At December 31, 2002, borrowings from the Federal Home Loan Bank were $31.1 million compared to $31.3 million a year earlier. Although we expect to continue using short-term borrowing and Federal Home Loan Bank advances as secondary funding sources, core deposits will continue to be our primary funding source. Of the $31.1 million advances from the Federal Home Loan Bank outstanding at December 31, 2002, $10,015,000 mature in 2003, $8,000,000 mature in 2005, $1,500,000 mature in
2008, $625,000 in 2009, and $11,000,000 in 2010.

                                     Capital

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Our Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus intangible assets. Our Tier 2 capital consists of the allowance for loan losses subject to certain limitations. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

We and CapitalBank are also required to maintain capital at a minimum level based on average total assets (as defined), which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

We and CapitalBank exceeded the Federal Reserve's fully phased-in regulatory capital ratios at December 31, 2002, 2001, and 2000, as set forth in the following table.

Analysis of Capital

                                               2002       2001       2000
                                             --------   --------   --------
Tier 1 capital                               $ 39,427   $ 34,767   $ 28,943
Tier 2 capital                                  3,490      3,101      3,060
                                             --------   --------   --------
Total qualifying capital                     $ 42,917   $ 37,868   $ 32,003
                                             ========   ========   ========
Risk-adjusted total assets
   (including off-balance-sheet exposures)   $278,430   $241,202   $287,856
                                             ========   ========   ========
Tier 1 risk-based capital ratio                 14.16%     14.26%     10.05%
Total risk-based capital ratio                  15.41%     15.53%     11.12%
Tier 1 leverage ratio                           10.59%     10.21%      7.02%

                                               Tier 1      Total       Tier 1
                                            Risk-Based   Risk-Based   Leverage
                                            ----------   ----------   --------
CapitalBank's capital ratios at
   December 31, 2002 were:                     12.75%      14.00%       9.51%

                   Liquidity Management and Capital Resources

Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Without proper liquidity management, we would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet the needs of the communities we serve.

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

Our loans-to-assets ratio and loans-to-funds ratio increased from 2001 to 2002. The loans-to-assets ratio at December 31, 2002 was 76.56% compared to 73.95% at December 31, 2001, and the loans-to-funds ratio at December 31, 2002 was 87.40% compared to 84.81% at December 31, 2001. The amount of advances from the Federal Home Loan Bank were approximately $31.1 million at December 31, 2002 compared to $31.3 million at December 31, 2001. We expect to continue using these advances as a source of funding. Additionally, we had approximately $35.8 million of unused lines of credit for federal funds purchases and $50.1 million of securities available-for-sale at December 31, 2002 as sources of liquidity. We also have the ability to receive an additional $29.4 million in advances under the term of our agreement with the Federal Home Loan Bank.

We depend on dividends from CapitalBank as our primary source of liquidity. The ability of CapitalBank to pay dividends is subject to general regulatory restrictions that may, but are not expected to, have a material impact on the liquidity available to us. We paid stock dividends in September 1998, June 2000, and May 2001 and may do so in the future. We have paid cash dividends on a quarterly basis since September 2001and anticipate continuing to do so.

                          Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates that could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

                               Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as ours and our subsidiary are primarily monetary in nature. Therefore, interest rates have a more significant effect on our performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, we seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

                     Impact of Off-Balance Sheet Instruments

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to a customer at predetermined interest rates as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual amount of the instrument. Because certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee a customer's performance to a third party and have essentially the same credit risk as other lending facilities. Standby letters of credit often expire without being used.

We use the same credit underwriting procedures for commitments to extend credit and standby letters of credit as we do for our on-balance sheet instruments. The credit worthiness of each borrower is evaluated and the amount of collateral, if deemed necessary, is based on the credit evaluation. Collateral held for commitments to extend credit and standby letters of credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

We are not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments or that could significantly impact earnings.

As of December 31, 2002 our commitments to extend credit totaled $47,218,000, and our standby letters of credit totaled $1,102,000. We believe that through various sources of liquidity, we have the necessary resources to meet obligations arising from these financial commitments. Our experience has been that a significant portion of these commitments often expire without being used.

Through its operations, CapitalBank was made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to CapitalBank's customers at predetermined interest rates for a specified period of time. At December 31, 2002, CapitalBank had issued commitments to extend credit of $50,199,000 and standby letters of credit of $1,102,000 through various types of commercial lending arrangements. Approximately $20,155,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2002.

                                                   After One   After Three
                                                    Through      Through                  Greater
                                      Within One     Three        Twelve     Within One     Than
(Dollars in thousands)                   Month       Months       Months        Year      One Year    Total
                                      ----------   ---------   -----------   ----------   --------   -------
Unused commitments to extend credit     $1,175       $2,014      $19,758       $22,947     $27,252   $50,199
Standby letters of credit                   --           96        1,006         1,102          --     1,102
                                        ------       ------      -------       -------     -------   -------

Totals                                  $1,175       $2,110      $20,764       $24,049     $27,252   $51,301
                                        ======       ======      =======       =======     =======   =======

CapitalBank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plants, equipment and commercial and residential real estate.

                              Industry Developments

On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 2000. The Act was signed into law by President Clinton in November 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in Sections 20 and 32 of the Glass-Steagall Act. The Act also creates a new "financial holding company" under the Bank Holding Company Act, which will permit holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. We cannot predict the full effect that the Act will have on us.

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks which we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on our financial condition and results of operations. The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Interest Income" is incorporated herein by reference. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.

Item 8. Financial Statements and Supplementary Data.

The financial statements identified in Item 15 of this Report on Form 10-K are included herein beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Legislation and Securities Exchange Commission rules adopted in 2002 have significantly increased, and will continue to increase, the regulatory burdens on audit firms that audit the financial statements of companies that are subject to the reporting requirements of the Securities Exchange Act of 1934. Consequently, many smaller audit firms are deciding to limit their audit practice to companies that are not subject to the 1934 Act. Tourville, Simpson & Caskey, L.L.P., which served as our principal independent accountant since our inception, is one such firm. Accordingly, effective January 2, 2003, Tourville, Simpson & Caskey, L.L.P. resigned as our principal independent public accountant. The Board of Directors, upon recommendation of the Audit Committee, engaged Elliott Davis, LLC on January 2, 2003 to audit financial statements for the year ended December 31, 2002 and for the year ending December 31, 2003. We have not consulted Elliott Davis, LLC regarding any of the matters set forth in
Item 304(a)(2)(i) or (ii) of Regulation S-K.

Tourville, Simpson & Caskey, L.L.P.'s reports on our financial statements for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. We had no disagreements with Tourville, Simpson & Caskey, L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Tourville, Simpson & Caskey, L.L.P.'s satisfaction, would have caused it to make reference to the subject matter of the disagreement in its reports.

                                    PART III

Information called for by PART III (Items 10, 11, 12 and 13) of this Report on Form 10-K has been omitted as we intend to file with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2002 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement.

Item 10. Directors and Executive Officers of the Company.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions.

Item 14. Controls and Procedures

Annual Evaluation of Our Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of our Chief Executive Officer and Chief Financial Officer about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the controls evaluation.

Certifications. A form of certification appears immediately following the signatures section of this Annual Report. The form of certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report that you are currently reading is the information concerning the controls evaluation referred to in such certifications, and this information should be read in conjunction with such certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we have no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The Chief Executive Officer/Chief Financial Officer evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by us and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, controls problems, or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our company and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether any "significant deficiencies" or "material weaknesses" exist in our Internal Controls or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the controls evaluation generally and because items 5 and 6 in the certifications of our Chief Executive Officer and Chief Financial Officer require that our Chief Executive Officer and Chief Financial Officer disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions." These are control issues that could have a significant adverse effect on the ability to record, process, summarize, and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement, and/or correction to make in accord with our on-going procedures.

In accordance with SEC requirements, our Chief Executive Officer and Chief Financial Officer note that, since the date of the controls evaluation to the date of this Annual Report, we have not made any significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to us is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)-(2) Financial Statements and Schedules:

Our consolidated financial statements and schedules identified in the accompanying Index to Financial Statements at page F-1 herein are filed as part of this Report on Form 10-K.

     (3)  Exhibits:

The accompanying Exhibit Index on page E-1 sets forth the exhibits that are filed as part of this Report on Form 10-K.

(b) Reports on Form 8-K:

          On November 25, 2002, we filed a Form 8-K relating to a News Release issued on November 20, 2002 announcing that our Board of Directors has approved a stock buyback program contemplating Rule 10b5-1 of the Securities Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Community Capital Corporation, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          COMMUNITY CAPITAL CORPORATION


Dated: March 27, 2003                     By: /s/ William G. Stevens
                                              ----------------------------------
                                          William G. Stevens
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                                    Date
------------------------------   --------------------------------------   --------------


/s/ William G. Stevens           President, Chief Executive Officer,      March 27, 2003
------------------------------   and Director
William G.  Stevens


/s/ R. Wesley Brewer             Chief Financial Officer, Executive       March 27, 2003
------------------------------   Vice President, and Secretary
R. Wesley Brewer


            *                    Assistant Secretary and Director         March 27, 2003
------------------------------
Patricia C. Edmonds


             *                   Director                                 March 27, 2003
------------------------------
David P. Allred


             *                   Director                                 March 27, 2003
------------------------------
Harold Clinkscales, Jr.


             *                   Director                                 March 27, 2003
------------------------------
Wayne Q. Justesen, Jr.


             *                   Director                                 March 27, 2003
------------------------------
B. Marshall Keys


             *                   Director                                 March 27, 2003
------------------------------
Clinton C. Lemon, Jr.


             *                   Director                                 March 27, 2003
------------------------------
Miles Loadholt


             *                   Director                                 March 27, 2003
------------------------------
Thomas C. Lynch, Jr.


             *                   Director                                 March 27, 2003
------------------------------
H. Edward Munnerlyn



             *                   Director                                 March 27, 2003
------------------------------
George B. Park


             *                   Director                                 March 27, 2003
------------------------------
George D. Rodgers


             *                   Director                                 March 27, 2003
------------------------------
Charles J. Rogers

             *                   Director                                 March 27, 2003
-----------------------------
Thomas E. Skelton

             *                   Director                                 March 27, 2003
-----------------------------
Lex D. Walters


*By: /s/ William G.  Stevens                                             March 27, 2003
     --------------------------
  (William G.  Stevens)
  (As Attorney-in-Fact for each
   of the persons indicated)

                                  CERTIFICATION

          I, William G. Stevens, certify that:

1. I have reviewed this annual report on Form 10-K of Community Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003                     /S/ WILLIAM G. STEVENS
                                          -----------------------------------
                                          William G. Stevens
                                          President & Chief Executive Officer

                                  CERTIFICATION

          I, R. Wesley Brewer, certify that:

1. I have reviewed this annual report on Form 10-K of Community Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003                      S/ R. WESLEY BREWER
                                          --------------------------
                                          R. Wesley Brewer
                                          Chief Financial Officer, Executive
                                          Vice President & Secretary

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        COMMUNITY CAPITAL CORPORATION AND

              EMPLOYEE STOCK OWNERSHIP PLAN WITH 401(K) PROVISIONS

Independent Accountants' Reports......................................................................F-2

Consolidated Balance Sheets at December 31, 2001 and 2000.............................................F-4

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001, 2000, and 1999.....F-5

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
   For the Years Ended December 31, 2002, 2001, 2000, and 1999........................................F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, 2000, and 1999.....F-7

Notes to Consolidated Financial Statements............................................................F-8

Independent Accountants' Reports Re: Employee Stock Ownership Plan with 401(k) Provisions............F-28

Statements of Net Assets Available for Benefits .....................................................F-29

Statement of Changes in Net Assets Available for Benefits............................................F-30

Notes to Consolidated Financial Statements...........................................................F-31

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Community Capital Corporation
Greenwood, South Carolina

We have audited the accompanying consolidated balance sheet of Community Capital Corporation as of December 31, 2002, and the related consolidated statement of operations, changes in shareholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Community Capital Corporation as of December 31, 2001, were audited by other auditors whose report dated January 18, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Community Capital Corporation as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


Elliott Davis, LLC
Columbia, South Carolina
January 24, 2003

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Community Capital Corporation
Greenwood, South Carolina

We have audited the accompanying consolidated balance sheets of Community Capital Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the two year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Capital Corporation as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


Tourville, Simpson & Caskey, L.L.P.
Columbia, South Carolina
January 18, 2002

The above report of Tourville, Simpson & Caskey, L.L.P. is a copy of the previously issued report, and the report has not been reissued by Tourville, Simpson & Caskey, L.L.P.

Consolidated Balance Sheets

                                                                                    December 31,
                                                                                -------------------
(Dollars in thousands, except share information)                                  2002       2001
                                                                                --------   --------
Assets:
   Cash and cash equivalents:
      Cash and due from banks                                                   $  9,648   $  9,275
      Interest-bearing deposit accounts                                               39         16
                                                                                --------   --------
         Total cash and cash equivalents                                           9,687      9,291
                                                                                --------   --------
   Investment securities:
      Securities available-for-sale                                               50,096     56,851
      Securities held-to-maturity (estimated fair value of $550
         at December 31, 2002 and 2001)                                              550        550
      Nonmarketable equity securities                                              5,166      5,405
                                                                                --------   --------
         Total investment securities                                              55,812     62,806
                                                                                --------   --------
   Loans held for sale                                                             2,684      3,557
   Loans receivable                                                              288,842    248,390
      Less allowance for loan losses                                              (4,282)    (4,103)
                                                                                --------   --------
         Loans, net                                                              284,560    244,287
      Premises and equipment, net                                                  9,850     10,372
      Accrued interest receivable                                                  1,907      2,008
      Intangible assets                                                            3,992      4,338
      Cash surrender value of life insurance                                      10,289      2,212
      Other assets                                                                 1,984      1,811
                                                                                --------   --------
         Total assets                                                           $380,765   $340,682
                                                                                ========   ========
Liabilities:
   Deposits:
      Noninterest-bearing transaction accounts                                  $ 29,422   $ 25,083
      Interest-bearing transaction accounts                                      247,139    233,247
                                                                                --------   --------
         Total deposits                                                          276,561    258,330
                                                                                --------   --------
   Federal funds purchased and securities sold under agreements to repurchase     25,850      7,464
   Advances from the Federal Home Loan Bank                                       31,140     31,270
   Obligations under capital leases                                                  733        940
   Accrued interest payable                                                          649      1,052
   Other liabilities                                                               1,424      2,353
                                                                                --------   --------
         Total liabilities                                                       336,357    301,409
                                                                                --------   --------
Commitments and contingencies - Notes 5, 12, and 16

Shareholders' equity:
   Common stock, $1.00 par value; 10,000,000 shares authorized; 3,860,790 and
      3,559,309 shares issued and outstanding at December 31, 2002 and 2001,
      respectively                                                                 3,861      3,559
   Capital surplus                                                                34,754     32,548
   Accumulated other comprehensive income                                            989        168
   Retained earnings                                                               8,947      4,933
   Treasury stock, at cost (2002 - 367,875 shares, 2001 - 189,024 shares)         (4,143)    (1,935)
                                                                                --------   --------
         Total shareholders' equity                                               44,408     39,273
                                                                                --------   --------
         Total liabilities and shareholders' equity                             $380,765   $340,682
                                                                                ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                        Consolidated Statements of Income

                                                       For the years ended December 31,
(Dollars in thousands,                                 --------------------------------
   except for per share data amounts)                      2002      2001      2000
                                                         -------   -------   -------
Interest income:
   Loans, including fees                                 $19,296   $22,356   $23,501
   Investment securities:
      Taxable                                              1,494     3,053     4,593
      Tax-exempt                                           1,222     1,251     1,314
      Nonmarketable equity securities                        188       226       308
   Federal funds sold and other                                4        75         6
                                                         -------   -------   -------
         Total interest income                            22,204    26,961    29,722
                                                         -------   -------   -------
Interest expense:
   Deposits                                                5,418    11,046    12,527
   Advances from the Federal Home Loan Bank                1,947     1,958     1,931
   Federal funds purchased and securities sold under
      agreements to repurchase                               344       411     1,772
   Long-term debt                                             --       156       286
   Obligations under capital leases                           84       104       120
                                                         -------   -------   -------
         Total interest expense                            7,793    13,675    16,636
                                                         -------   -------   -------
Net interest income                                       14,411    13,286    13,086
Provision for loan losses                                    773     1,920       471
                                                         -------   -------   -------
Net interest income after provision for loan losses       13,638    11,366    12,615
                                                         -------   -------   -------
Noninterest income:
   Service charges on deposit accounts                     2,578     2,128     1,706
   Gain on sale of nonmarketable equity securities            --       290        --
   Gain on sales of securities available-for-sale            106        --        --
   Residential mortgage origination fees                     726       822       503
   Commissions from sales of mutual funds                    106        32       105
   Income from fiduciary activities                          281       131       129
   Gain on sale of branches                                   --     5,791        --
   Gain on sale of Community Trust Company                    --        --       150
   Gain on sale of premises and equipment                     --        37        --
   Other operating income                                    742       883       710
                                                         -------   -------   -------
         Total noninterest income                          4,539    10,114     3,303
                                                         -------   -------   -------
Noninterest expenses:
   Salaries and employee benefits                          6,418     6,522     6,787
   Net occupancy                                             697       749       880
   Amortization of intangible assets                         346     2,440       612
   Furniture and equipment                                 1,050     1,440     1,631
   Other operating expenses                                3,381     3,951     4,066
                                                         -------   -------   -------
         Total noninterest expenses                       11,892    15,102    13,976
                                                         -------   -------   -------
Income before income taxes                                 6,285     6,378     1,942
Income tax expense                                         1,683     1,900       290
                                                         -------   -------   -------
Net income                                               $ 4,602   $ 4,478   $ 1,652
                                                         =======   =======   =======
Earnings per share:
Basic earnings per share                                 $  1.34   $  1.31   $  0.48
                                                         =======   =======   =======
Diluted earnings per share                               $  1.26   $  1.26   $  0.48
                                                         =======   =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

  Consolidated Statements of Changes in Shareholders' Equity and Comprehensive
          Income for the years ended December 31, 2002, 2001, and 2000

                                                                       Accumulated
                                           Common stock                   other
(Dollars in thousands,                 ------------------   Capital   comprehensive   Retained   Treasury
except share data)                      Shares     Amount   surplus   income (loss)   earnings    stock      Total
------------------------------------   ---------   ------   --------  -------------   --------   --------   -------
Balance, December 31, 1999             3,122,811   $3,123    $29,846     $(2,802)      $1,336    $  (285)   $31,218

Net income                                                                              1,652                 1,652

Other comprehensive income, net of
   tax effects                                                             2,224                              2,224
                                                                                                            -------
Comprehensive income                                                                                          3,876

Sales of stock to ESOP                    21,447       21        122                                            143

5% stock dividend and cash paid in
   lieu of fractional shares             156,137      156        858                   (1,004)       (14)        (4)

Purchase of treasury stock (12,238
   shares)                                                                                           (89)       (89)
                                       ---------   ------    -------     -------       ------    -------    -------
Balance, December 31, 2000             3,300,395    3,300     30,826        (578)       1,984       (388)    35,144

Net income                                                                              4,478                 4,478

Other comprehensive income, net of
   tax effects                                                               746                                746
                                                                                                            -------

Comprehensive income                                                                                          5,224

Dividends paid ($0.06 per share)                                                         (209)                 (209)

Stock options exercised                   94,526       95        555                                            650

5% stock dividend and cash paid in
   lieu of fractional shares             164,388      165      1,167                   (1,320)       (18)        (7)

Purchase of treasury stock (143,265
   shares)                                                                                        (1,529)    (1,529)
                                       ---------   ------    -------     -------       ------    -------    -------

Balance, December 31, 2001             3,559,309    3,559     32,548         168        4,933     (1,935)    39,273

Net income                                                                              4,602                 4,602

Other comprehensive income, net of
   tax effects                                                               821                                821
                                                                                                            -------

Comprehensive income                                                                                          5,423

Dividends paid ($0.17 per share)                                                         (588)                 (588)

Stock options exercised                  301,481      302      2,206                                          2,508

Purchase of treasury stock (178,851
   shares)                                                                                        (2,208)    (2,208)
                                       ---------   ------    -------     -------       ------    -------    -------
Balance, December 31, 2002             3,860,790   $3,861    $34,754     $   989       $8,947    $(4,143)   $44,408
                                       =========   ======    =======     =======       ======    =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                       For the years ended December 31,
                                                                       --------------------------------
(Dollars in thousands)                                                    2002       2001       2000
                                                                        --------   --------   --------
Cash flows from operating activities:
   Net income                                                           $  4,602   $  4,478   $  1,652
   Adjustments to reconcile net income to net cash provided (used)
      by operating activities:
      Depreciation and amortization                                        1,101      1,476      1,638
      Provision for loan losses                                              773      1,920        471
      Deferred income tax benefit                                            562       (404)      (180)
      Amortization of intangible assets                                      346      2,440        612
      Premium amortization less discount accretion on securities
         available-for-sale                                                   38        164        152
      Amortization of deferred loan costs and fees, net                        2        155       (163)
      Net gain on sales or calls of securities available-for-sale           (106)        --         --
      Net gain on sales of nonmarketable equity securities                    --       (290)        --
      Proceeds of sales of residential mortgages                          28,375     27,140     15,567
      Disbursements for residential mortgages held-for-sale              (27,365)   (29,323)   (16,425)
      (Increase) decrease in interest receivable                             101      1,134       (563)
      Increase (decrease) in interest payable                               (403)    (1,102)       727
      Gain on sale of premises and equipment                                  --        (37)        --
      (Gain) loss on sale of other real estate                                90         --         (2)
      (Increase) decrease in other assets                                 (1,319)       382         62
      Increase (decrease) in other liabilities                            (1,136)     1,069      1,132
                                                                        --------   --------   --------
         Net cash provided (used) by operating activities                  5,661      9,202      4,680
                                                                        --------   --------   --------
Cash flows from investing activities:
   Net increase in loans made to customers                               (41,671)   (19,372)   (39,013)
   Proceeds from sales of securities available-for-sale                    5,147         --         --
   Proceeds from maturities of securities available-for-sale              13,650     44,816      6,638
   Purchases of securities available-for-sale                            (10,730)      (750)        --
   Proceeds from maturities of securities held-to-maturity                    --         40         30
   Proceeds from sales of nonmarketable equity securities                    239        385         16
   Purchase of nonmarketable equity securities                                --         --       (581)
   Purchase of premises and equipment                                       (573)      (309)    (3,146)
   Proceeds from sales of premises and equipment                             157        128        363
   Proceeds from sales of other real estate                                  394         58        574
   Purchase of cash surrender value of life insurance                     (8,077)      (411)      (380)
   Proceeds from the sale of Community Trust Company                          --         --        150
   Acquisition of branches                                                    --         --     13,570
   Net cash outflow from sale of branches                                     --    (14,196)        --
                                                                        --------   --------   --------
         Net cash provided (used) by investing activities                (41,464)    10,389    (21,779)
                                                                        --------   --------   --------
Cash flows from financing activities:
   Net increase in demand and savings accounts                            13,683     18,826     20,226
   Net increase (decrease) in time deposits                                4,548    (26,683)    19,773
   Net increase (decrease) in federal funds purchased and securities
      sold under agreements to repurchase                                 18,386     (4,709)   (37,277)
   Proceeds from advances from the Federal Home Loan Bank                     --         --     37,600
   Repayments of advances from the Federal Home Loan Bank                   (130)    (1,129)   (25,930)
   Proceeds from advances from long-term debt                                 --        300      7,770
   Repayments of advances from long-term debt                                 --     (5,145)    (4,500)
   Dividends paid                                                           (588)      (209)        --
   Proceeds from exercise of stock options                                 2,508        650         --
   Proceeds from stock sales to ESOP                                          --         --        142
   Cash paid in lieu of fractional shares                                     --         (7)        (3)
   Purchase of treasury stock                                             (2,208)    (1,529)       (89)
                                                                        --------   --------   --------
         Net cash provided (used) by financing activities                 36,199    (19,635)    17,712
                                                                        --------   --------   --------

Net increase (decrease) in cash and cash equivalents                         396        (44)       613

Cash and cash equivalents, beginning of year                               9,291      9,335      8,722
                                                                        --------   --------   --------
Cash and cash equivalents, end of year                                  $  9,687   $  9,291   $  9,335
                                                                        ========   ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Community Capital Corporation (the Company) serves as a bank holding company for CapitalBank (the Bank). The Bank was formed on January 1, 2001, during a restructuring that consolidated the Company's operations into a single subsidiary. CapitalBank operates thirteen branches throughout South Carolina. The Bank offers a full range of banking services, including a wealth management group featuring a wide array of financial services, with personalized attention, local decision making and strong emphasis on the needs of individuals and small to medium-sized businesses.

The Company was formed in 1988 to serve as a holding company for Greenwood National Bank, which later changed its name to Greenwood Bank & Trust. In 1994 the Company made the decision to expand beyond Greenwood County by creating an organization of independent banks in four additional markets. In June 1995, the Company opened Clemson Bank and Trust in Clemson, South Carolina. In 1996 and 1997, the Company opened Community Bank and Trust, TheBank, and Mid State Bank. The restructuring on January 1, 2001 consolidated these banks into and under CapitalBank. The Company formed a separate trust organization in 1997 known as Community Trust Company. In May 2000, Community Trust Company was sold.

The accounting and reporting policies of the Company reflect industry practices and conform to generally accepted accounting principles in all material respects. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and income and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including valuation allowances for impaired loans, the carrying amount of real estate acquired in connection with foreclosures or in satisfaction of loans, and the assumptions used in computing the fair value of stock options granted and the pro forma disclosures required by Statement of Financial Accounting Standards
(SFAS) No. 123. Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the costs of the Company's investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank. The stocks have no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required for state-chartered member banks. Investment in Federal Home Loan Bank stock is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to secure the borrowings. At both December 31, 2002 and 2001, the investment in Federal Reserve Bank stock was $1,037,150. At December 31, 2002 and 2001, the investment in Federal Home Loan Bank stock was $1,808,300 and $2,047,700, respectively.

The Company has invested in the stock of several unrelated financial institutions. The Company owns less than five percent of the outstanding shares of each institution, and the stocks either have no quoted market value or are not readily marketable. At December 31, 2002 and 2001, the investments in the stock of the unrelated financial institutions, at cost, were $1,820,144. The Company also invested in a financial services company that offers internet banking. The Company's investment in the stock of this institution was $500,000 at December 31, 2002 and 2001.

Loans receivable - Loans are recorded at their unpaid principal balance. Direct loan origination costs and loan origination fees are deferred and amortized over the lives of the loans as an adjustment to yield. Unamortized net deferred loans costs included in loans at December 31, 2002 and 2001 were $136,053 and $134,008, respectively.

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

Residential Mortgages Held-For-Sale - The Company's mortgage activities are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgages and selling mortgages to investors under pre-existing commitments. Funded residential mortgages held temporarily for sale to investors are recorded at cost which approximates the market value. Application and origination fees collected by the Company are recognized as income upon sale to the investor.

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

Other Real Estate Owned - Other real estate owned includes real estate acquired through foreclosure. Other real estate owned is carried at the lower of cost (principal balance at the date of foreclosure) or fair value minus estimated costs to sell. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses to maintain such assets, subsequent changes in the valuation allowance, and gains and losses on disposal are included in other expenses.

Intangible Assets - Intangible assets consist of goodwill and core deposit premiums resulting from the Company's acquisitions. The core deposit premiums are being amortized over fifteen years using the straight-line method. Goodwill is being evaluated for impairment on annual basis in accordance with SFAS No. 147.

Stock-Based Compensation - The Company has a stock-based employee compensation plan which is further described in Note 14. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(Dollars in thousands,                                Year ended December 31,
except for per share data)                            ------------------------
                                                       2002     2001     2000
                                                      ------   -----    ------
Net income, as reported                               $4,602   $4,478   $1,652
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects             301      452      378
                                                      ------   ------   ------

Pro forma net income                                  $4,301   $4,026   $1,274
                                                      ======   ======   ======

Earnings per share:
  Basic - as reported                                 $ 1.34   $ 1.31   $ 0.48
                                                      ======   ======   ======
  Basic - pro forma                                   $ 1.25   $ 1.18   $ 0.39
                                                      ======   ======   ======

  Diluted - as reported                               $ 1.26   $ 1.26   $ 0.48
                                                      ======   ======   ======
  Diluted - pro forma                                 $ 1.18   $ 1.13   $ 0.39
                                                      ======   ======   ======

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

The following summarizes supplemental cash flow information:

(Dollars in thousands)                                  Year ended December 31,
                                                      --------------------------
                                                       2002     2001      2000
                                                      ------   -------   -------
Cash paid for interest                                $8,196   $15,088   $15,469
Cash paid for income taxes                             3,404       690       346

Supplemental noncash investing and financing
 activities:
 Foreclosures on loans                                   486       148       577

Transfer from retained earnings to common stock and
 capital surplus to record stock dividends                --     1,331     1,014

Change in unrealized gain or loss on securities
 available-for sale, net of tax                          821       746     2,224

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

Per-Share Data - Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued using the treasury stock method.

Share and per-share data have been restated to reflect the 5% stock dividends issued in May 2001 and June 2000.

Comprehensive Income - Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

                                                       Year ended December 31,
                                                      -------------------------
(Dollars in thousands)                                 2002     2001     2000
                                                      ------   ------   -------
Unrealized holding gains (losses) on available-for-
 sale securities                                      $1,350   $1,130   $ 3,370
Reclassification adjustment for (gains) losses
 realized in income                                     (106)      --        --
                                                      ------   ------   -------
Net unrealized gains on securities                     1,244    1,130     3,370

Tax effect                                              (423)    (384)   (1,146)
                                                      ------   ------   -------
   Net-of-tax amount                                  $  821   $  746   $ 2,224
                                                      ======   ======   =======

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

Recent Accounting Pronouncements - In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, which brings all business combinations involving financial institutions, except mutual financial institutions, into the scope of SFAS No. 141, Business Combinations. This statement requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer relationship intangibles of financial institutions. SFAS No. 147 was effective upon issuance and had no material impact on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard effective December 31, 2002 and has included the required disclosures in the footnotes to the financials. The Company has not elected the fair value treatment of stock-based compensation and the adoption of this standard had no impact on its financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications - Certain captions and amounts in the 2001 and 2000 financial statements were reclassified to conform with the 2002 presentation.

Accounting for Transfers of Financial Assets - A sale is recognized when the Company relinquishes control over a financial asset and is compensated for such asset. The difference between the net proceeds received and the carrying amount of the financial asset being sold or securitized is recognized as a gain or loss on the sale.

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

The principal assets and liabilities disposed of in the sale are summarized as follows:

(Dollars in thousands)
Deposits, including accrued interest payable less premium              $(61,309)

Premises and equipment                                                    3,568

Loans, including accrued interest receivable                             49,346

Other, net                                                                  (11)
                                                                       --------
Cash paid for net liabilities sold                                     $ (8,406)
                                                                       ========

The gain recognized on the sale of the branches totaled $5,791,000 for the year ended December 31, 2001.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain average reserve balances computed as a percentage of deposits. At December 31, 2002, the required cash reserves were satisfied by vault cash on hand and amounts due from correspondent banks.

NOTE 4 - INVESTMENT SECURITIES

Securities available-for-sale at December 31, 2002 and 2001 consisted of the following:

                                                         Gross Unrealized
                                             Amortized   ----------------   Estimated
(Dollars in thousands)                         Cost       Gains    Losses   Fair Value
                                             ---------    ------   ------   ----------
December 31, 2002
U.S. Government agencies and corporations     $13,540     $  216    $ --      $13,756
Obligations of state and local governments     24,774        959      --       25,733
Obligations of corporations                       750         --      --          750
                                              -------     ------    ----      -------
                                               39,064      1,175      --       40,239
Mortgage-backed securities                      9,534        323      --        9,857
                                              -------     ------    ----      -------
   Total                                      $48,598     $1,498    $ --      $50,096
                                              =======     ======    ====      =======

December 31, 2001
U.S. Government agencies and corporations     $12,770     $  378    $ --      $13,148
Obligations of state and local governments     24,965        314     491       24,788
Obligations of corporations                       750         --      --          750
                                              -------     ------    ----      -------
                                               38,485        692     491       38,686
Mortgage-backed securities                     18,112        142      89       18,165
                                              -------     ------    ----      -------
   Total                                      $56,597     $  834    $580      $56,851
                                              =======     ======    ====      =======

Securities held-to-maturity as of December 31, 2002 and 2001 consisted of the following:

                                                         Gross Unrealized
                                             Amortized   ----------------   Estimated
(Dollars in thousands)                         Cost       Gains    Losses   Fair Value
                                             ---------    ------   ------   ----------
December 31, 2002
Obligations of state and local governments      $550       $--       $--       $550
                                                ====       ===       ===       ====

December 31, 2001
Obligations of state and local governments      $550       $--       $--       $550
                                                ====       ===       ===       ====

The following table summarizes the maturities of securities available-for-sale and held-to-maturity as of December 31, 2002, based on the contractual maturities. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

                                                  Securities               Securities
                                              Available-For-Sale        Held-To-Maturity
                                            ----------------------   ----------------------
                                            Amortized   Estimated    Amortized   Estimated
(Dollars in thousands)                        Cost      Fair Value     Cost      Fair Value
                                            ---------   ----------   ---------   ----------
Due in one year or less                      $ 8,531     $ 8,746       $ --         $ --
Due after one year but within five years       6,423       6,456         --           --
Due after five years but within ten years      6,233       6,646        550          550
Due after ten years                           17,877      18,391         --           --
                                             -------     -------       ----         ----
                                              39,064      40,239        550          550
Mortgage-backed securities                     9,534       9,857         --           --
                                             -------     -------       ----         ----
   Total                                     $48,598     $50,096       $550         $550
                                             =======     =======       ====         ====

Proceeds from sales of securities available-for-sale during 2002 were $5,147,372, resulting in gross realized gains of $105,814. There were no sales of securities available-for-sale in 2001 or 2000. There were no sales of securities held-to-maturity in 2002, 2001, or 2000.

At December 31, 2002 and 2001, securities having amortized costs of approximately $46,403,207 and $51,234,360, respectively, and estimated fair values of $47,849,745 and $51,967,647, respectively, were pledged as collateral for short-term borrowings, to secure public and trust deposits, and for other purposes as required and permitted by law.

NOTE 5 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                                December 31,
(Dollars in thousands)                                        2002       2001
                                                             --------   --------
Commercial and industrial                                    $ 30,092   $ 33,395
Real estate                                                   219,821    177,821
Home equity                                                    21,095     18,939
Consumer - installment                                         16,323     16,923
Consumer - credit card and checking                             1,511      1,312
                                                             --------   --------
   Total gross loans                                         $288,842   $248,390
                                                             ========   ========

At December 31, 2002 and 2001, the Company had sold participations in loans aggregating $14,425,000 and $9,518,000, respectively, to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and fund loans of qualified borrowers (see Note 1). Funded loans are sold without recourse to investors at face value under the terms of pre-existing commitments. The Company does not sell residential mortgages having market or interest rate risk. The Company does not service residential mortgage loans for the benefit of others.

At December 31, 2002 and 2001, the Company had pledged approximately $83,489,000 and $41,693,000, respectively, of loans on residential real estate as collateral for advances from the Federal Home Loan Bank (see Note 10).

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

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company's problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected. At December 31, 2002 and 2001, management reviewed its problem loan watch list and determined that no impairment on loans existed. At December 31, 2002 and 2001, the Company had nonaccrual loans of approximately $1,893,000 and $1,567,000, respectively, for which impairment had not been recognized.

An analysis of the allowance for loan losses for the years ended December 31, 2002, 2001, and 2000, is as follows:

(Dollars in thousands)                                 2002     2001      2000
                                                      ------   ------   ------
Balance, beginning of year                            $4,103   $3,060   $2,557
Provision charged to operations                          773    1,920      471
Recoveries on loans previously charged-off               129       98      237
Loans charged-off                                       (723)    (975)    (540)
Reserves related to acquisitions                          --       --      335
                                                      ------   ------   ------
   Balance, end of year                               $4,282   $4,103   $3,060
                                                      ======   ======   ======

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

At December 31, 2002 and 2001, the Company had unfunded commitments, including standby letters of credit, of $52,403,000 and $45,676,000, of which $7,704,331 and $2,348,000, respectively, were unsecured. At December 31, 2002, the Company was not committed to lend additional funds to borrowers having loans in nonaccrual status.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. Various recourse agreements exist, ranging from forty-five days to twelve months. The Company's exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans sold have ever been returned to the Company, the total loans sold with limited recourse amount does not necessarily represent future cash requirements. The Company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments. Total loans sold with limited recourse in 2002 was $38,613,000.

NOTE 6- PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

                                                                 December 31,
                                                             ------------------
(Dollars in thousands)                                        2002        2001
                                                             -------    -------
Land                                                         $ 2,111    $ 2,132
Building and land improvements                                 6,986      6,844
Furniture and equipment                                        6,145      5,862
                                                             -------    -------
   Total                                                      15,242     14,838
Less, accumulated depreciation                                (5,392)    (4,466)
                                                             -------    -------
   Premises and equipment, net                               $ 9,850    $10,372
                                                             =======    =======

Depreciation and amortization expense was $1,101,000, $1,476,000 and $1,638,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization are summarized as follows:

                                                                  December 31,
                                                                 ---------------
(Dollars in thousands)                                            2002     2001
                                                                 ------   ------
Core deposit premium                                             $3,939   $4,285
Goodwill                                                             53       53
                                                                 ------   ------

                                                                 $3,992   $4,338
                                                                 ======   ======

In accordance with SFAS No. 147, the Company evaluated its goodwill and determined that no impairment existed at December 31, 2002 and 2001. Therefore, there was no amortization of goodwill for the year ended December 31, 2002. Amortization expense related to the core deposit premium was $346,000, $2,440,000 and $612,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 8 - DEPOSITS

The following is a summary of deposit accounts:

                                                                 December 31,
                                                             -------------------
(Dollars in thousands)                                         2002       2001
                                                             --------   --------
Noninterest-bearing demand deposits                          $ 29,422   $ 25,083
Interest-bearing demand deposits                               36,121     32,503
Money market accounts                                          66,295     61,863
Savings                                                        27,948     26,653
Certificates of deposit and other time deposits               116,775    112,228
                                                             --------   --------
   Total deposits                                            $276,561   $258,330
                                                             ========   ========

At December 31, 2002 and 2001, certificates of deposit of $100,000 or more totaled approximately $42,012,000 and $39,592,000, respectively. Interest expense on these deposits was approximately $1,259,000, $2,231,000, and $2,133,000 in 2002, 2001 and 2000, respectively.

Scheduled maturities of certificates of deposit and other time deposits as of December 31, 2002 were as follows:

(Dollars in thousands)
Maturing in                                                              Amount
-----------                                                             --------
   2003                                                                 $ 85,753
   2004                                                                   14,668
   2005                                                                   16,338
   2006                                                                       16
                                                                        --------
   Total                                                                $116,775
                                                                        ========

NOTE 9 - FEDERAL FUND PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO
REPURCHASE

The Company had federal funds purchased and securities sold under agreements to repurchase which generally mature within one day. At December 31, 2002 and 2001, the securities sold under agreements to repurchase totaled $4,645,000 and $5,062,000, respectively. At December 31, 2002 and 2001, the amortized costs of securities pledged to collateralize the repurchase agreements were $5,283,000 and $6,755,000, respectively, and estimated fair values were $5,457,000 and $6,849,000, respectively. The securities underlying the agreements are held by a third-party custodian. At December 31, 2002 and 2001, federal funds purchased were $21,205,000 and $2,402,000, respectively.

NOTE 10 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following:

(Dollars in thousands)                                            December 31,
                                                               -----------------
Description                                    Interest Rate     2002      2001
-----------                                    -------------   -------   -------
Fixed rate advances maturing:

   February 3, 2003                                5.97%       $    15   $    45
   March 17, 2003                                  6.41         10,000    10,000
   March 17, 2005                                  6.60          5,000     5,000
   October 13, 2005                                5.84          3,000     3,000
   March 26, 2008                                  5.51          1,500     1,500
   February 2, 2009                                4.95            625       725
   March 17, 2010                                  5.92          5,000     5,000
   March 30, 2010                                  6.02          2,000     2,000
   March 30, 2010                                  6.02          4,000     4,000
                                                               -------   -------
                                                               $31,140   $31,270
                                                               =======   =======

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

(Dollars in thousands)                          Amount
                                               -------
   2003                                        $10,015
   2004                                             --
   2005                                          8,000
   2006                                             --
   After five years                             13,125
                                               -------
      Total                                    $31,140
                                               =======

As collateral, the Company had pledged first mortgage loans on one to four family residential loans aggregating $83,489,000 (see Note 5) at December 31, 2002. In addition, the Company's Federal Home Loan Bank stock is pledged to secure the borrowings. Certain advances are subject to prepayment penalties.

NOTE 11 - SHAREHOLDERS' EQUITY

The Company declared a 5% stock dividend for shareholders of record on May 30, 2001, June 30, 2000, and September 30, 1998. Amounts equal to the estimated fair value of the additional shares issued have been charged to retained earnings and credited to common stock and capital surplus. Dividends representing fractional shares were paid in cash. Earnings per share, average shares outstanding, treasury shares, employee stock ownership plan shares, and stock option plan shares have been adjusted to reflect the stock dividends for all periods presented.

As of December 31, 2002, the Board of Directors had approved a stock repurchase plan whereby the Company could repurchase up to $5,500,000 of its outstanding shares of common stock. As of December 31, 2002, the Company had purchased 367,875 shares at a cost of $4,111,000.

At December 31, 2002 and 2001, the Company had authorized 2,000,000 shares of a special class of stock, par value $1.00 per share, the rights and preferences of which were to be designated as the Board of Directors should determine. At December 31, 2002 and 2001, no shares of the undesignated stock had been issued or were outstanding.

NOTE 12 - LEASES

The Company leases part of a building and land as a branch banking location from a former director. The operating lease has an initial ten-year term, which expires July 31, 2006, and is renewable, at the Company's option, for four five-year terms at an increased monthly rental. The lease requires monthly payments of $3,500 with an increase to $3,850 per month during the last five years of the initial lease term. The initial lease term ends on July 31, 2006. The monthly payments upon renewal are $4,235. Rental expense under this operating lease agreement was $46,200, $44,100, and $42,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company also leases a building for its Greenville branch location. The operating lease which originated on October 1, 2002 has an initial three year term. The lease is renewable at the Company's option for three one-year terms at an increased monthly rental. The lease term requires monthly payments of $3,500 per month. The initial lease term ends on September 30, 2005. Rental expense for the year ended December 31, 2002 totaled $10,500.

Future obligations over the primary terms of the remaining long-term leases as of December 31, 2002 are as follows:

(Dollars in thousands)                         Amount
                                               ------
   2003                                         $ 88
   2004                                           88
   2005                                           88
   2006                                           27
   2007                                           --
                                                ----
      Total                                     $291
                                                ====

Both leases contain options to renew. The cost of such rentals is not included above.

In 2000, the Company restructured two lease agreements for certain data processing equipment. Both rental terms are for sixty months and provide for the lessee to pay certain maintenance costs.

Assets recorded under capital leases and included in premises and equipment were as follows at December 31, 2002:

(Dollars in thousands)                         Amount
                                               ------
   Equipment                                   $1,159
   Less, accumulated depreciation                 444
                                               ------
      Net assets under capital leases          $  715
                                               ======

The future minimum capital lease payments were as follows at December 31, 2002:

(Dollars in thousands)                         Amount
                                               ------
   2003                                        $  382
   2004                                           382
   2005                                           384
                                               ------
         Total payments                         1,148
                                               ------
      Less, amount representing interest          124
      Less, amount representing maintenance       291
                                               ------
      Total obligations under capital leases   $  733
                                               ======

NOTE 13 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Tier 1 capital of the Company and the Bank consists of common shareholders' equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital.

The Company and the Bank are also required to maintain capital at a minimum level based on average assets (as defined), which is known as the leverage ratio. Only the strongest institutions are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of the most recent regulatory examination, the Bank was deemed well-capitalized under the regulatory framework for prompt corrective action. To be categorized well capitalized, the Bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Bank's categories.

The following tables summarize the capital ratios and the regulatory minimum requirements of the Company and the Bank at December 31, 2002 and 2001.

                                                                                       To Be Well-
                                                                                    Capitalized Under
                                                                   For Capital      Prompt Corrective
                                                   Actual       Adequacy Purposes   Action Provisions
                                              ---------------   -----------------   -----------------
(Dollars in thousands)                         Amount   Ratio     Amount   Ratio     Amount    Ratio
                                              -------   -----    -------   -----    -------   -------
December 31, 2002
The Company
   Total capital (to risk-weighted assets)    $42,917   15.41%   $22,274    8.00%   $    --      N/A
   Tier 1 capital (to risk-weighted assets)    39,427   14.16     11,137    4.00         --      N/A
   Tier 1 capital (to average assets)          39,427   10.59     14,898    4.00         --      N/A

CapitalBank
   Total capital (to risk-weighted assets)     38,760   14.00%    22,150    8.00%   $27,687    10.00%
   Tier 1 capital (to risk-weighted assets)    35,289   12.75     11,075    4.00     16,612     6.00
   Tier 1 capital (to average assets)          35,289    9.51     14,839    4.00     18,549     5.00

December 31, 2001
The Company
   Total capital (to risk-weighted assets)    $37,868   15.53%   $19,502    8.00%   $    --      N/A
   Tier 1 capital (to risk-weighted assets)    34,767   14.26      9,751    4.00         --      N/A
   Tier 1 capital (to average assets)          34,767   10.21     13,621    4.00         --      N/A

CapitalBank
   Total capital (to risk-weighted assets)    $34,737   14.30%   $19,436    8.00%   $24,294    10.00%
   Tier 1 capital (to risk-weighted assets)    31,646   13.03      9,718    4.00     14,577     6.00
   Tier 1 capital (to average assets)          31,646    9.33     13,565    4.00     16,957     5.00

NOTE 14 - STOCK COMPENSATION PLANS

On May 27, 1998, the Company terminated its Employee Incentive Stock Option Plan and its Incentive and Nonstatutory Stock Option Plan (the "Plans"). These Plans were replaced by the 1997 Stock Incentive Plan effective January 1, 1998. Outstanding options issued under the former Plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At December 31, 2002, there were 164,408 options outstanding that had been issued under the terminated Plans.

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

During 2002, the Company granted 60,250 options pursuant to the terms of the Company's 1997 Stock Incentive Plan. The options are exercisable one year from the date of grant at prices ranging between $12.50 and $14.10 per-share and expire during 2007. As of December 31, 2002, there were 111,807 options available for issuance under this Plan.

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

                                                      2002      2001      2000
                                                    -------   -------   -------
   Dividend yield                                      1.36%     0.78%     0.00%
   Expected volatility                                22.87%    62.28%    22.20%
   Risk-free interest rate                             4.78%     4.49%     6.71%
   Expected life                                    5 years   5 years   5 years

The weighted-average fair value of options, calculated using the Black-Scholes option-pricing model, granted during 2002, 2001, and 2000 is $3.21, $4.18, and $2.03, respectively.

A summary of the status of the Company's stock option plans as of December 31, 2002, 2001, and 2000 and changes during the years ended on those dates is presented below:

                                           2002                   2001                  2000
                                   --------------------   --------------------   -------------------
                                              Weighted-              Weighted-             Weighted-
                                               Average                Average               Average
(Dollars in thousands, except                 Exercise               Exercise              Exercise
  per share data)                   Shares      Price      Shares      Price      Shares     Price
                                   --------   ---------   --------   ---------   -------   ---------
Outstanding at beginning of year    804,483     $ 8.76     944,202     $ 9.10    810,491     $9.78
Granted                              60,250      12.54     137,241       7.71    166,643      5.90
Exercised                          (301,025)      8.32     (93,414)      6.86         --        --
Cancelled                           (14,856)     10.74    (183,546)     10.65    (32,932)     9.81
                                   --------               --------               -------

Outstanding at end of year          548,852       9.34     804,483       8.76    944,202      9.10
                                   ========               ========               =======

Options exercisable at December 31, 2002, 2001, and 2000 were 490,402, 675,281, and 784,390, respectively.

The following table summarizes information about the stock options outstanding under the Company's plans at December 31, 2002:

                                                       Weighted Average
                                           -------------------------------------
                                             Options      Remaining     Exercise
Range of Exercise Prices                   Outstanding   Life (years)    Price
------------------------                   -----------   ------------   --------
Exercisable:
$5.90 to $7.71                               293,339         2.33         7.17
$8.62 to $9.42                               106,268         1.97         9.29
$14.36                                        90,795          .48        14.36
                                             -------
   Total exercisable                         490,402

Not Exercisable:
$12.50 to $14.10                              58,450         4.23        12.55
                                             -------
   Total outstanding                         548,852         2.16         9.34
                                             =======

NOTE 15 - RELATED PARTY TRANSACTIONS

Certain parties (primarily certain directors and executive officers, their immediate families and business interests) were loan customers and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than normal risk of collectibility. Total loans and commitments outstanding to related parties at December 31, 2002, 2001 and 2000, were $9,704,027,

$9,232,569 and $7,946,301, respectively. During 2002, $1,334,671 of new loans were made to related parties and repayments totaled $863,213. During 2001, $7,854,068 of new loans were made to related parties and repayments totaled $6,567,800.

The Company purchases various types of insurance from agencies that belong to several directors. Amounts paid for insurance premiums were $139,000, $65,000, and $75,000 in 2002, 2001, and 2000, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

NOTE 17 - RESTRICTION ON SUBSIDIARY DIVIDENDS

The ability of the Company to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds in the form of cash dividends, loans, or advances to the Company. Dividends are payable only from the retained earnings of the Bank.

NOTE 18 - EARNINGS PER-SHARE

Earnings per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding. Earnings per share - diluted is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.

                                                        Year ended December 31,
                                               ---------------------------------------
(Dollars in thousands, except share data)         2002           2001          2000
                                               ----------     ----------    ----------
Basic earnings per share:

Net income available to common shareholders    $    4,602     $    4,478    $    1,652
                                               ==========     ==========    ==========
Average basic common shares outstanding         3,447,395      3,423,131     3,407,899
                                               ==========     ==========    ==========
Basic earnings per share                       $     1.34     $     1.31    $     0.48
                                               ==========     ==========    ==========
Diluted earnings per share:

Net income available to common shareholders    $    4,602     $    4,478    $    1,652
                                               ==========     ==========    ==========
Average common shares outstanding - basic       3,447,395      3,423,131     3,407,899

Incremental shares from assumed conversions:
  Stock options                                   200,905        136,364         6,614
                                               ----------     ----------    ----------
Average diluted common shares outstanding       3,648,300      3,559,495     3,414,513
                                               ==========     ==========    ==========
Diluted earnings per share                     $     1.26     $     1.26    $     0.48
                                               ==========     ==========    ==========

The above computation of diluted earnings per share does not include the following options that were outstanding at year-end since their exercise price was greater than the average market price of the common shares:

                                                    2002       2001       2000
                                                  --------   --------   --------
Number of options                                 $162,552   $146,773   $784,390
Weighted-average of these options outstanding
  during the year                                   95,978    204,491    773,891
Weighted-average exercise price                   $  14.35   $  12.71   $   9.75

NOTE 19 - INCOME TAXES

Income tax expense consisted of the following:

                                                         Year ended December 31,
                                                        ------------------------
(Dollars in thousands)                                   2002     2001     2000
                                                        ------   ------   ------
Currently payable:
   Federal                                              $1,333   $1,964   $  385
   State                                                   211      300       85
                                                        ------   ------   ------
      Total current                                      1,544    2,264      470
                                                        ------   ------   ------
Change in deferred income taxes:
   Federal                                                 435      (22)     859
   State                                                   127       42      107
                                                        ------   ------   ------
      Total deferred                                       562       20      966
                                                        ------   ------   ------
Income tax expense                                      $2,106   $2,284   $1,436
                                                        ======   ======   ======
Income tax expense is allocated as follows:
   To continuing operations                             $1,683   $1,900   $  290
   To shareholders' equity                                 423      384    1,146
                                                        ------   ------   ------
      Income tax expense                                $2,106   $2,284   $1,436
                                                        ======   ======   ======

The gross amounts of deferred tax assets and deferred tax liabilities were as follows:

                                                                   December 31,
                                                                 ---------------
(Dollars in thousands)                                            2002     2001
                                                                 ------   ------
Deferred tax assets:
   Allowance for loan losses                                     $1,204   $1,352
   Net operating loss carryforward - state                          108      108
   Deferred compensation                                            149      139
   Nonaccrual of interest                                            40       34
   Other real estate owned                                           21        2
                                                                 ------   ------
      Total deferred tax assets                                   1,522    1,635
                                                                 ------   ------
Deferred tax liabilities:
   Accumulated depreciation                                          97       64
   Available-for-sale securities                                    509       86
   Loans fees and costs                                              46       51
   Federal Home Loan Bank stock dividends                            16       18
                                                                 ------   ------
      Total deferred tax liabilities                                668      219
                                                                 ------   ------
      Net deferred tax asset recognized                          $  854   $1,416
                                                                 ======   ======

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management has determined that it is more likely than not that the entire deferred tax asset at December 31, 2002 will be realized, and accordingly, has not established a valuation allowance. Net deferred tax assets are included in other assets.

A reconciliation of the income tax provision and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

                                                        Year ended December 31,
                                                        -----------------------
(Dollars in thousands)                                   2002     2001     2000
                                                        ------   ------   -----
Income tax at the statutory rate                        $2,137   $2,168   $ 661
State income tax, net of federal income tax benefit        116      246      51
Tax-exempt interest income                                (440)    (452)   (474)
Disallowed interest expense                                 49       82      96
Stock option compensation                                 (110)     (60)     --
Other, net                                                 (69)     (84)    (44)
                                                        -------  ------   -----
   Income tax expense                                   $1,683   $1,900   $ 290
                                                        ======   ======   =====

NOTE 20 - OTHER OPERATING EXPENSES

Other operating expenses are summarized below:

                                                         Year ended December 31,
                                                        ------------------------
(Dollars in thousands)                                   2002     2001     2000
                                                        ------   ------   ------
Banking and ATM supplies                                $  416   $  613   $  630
Directors' fees                                            167      130      202
Mortgage loan department expenses                          122      278      130
Data processing and supplies                               578      410      361
Postage and freight                                        321      339      380
Professional fees                                          287      404      476
Credit card expenses                                        36      188      201
Telephone expenses                                         268      288      402
Other                                                    1,186    1,301    1,284
                                                        ------   ------   ------
   Total                                                $3,381   $3,951   $4,066
                                                        ======   ======   ======

NOTE 21 - RETIREMENT AND BENEFIT PLANS

The Company sponsors a voluntary nonleveraged employee stock ownership plan
(ESOP) as part of a 401(k) savings plan covering substantially all full-time employees. The Company matches 75 cents per dollar, up to a maximum of 6% of employee compensation. Company contributions to the savings plan were $187,000, $195,000 and $185,000 in 2002, 2001, and 2000, respectively. The Company's policy is to fund amounts approved by the Board of Directors. At December 31, 2002 and 2001, the savings plan owned 141,559 and 124,544 shares of the Company's common stock purchased at an average cost of $12.62 and $8.66 per share, respectively, adjusted for the effects of stock dividends. The estimated value of shares held at December 31, 2002 and 2001 was $2,010,138 and $1,382,181, respectively.

The Company had an Incentive Plan for 2002 which provided incentive pay for outstanding accomplishments of officers and employees of the Company. Cash awards were based upon various performance measures, but primarily net income. Incentive payments accrued at December 31, 2002 totaled $336,984. Incentive payments accrued for the year ended December 31, 2001 totaled $193,012.

The Company has an Executive Supplemental Compensation Plan that provides certain officers with salary continuation benefits upon retirement. The plan also provides for benefits in the event of early retirement, death, or substantial change of control of the Company. In connection with the Executive Supplemental Compensation Plan, life insurance contracts were purchased on the officers. No insurance premiums were paid in the years ended December 31, 2002, 2001, or 2000.

During 1999, certain officers opted out of the Executive Supplemental Compensation Plan. Under a new agreement, split-dollar life insurance policies were obtained on the lives of these officers. The officers are entitled to all of the benefits of these policies, with the exception of the premiums paid by the Company. There was no expense associated with this plan in 2002, 2001, or 2000. Insurance premiums of $318,000 were paid in each of the years ended December 31, 2002 2001, and 2000, and are included in other assets.

In 2002, the Company purchased Bank Owned Life Insurance (BOLI) Policies on certain key officers of the Company. The cash values of such policies will be used to fund retirement benefits of these officers. The total amount of premiums paid on the policies during the year ended December 31, 2002 totaled $7,500,000. The policies increased their cash values by $136,352 during 2002, resulting in December 31, 2002 cash values totaling $7,636,352.

NOTE 22 - UNUSED LINES OF CREDIT

As of December 31, 2002, the subsidiary bank had unused lines of credit to purchase federal funds from unrelated banks totaling $29,524,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes. The lenders have reserved the right not to renew their respective lines. The Company also has a line of credit to borrow funds from the Federal Home Loan Bank up to 15% of the Bank's total assets which provided total availability of $35,800,000 at December 31, 2002. As of December 31, 2002, the Bank had borrowed $31,140,000 on this line.

NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans receivable - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk and credit card receivables, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to the borrowers with similar credit ratings and for the same remaining maturities.

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

The carrying values and estimated fair values of the Company's financial instruments are as follows:

                                                                      December 31,
                                                      ---------------------------------------------
                                                              2002                     2001
                                                      ---------------------   ---------------------
                                                      Carrying   Estimated    Carrying   Estimated
                                                       Amount    Fair Value    Amount    Fair Value
                                                      --------   ----------   --------   ----------
Financial Assets:
   Cash and due from banks                            $  9,648    $  9,648    $  9,275    $  9,275
   Interest-bearing deposit accounts                        39          39          16          16
   Securities available-for-sale                        50,096      50,096      56,851      56,851
   Securities held-to-maturity                             550         550         550         550
   Nonmarketable equity securities                       5,166       5,166       5,405       5,405
   Cash surrender value of life insurance               10,289      10,289       2,212       2,212
   Loans receivable                                    291,526     293,681     251,947     249,678
   Accrued interest receivable                           1,907       1,907       2,008       2,008

Financial Liabilities:
   Demand deposit, interest bearing
      transaction, and savings accounts               $159,786    $159,786    $146,102    $146,102
   Certificates of deposit and other time deposits     116,775     117,708     112,228     113,238
   Federal funds purchased and securities
      sold under agreements to repurchase               25,850      25,850       7,464       7,464
   Advances from the Federal Home Loan Bank             31,140      32,259      31,270      31,621
   Accrued interest payable                                649         649       1,052       1,052

                                           Notional   Estimated    Notional   Estimated
                                            Amount    Fair Value    Amount    Fair Value
                                           --------   ----------   --------   ----------
Off-Balance Sheet Financial Instruments:
   Commitments to extend credit             $51,301     $51,301     $45,345     $45,345
   Standby letters of credit                  1,102       1,102         331         331

NOTE 24 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY)

Condensed financial statements for Community Capital Corporation (Parent Company
Only) follow:

                            Condensed Balance Sheets

                                                                  December 31,
                                                              -----------------
(Dollars in thousands)                                          2002      2001
                                                              -------   -------
Assets
   Cash and cash equivalents                                  $ 2,823   $ 2,129
   Investment in banking subsidiary                            40,270    36,152
   Nonmarketable equity securities                              1,346     1,346
   Premises and equipment, net                                  1,513     1,670
   Other assets                                                   793       439
                                                              -------   -------
      Total assets                                            $46,745   $41,736
                                                              =======   =======
Liabilities and Shareholders' Equity
   Notes payable to subsidiary                                $ 1,977   $ 2,137
   Other liabilities                                              360       326
                                                              -------   -------
      Total liabilities                                         2,337     2,463
                                                              -------   -------
   Common stock                                                 3,861     3,559
   Capital surplus                                             34,754    32,548
   Retained earnings                                            8,947     4,933
   Accumulated other comprehensive income                         989       168
   Treasury stock                                              (4,143)   (1,935)
                                                              -------   -------
      Total shareholders' equity                               44,408    39,273
                                                              -------   -------
      Total liabilities and shareholders' equity              $46,745   $41,736
                                                              =======   =======

Condensed Statements of Income

                                                               For the years ended December 31,
                                                               --------------------------------
  (Dollars in thousands)                                           2002      2001     2000
                                                                  ------   -------   -----
Income:
   Dividend income from subsidiary                                $1,400   $ 7,635   $2,275
   Dividend income from equity securities                             20        27       31
   Data processing and other fees from subsidiary                     --        --    3,695
   Net gain on sale of nonmarketable equity securities                --       290       --
   Other interest income                                              49        18       11
   Other income                                                      241       357       --
                                                                  ------   -------   ------
      Total income                                                 1,710     8,327    6,012
                                                                  ------   -------   ------
Expenses:
   Salaries                                                           20        22    1,729
   Net occupancy expense                                             128       130       80
   Furniture and equipment expense                                   113       366      784
   Interest expense                                                  104       318      645
   Other operating expenses                                          299       477    1,567
                                                                  ------   -------   ------
      Total expense                                                  664     1,313    4,805
                                                                  ------   -------   ------
Income before income taxes and equity in undistributed
   earnings of subsidiary                                          1,046     7,014    1,207
Income tax expense (benefit)                                        (258)      234     (370)
                                                                  ------   -------   ------
Income before equity in undistributed earnings of subsidiary       1,304     6,780    1,577
Equity in undistributed earnings and (losses) of subsidiary        3,298    (2,302)      75
                                                                  ------   -------   ------
Net income                                                        $4,602   $ 4,478   $1,652
                                                                  ======   =======   ======

Condensed Statements of Cash Flows

                                                            For the years ended December 31,
                                                            --------------------------------
  (Dollars in thousands)                                         2002      2001      2000
                                                               -------   -------   -------
Operating activities:
   Net income                                                  $ 4,602   $ 4,478   $ 1,652
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Equity in undistributed earnings of banking subsidiary       (3,297)    2,769       (66)
   Depreciation and amortization expense                           279       447       684
   Deferred taxes                                                   43       (65)      (66)
   Gain on sale of nonmarketable equity securities                  --      (290)       --
   Increase (decrease) in other liabilities                         34    (1,085)      486
   (Increase) decrease in other assets                            (501)      194        32
                                                               -------   -------   -------
         Net cash provided by operating activities               1,160     6,448     2,722
                                                               -------   -------   -------
Investing activities:
   Purchase of premises and equipment                              (18)      (39)   (1,371)
   Proceeds from sales of premises and equipment                    --     1,218       121
   Net investment in subsidiary                                     --        --    (4,554)
   Proceeds from sales on nonmarketable equity securities           --       596        --
                                                               -------   -------   -------
         Net cash provided (used) by investing activities          (18)    1,775    (5,804)
                                                               -------   -------   -------
Financing activities:
   Dividends paid                                                 (588)     (209)       --
   Proceeds from exercise of stock options                       2,508       650        --
   Proceeds from stock sales to employee benefit plan               --        --       143
   Cash paid in lieu of fractional shares                           --        (7)       (4)
   Proceeds of borrowings from subsidiary                           --        --         1
   Repayments on borrowings from subsidiary                       (160)     (175)     (218)
   Proceeds from advances from long-term debt                       --       300     7,770
   Repayments of advances from long-term debt                       --    (5,145)   (4,500)
   Purchase of treasury stock                                   (2,208)   (1,529)      (89)
                                                               -------   -------   -------
         Net cash provided (used) by financing activities         (448)   (6,115)    3,103
                                                               -------   -------   -------
Net increase in cash and cash equivalents                          694     2,108        21
Cash and cash equivalents, beginning of year                     2,129        21        --
                                                               -------   -------   -------
Cash and cash equivalents, end of year                         $ 2,823   $ 2,129   $    21
                                                               =======   =======   =======

Supplemental schedule of noncash investing and financing activities: In 2001 and 2000, the Company declared 5% stock dividends. For the 2001 stock dividend, the Company transferred $1,313,000 from retained earnings and $18,000 from treasury stock to common stock and capital surplus in the amounts of $164,000 and $1,167,000, respectively. In 2000, the Company transferred $1,000,000 from retained earnings and $14,000 from treasury stock to common stock and capital surplus in the amounts of $156,000 and $858,000, respectively. No stock dividends were paid during 2002.

NOTE 25 - QUARTERLY DATA (UNAUDITED)

                                                                December 31,
                               -----------------------------------------------------------------------------
                                                2002                                    2001
                               -------------------------------------   -------------------------------------
(Dollars in thousands           Fourth    Third     Second    First    Fourth     Third    Second     First
except per share)              Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                               -------   -------   -------   -------   -------   -------   -------   -------
Interest income                 $5,476    $5,629    $5,546    $5,553    $5,824    $6,231    $7,025    $7,881
Interest expense                 1,909     1,985     1,912     1,987     2,432     3,019     3,759     4,465
                                ------    ------    ------    ------    ------    ------    ------    ------

Net interest income              3,567     3,644     3,634     3,566     3,392     3,212     3,266     3,416

Provision for loan losses          110       340       213       110       820       600       400       100
                                ------    ------    ------    ------    ------    ------    ------    ------

Net interest income after
   provision for loan losses     3,457     3,304     3,421     3,456     2,572     2,612     2,866     3,316
Noninterest income               1,335     1,102     1,005     1,097     1,341     1,215     6,666       892
Noninterest expenses             3,086     3,000     2,869     2,937     3,131     2,941     5,522     3,508
                                ------    ------    ------    ------    ------    ------    ------    ------

Income before taxes              1,706     1,406     1,557     1,616       782       886     4,010       700
Income tax expense                 433       380       408       462       182       220     1,348       150
                                ------    ------    ------    ------    ------    ------    ------    ------

Net income                      $1,273    $1,026    $1,149    $1,154    $  600    $  666    $2,662    $  550
                                ======    ======    ======    ======    ======    ======    ======    ======

Earnings per share:
   Basic                          0.36      0.29      0.34      0.35      0.18      0.19      0.77      0.17
   Diluted                        0.35      0.28      0.31      0.32      0.17      0.18      0.74      0.17

INDEPENDENT AUDITORS' REPORT

Community Capital Corporation
Employee Stock Ownership Plan with 401(k) Provisions
Greenwood, South Carolina

     We have audited the accompanying statements of net assets available for benefits of Community Capital Corporation Employee Stock Ownership Plan with 401(k) Provisions as of December 31, 2002 and 2001, and the related statement of changes in net assets available for benefits for the year ended December 31, 2002. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Community Capital Corporation Employee Stock Ownership Plan with 401(k) Provisions as of December 31, 2002 and 2001, and the changes in net assets available for benefits for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


Elliott Davis, LLC
Greenville, South Carolina
March 20, 2003

              Employee Stock Ownership Plan with 401(k) Provisions
                 Statements of Net Assets Available for Benefits

                                                                DECEMBER 31,
                                                         -----------------------
                                                           2002          2001
                                                         ----------   ----------

Assets:
   Receivables
      Employer's contribution                            $    6,775   $       --
      Employees' contribution                                11,630           --
      Accrued income                                             --          106
      Other receivable                                           --        3,783
                                                         ----------   ----------
      Total receivables                                      18,405        3,889
                                                         ----------   ----------
   Investments, at fair value
      Community Capital Corporation common stock          2,010,135    1,370,160
      Mutual Funds                                          924,444      965,392
      Participant loans                                       7,781           --
                                                         ----------   ----------
      Total investments                                   2,942,360    2,335,552
                                                         ----------   ----------
      Total assets                                        2,960,765    2,339,441

Liabilities:
      Accounts payable                                           --       15,622
                                                         ----------   ----------
Net Assets Available for Benefits                        $2,960,765   $2,323,819
                                                         ==========   ==========

    The accompanying notes are an integral part of the financial statements.

              Employee Stock Ownership Plan with 401(k) Provisions
            Statement of Changes in Net Assets Available for Benefits
                      For the year ended December 31, 2002

Additions to Net Assets Attributed to:
   Employer contributions                                             $  210,760
   Employee contributions                                                298,204
   Other                                                                  16,653
                                                                      ----------
      Total contributions                                                525,617

   Net earnings and appreciation in fair value of investments            313,086
                                                                      ----------
      Total additions                                                    838,703
                                                                      ----------

Deductions from Net Assets Attributed to:
   Distributions paid to participants                                    187,917
   Refund of excess contributions                                          4,627
   Administrative expenses                                                 9,213
                                                                      ----------
      Total deductions                                                   201,757
                                                                      ----------
      Net increase                                                       636,946

Net Assets Available for Benefits:
   Beginning of year                                                   2,323,819
                                                                      ----------

   End of year                                                        $2,960,765
                                                                      ==========

    The accompanying notes are an integral part of the financial statements.

              Employee Stock Ownership Plan with 401(k) Provisions
                          Notes to Financial Statements

NOTE 1 - DESCRIPTION OF THE PLAN

Community Capital Corporation (the Company) established the Community Capital Corporation Employee Stock Ownership Plan with 401(k) Provisions (the Plan) effective as of January 1, 1991. The Plan operates as a leveraged employee stock ownership plan (ESOP) that allows for salary-deferral contributions by the Company's employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Plan is designed to comply with Section 4975(e)(7) and the regulations thereunder of the Internal Revenue Code and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). The following description of Community Capital Corporation Employee Stock Ownership Plan with 401(k) Provisions provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

General - The Plan is a defined contribution plan covering all full-time employees of the Company. Employees can enter the Plan at the beginning of the month following start of employment.

Contributions - The Company may make three types of contributions to the Plan:
Basic Contributions (discretionary contributions made for all non-highly compensated participants to satisfy the nondiscrimination requirements of the Internal Revenue Code); Matching Contributions (Company matches 75 percent of the Salary Reduction Contributions made by a participant, limited to 6 percent of the participant's eligible compensation); and Optional Contributions (additional discretionary contributions made to the Plan as determined by the Board of Directors). These contributions may be accrued during the Plan year to which the contribution is attributed. Participants may contribute up to 20 percent of pre tax annual compensation as defined in the Plan. In addition, participants may contribute amounts representing rollovers from other qualified retirement plans. Contributions are subject to certain limitations.

Participant Accounts - Each Participant's account is credited with the participant's contribution, allocations of the Company's contribution, Plan earnings, and forfeitures of terminated participants' nonvested accounts. Allocation of Company Basic and Optional contributions is based on participants' compensation, while allocation of Company Matching Contributions is based upon participants' salary reduction contribution. A participant must be employed by the Company on the last day of the Plan year and complete 1,000 hours to be eligible to receive an allocation of Company Basic or Optional contributions.

Vesting - Participants are immediately vested in their contributions plus actual earnings thereon. Vesting in the Company's Contribution portion of their accounts plus actual earnings thereon is based on years of service. Vesting commences after one year of credited service and a participant is 100 percent vested after five years of credited service. Upon retirement, death, or total disability, a participant is 100 percent vested.

Investment Options -The Plan currently offers twelve mutual funds and the Company's common stock as investment options for participants. The matching Company contribution is invested directly in Community Capital common stock.

Participant Loans - Participants may borrow from their fund accounts, with certain restrictions, a minimum of $1,000 up to a maximum equal to the lesser of $50,000 or 50 percent of their vested account balance, whichever is less. The loans are secured by the balance in the participant's account and bear interest rates at prime plus 1 percent at the time of the loan.

Payment of Benefits - On termination of service due to death, disability or retirement, a participant may elect to receive either a lump-sum amount equal to the value of the participant's vested interest in his or her account or annual installments. For termination of services due to other reasons, a participant may receive the value of the vested interest in his or her account as a lump-sum distribution.

Voting Rights - With respect to any corporate matter which involves the voting of Company stock relating to the approval or disapproval of any corporate merger, consolidation, or similar matters, each participant is entitled to exercise voting rights attributable to shares of the Company's stock allocated to his or her account.

              Employee Stock Ownership Plan with 401(k) Provisions
                          Notes to Financial Statements

NOTE 1 - DESCRIPTION OF THE PLAN (continued)

Plan loans - The Plan may incur acquisition loans to finance the acquisition of the Company's stock or to repay a prior loan. As of December 31, 2002 and 2001, there were no loans outstanding.

Forfeited Accounts - As of December 31, 2002 and 2001, forfeited non-vested accounts totaled $93,548 and $26,782, respectively. Forfeitures attributable to matching contributions not used by the Plan for payment of Plan expenses will be allocated to participants eligible to share in the Company's matching contribution in the same proportion that their compensation bears to the total compensation of all such participants. Forfeitures attributable to the Company's discretionary contribution will be used to increase the Company's discretionary contribution and allocated to participants eligible to share in such contribution in the same manner as any such discretionary contribution is allocated.

Plan Change - During the 2002 plan year, the Company changed third party administrators.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The Plan's financial statements are prepared using the accrual method of accounting, except for the payment of participant benefits which are recorded when paid.

Valuation of Investments - The Plan's investments are stated at fair value. Shares of mutual funds are valued at quoted market prices which represent the net asset value of shares held by the Plan at year-end. Shares of the Company are valued at fair value, which was the closing quoted price of the Company's stock as noted by the American Stock Exchange as of the close of business December 31, 2002.

Purchases and sales of securities are recorded on a trade-date basis. Dividends are recorded on the ex-dividend date.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the plan administrator to make estimates and assumptions that affect the reported amounts of assets and liabilities and changes therein, and disclosure of contingent assets and liabilities. Accordingly, actual results may differ from those estimates.

Risk Concentration - Financial instruments, which potentially subject the Plan to concentrations of credit risk, consist principally of investments in managed funds and in stock of the Company. The Trustee diversifies, through participants' directions, investments between separate funds in order to limit the amount of credit exposure to any one fund. The underlying assets owned by that fund collateralize each managed fund.

Payment of Benefits
Benefits are recorded when paid.

NOTE 3 - PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become 100% vested in their accounts.

NOTE 4 - ADMINISTRATION OF PLAN ASSETS

Investments in the Company's common shares are held and managed by the Trustee of the Plan. Mutual funds are held and managed by the Custodian of the Plan.

Certain administrative functions are performed by officers of the Company. No such officer receives compensation from the Plan. The Company pays the administrative costs of the Plan with the exception of certain investment and custodial fees, which are paid by the Plan.

              Employee Stock Ownership Plan with 401(k) Provisions
                          Notes to Financial Statements

NOTE 5 - INVESTMENTS

At December 31, 2002 and 2001, the market value of the Plan's investments in the Company's common shares were $2,010,135 and $1,370,160, respectively. Actual common shares held of the Company's stock were 141,559 and 121,792, respectively. All shares were allocated.

Investments that represent 5% or more of the Plan's net assets at December 31, 2002 and 2001 are as follows:

                                                                     2002         2001
                                                                  ----------   ----------
Investments at fair value as determined by quoted market prices
   Community Capital Corporation common shares                    $2,010,135   $1,370,160
   Federated Max-Cap                                                 463,593           --
   BGI - Midcap                                                           --      134,290
   BGI - S&P 500 Value Fund                                               --      135,287
   BGI - S&P Growth Fund                                                  --      282,372

During 2002, the Plan's investments (including investments bought, sold, and held during the year) appreciated in value as follows:

Realized and unrealized gains (losses) including dividends and interest
   Mutual Funds                                                            $(104,091)
   Community Capital Corporation common stock                                417,177
                                                                           ---------
                                                                           $ 313,086
                                                                           =========

NOTE 6 - TAX STATUS

The Internal Revenue Service has determined and informed the Company by a letter dated August 9, 2002 that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC). Although the Plan has been amended since receiving the determination letter, the Plan administrator and the Plan's tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

NOTE 7 - PLAN AMENDMENTS

For the 2002 Plan year the Company's Board of Directors amended the Plan to name the Compensation Committee as Trustee of the Plan.

              Employee Stock Ownership Plan with 401(k) Provisions
                                    Plan 001
                                 EIN 57-0866395
         Item 4i, Schedule H - Schedule of Assets (Held at End of Year)
December 31, 2002

                                                            (c)c
     (a)                    (b)                   Description of investment     (d)      (e)
Identity of         Identity of issue,            including maturity date,
   party            borrower, lessor,          rate of interest, collateral,           Current
  involved           or similar party              par or maturity value       Cost     value
-----------   ------------------------------   -----------------------------   ----   ----------

     *        Community Capital Corporation         141,558.828 shares          **    $2,010,135

              Dodge & Cox Stock                         430.053 shares          **        37,866

              Federated Gov't Sec 1-3 Year            3,264.940 shares          **        35,359

              Federated Gov't Ultrashort              2,702.824 shares          **         5,379

              Federated Kaufmann A                      112.286 shares          **           387

              Federated Max-Cap                      26,059.212 shares          **       463,593

              Federated Mid-Cap Index                 8,294.672 shares          **       118,282

              Federated Mini-Cap Index                5,600.671 shares          **        51,414

              Federated Prime Obligation SS         133,503.110 shares          **       133,504

              Federated Short-Term Income               578.049 shares          **         4,994

              Federated Total Return Bond IS          3,491,859 shares          **        37,677

              Fidelity Adv Equity Growth                 38.084 shares          **         1,286

              Fidelity Low Priced Stock               1,278.726 shares          **        34,703

     *        Participant Loans                           5.75 percent          **         7,781
                                                                                      ----------

                                                                                      $2,942,360
                                                                                      ==========

*    Indicates a party-in-interest to the Plan.

**   Cost information omitted due to participant-directed plan.

                                  EXHIBIT INDEX

  Exhibit
   Number                                Description
  -------                                -----------
  3.1/1/       Articles of Incorporation of Registrant
  3.2/1/       Articles of Amendment to Articles of Incorporation of Registrant
               (re: Change of Name)
  3.3/1/       Bylaws of Registrant
  3.4          Amendment to Bylaws dated as of January 16, 2002
  3.5/2/       Amendment to Bylaws dated as of September 18, 2002
  4.1/3/       Form of Common Stock Certificate. (The rights of security holders of the Registrant are set forth in the Registrant's Articles of
               Incorporation and Bylaws included as Exhibits 3.1 through 3.5.)
 10.3/1/       Registrant's Executive Supplemental Income Plan (Summary) and
               form of Executive Supplemental Income Agreement
 10.4/1/       Registrant's Management Incentive Compensation Plans (Summary)
 10.5/1/       Lease Agreement dated July 8, 1994 between John W. Drummond and the Registrant
 10.6/3/       Lease Agreement With Options dated June 11, 1996 between Robert
               C. Coleman and the Registrant
 10.18/4/      1997 Stock Incentive Plan, as amended
 10.19/5/      Employment Agreement dated June 30, 2000 between Community
               Capital Corporation and Ralph Wesley Brewer
 10.21/6/      Salary Continuation Agreement between CapitalBank and William G.
               Stevens dated October 17, 2002
 10.22/6/      Salary Continuation Agreement between CapitalBank and Ralph W.
               Brewer dated October 17, 2002
 10.23/6/      Split Dollar Agreement between CapitalBank and Ralph W. Brewer dated October 17, 2002
 10.24/6/      Salary Continuation Agreement between CapitalBank and Helen A.
               Austin dated October 17, 2002
 10.25/6/      Split Dollar Agreement between CapitalBank and Helen A. Austin dated October 17, 2002
 10.26/6/      Salary Continuation Agreement between CapitalBank and James A.
               Lollis dated October 17, 2002
 10.27/6/      Split Dollar Agreement between CapitalBank and James A. Lollis dated October 17, 2002
 10.28/6/      Salary Continuation between CapitalBank and Taylor T. Stokes dated October 17, 2002
 10.29/6/      Split Dollar Agreement CapitalBank and Taylor T. Stokes dated
               October 17, 2002
 10.30/6/      Salary Continuation Agreement between CapitalBank and Walter G.
               Stevens dated October 17, 2002
 10.31/6/      Split Dollar Agreement between CapitalBank and Walter G. Stevens dated October 17, 2002
 10.32/6/      Salary Continuation Agreement between CapitalBank and Sonja Hazel
               Hughes dated October 17, 2002
 10.33/6/      Salary Continuation Agreement between CapitalBank and Steve O.
               White dated October 17, 2002
 10.34         Split Dollar Agreement between Greenwood Bank & Trust and William
               G. Stevens dated November 16, 1998
 10.35         Split Dollar Agreement between Greenwood Bank & Trust and Steve
               White dated November 16, 1998
 10.36         Split Dollar Agreement between Greenwood Bank & Trust and S.
               Hazel Hughes dated November 16, 1998
 16.1/7/       Letter re: Change in Certifying Accountant
 21.1/8/       Subsidiaries of the Registrant
 23.1          Consent of Elliott Davis, LLC
 24.1          Directors' Powers of Attorney
 99.1          Certification Pursuant to 18 U.S.C. Section 1350, as adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 99.2          Certification Pursuant to 18 U.S.C. Section 1350, as adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
/1/ Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant's Form 10-K for the fiscal year ended December 31, 1995
/2/ Incorporated by reference to Exhibit 3.4 filed in connection with the Registrant's 10-Q for the quarter ended September 30, 2002 and filed on November 13, 2002
/3/ Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant's Registration Statement on Form S-2 initially filed on December 20, 1996 (File No. 333-18457)
/4/ Incorporated by reference to Registrant's Definitive Proxy Statement for Annual Meeting of Shareholders held on May 26, 1999
/5/ Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant's Form 10-Q for the quarter ended June 30, 2000 and filed on August 14, 2000
/6/ Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant's 10-Q for the quarter ended September 30, 2002 and filed on November 13, 2002
/7/ Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant's 8-K filed on January 7, 2003
/8/ Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant's 10-K for the fiscal year ended December 31, 2001 and filed on March 28, 2002