Form 10-Q
period 2003-03-31
COMMUNITY CAPITAL CORP /SC/
filed 2003-05-14
CIK 832847

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                         FORM 10-Q

    X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  -----              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

                         _______________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   YES X NO __
                                       -

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   YES __ NO X
                                             -

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     3,485,484 shares of common stock, $1.00 par value, as of April 30, 2003

                         COMMUNITY CAPITAL CORPORATION

                                      Index

PART I. FINANCIAL INFORMATION                                                                              Page No.
Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2003 and December 31, 2002 ....................        3

         Condensed Consolidated Statements of Operations -
           Three months ended March 31, 2003 and 2002 ....................................................        4

         Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2003 and 2002 ....................................................        5

         Condensed Consolidated Statements of Cash Flows -
           Three months ended March 31, 2003 and 2002 ....................................................        6

         Notes to Condensed Consolidated Financial Statements ............................................     7-10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ............    10-17

Item 3. Quantitative and Qualitative Disclosure About Market Risk ........................................       17

Item 4. Controls and Procedures ..........................................................................    18-19

PART II. OTHER INFORMATION

Item 5. Other Information ................................................................................       20

Item 6. Exhibits and Reports on Form 8-K .................................................................       20

         (a) Exhibits ....................................................................................       20

         (b) Reports on Form 8-K .........................................................................       20

                         COMMUNITY CAPITAL CORPORATION

                      Condensed Consolidated Balance Sheets

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                  March 31,           December 31,
(Dollars in thousands)                                                              2003                  2002
                                                                                ----------------     --------------
Assets                                                                             (Unaudited)
  Cash and cash equivalents:
  Cash and due from banks                                                                  9,961      $       9,648
  Interest-bearing deposit accounts                                                           77                 39
                                                                                ----------------     --------------
    Total cash and cash equivalents                                                       10,038              9,687
                                                                                ----------------     --------------

Securities:
  Securities available-for-sale                                                           47,356             50,096
  Securities held-to-maturity (estimated fair value of $510
   at March 31, 2003 and $550 at December 31, 2002)                                          510                550
  Nonmarketable equity securities                                                          5,387              5,166
                                                                                ----------------     --------------
    Total securities                                                                      53,253             55,812
                                                                                ----------------     --------------

Loans held for sale                                                                        2,909              2,684

Loans receivable                                                                         300,284            288,842
Less allowance for loan losses                                                            (4,332)            (4,282)
                                                                                ----------------     --------------
    Loans, net                                                                           295,952            284,560
Premises and equipment, net                                                                9,729              9,850
Accrued interest receivable                                                                1,722              1,907
Intangible assets                                                                          3,907              3,992
Cash surrender value of life insurance                                                    10,391             10,289
Other assets                                                                               1,731              1,984
                                                                                ----------------     --------------
    Total assets                                                                  $      389,632      $     380,765
                                                                                ================     ==============

Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing                                                             $       32,062      $      29,422
  Interest-bearing                                                                       253,315            247,139
                                                                                ----------------     --------------
    Total deposits                                                                       285,377            276,561
Federal funds purchased and securities sold
 under agreements to repurchase                                                           25,617             25,850
Advances from the Federal Home Loan Bank                                                  31,100             31,140
Obligations under capital leases                                                             679                733
Accrued interest payable                                                                     536                649
Other liabilities                                                                          1,004              1,424
                                                                                ----------------     --------------
    Total liabilities                                                                    344,313            336,357
                                                                                ----------------     --------------
Shareholders' Equity
  Common stock, $1.00 par value; 10,000,000 shares authorized, 3,924,200 and
   3,860,790 shares issued and outstanding at March 31, 2003 and December 31,
   2002, respectively                                                                      3,924              3,861
  Capital surplus                                                                         35,206             34,754
  Accumulated other comprehensive income                                                   1,369                989
  Retained earnings                                                                        9,937              8,947
  Treasury stock at cost; 434,792 shares at March 31, 2003
   and 367,875 shares December 31, 2002                                                   (5,117)            (4,143)
                                                                                ----------------     --------------
    Total shareholders' equity                                                            45,319             44,408
                                                                                ----------------     --------------
    Total liabilities and shareholders' equity                                    $      389,632      $     380,765
                                                                                ================     ==============

            See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                          Three Months Ended
(Dollars in thousands)                                                       March 31,
                                                                        ---------------------
                                                                          2003         2002
                                                                        --------     --------
Interest income:
  Loans, including fees                                                 $ 4,705      $  4,771
  Investment securities:
    Taxable                                                                 270           420
    Tax-exempt                                                              298           307
    Nonmarketable equity securities                                          54            53
  Other interest income                                                       1             2
                                                                        -------      --------
    Total                                                                 5,328         5,553
                                                                        -------      --------

Interest expense:
  Deposits                                                                1,176         1,432
  Federal Home Loan Bank advances                                           458           481
  Other interest expense                                                    133            74
                                                                        -------      --------
    Total                                                                 1,767         1,987
                                                                        -------      --------

Net interest income                                                       3,561         3,566
Provision for loan losses                                                   106           110
                                                                        -------      --------
Net interest income after provision for loan losses                       3,455         3,456
                                                                        -------      --------

Noninterest income:
  Service charges on deposit accounts                                       562           591
  Residential mortgage origination fees                                     238           195
  Commissions from sales of mutual funds                                     24            12
  Income from fiduciary activities                                           82            59
  Gain on sales of nonmarketable equity securities                           39             -
  Gain on sales of securities available-for-sale                              -           106
  Other operating income                                                    254           134
                                                                        -------      --------
    Total                                                                 1,199         1,097
                                                                        -------      --------

Noninterest expenses:
  Salaries and employee benefits                                          1,697         1,549
  Net occupancy expense                                                     266           223
  Amortization of intangible assets                                          85           108
  Furniture and equipment expense                                           167           196
  Other operating expenses                                                  859           861
                                                                        -------      --------
    Total                                                                 3,074         2,937
                                                                        -------      --------

Income before income taxes                                                1,580         1,616
Income tax provision                                                        380           462
                                                                        -------      --------

Net income                                                              $ 1,200      $  1,154
                                                                        =======      ========

Basic net income per share                                              $  0.34      $   0.35
Diluted net income per share                                            $  0.33      $   0.33

           See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION

          Condensed Consolidated Statements of Changes in Shareholders'
              Equity and Comprehensive Income for the three months
                         ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                Accumulated
                                                                                  Other
(Dollars in thousands)               Common Stock       Capital     Retained   Comprehensive   Treasury
                                    --------------
                                   Shares    Amount     Surplus     Earnings      Income         Stock      Total
                                  --------  --------   ---------   ----------    --------       -------    -------
Balance,
 December 31, 2001                3,559,309    3,559     32,548        4,933          168       (1,935)     39,273

Net income                                                             1,154                                 1,154
Other
 comprehensive
 income, net of tax                                                                   (37)                     (37)
                                                                                                              ----
Comprehensive
 Income                                                                                                      1,117

Exercise of stock options            77,318       77        517                                                594

Purchase of treasury stock
(107,013 shares)                                                                                (1,251)     (1,251)

$0.03 per share cash
 dividend                                                               (100)                                 (100)
                                  ---------  -------    -------     --------     --------     --------    --------
Balance,
 March 31, 2002                   3,636,627  $ 3,636    $33,065     $  5,987     $    131     $ (3,186)   $ 39,633
                                  =========  =======    =======     ========     ========     ========    ========

Balance,
 December 31, 2002                3,860,790    3,861     34,754        8,947          989       (4,143)     44,408

Net income                                                             1,200                                 1,200
Other
 comprehensive
 income, net of tax                                                                   380                      380
                                                                                                               ---

Comprehensive
 income                                                                                                      1,580

Exercise of stock options            63,410       63        452                                                515

Purchase of treasury stock
(66,917 shares)                                                                                   (974)       (974)

$0.06 per share cash
 dividend                                                               (210)                                 (210)
                                  ---------  -------    -------     --------     --------     --------    --------
Balance,
 March 31, 2003                   3,924,200  $ 3,924    $35,206     $  9,937     $  1,369     $ (5,117)   $ 45,319
                                  =========  =======    =======     ========     ========     ========    ========

           See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
(Dollars in thousands)                                                                      March 31,
                                                                                 ------------------------------
                                                                                      2003             2002
                                                                                 -------------    -------------
Cash flows from operating activities:
  Net income                                                                      $      1,200     $      1,154
  Adjustments to reconcile net income to net cash (used) provided by operating activities:
    Depreciation                                                                           219              255
    Provision for possible loan losses                                                     106              110
    Amortization of intangible assets                                                       85              108
    Amortization less accretion on investments                                               8               10
    Amortization of deferred loan costs                                                     75               88
    Gains on sales of securities available-for-sale                                          -             (106)
    Gains on sales of nonmarketable equity securities                                      (39)               -
    Loss on sale of other real estate                                                       28               (1)
    Disbursements for mortgages held for sale                                          (10,826)               -
    Proceeds of sales of residential mortgages                                          10,601            3,860
    (Increase) decrease in interest receivable                                             185               87
    Increase (decrease) in interest payable                                               (113)            (263)
    (Increase) decrease in other assets                                                   (102)            (162)
    Increase (decrease) in other liabilities                                              (474)          (1,450)
                                                                                 -------------    -------------
      Net cash provided by operating activities                                            953            3,690
                                                                                 -------------    -------------

Cash flows from investing activities:
  Net increase in loans to customers                                                   (11,573)         (14,319)
  Purchases of securities available-for-sale                                            (2,999)          (5,130)
  Proceeds from maturities of securities available-for-sale                              6,307            2,576
  Proceeds from sales of securities available-for-sale                                       -            5,134
  Proceeds from paydowns of securities held-to-maturity                                     40                -
  Purchases of nonmarketable equity securities                                            (246)               -
  Proceeds from sales of nonmarketable equity securities                                    64                -
  Proceeds from sales of premises and equipment                                              -               20
  Proceeds from sales of other real estate                                                  29               61
  Purchases of premises and equipment                                                      (98)            (128)
                                                                                 -------------    -------------
    Net cash provided (used) by investing activities                                    (8,476)         (11,786)
                                                                                 -------------    -------------

Cash flows from financing activities:
  Net increase (decrease) in deposit accounts                                            8,816           (2,073)
  Net increase (decrease) in federal funds purchased and repos                            (233)           9,594
  Advances from Federal Home Loan Bank                                                  10,000                -
  Repayments of Federal Home Loan Bank borrowings                                      (10,040)             (40)
  Dividends paid                                                                          (210)            (100)
  Proceeds from exercise of stock options                                                  515              594
  Purchase of treasury stock                                                              (974)          (1,251)
                                                                                 -------------    -------------
    Net cash provided (used) by financing activities                                     7,874            6,724
                                                                                 -------------    -------------

Net increase (decrease) in cash and cash equivalents                                       351           (1,372)

Cash and cash equivalents, beginning of period                                           9,687            9,291
                                                                                 -------------    -------------

Cash and cash equivalents, end of period                                         $      10,038    $       7,919
                                                                                 =============    =============

            See notes to condensed consolidated financial statements.

                         COMMUNITY CAPITAL CORPORATION

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2003 and for the interim periods ended March 31, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in our 2002 Annual Report.

Note 2 - Supplemental Cash Flow Information

(Dollars in thousands)                             Three Months Ended March 31,
                                                    2003                 2002
                                                 ----------           ----------
 Cash paid during the period for:
  Income taxes                                   $        3           $    1,584
  Interest                                            1,653                2,250

Note 3 - Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us were $ 31,100,000 as of March 31, 2003. Of this amount, the following have scheduled maturities greater than one year:

             Maturing on                                   Interest Rate            Principal
-----------------------------------    -----------------------------------------  --------------
       (Dollars in thousands)
              03/17/05                 6.60% - fixed, callable 06/16/03           $        5,000
              10/13/05                 5.84% - fixed, callable 07/15/03                    3,000
              03/26/08                 5.51% - fixed                                       1,500
              02/02/09                 4.95% - fixed                                         600
              03/17/10                 5.92% - fixed, callable 06/16/03                    5,000
              03/30/10                 6.02% - fixed, callable 06/30/03                    2,000
              03/30/10                 6.02% - fixed, callable 06/30/03                    4,000
              03/14/13                 1.15% - fixed, callable 03/12/04                   10,000
                                                                                  --------------
                                                                                  $       31,100
                                                                                  ==============

Note 4 - Shareholders' Equity

We purchased 66,917 shares of treasury stock at an average price of $14.56 per share. There were 63,410 options exercised by our employees and directors with total proceeds of $515,000 at an average price of $8.12. On January 15, 2003, the Board of Directors declared a cash dividend of $0.06 per share, which was paid to shareholders on March 7, 2003.

                         COMMUNITY CAPITAL CORPORATION

Note 5 - Stock-Based Compensation

We have a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(Dollars in thousands,                                                                   Three Months ended March 31,
  except for per share data)                                                            ------------------------------
                                                                                            2003              2002
                                                                                        -----------        -----------
Net income, as reported                                                                 $     1,200        $     1,154
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects                                                    (77)              (139)
                                                                                        -----------        -----------
Pro forma net income                                                                    $     1,123        $     1,015
                                                                                        ===========        ===========
Earnings per share:
  Basic - as reported                                                                   $      0.34        $      0.35
                                                                                        ===========        ===========
  Basic - pro forma                                                                     $      0.32        $      0.31
                                                                                        ===========        ===========

  Diluted - as reported                                                                 $      0.33        $      0.33
                                                                                        ===========        ===========
  Diluted - pro forma                                                                   $      0.31        $      0.29
                                                                                        ===========        ===========

                          COMMUNITY CAPITAL CORPORATION

Note 6 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

(Dollars in thousands, except per share)                                  Three Months Ended March 31, 2003
                                                                   --------------------------------------------
                                                                       Income          Shares         Per Share
                                                                    (Numerator)    (Denominator)       Amount
                                                                   ------------   --------------     ----------
Basic earnings per share
 Income available to common shareholders                           $      1,200        3,499,327     $     0.34
                                                                                                     ==========

Effect of dilutive securities
 Stock options                                                                -          182,927
                                                                   ------------      -----------
Diluted earnings per share

 Income available to common shareholders
 plus assumed conversions                                          $      1,200        3,682,254     $     0.33
                                                                   ============      ===========     ==========

(Dollars in thousands, except per share)                                  Three Months Ended March 31, 2002
                                                                   ---------------------------------------------
                                                                       Income          Shares         Per Share
                                                                    (Numerator)    (Denominator)       Amount
                                                                   ------------    -------------     -----------
Basic earnings per share
 Income available to common shareholders                           $      1,154        3,311,001     $      0.35
                                                                                                     ===========

Effect of dilutive securities
 Stock options                                                                -          228,172
                                                                   -------------    ------------

Diluted earnings per share
 Income available to common shareholders                           $      1,154        3,539,173     $      0.33
                                                                   ============     ============     ===========
 plus assumed conversions

                         COMMUNITY CAPITAL CORPORATION

Note 7 - Comprehensive Income

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects are as follows:

                                                                          Three Months Ended March 31, 2003
                                                                   ----------------------------------------------
(Dollars in thousands, except per share)                              Pre-tax        (Expense)       Net-of-tax
                                                                       Amount         Benefit          Amount
                                                                   -------------  --------------   --------------
 Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period     $         576  $         (196)  $          380

 Less: reclassification adjustment for gains realized
  in net income                                                                -               -                -
                                                                   -------------  --------------   --------------
   Net unrealized gains (losses) on securities                               576            (196)             380
                                                                   -------------  --------------   --------------

   Other comprehensive income                                      $         576  $         (196)  $          380
                                                                   =============  ==============   ==============

                                                                          Three Months Ended March 31, 2002
                                                                   ----------------------------------------------
                                                                      Pre-tax        (Expense)       Net-of-tax
(Dollars in thousands, except per share)                              Amount          Benefit          Amount
                                                                   -------------   -------------   --------------
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during the period     $          51   $         (16)  $           35

Less: reclassification adjustment for gains realized
  in net income                                                             (106)             34              (72)
                                                                   -------------   -------------   --------------
   Net unrealized gains (losses) on securities                               (55)             18              (37)
                                                                   -------------   -------------   --------------

   Other comprehensive income                                      $         (55)  $          18   $          (37)
                                                                   =============   =============   ==============

                         COMMUNITY CAPITAL CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2003 compared to December 31, 2002 and the results of operations for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the three months ended March 31, 2003, net interest income, the major component of our net income, was $3,561,000 compared to $3,566,000 for the same period of 2002, a decrease of $5,000 or 0.14%. The average rate realized on interest-earning assets decreased to 6.31% from 7.26%, while the average rate paid on interest-bearing liabilities decreased to 2.33% from 2.95% for the three month periods ended March 31, 2003 and 2002, respectively.

The net interest spread and net interest margin were 3.98% and 4.27%, respectively, for the three month period ended March 31, 2003, compared to 4.31% and 4.72% for the three month period ended March 31, 2002.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we feel is necessary to maintain the allowance for loan losses at an adequate level. For the three months ended March 31, 2003 and 2002, the provision was $106,000 and $110,000, respectively. Our nonperforming loans totaled $2,141,000 at March 31, 2003 compared to $1,735,000 at March 31, 2002. Criticized and classified loans have decreased from $19,509,000 at March 31, 2002 to $13,134,000 at March 31, 2003. During the twelve month period ending March 31, 2003, loans increased $39,117,000, or 14.98%, and combined these numbers reflect the improvement in the overall loan portfolio. The allowance for loan losses was 1.44% of total loans at March 31, 2003, as compared to 1.60% at March 31, 2002. Based on present information, we believe the allowance for loan losses is adequate at March 31, 2003 to meet presently known and inherent risks in the loan portfolio.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at March 31, 2003 to meet presently known and inherent risks in the loan portfolio.

Noninterest Income

Total noninterest income for the three months ended March 31, 2003 was $1,199,000, an increase of $102,000 compared to $1,097,000 for the three months ended March 31, 2002.

Service charges on deposit accounts decreased $29,000 or 4.91% from $591,000 for the three months ended March 31, 2002 to $562,000 for the three months ended March 31, 2003. We also experienced an increase in residential mortgage origination fees as low residential mortgage rates continued the encouragement of home refinancing. Residential mortgage origination fees increased $43,000 or 22.05% from $195,000 to $238,000 for the three months ended March 31, 2003, compared to the three months ended March 31, 2002. Other operating income increased $120,000 from the three months ended March 31, 2002 to the three months ended March 31, 2003, which is partially due to income realized on BOLI (bank owned life insurance) that was purchased in August, 2002.

                         COMMUNITY CAPITAL CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

The income from fiduciary activities increased 38.98% from $59,000 during the three months ended March 31, 2002 to $82,000 during the three months ended March 31, 2003. We also experienced an increase in the sale of mutual funds. Commissions from sales of mutual funds increased $12,000 from the three months ending March 31, 2002 to $24,000 during the three months ending March 31, 2003.

We also realized a gain on the sale of nonmarketable equity securities of $39,000 during the three months ending March 31, 2003, while we recognized a gain on the sale of securities available for sale of $106,000 during the three months ending March 31, 2002.

Noninterest Expense

Total noninterest expense for the first three months of 2003 was $3,074,000, an increase of $137,000, or 4.66%, when compared to the first three months of 2002.

The primary component of noninterest expense is salaries and benefits, which were $1,697,000 and $1,549,000 for the three months ended March 31, 2003 and 2002, respectively. This increase of $148,000 or 9.55% is due to staff increases from the opening of new branches. The amortization of intangible assets decreased $23,000 or 21.29% to $85,000 for the three months ended March 31, 2003 from $108,000 for the same period in 2002.

Income Taxes

For the three months ended March 31, 2003 and 2002, the effective income tax rate was 24.05% and 28.59%, respectively, and the income tax provision was $380,000 and $462,000, respectively.

Net Income

The combination of the above factors resulted in net income of $1,200,000 for the three months ended March 31, 2003 compared to $1,154,000 for the comparable period in 2002. This was an increase of $46,000 or 3.99% over the prior year.

Assets and Liabilities

During the first three months of 2003, total assets increased $8,867,000, or 2.33%, when compared to December 31, 2002. We experienced growth of 3.96% in the loan area during the first three months of 2003. However, this growth was offset by a decrease in securities of $2,559,000 from December 31, 2002 to March 31, 2003. Proceeds from maturities of securities were used to fund loan growth. On the liability side, total deposits increased $8,816,000, or 3.19%, to $285,377,000 at March 31, 2003.

Investment Securities

Investment securities decreased $2,559,000 or 4.59% during the three month period ended March 31, 2003. The decrease was attributable to securities available-for-sale, securities held to maturity and nonmarketable equity securities. Proceeds from the sales and maturities of securities were used to fund the loan growth.

                         COMMUNITY CAPITAL CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Loans

Loans receivable increased $11,442,000, or 3.96%, since December 31, 2002. The largest increase was in real estate loans which increased $5,464,000 or 2.49% to $225,285,000 at March 31, 2003. Balances within the major loan receivable categories as of March 31, 2003 and December 31, 2002 are as follows:

(Dollars in thousands)                                         March 31, 2003      December 31, 2002
                                                              ----------------    ------------------
Commercial and agricultural                                   $         32,650    $           30,092
Real estate                                                            225,285               219,821
Home equity                                                             22,224                21,095
Consumer, installment                                                   18,856                16,323
Consumer, credit card and checking                                       1,269                 1,511
                                                              ----------------    ------------------
                                                              $        300,284    $          288,842
                                                              ================    ==================

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)                                                                     March 31,
                                                                                     ---------------------
                                                                                       2003         2002
                                                                                     --------     --------
Loans:
 Nonaccrual loans                                                                    $  1,801     $  1,488
 Accruing loans more than 90 days past due                                           $    340     $    247


Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:

 Criticized                                                                          $  4,688     $  9,081
 Classified                                                                          $  8,446     $ 10,428

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)                                                                     March 31,
                                                                                     ----------------------
                                                                                       2003          2002
                                                                                     --------     ---------
Balance, January 1,                                                                  $  4,282     $  4,103
Provision for loan losses for the period                                                  106          110
Charge-offs                                                                               (77)         (51)
Recoveries                                                                                 21           21
                                                                                     --------     --------

   Balance, end of period                                                            $  4,332     $  4,183
                                                                                     ========     ========

Gross loans outstanding, end of period                                               $300,284     $262,288

Allowance for loan losses to loans outstanding                                           1.44%        1.59%

                         COMMUNITY CAPITAL CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

Premises and Equipment

Purchases of fixed assets during the first quarter of 2003 totaled $98,000. Total fixed assets, net of depreciation, decreased $121,000 during the first three months of 2003.

Deposits

Total deposits increased $8,816,000, or 3.19%, from $276,561,000 at December 31, 2002 to $285,377,000 at March 31, 2003. Expressed in percentages, noninterest-bearing deposits increased 8.97% from $29,422,000 at December 31, 2002 to $32,062,000 at March 31, 2003 and interest-bearing deposits increased 2.50% from $247,139,000 at December 31, 2002 to $253,315,000 at March 31, 2003.

Balances within the major deposit categories as of March 31, 2003 and December 31, 2002 are as follows:

                                                               March 31,       December 31,
(Dollars in thousands)                                           2003              2002
                                                            -------------     -------------
Noninterest-bearing demand deposits                         $      32,062     $      29,422
Interest-bearing demand deposits                                   47,440            36,121
Money market accounts                                              59,429            66,295
Savings deposits                                                   28,879            27,948
Certificates of deposit                                           117,567           116,775
                                                            -------------     -------------
                                                            $     285,377     $     276,561
                                                            =============     =============

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us were $31,100,000 as of March 31, 2003. Of this amount, the following have scheduled maturities greater than one year:

             Maturing on                                Interest Rate                 Principal
--------------------------------------   ---------------------------------------    -------------
       (Dollars in thousands)
              03/17/05                   6.60% - fixed, callable 06/16/03           $       5,000
              10/13/05                   5.84% - fixed, callable 07/15/03                   3,000
              03/26/08                   5.51% - fixed                                      1,500
              02/02/09                   4.95% - fixed                                        600
              03/17/10                   5.92% - fixed, callable 06/16/03                   5,000
              03/30/10                   6.02% - fixed, callable 06/30/03                   2,000
              03/30/10                   6.02% - fixed, callable 06/30/03                   4,000
              03/14/10                   1.15% - fixed, callable 03/12/04                  10,000
                                                                                    -------------
                                                                                    $      31,100
                                                                                    =============

                         COMMUNITY CAPITAL CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

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

The following table summarizes the capital ratios of the Company and the Bank and the regulatory minimum requirements at March 31, 2003:

                                                                           Tier 1         Total          Tier 1
                                                                         Risk-based     Risk-based      Leverage
                                                                       --------------  ------------   -------------
Actual ratio:
  Community Capital Corporation                                                13.89%        15.14%          10.56%
  CapitalBank                                                                  12.74%        13.99%           9.73%

Regulatory minimums:
 For capital adequacy purposes                                                  4.00%         8.00%           4.00%
 To be well-capitalized under prompt action provisions                          6.00%        10.00%           5.00%

Liquidity and Capital Resources

Shareholders' equity was increased by the $515,000 proceeds from the exercise of stock options and net income of $1,200,000. Due to changes in the market rates of interest, the fair value of our securities available-for-sale increased, which had the effect of increasing shareholders' equity by $380,000, net of the deferred taxes, for the three months ended March 31, 2003 when compared to December 31, 2002. Total equity was also reduced by cash dividends paid which totaled $210,000.

For the near term, maturities and sales of securities available-for-sale are expected to be a primary source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities. We also expect to build our deposit base. Advances from the Federal Home Loan Bank and the Bankers Bank will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $65,936,000 in advances under the term of out agreement with the Federal Home Loan Bank. Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $30,712,000 of unused lines of credit to purchase federal funds.

                         COMMUNITY CAPITAL CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)


Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2003, we had issued commitments to extend credit of $51,469,000 and standby letters of credit of $1,199,000 through various types of commercial lending arrangements. Approximately $21,313,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2003.

                                                After One        After Three
                                  Within         Through           Through         Within          Greater
                                   One            Three            Twelve            One            Than
(Dollars in thousands)            Month          Months            Months           Year          One Year         Total
                                ----------     ------------      -------------     --------       ----------      ---------
Unused commitments to
  extend credit                  $ 1,791       $    1,830          $  17,557       $ 21,178         $ 30,291       $ 51,469
Standby letters of credit            357               10                633          1,000              199          1,199
                                 -------       ----------          ---------       --------         --------       --------
  Totals                         $ 2,148         $  1,840          $  18,190       $ 22,178         $ 30,490       $ 52,668

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

                         COMMUNITY CAPITAL CORPORATION

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks which we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on our financial condition and results of operations. The information contained in the section captioned "Management's Interest Income" is incorporated herein by reference. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.

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

                          COMMUNITY CAPITAL CORPORATION

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

(b) In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                          COMMUNITY CAPITAL CORPORATION

Part II.  Other Information

Item 5.  Other Information

On January 15, 2003 the Company declared a cash dividend on each outstanding share of the Company's common stock, par value $1.00 per share (the "Common Stock"), in the amount of $0.06 per share of Common Stock, which dividend was paid on March 7, 2003, to holders of record as of the close of business on February 14, 2003.

Item 6. Exhibits And Reports on Form 8-K

(a) Exhibit 99.1  Certification Pursuant to 18 U.S.C. Section 1350, as adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. The following reports were filed on Form 8-K during the quarter ended March 31, 2003.

   The Company filed: (1) a Form 8-K on January 7, 2003 regarding the resignation of Tourville, Simpson, and Caskey, LLP as the company's certifying accountant and the engagement of Elliott Davis, LLC, certified public accountants, to audit the company's financial statements for the year ending December 31, 2002; and (2) a Form 8-K on March 25, 2003 regarding the approval of a stock buyback program contemplating Rule 10b5-1 of the Securities Exchange Act of 1934, which is a continuation of the stock repurchase program begun in November 2002.

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

                                         By: /s/ WILLIAM G. STEVENS
                                             ----------------------
                                             William G. Stevens
                                             President & Chief Executive Officer



Date: May 14, 2003                       By: /s/ R. WESLEY BREWER
                                             --------------------
                                             R. Wesley Brewer
                                             Chief Financial Officer

                         COMMUNITY CAPITAL CORPORATION

                                  CERTIFICATION

I, William G. Stevens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Community Capital Corporation;

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report the Evaluation Date; and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of (the "Evaluation Date");

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

Date: May 14, 2003                          /s/ WILLIAM G. STEVENS
                                            --------------------------
                                            William G. Stevens
                                            President & Chief Executive Officer