Form 10-Q
period 2003-06-30
COMMUNITY CAPITAL CORP /SC/
filed 2003-08-12
CIK 832847

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 0-18460

COMMUNITY CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

South Carolina	57-0866395
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1402C Highway 72 West

Greenwood, SC 29649

(Address of principal executive

offices, including zip code)

(864) 941-8200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☒    NO  ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    YES  ☐    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

3,528,805 shares of common stock, $1.00 par value as of July 29, 2003

COMMUNITY CAPITAL CORPORATION

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Balance Sheets

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

(Dollars in thousands)	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$14,361	$9,648
Interest-bearing deposit accounts	234	39

Total cash and cash equivalents	14,595	9,687

Securities:
Securities available-for-sale	45,990	50,096
Securities held-to-maturity (estimated fair value of $510,000 at June 30, 2003 and $550,000 at December 31, 2002)	510	550
Nonmarketable equity securities	4,931	5,166

Total securities	51,431	55,812

Loans held for sale	2,629	2,684
Loans receivable	311,147	288,842
Less allowance for loan losses	(4,324)	(4,282)

Loans, net	306,823	284,560

Premises and equipment, net	9,745	9,850
Accrued interest receivable	1,796	1,907
Intangible assets	3,821	3,992
Cash surrender value of life insurance	10,493	10,289
Other assets	2,074	1,984

Total assets	$403,407	$380,765

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$35,194	$29,422
Interest-bearing	267,418	247,139

Total deposits	302,612	276,561

Federal funds purchased and securities sold under agreements to repurchase	20,529	25,850
Advances from the Federal Home Loan Bank	31,075	31,140
Obligations under capital leases	622	733
Accrued interest payable	551	649
Other liabilities	1,074	1,424

Total liabilities	356,463	336,357

Shareholders’ Equity
Common stock, $1.00 par value; 10,000,000 shares authorized, 4,054,690 and 3,860,790 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	4,055	3,861
Capital surplus	36,572	34,754
Accumulated other comprehensive income	1,556	989
Retained earnings	10,979	8,947
Treasury stock at cost; 504,992 shares at June 30, 2003 and 367,875 shares December 31, 2002	(6,218)	(4,143)

Total shareholders’ equity	46,944	44,408

Total liabilities and shareholders’ equity	$403,407	$380,765

See notes to condensed consolidated financial statements.

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands)	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans, including fees	$9,510	$9,563	$4,805	$4,792
Investment securities:
Taxable	506	814	236	394
Tax-exempt	590	612	292	305
Nonmarketable equity securities	93	106	39	53
Other interest income	2	4	1	2

Total	10,701	11,099	5,373	5,546

Interest expense:
Deposits	2,399	2,738	1,223	1,306
Federal Home Loan Bank advances	809	966	351	485
Other interest expense	231	195	98	121

Total	3,439	3,899	1,672	1,912

Net interest income	7,262	7,200	3,701	3,634
Provision for loan losses	143	323	37	213

Net interest income after provision for loan losses	7,119	6,877	3,664	3,421

Noninterest income:
Service charges on deposit accounts	1,156	1,249	594	658
Residential mortgage origination fees	560	330	322	135
Commissions from sales of mutual funds	70	25	46	13
Income from fiduciary activities	173	121	91	62
Gain on sales of nonmarketable equity securities	39	—	—	—
Gain on sales of securities available-for-sale	11	106	11	—
Other operating income	506	271	252	137

Total	2,515	2,102	1,316	1,005

Noninterest expenses:
Salaries and employee benefits	3,439	3,110	1,742	1,561
Net occupancy expense	538	449	272	225
Amortization of intangible assets	171	212	86	104
Furniture and equipment expense	340	388	173	193
Other operating expenses	1,835	1,647	976	786

Total	6,323	5,806	3,249	2,869

Income before income taxes	3,311	3,173	1,731	1,557
Income tax provision	860	870	480	408

Net income	$2,451	$2,303	$1,251	$1,149

Basic net income per share	$0.70	$0.68	$0.36	$0.34
Diluted net income per share	$0.67	$0.64	$0.34	$0.32

See notes to condensed consolidated financial statements.

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

For the six months ended June 30, 2003 and 2002

(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Compre- hensive Income	Treasury Stock	Total
(Dollars in thousands)	Shares	Amount
Balance, December 31, 2001	3,559,309	$3,559	$32,548	$4,933	$168	$(1,935)	$39,273
Net income				2,303			2,303
Other comprehensive income, net of tax					619		619

Comprehensive income							2,922

Exercise of stock options	281,551	282	2,062				2,344
Purchase of treasury stock (117,913 shares)						(1,392)	(1,392)
$0.07 per share cash dividend				(239)			(239)

Balance, June 30, 2002	3,840,860	$3,841	$34,610	$6,997	$787	$(3,327)	$42,908

Balance, December 31, 2002	3,860,790	$3,861	$34,754	$8,947	$989	$(4,143)	$44,408
Net income				2,451			2,451
Other comprehensive income, net of tax					567		567

Comprehensive income							3,018

Exercise of stock options	193,900	194	1,818				2,012
Purchase of treasury stock (137,117 shares)						(2,075)	(2,075)
$0.12 per share cash dividend				(419)			(419)

Balance, June 30, 2003	4,054,690	$4,055	$36,572	$10,979	$1,556	$(6,218)	$46,944

See notes to condensed consolidated financial statements.

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2003	2002
Cash flows from operating activities:
Net income	$2,451	$2,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	437	489
Provision for loan losses	143	323
Amortization of intangible assets	171	213
Amortization less accretion on investments	16	19
Amortization of deferred loan costs	146	174
Gains on sales of securities available-for-sale	(11)	(106)
Gains on sales of nonmarketable equity securities	(39)	—
Gain on sale of other real estate	—	(1)
Loss on sale of other real estate	28
Disbursements for mortgages held for sale	(25,329)	(11,077)
Proceeds of sales of residential mortgages	25,384	13,528
(Increase) decrease in interest receivable	111	152
Increase (decrease) in interest payable	(98)	(322)
(Increase) decrease in other assets	(383)	(548)
Increase (decrease) in other liabilities	(461)	(1,498)

Net cash provided by operating activities	2,566	3,649

Cash flows from investing activities:
Net increase in loans to customers	(22,858)	(29,958)
Purchases of securities available-for-sale	(4,538)	(7,730)
Proceeds from maturities of securities available-for-sale	9,497	6,594
Proceeds from sales of securities available-for-sale	—	5,134
Proceeds from paydowns of securities held-to-maturity	40	—
Proceeds from sales of premises and equipment	—	30
Proceeds from sales of other real estate	76	127
Purchases of non-marketable equity securities	(291)	—
Proceeds from sales of nonmarketable equity securities	565	—
Purchases of premises and equipment	(332)	(293)

Net cash used by investing activities	(17,841)	(26,096)

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	26,051	4,593
Net increase (decrease) in federal funds purchased and repos	(5,321)	15,973
Advances of Federal Home Loan Bank borrowings	10,000	—
Repayments of Federal Home Loan Bank borrowings	(10,065)	(65)
Dividends paid	(419)	(239)
Proceeds from exercise of stock options	2,012	2,344
Purchase of treasury stock	(2,075)	(1,392)

Net cash provided by financing activities	20,183	21,214

Net increase (decrease) in cash and cash equivalents	4,908	(1,233)
Cash and cash equivalents, beginning of period	9,687	9,291

Cash and cash equivalents, end of period	$14,595	$8,058

See notes to condensed consolidated financial statements.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2003 and for the interim periods ended June 30, 2003 and 2002 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in our 2002 Annual Report.

Note 2—Supplemental Cash Flow Information

	Six Months Ended June 30,
(Dollars in thousands)	2003	2002
Cash paid during the period for:
Income taxes	$579	$2,554
Interest	3,537	4,221

Noncash investing and financing activities:
Foreclosures on loans	$—	$485

Note 3—Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us were $31,075,000 as of June 30, 2003. Of this amount, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
03/17/05	6.60%—fixed	$5,000
10/13/05	5.84%—fixed, callable 07/15/03	3,000
03/26/08	5.51%—fixed	1,500
02/02/09	4.95%—fixed	575
03/17/10	5.92%—fixed, callable 09/15/03	5,000
03/30/10	6.02%—fixed, callable 09/30/03	2,000
03/30/10	6.02%—fixed, callable 09/30/03	4,000
03/14/13	1.15%—fixed, callable 03/12/04	10,000

		$31,075

Note 4—Shareholders’ Equity

During the first six months of 2003, we purchased 137,117 shares of treasury stock at an average price of $15.15. There were 193,900 options exercised by the employees and directors of the Company with total proceeds of $2,012,000 at an average exercise price of $10.38. On January 15, 2003, the Board of Directors declared a cash dividend of $0.06 per share, which was paid to shareholders on March 7, 2003. On April 16, 2003, the Board of Directors declared a cash dividend of $0.06 per share, which was paid on June 6, 2003.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5—Stock-Based Compensation

We have a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Six Months Ended June 30,
(Dollars in thousands, except for per share data)	2003	2002
Net income, as reported	$2,451	$2,303
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(82)	(167)

Pro forma net income	$2,369	$2,176

Earnings per share:
Basic—as reported	$0.70	$0.68

Basic—pro forma	$0.68	$0.63

Diluted—as reported	$0.67	$0.64

Diluted—pro forma	$0.64	$0.59

	Three Months Ended June 30,
(Dollars in thousands, except for per share data)	2003	2002
Net income, as reported	$1,251	$1,149
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(31)	(75)

Pro forma net income	$1,220	$1,074

Earnings per share:
Basic—as reported	$0.36	$0.34

Basic—pro forma	$0.35	$0.31

Diluted—as reported	$0.34	$0.32

Diluted—pro forma	$0.33	$0.30

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6—Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Six Months Ended June 30, 2003
(Dollars in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$2,451	3,496,988	$0.70

Effect of dilutive securities
Stock options	—	182,363

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$2,451	3,679,351	$0.67

	Six Months Ended June 30, 2002
(Dollars in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$2,303	3,369,352	$0.68

Effect of dilutive securities
Stock options	—	231,039

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$2,303	3,600,391	$0.64

	Three Months Ended June 30, 2003
(Dollars in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,251	3,494,676	$0.36

Effect of dilutive securities
Stock options	—	180,778

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,251	3,675,454	$0.34

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6—Earnings Per Share—(continued)

	Three Months Ended June 30, 2002
(Dollars in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,149	3,427,062	$0.34

Effect of dilutive securities
Stock options	—	219,805

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,149	3,646,867	$0.32

Note 7—Comprehensive Income

The amounts of other comprehensive income included in equity along with the related tax effects are as follows:

	Six Months Ended June 30, 2003
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$908	$(308)	$600
Less reclassification adjustment for gains realized in net income	(50)	17	(33)

Net unrealized gains (losses) on securities	858	(291)	567

Other comprehensive income	$858	$(291)	$567

	Six Months Ended June 30, 2002
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$1,045	$(354)	$691
Less reclassification adjustment for gains realized in net income	(106)	34	(72)

Net unrealized gains (losses) on securities	939	(320)	619

Other comprehensive income	$939	$(320)	$619

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7—Comprehensive Income—(continued)

	Three Months Ended June 30, 2003
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$332	$(112)	$220
Less reclassification adjustment for gains realized in net income	(50)	17	(33)

Net unrealized gains (losses) on securities	282	(95)	187

Other comprehensive income	$282	$(95)	$187

	Three Months Ended June 30, 2002
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during the period	$994	$(338)	$656
Less reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains (losses) on securities	994	(338)	656

Other comprehensive income	$994	$(338)	$656

COMMUNITY CAPITAL CORPORATION

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2003 compared to December 31, 2002 and the results of operations for the six and three months ended June 30, 2003 compared to the six and three months ended June 30, 2002. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the six months ended June 30, 2003, net interest income, the major component of our net income, was $7,262,000 compared to $7,200,000 for the same period of 2002, an increase of $62,000 or 0.86%. For the three months ended June 30, 2003, net interest income was $3,701,000 compared to $3,634,000 for the comparable period of 2002. The average rate realized on interest-earning assets decreased to 6.21% from 7.07%, while the average rate paid on interest-bearing liabilities decreased to 2.23% from 2.83% for the six month periods ended June 30, 2003 and 2002, respectively.

The tax-effected net interest spread and net interest margin were 3.98% and 4.25%, respectively, for the six-month period ended June 30, 2003, compared to 4.24% and 4.64% for the six month period ended June 30, 2002.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. For the six months ended June 30, 2003, the provision charged to expense was $143,000, as compared to $323,000 for the same period in 2002. For the quarter ended June 30, 2003 and 2002 the provision charged to expense was $37,000 and $213,000, respectively. Our nonperforming loans totaled $1,678,000 at June 30, 2003 compared to $1,584,000 at June 30, 2002. Criticized and classified loans have decreased from $16,209,000 at June 30, 2002 to $12,046,000 at June 30, 2003. During the twelve month period ending June 30, 2003, loans increased $35,060,000, or 12.58%, and combined, these numbers reflect the improvement in the overall loan portfolio. The allowance for loan losses was 1.39% of total loans at June 30, 2003, as compared to 1.57% at June 30, 2002.

Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at June 30, 2003 to meet presently known and inherent risks in the loan portfolio.

Noninterest Income

Total noninterest income for the six months ended June 30, 2003 was $2,515,000, an increase of $413,000, or 19.65% compared to $2,102,000 for the six months ended June 30, 2002. Total noninterest income for the quarter ended June 30, 2003 increased $311,000, or 30.95% to $1,316,000, compared to June 30, 2002.

Service charge income decreased $93,000, or 7.45% from the six months ended June 30, 2002 to the six months ended June 30, 2003 and $64,000, or 9.73% from the three months ended June 30, 2002 to the three months June 30, 2003.

Residential mortgage origination fees increased $230,000, or 69.70% from $330,000 to $560,000 for the six months ended June 30, 2003, compared to the six months ended June 30, 2002 and increased $187,000, or 138.52% from $135,000 to $322,000 for the three months ended June 30, 2003, compared to the three months ended June 30, 2002. Mortgage originations have increased as a result of more customers refinancing their mortgages due to low interest rates.

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(continued)

The income from fiduciary activities increased $52,000, or 42.98% from the six month period ended June 30, 2002 to the six month period ended June 30, 2003, and $29,000, or 46.77% from the three month period ended June 30, 2002 to the three month period ended June 30, 2003. Commissions from the sales of mutual funds increased $45,000, or 180.00% from the six months ended June 30, 2002 to the six months ended June 30, 2003 and $33,000, or 253.85% for the three months ended June 30, 2002 to the three months ended June 30, 2003. We have begun an aggressive marketing campaign to increase revenues in our Wealth Management area.

We realized a gain on the sale of nonmarketable equity securities of $39,000 for the six months ended June 30, 2003 compared to no gains for the same period in 2002. Gains on sales of securities available for sale for the six months ended June 30, 2003 were $11,000 compared to $106,000 for the six months ended June 30, 2002.

Other operating income increased $235,000 from the six months ended June 30, 2002 to the six months ended June 30, 2003 and $115,000 from the three months ended June 30, 2002 to the three months ended June 30, 2003. The increase is partially due to income realized on BOLI (bank owned life insurance) that was purchased in August 2002.

Noninterest Expense

Total noninterest expense for the first six months of 2003 was $6,323,000, an increase of $517,000, or 8.90%, when compared to the first six months of 2002. For the quarter ended June 30, 2003, noninterest expense was $3,249,000, an increase of $380,000, or 13.25%, over the comparable period of 2002.

The primary component of noninterest expense is salaries and benefits, which were $3,439,000 and $3,110,000 for the six months ended June 30, 2003 and 2002, respectively and $1,742,000 and $1,561,000 for the three months ending June 30, 2003 and 2002, respectively. These increases are due to staff increases from the opening of new branches. In addition to the opening of a new branch in Greenville, South Carolina in December 2002, we also opened a new branch in Clinton, South Carolina in April 2003. Net occupancy expense increased $89,000 for the six month period ending June 30, 2003, an increase of 19.82% over the related period in 2002, and increased $47,000, or 20.89% for the three months ending June 30, 2003 compared to the same period in 2002. These increases are also due to increases from the opening of new branches. The amortization of intangible assets decreased $41,000, or 19.34% to $171,000 for the six months ended June 30, 2003 and 2002, respectively and $18,000, or 17.31% for the three months ending June 30, 2003 and 2002. Expenses associated with opening the new branches also led to increased operating increases. Other operating expenses were $6,323,000 for the six months ended June 30, 2003, as compared to $5,806,000 for the same period in 2002.

Income Taxes

For the six months ended June 30, 2003 and 2002, the effective income tax rate was 25.97% and 27.42%, respectively, and the income tax provision was $860,000 and $870,000, respectively. For the quarter ended June 30, 2003, the effective tax rate was 27.73% compared to 26.20% for the second quarter of 2002.

Net Income

The combination of the above factors resulted in net income of $2,451,000 for the six months ended June 30, 2003 compared to $2,303,000 for the comparable period in 2002, an increase of 6.43%. For the quarter ended June 30, 2003, net income was $1,251,000, an increase of $102,000, or 8.88% when compared to the second quarter of 2002.

Assets and Liabilities

During the first six months of 2003, total assets increased $22,642,000, or 5.95%, when compared to December 31, 2002. We experienced an increase of $22,305,000, or 7.72% in the loan area during the first six months of 2003; however, this growth was partially offset by a decrease in securities of $4,381,000, or 7.85% from December 31, 2002 to June 30, 2003. Proceeds from maturities and calls of securities were used to fund loan growth. On the liability side, total deposits increased $26,051,000, or 9.42%, to $302,612,000 at June 30, 2003. Total federal funds purchased and repurchase agreements decreased $5,321,000 from $25,850,000 at December 31, 2002 to $20,529,000 at June 30, 2003, a decrease of 20.58%. Payments for income taxes of $582,000 were the primary reason for the reduction of other liabilities by $350,000 or 24.58% from $1,424,000 at December 31, 2002 to $1,074,000 at June 30, 2003.

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(continued)

Investment Securities

Investment securities decreased $4,381,000, or 7.85% to $51,431,000 at June 30, 2003. The decrease was attributable to sales maturities and calls of securities available for sale, securities held to maturity, and nonmarketable equity securities. Proceeds from the sales and maturities of securities were used to fund loan growth.

Loans

Loans receivable increased $22,305,000, or 7.72%, from December 31, 2002 to $311,147,000 at June 30, 2003. Balances within the major loan receivable categories as of June 30, 2003 and December 31, 2002 are as follows:

(Dollars in thousands)	June 30, 2003	December 31, 2002
Commercial and agricultural	$34,136	$30,092
Real estate	234,968	219,821
Home equity	22,755	21,095
Consumer, installment	18,019	16,323
Consumer, credit card and checking	1,269	1,511

	$311,147	$288,842

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30,
(Dollars in thousands)	2003	2002
Loans:
Nonaccrual loans	$1,304	$624
Accruing loans more than 90 days past due	374	960

	$1,678	$1,584

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:

	June 30,
(Dollars in thousands)	2003	2002
Criticized	$4,527	$5,041
Classified	7,519	11,167

Activity in the Allowance for Loan Losses is as follows:

	June 30,
(Dollars in thousands)	2003	2002
Balance, January 1,	$4,282	$4,103
Provision for loan losses for the period	143	323
Chargeoffs	(257)	(145)
Recoveries	156	66

Balance, end of period	$4,324	$4,347

Gross loans outstanding, end of period	$311,147	$277,641

Allowance for loan losses to loans outstanding	1.39%	1.57%

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(continued)

Premises and Equipment

Our purchases of fixed assets during the first six months of 2003 totaled $332,000. Of this amount, $234,000 was during the second quarter of 2003. Total fixed assets, net of depreciation, decreased $105,000 during the first six months of 2003.

Deposits

Total deposits increased $26,051,000, or 9.42%, from December 31, 2002 to $302,612,000 at June 30, 2003. Expressed in percentages, noninterest-bearing deposits increased 19.62% from $29,422,000 at December 31, 2002 to $35,194,000 at June 30, 2003. Interest-bearing deposits increased 8.21% from $247,139,000 at December 31, 2002 to $267,418,000 at June 30, 2003. During the first six months of 2003, CapitalBank offered a jumbo checking product as part of interest-bearing checking. These accounts were offered for a limited time with checking balances of a minimum of $100,000 and paid interest at 3.00%. Of the $26,332,000 increase in interest bearing checking accounts, approximately $21,000,000 was attributable to the jumbo checking product.

Balances within the major deposit categories as of June 30, 2003 and December 31, 2002 are as follows:

(Dollars in thousands)	June 30, 2003	December 31, 2002
Noninterest-bearing demand deposits	$35,194	$29,422
Interest-bearing demand deposits	62,453	36,121
Money market accounts	56,983	66,295
Savings deposits	29,145	27,948
Certificates of deposit	118,837	116,775

	$302,612	$276,561

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us were $31,075,000 as of June 30, 2003. Of this amount, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
03/17/05	6.60%—fixed	$5,000
10/13/05	5.84%—fixed, callable 07/15/03	3,000
03/26/08	5.51%—fixed	1,500
02/02/09	4.95%—fixed	575
03/17/10	5.92%—fixed, callable 09/15/03	5,000
03/30/10	6.02%—fixed, callable 09/30/03	2,000
03/30/10	6.02%—fixed, callable 09/30/03	4,000
03/14/13	1.15%—fixed, callable 03/12/04	10,000

		$31,075

Capital

Quantitative measures established by the federal banking agencies to ensure capital adequacy require us to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

We and CapitalBank are also required to maintain capital at a minimum level based on total average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios at least 1% to 2% above the minimum.

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(continued)

The following table summarizes capital ratios and the regulatory minimum requirements at June 30, 2003:

	Tier 1 Risk-based	Total Risk-based	Tier 1 Leverage
Actual ratio:
Community Capital Corporation	14.11%	15.36%	10.68%
CapitalBank	12.95%	14.20%	9.78%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

Shareholders’ equity was increased by the $2,012,000 proceeds from the exercise of stock options and net income of $2,451,000. Due to changes in the market rates of interest, the fair value of our securities available-for-sale increased, which had the effect of increasing shareholders’ equity by $567,000 net of the deferred taxes for the six months ended June 30, 2003 when compared to December 31, 2002. Total equity was also reduced by cash dividends paid during the six months ended June 30, 2003 which totaled $419,000.

For the near term, maturities and sales of securities available-for-sale are expected to be a primary source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities. We also expect to build our deposit base. Advances from the Federal Home Loan Bank and the Bankers Bank will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $69,530,000 in advances under the terms of our agreement with the Federal Home Loan Bank. Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $34,952,000 of unused lines of credit to purchase federal funds.

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2003, we had issued commitments to extend credit of $45,375,000 and standby letters of credit of $1,633,000 through various types of commercial lending arrangements. Approximately $21,936,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2003.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused commitments to extend credit	$336	$1,989	$15,684	$18,009	$27,366	$45,375
Standby letters of credit	—	214	1,419	1,633	—	1,633

Total	$336	$2,203	$17,103	$19,642	$27,366	$47,008

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(continued)

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

Recently Issued Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure”, an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2003, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148, which had no impact on our financial condition or operating results.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on our financial condition or operating results.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or operating results.

In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The proposed SOP provides that the allowance for credit losses reported on a creditor’s balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, Accounting for Contingencies, and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft are due by September 19, 2003. We have not determined the effect on our financial condition or operating results related to the adoption of this proposed SOP, but such effect would most likely be material.

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(continued)

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

Factors which could cause actual results to differ from expectations include, among other things: (1) the challenges, costs and complications associated with the continued development of our branches; (2) the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of us; (3) our dependence on senior management; (4) competition from existing financial institutions operating in our market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks and more comprehensive services; (5) adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions); (6) changes in deposit rates, the net interest margin, and funding sources; (7) inflation, interest rate, and market fluctuations; (8) risks inherent in making loans including repayment risks and value of collateral; (9) the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses; (10) fluctuations in consumer spending and saving habits; (11) the demand for our products and services; (12) technological changes; (13) the challenges and uncertainties in the implementation of our expansion and development strategies; (14) the ability to increase market share; (15) the adequacy of expense projections and estimates of impairment loss; (16) the impact of changes in accounting policies by the Securities and Exchange Commission; (17) unanticipated regulatory or judicial proceedings; (18) the potential negative effects of future legislation affecting financial institutions (including without limitation laws concerning taxes, banking, securities, and insurance); (19) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (20) the timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet; (21) the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (22) other factors described in this report and in other reports filed by the company with the Securities and Exchange Commission; and (23) our success at managing the risks involved in the foregoing.

COMMUNITY CAPITAL CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on our financial condition and results of operations. The information contained in Item 2 in the section captioned “Provision and Allowance for Loan Losses” is incorporated herein by reference. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.

Item 4. Controls and Procedures

Quarterly evaluation of our Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls), and our “internal controls and procedures for financial reporting” (Internal Controls). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications. Appearing immediately following the Signatures section of this Quarterly Report there is a form of Certification. The form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This section of the Quarterly Report that you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

COMMUNITY CAPITAL CORPORATION

Item 4. Controls and Procedures—(continued)

Scope of the Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our company and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company’s Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

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

COMMUNITY CAPITAL CORPORATION

PART II—OTHER INFORMATION

Items 1, 2 and 3 of Part II are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 21, 2003, we held our Annual Meeting of Shareholders for the purpose of (a) electing members to the board of directors, and (b) ratifying the appointment of Elliott Davis, LLC as our independent auditors for the fiscal year ending December 31, 2003. Five members were up for election for three-year terms, and one director was up for election for a one-year term. Each of the nominees for director received the number of affirmative votes of shareholders required for such nominee’s election in accordance with our Bylaws, and Elliott Davis, LLC received the requisite number of affirmative votes required for approval pursuant to our Bylaws. Of the 3,489,283 outstanding shares, 2,726,776 shares were either voted in person or by proxy for the two matters presented for shareholders’ approval. The following table summarizes the number of votes cast for, against, or withheld as to either matter:

Election of Directors

	For	Withheld
B. Marshall Keys	2,724,745	230
Clinton C. Lemon, Jr.	2,724,745	230
Charles J. Rogers	2,724,745	230
George B. Park	2,724,745	230
Thomas E. Skelton, PhD	2,724,453	522
George D. Rodgers	2,723,471	1,504

Ratification of Auditors

For	Against	Withheld
2,720,455	1,561	2,959

There were no broker non-votes for either matter.

Item 5. Other Information

On January 15, 2003 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.06 per share of common stock, which dividend was paid on March 7, 2003, to holders of record as of the close of business on February 14, 2003.

On April 16, 2003 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.06 per share of common stock, which dividend was paid on May 16, 2003, to holders of record as of the close of business on June 6, 2003.

COMMUNITY CAPITAL CORPORATION

Item 6. Exhibits And Reports on Form 8-K

(a)	31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	Reports on Form 8-K. The following reports were filed on Form 8-K during the quarter ended June 30, 2003.

The Company filed: (1) a Form 8-K on April 18, 2003 reporting earnings for the period ending March 31, 2003; and (2) a Form 8-K on May 22, 2003 announcing the signing of a marketing agreement with Benefit Coordinators, Inc. pursuant to which CapitalBank will assist Benefit Coordinators, Inc. in the marketing of employee welfare plans, including but not limited to plans for life, medical, dental and disability insurance, to Capital Bank’s customers.

COMMUNITY CAPITAL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ William G. Stevens
William G. Stevens
President & Chief Executive Officer

	By:	/s/ R. Wesley Brewer
Date: August 12, 2003		R. Wesley Brewer
Chief Financial Officer