Form 10-Q
period 2003-09-30
COMMUNITY CAPITAL CORP /SC/
filed 2003-11-12
CIK 832847

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN

BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

3,458,197 shares of common stock, $1.00 par value as of October 31, 2003

COMMUNITY CAPITAL CORPORATION

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$12,476	$9,648
Interest-bearing deposit accounts	3	39

Total cash and cash equivalents	12,479	9,687

Securities:
Securities available-for-sale	42,453	50,096
Securities held-to-maturity (estimated fair value of $510 at September 30, 2003 and $550 December 31, 2002)	510	550
Nonmarketable equity securities	3,793	5,166

Total securities	46,756	55,812

Loans held for sale	2,980	2,684
Loans receivable	308,884	288,842
Less allowance for loan losses	(4,372)	(4,282)

Loans, net	304,512	284,560
Premises and equipment, net	9,609	9,850
Accrued interest receivable	1,678	1,907
Intangible assets	3,733	3,992
Cash surrender value of life insurance	10,592	10,289
Other assets	2,508	1,984

Total assets	$394,847	$380,765

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$34,745	$29,422
Interest-bearing	266,955	247,139

Total deposits	301,700	276,561
Federal funds purchased and securities sold under agreements to repurchase	13,585	25,850
Advances from the Federal Home Loan Bank	32,450	31,140
Obligations under capital leases	565	733
Accrued interest payable	516	649
Other liabilities	1,415	1,424

Total liabilities	350,231	336,357

Shareholders’ Equity
Common stock, $1.00 par value; 10,000,000 shares authorized, 4,143,421 and 3,860,790 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	4,143	3,861
Capital surplus	37,159	34,754
Retained earnings	12,180	8,947
Accumulated other comprehensive income	812	989
Treasury stock at cost; 702,522 shares at September 30, 2003 and 330,942 shares December 31, 2002	(9,678)	(4,143)

Total shareholders’ equity	44,616	44,408

Total liabilities and shareholders’ equity	$394,847	$380,765

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans, including fees	$14,251	$14,474	$4,741	$4,911
Investment securities:
Taxable	705	1,176	199	362
Tax-exempt	876	917	286	305
Nonmarketable equity securities	130	157	37	51
Other interest income	2	4	—	—

Total	15,964	16,728	5,263	5,629

Interest expense:
Deposits	3,584	4,112	1,185	1,374
Federal Home Loan Bank advances	1,158	1,457	349	491
Other interest expense	285	315	54	120

Total	5,027	5,884	1,588	1,985

Net interest income	10,937	10,844	3,675	3,644
Provision for loan losses	243	663	100	340

Net interest income after provision for loan losses	10,694	10,181	3,575	3,304

Other operating income:
Service charges on deposit accounts	1,756	1,917	600	668
Residential mortgage origination fees	1,028	487	468	157
Commissions from sales of mutual funds	143	53	73	28
Income from fiduciary activities	282	201	109	80
Gain on sales of nonmarketable equity securities	1,350	—	1,311	—
Gain on sales of securities available-for-sale	24	106	13	—
Gain on sale of fixed assets	29	—	29	—
Other operating income	856	440	350	169

Total	5,468	3,204	2,953	1,102

Other operating expenses:
Salaries and employee benefits	5,288	4,771	1,849	1,661
Net occupancy expense	838	714	300	265
Amortization of intangible assets	259	302	88	90
Furniture and equipment expense	502	565	162	177
Other operating expenses	3,824	2,454	1,989	807

Total	10,711	8,806	4,388	3,000

Income before income taxes	5,451	4,579	2,140	1,406
Income tax provision	1,475	1,250	615	380

Net income	$3,976	$3,329	$1,525	$1,026

Basic net income per share	$1.14	$0.97	$0.44	$0.29
Diluted net income per share	$1.08	$0.91	$0.41	$0.28

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income

for the nine months ended September 30, 2003 and 2002

(Unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2001	$3,559,309	$3,559	$32,548	$4,933	$168	$(1,935)	$39,273
Net income				3,329			3,329
Other comprehensive income, net of tax					1,216		1,216

Comprehensive income							4,545

Exercise of stock options	293,283	293	2,147				2,440
Purchase of treasury stock (141,918 shares)						(1,708)	(1,708)
$0.12 per share cash dividend				(413)			(413)

Balance, September 30, 2002	3,852,592	$3,852	$34,695	$7,849	$1,384	$(3,643)	$44,137

Balance, December 31, 2002	3,860,790	$3,861	$34,754	$8,947	$989	$(4,143)	$44,408
Net income				3,976			3,976
Other comprehensive income, net of tax					(177)		(177)

Comprehensive income							3,799

Exercise of stock options	282,631	282	2,405				2,687
Purchase of treasury stock (371,580 shares)						(5,535)	(5,535)
$0.21 per share cash dividend				(743)			(743)

Balance, September 30, 2003	4,143,421	$4,143	$37,159	$12,180	$812	$(9,678)	$44,616

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$3,976	$3,329

Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	643	710
Provision for possible loan losses	243	663
Amortization of intangible assets	259	303
Amortization less accretion on investments	19	29
Amortization of deferred loan costs	222	252
Gains on sales of nonmarketable equity securities	(1,350)	—
Gains on sales of securities available-for-sale	(24)	(106)
Gain on sale of premises and equipment	(29)	—
Gain on sale of other real estate	—	(1)
Loss on sale of other real estate	50	26
Disbursements for mortgages held for sale	(42,668)	(21,508)
Proceeds of sales of residential mortgages	42,377	19,911
(Increase) decrease in interest receivable	229	130
Increase (decrease) in interest payable	(133)	(378)
(Increase) decrease in other assets	(1,224)	(8,171)
Increase (decrease) in other liabilities	(177)	(2,041)

Net cash provided (used) by operating activities	2,413	(6,852)

Cash flows from investing activities:
Net increase in loans to customers	(20,823)	(37,704)
Purchases of securities available-for-sale	(9,025)	(7,730)
Proceeds from maturities of securities available-for-sale	12,385	11,164
Proceeds from sales of securities available-for-sale	4,543	5,134
Proceeds from sales of nonmarketable equity securities	3,358	—
Purchases of nonmarketable equity securities	(635)	—
Proceeds from sales of premises and equipment	275	80
Proceeds from sales of other real estate	356	404
Purchases of premises and equipment	(648)	(390)

Net cash used by investing activities	(10,214)	(29,042)

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	25,139	15,734
Net increase (decrease) in federal funds purchased and repos	(12,265)	19,488
Repayments of Federal Home Loan Bank borrowings	(20,590)	(105)
Proceeds from Federal Home Loan Bank borrowings	21,900	—
Dividends paid	(743)	(413)
Proceeds from exercise of stock options	2,687	2,440
Purchase of treasury stock	(5,535)	(1,708)

Net cash provided by financing activities	10,593	35,436

Net increase (decrease) in cash and cash equivalents	2,792	(458)

Cash and cash equivalents, beginning of period	9,687	9,291

Cash and cash equivalents, end of period	$12,479	$8,833

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2003 and for the interim periods ended September 30, 2003 and 2002 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in our 2002 Annual Report.

Note 2 - Supplemental Cash Flow Information

(Dollars in thousands)	Nine Months Ended September 30,
	2003	2002
Cash paid during the period for:
Income taxes	$1,051	$2,979
Interest	5,160	6,262

Noncash investing and financing activities:
Foreclosures on loans	487	485

Note 3 - Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us were $32,450,000 as of September 30, 2003. Of this amount, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
10/13/05	5.84% - fixed, callable 10/14/03	$3,000
02/02/09	4.95% - fixed	550
03/30/10	6.02% - fixed, callable 12/30/03	2,000
03/17/10	5.92% - fixed, callable 12/17/03	5,000
03/14/13	1.15% - fixed, callable 03/15/04	10,000
09/05/08	3.03% - fixed, callable 09/05/06	5,400
09/29/08	1.86% - fixed, callable 09/29/05	6,500

		$32,450

Note 4 - Shareholders’ Equity

During the first nine months of 2003, we purchased 218,950 shares of treasury stock at an average price of $13.01 per share through our stock repurchase program. During the third quarter, we purchased an additional block of 152,630 shares at $17.50 per share through a private transaction with a single shareholder. Total treasury stock at September 30, 2003 was 702,522 shares. There were 282,631 options exercised by the employees and directors of the Company with total proceeds of $2,687,000 at an average exercise price of $10.51. On January 15, 2003, the Board of Directors declared a cash dividend of $0.06 per share, which was paid to shareholders on March 7, 2003. On April 16, 2003, the Board of Directors declared a cash dividend of $0.06 per share, which was paid on June 6, 2003. On July 16, 2003, the Board of Directors declared a cash dividend of $0.09 per share, which was paid on August 15, 2003.

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

	Nine Months Ended September 30,
(Dollars in thousands, except for per share data)	2003	2002
Net income, as reported	$3,976	$3,329
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(113)	(197)

Pro forma net income	$3,863	$3,132

Earnings per share:
Basic - as reported	$1.14	$0.97

Basic - pro forma	$1.10	$0.91

Diluted - as reported	$1.08	$0.91

Diluted - pro forma	$1.05	$0.86

	Three Months Ended September 30,
(Dollars in thousands, except for per share data)	2003	2002
Net income, as reported	$1,525	$1,026
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(31)	(31)

Pro forma net income	$1,494	$995

Earnings per share:
Basic - as reported	$0.44	$0.29

Basic - pro forma	$0.43	$0.28

Diluted - as reported	$0.41	$0.28

Diluted - pro forma	$0.40	$0.27

COMMUNITY CAPITAL CORPORATION

Note 6 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the nine and three month periods ended September 30, 2003 and 2002 are as follows:

	Nine Months Ended September 30, 2003
(Dollars in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$3,976	3,499,320	$1.14

Effect of dilutive securities
Stock options	—	188,054

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$3,976	3,687,374	$1.08

	Nine Months Ended September 30, 2002
(Dollars in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$3,329	3,425,803	$0.97

Effect of dilutive securities
Stock options	—	214,872

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$3,329	3,640,675	$0.91

	Three Months Ended September 30, 2003
(Dollars in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,525	3,503,909	$0.44

Effect of dilutive securities
Stock options	—	180,686

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,525	3,684,595	$0.41

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Earnings Per Share - (continued)

	Three Months Ended September 30, 2002
(Dollars in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,026	3,536,865	$0.29

Effect of dilutive securities
Stock options	—	189,503

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,026	3,726,368	$0.28

Note 7 - Comprehensive Income

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects for the nine and three month periods ended September 30, 2003 and 2002:

(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Nine Months Ended September 30, 2003:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	1,105	(348)	757
Less: reclassification adjustment for gains realized in net income	(1,374)	440	(934)

Net unrealized gains (losses) on securities	(269)	92	(177)

Other comprehensive income	$(269)	$92	$(177)

(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Nine Months Ended September 30, 2002:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,948	$(660)	$1,288
Less: reclassification adjustment for gains realized in net income	(106)	34	(72)

Net unrealized gains (losses) on securities	1,842	(626)	1,216

Other comprehensive income	$1,842	$(626)	$1,216

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 - Comprehensive Income - (continued)

(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Three Months Ended September 30, 2003:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(228)	(72)	156
Less: reclassification adjustment for gains realized in net income	(1,327)	427	(900)

Net unrealized gains (losses) on securities	(1,099)	355	(744)

Other comprehensive income	$(1,099)	$355	$(744)

(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
For the Three Months Ended September 30, 2002:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$904	$(307)	$597
Less: reclassification adjustment for gains realized in net income	—	—	—

Net unrealized gains (losses) on securities	904	(307)	597

Other comprehensive income	$904	$(307)	$597

Note 8 - Merger with Abbeville Capital Corporation

On August 19, 2003, we signed a Letter of Intent to acquire Abbeville Capital Corporation, the holding company of The Bank of Abbeville. On October 15, 2003, a definitive merger agreement was approved by the Board of Directors of both companies. The total transaction price is valued at $15 million and is anticipated that 50 percent of the merger consideration will be in cash and 50 percent in our stock. The merger is subject to regulatory approval and the approval of the shareholders of Abbeville Capital Corporation. The transaction is expected to close in the first quarter of 2004.

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of September 30, 2003 compared to December 31, 2002 and the results of operations for the nine and three months ended September 30, 2003 compared to the nine and three months ended September 30, 2002. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2003, net interest income, the major component of our net income, was $10,937,000 compared to $10,844,000 for the same period of 2002, an increase of $93,000 or 0.86%. For the three months ended September 30, 2003, net interest income was $3,675,000 compared to $3,644,000 for the comparable period of 2002. The average rate realized on interest-earning assets decreased to 6.10% from 6.95%, while the average rate paid on interest-bearing liabilities decreased to 2.15% from 2.78% for the nine month periods ended September 30, 2003 and 2002, respectively.

The net interest spread and net interest margin were 3.95% and 4.22%, respectively, for the nine month period ended September 30, 2003, compared to 4.17% and 4.56% for the nine month period ended September 30, 2002.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management feels is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2003 and 2002, the provision was $243,000 and $663,000, respectively. For the three months ended September 30, 2003 and 2002, the provision for loan losses was $100,000 and $340,000, respectively. Our nonperforming loans totaled $1,682,000 at September 30, 2003 compared to $2,308,000 at September 30, 2002. Criticized and classified loans have decreased from $16,836,000 at September 30, 2002 to $11,874,000 at September 30, 2003. During the twelve month period ending September 30, 2003, loans increased $18,857,000 or 6.50%, and combined, these numbers reflect the improvement in the overall loan portfolio. The allowance for loan losses was 1.42% of total loans at September 30, 2003, as compared to 1.48% at September 30, 2002.

Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience regarding among other items trends in the amount of criticized and classified loans and the amount of total outstanding loans, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at September 30, 2003 to meet presently known and inherent risks in the loan portfolio.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2003 was $5,468,000, an increase of $2,264,000, or 70.66% compared to $3,204,000 for the nine months ended September 30, 2002. Total noninterest income for the quarter ended September 30, 2003 increased $1,851,000, or 167.97% to $2,953,000, compared to $ 1,102,000 at September 30, 2002.

We realized a gain on the sale of nonmarketable equity securities of $1,350,000 for the nine months ended September 30, 2003 and $1,311,000 for the quarter ended September 30, 2003 compared to no gains for the same periods in 2002. Gains on the sales of securities available for sale for the nine months ended September 30, 2003 were $24,000 compared to $106,000 for the nine months ended September 30, 2002. We also realized a gain on the sale of fixed assets of $29,000 during the third quarter of 2003 compared to no gains in 2002.

Residential mortgage origination fees increased 111.09% to $1,028,000 from $487,000 for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002 and increased 198.09% to $468,000 from $157,000 for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. Mortgage originations have increased because of more customers refinancing their mortgages due to low interest rates. If market interest rates experience a substantial and prolonged increase, however, such increase could reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their credit costs. In periods of rising interest rates, demand for mortgage loans typically declines. Our income from our mortgage origination fees would significantly decrease following a decline in demand for mortgage loans. Any of these events could adversely affect our results of operations or financial condition.

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Service charge income decreased $161,000, or 8.40% from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 and $68,000, or 10.18% from the three months ended September 30, 2002 to the three months September 30, 2003.

The income from fiduciary activities increased $81,000, or 40.30% from the nine month period ended September 30, 2002 to the nine month period ended September 30, 2003, and $29,000, or 36.25% from the three month period ended September 30, 2002 to the three month period ended September 30, 2003. Commissions on the sale of mutual funds increased $90,000, or 169.81% from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 and $45,000, or 160.71% for the three months ended September 30, 2002 to the three months ended September 30, 2003.

Other operating income increased $416,000 from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 and $181,000 from the three months ended September 30, 2003 compared to the three months ended September 30, 2003. The increase is partially due to income realized on BOLI (Bank Owned Life Insurance) that was purchased in August 2002. Also included in other operating income was $109,000 resulting from MetLife’s acquisition of General American Life Insurance Company, a mutual company. By virtue of our ownership of General American policies, we received a pro rata portion of the purchase price of the mutual company.

Noninterest Expense

Total noninterest expense for the first nine months of 2003 was $10,711,000, an increase of $1,905,000, or 21.63%, when compared to the first nine months of 2002. The primary reasons for the increase was due to the prepayment penalty expense of $786,200 associated with the early extinguishment of Federal Home Loan Bank debt and $224,000 associated with the early termination of a computer mainframe lease due to a software conversion. Both of these charges are included in other operating expenses. For the quarter ended September 30, 2003, noninterest expense was $4,388,000, an increase of $1,388,000, or 46.27%, over the comparable period of 2002.

The primary component of noninterest expense is salaries and benefits, which were $5,288,000, and $4,771,000 for the nine months ended September 30, 2003 and 2002, respectively and $1,849,000 and $1,661,000 for the three months ending September 30, 2003 and 2002, respectively. These increases are due to staff increases from the opening of new branches. In addition to the opening of a new branch in Greenville, South Carolina in December 2002, we also opened a new branch in Clinton, South Carolina in April 2003. Net occupancy expense increased $124,000 for the nine month period ending September 30, 2003, an increase of 17.37% over the related period in 2002. These increases are also due to increases from the opening of new branches. The amortization of intangible assets decreased $43,000, or 14.24% to $259,000 for the nine months ended September 30, 2003 and 2002 respectively, and $2,000, or 2.22% for the three months ending September 30, 2003 and 2002. Other operating expenses increased $1,370,000 or 55.83% to $3,824,000 for the nine months ended September 30, 2003, as compared to the same period in 2002. As noted above, a large portion of the increase was associated with the prepayment penalty on the extinguishment of FHLB advances and the write-off of a lease obligation due to a software conversion. Expenses associated with the opening of new branches also led to operating expense increases.

Income Taxes

For the nine months ended September 30, 2003 and 2002, the effective income tax rate was 27.06% and 27.30%, respectively, and the income tax provision was $1,475,000 and $1,250,000, respectively. For the quarter ended September 30, 2003, the effective tax rate was 28.74% compared to 27.03% for the third quarter of 2002.

Net Income

The combination of the above factors resulted in net income of $3,976,000 for the nine months ended September 30, 2003 compared to $3,329,000 for the comparable period in 2002. For the quarter ended September 30, 2003, net income was $1,525,000, an increase of $499,000 when compared to the third quarter of 2002. The gain on sale of nonmarketable equity securities and reduced provision for loan losses were the primary reasons for the increase in net income for the nine month and three month periods ended September 30, 2003.

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Assets and Liabilities

During the first nine months of 2003, total assets increased $14,082,000, or 3.70%, when compared to December 31, 2002. We experienced an increase of 6.94% in the loan area during the first nine months of 2003; however, this growth was partially offset by a decrease in securities of $9,056,000 from December 31, 2002 to September 30, 2003. Proceeds from maturities and calls of securities were used to fund loan growth. On the liability side, total deposits increased $25,139,000, or 9.09%, to $301,700,000 at September 30, 2003. Federal funds purchased and securities sold under agreements to repurchase decreased $12,265,000 to $13,585,000 at September 30, 2003 from December 31, 2002. This decrease was primarily attributable to an increase in deposits which resulted in the need for less federal funds purchased. Advances from the Federal Home Loan Bank increased $1,310,000 from December 31, 2002 as we restructured our advances with them. The decrease in obligations under capital leases was partially due to the early write-off of our computer mainframe lease due to a software conversion.

Investment Securities

Investment securities decreased 16.23% to $46,756,000 at September 30, 2003. The decrease was due to a decrease in securities available-for-sale and nonmarketable equity securities. Securities available for sale decreased $7,643,000 to $42,453,000 at September 30, 2003. Proceeds from the maturities, sales and calls of securities were used to fund loan growth. Nonmarketable equity securities decreased $1,373,000 to $3,793,000 at September 30, 2003. The decrease was the result of the sale of all of our stock in another community bank and the sale of the majority of our stock in a correspondent financial institution.

Loans

Loans receivable increased $20,042,000, or 6.94%, since December 31, 2002. The majority of our loan growth was in real estate loans. Real estate loans increased $16,606,000 or 7.55% to $236,427,000 at September 30, 2003 from December 31, 2002. Balances within the major loan receivable categories as of September 30, 2003 and December 31, 2002 are as follows:

(Dollars in thousands)	September 30, 2003	December 31, 2002
Commercial and agricultural	$32,258	$30,092
Real estate	236,427	219,821
Home equity	23,364	21,095
Consumer, installment	15,562	16,323
Consumer, credit card and checking	1,273	1,511

	$308,884	$288,842

Although the real estate loan receivable category accounts for the majority of our total loans receivable, rising mortgage loan interest rates could slow the volume of activity within this loan receivable category.

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)	September 30, 2003	September 30, 2002
Loans:
Nonaccrual loans	$1,343	$1,682
Accruing loans more than 90 days past due	339	626

	1,682	2,308

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	September 30,
	2003	2002
Balance, January 1,	$4,282	$4,103
Provision for loan losses for the period	243	663
Chargeoffs	(409)	(589)
Recoveries	256	105

Balance, end of period	$4,372	$4,282

Gross loans outstanding, end of period	$308,884	$290,027

Allowance for loan losses to loans outstanding	1.42%	1.48%

Premises and Equipment

Purchases of fixed assets during the first nine months of 2003 totaled $648,000. Of this amount, $316,000 of these purchases was in the third quarter of 2003. Total fixed assets, net of depreciation, decreased $241,000 during the first nine months of 2003. We plan to convert to a new core processing system and to begin outsourcing our data processing functions on or about November 15, 2003 that may, among other items, require replacement of upgrades to our network components.

Deposits

Total deposits increased $25,139,000, or 9.09%, from December 31, 2002. During the first nine months of 2003, CapitalBank offered a jumbo checking product as part of interest-bearing checking. These accounts were offered for a limited time with checking balances of a minimum of $100,000 and paid interest at 3.00%. Of the $29,033,000 increase in interest bearing checking accounts, approximately $21,000,000 was attributable to the jumbo checking product. Expressed in percentages, noninterest-bearing deposits increased 18.09% and interest bearing deposits increased 8.02%.

Balances within the major deposit categories as of September 30, 2003 and December 31, 2002 are as follows:

(Dollars in thousands)	September 30, 2003	December 31, 2002
Noninterest-bearing demand deposits	$34,745	$29,422
Interest-bearing demand deposits	65,154	36,121
Money market accounts	59,791	66,295
Savings deposits	29,519	27,948
Certificates of deposit	112,491	116,775

	$301,700	$276,561

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

In an effort to increase core deposits in certain targeted market areas, we offered in the first quarter of 2003 interest rates of 3% (as opposed to market rates of approximately 1%) on interest-bearing checking accounts opened in such targeted areas with a minimum opening balance of $100,000. We guaranteed this interest rate through December 31, 2003. From December 31, 2002 to September 30, 2003, interest-bearing checking account balances increased by $29,033,000, as reflected above.

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us were $32,450,000 as of September 30, 2003. In order to better manage our asset liability position, we prepaid three advances totaling $10,500,000 during the quarter ending September 30, 2003. We then obtained two new advances totaling $11,900,000 during the quarter. The following advances from Federal Home Loan Bank have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
10/13/05	5.84% - fixed, callable 10/14/03	$3,000
02/02/09	4.95% - fixed	550
03/30/10	6.02% - fixed, callable 12/30/03	2,000
03/17/10	5.92% - fixed, callable 12/17/03	5,000
03/14/13	1.15% - fixed, callable 03/15/04	10,000
09/05/08	3.03% - fixed, callable 09/05/06	5,400
09/29/08	1.86% - fixed, callable 09/29/05	6,500

		$32,450

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

The following table summarizes our capital ratios and the regulatory minimum requirements at September 30, 2003:

	Tier 1 Risk-based	Total Risk-based	Tier 1 Leverage
Actual ratio:
Community Capital Corporation	13.83%	15.09%	10.14%
CapitalBank	13.41%	14.67%	9.84%

Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

Shareholders’ equity was increased by the $2,687,000 proceeds from the exercise of stock options and net income of $3,976,000. These increases were offset to a large extent by the purchase of treasury stock during the year. We purchased 371,580 shares of treasury stock for $5,535,000. Shareholders’ equity was also decreased by $743,000 paid to shareholders for cash dividends. Due to changes in the market rates of interest, the fair value of our securities available-for-sale decreased, which had the effect of decreasing shareholders’ equity by $177,000 net of the deferred taxes for the nine months ended September 30, 2003 when compared to December 31, 2002.

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

For the near term, maturities and sales of securities available-for-sale are expected to be a primary source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities. We also expect to build our deposit base. Advances from the Federal Home Loan Bank and the Bankers Bank will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $56,056,000 in advances under the term of our agreement with the Federal Home Loan Bank. Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $43,386,000 of unused lines of credit to purchase federal funds.

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period. At September 30, 2003, we had issued commitments to extend credit of $51,545,000 and standby letters of credit of $596,000 through various types of commercial lending arrangements. Approximately $22,370,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2003.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused commitments to extend credit	$991	$3,271	$22,135	$26,397	$25,148	$51,545
Standby letters of credit	—	157	439	596	—	596

Totals	$991	$3,428	$2,574	$26,993	$5,148	$52,141

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

Recently Issued Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation - Transition and Disclosure”, an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2003, and for financial reports containing condensed financial statements for interim period beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148, which had no impact on our financial condition or operating results.

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

Factors that could cause actual results to differ from expectations include, among other things: (1) the challenges, costs and complications associated with the continued development of our branches and our proposed plan to be the survivor of a merger with Abbeville Capital Corporation; (2) the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of us; (3) our dependence on senior management; (4) competition from existing financial institutions operating in our market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks and more comprehensive services; (5) adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions); (6) changes in deposit rates, the net interest margin, and funding sources; (7) inflation, interest rate, market, and monetary fluctuations; (8) risks inherent in making loans including repayment risks and value of collateral; (9) the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses; (10) fluctuations in consumer spending and saving habits; (11) the demand for our products and services; (12) technological changes, including without limitation our planned conversion to a new core processing system and outsourcing of our data processing functions scheduled to occur on November 15, 2003 that may, among other items, require replacement or upgrades to our network components; (13) the challenges and uncertainties in the implementation of our expansion and development strategies; (14) the ability to increase market share; (15) the adequacy of expense projections and estimates of impairment loss; (16) the impact of changes in accounting policies by the Securities and Exchange Commission; (17) unanticipated regulatory or judicial proceedings; (18) the potential negative effects of future legislation affecting financial institutions (including without limitation laws concerning taxes, banking, securities, and insurance); (19) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (20) the timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet; (21) the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (22) other factors described in this report and in other reports we have filed with the Securities and Exchange Commission; and (23) our success at managing the risks involved in the foregoing.

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

Item 4. Controls and Procedures

Quarterly Controls Evaluation and Related CEO and CFO Certifications

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act), are located at exhibits 31.1 and 31.2, respectively. This Controls and Procedures section includes the information concerning the controls evaluation referred to in those certifications and should be read in conjunction with the certifications for a more complete understanding of the topics addressed.

COMMUNITY CAPITAL CORPORATION

Item 4. Controls and Procedures – Continued

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (Commission) rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. To the extent that components of our internal control over financial reporting are included in our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that resource constraints exist, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, controls problems, or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and to supplement the disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our finance personnel, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements. The overall goals of these various evaluation activities are to monitor our Disclosure Controls as dynamic systems that change as conditions warrant.

Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting and whether we had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally and because Item 5 in the Exhibit 31.1 and 31.2 certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”, which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize, and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that erroneous or fraudulent misstatements (which would be undetected within a timely period by employees in the normal course of performing their assigned functions) may occur in amounts that would be material in relation to the financial statements. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement, and/or correction to make in accordance with our ongoing procedures.

COMMUNITY CAPITAL CORPORATION

Item 4. Controls and Procedures – Continued

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the date of the controls evaluation, our Disclosure Controls were effective to provide reasonable assurance that material information relating to our company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

From the date of the controls evaluation to the date of this Quarterly Report, there have been no significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Items 1, 2, 3, and 4 of Part II are not applicable.

Item 5. Other Information

On July 16, 2003 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.09 per share of common stock, which dividend was paid on September 5, 2003, to holders of record as of the close of business on August 15, 2003.

Item 6. Exhibits And Reports on Form 8-K

(a)

Exhibit 31.1 Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31.2 Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K. The following reports were filed on Form 8-K during the quarter ended September 30, 2003.

We filed: (1) a Form 8-K on July 17, 2003 reporting earnings for the period ending June 30, 2003; (2) a Form 8-K on August 19, 2003 announcing the signing of a letter of intent dated as of August 18, 2003 to merge us with Abbeville Capital Corporation, with us being the surviving entity; (3) a Form 8-K on August 22, 2003 announcing our participation on that same day in the inaugural South Carolina Investors Symposium 2003 in Greenville, South Carolina; and (4) a Form 8-K on August 27, 2003 announcing the redemption as of August 26, 2003 of 152,630 shares of our stock in a private transaction with a single shareholder.

COMMUNITY CAPITAL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	By:	/s/ WILLIAM G. STEVENS
William G. Stevens President & Chief Executive Officer

Date: November 12, 2003	By:	/s/ R. WESLEY BREWER
R. Wesley Brewer Chief Financial Officer