Form 10-K/A
period 2002-12-31
COMMUNITY CAPITAL CORP /SC/
filed 2004-01-07
CIK 832847

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement in connection with its 2003 Annual Meeting of Stockholders (Part III).

     This amendment substitutes the Independent Auditors' Report issued by Tourville, Simpson & Caskey, L.L.P. for the two-year period ended December 31, 2001 with an Independent Auditors' Report issued by Elliott Davis, LLC for the same two-year period. Tourville, Simpson & Caskey, L.L.P. dissolved upon the filing of a Notice of Dissolution with the South Carolina Secretary of State on December 31, 2002 and was therefore unable to issue its consent in connection with our registration statement on Form S-4 filed on December 2, 2003. This amendment reflects only the revisions necessary for this Independent Auditors' Report substitution.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Community Capital Corporation, has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          COMMUNITY CAPITAL CORPORATION


Dated: January 7, 2004                    By: /s/ William G. Stevens
                                              ----------------------------------
                                          William G. Stevens
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                                    Date
------------------------------   --------------------------------------   --------------


/s/ William G. Stevens           President, Chief Executive Officer,      January 7, 2004
------------------------------   and Director
William G.  Stevens


/s/ R. Wesley Brewer             Chief Financial Officer, Executive       January 7, 2004
------------------------------   Vice President, and Secretary
R. Wesley Brewer


            *                    Assistant Secretary and Director         January 7, 2004
------------------------------
Patricia C. Edmonds


             *                   Director                                 January 7, 2004
------------------------------
David P. Allred


             *                   Director                                 January 7, 2004
------------------------------
Harold Clinkscales, Jr.


             *                   Director                                 January 7, 2004
------------------------------
Wayne Q. Justesen, Jr.


             *                   Director                                 January 7, 2004
------------------------------
B. Marshall Keys


             *                   Director                                 January 7, 2004
------------------------------
Clinton C. Lemon, Jr.


             *                   Director                                 January 7, 2004
------------------------------
Miles Loadholt


             *                   Director                                 January 7, 2004
------------------------------
Thomas C. Lynch, Jr.


             *                   Director                                 January 7, 2004
------------------------------
H. Edward Munnerlyn



             *                   Director                                 January 7, 2004
------------------------------
George B. Park


             *                   Director                                 January 7, 2004
------------------------------
George D. Rodgers


             *                   Director                                 January 7, 2004
------------------------------
Charles J. Rogers

             *                   Director                                 January 7, 2004
-----------------------------
Thomas E. Skelton

             *                   Director                                 January 7, 2004
-----------------------------
Lex D. Walters


*By: /s/ William G.  Stevens                                              January 7, 2004
     --------------------------
  (William G.  Stevens)
  (As Attorney-in-Fact for each
   of the persons indicated)

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        COMMUNITY CAPITAL CORPORATION AND

              EMPLOYEE STOCK OWNERSHIP PLAN WITH 401(K) PROVISIONS

Independent Accountants' Reports......................................................................F-2

Consolidated Balance Sheets at December 31, 2001 and 2000.............................................F-3

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001, 2000, and 1999.....F-4

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
   For the Years Ended December 31, 2002, 2001, 2000, and 1999........................................F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, 2000, and 1999.....F-6

Notes to Consolidated Financial Statements............................................................F-7

Independent Accountants' Reports Re: Employee Stock Ownership Plan with 401(k) Provisions.............F-8

Statements of Net Assets Available for Benefits ......................................................F-9

Statement of Changes in Net Assets Available for Benefits.............................................F-10

Notes to Consolidated Financial Statements............................................................F-11

INDEPENDENT AUDITORS' REPORT



The Board of Directors
Community Capital Corporation
Greenwood, South Carolina


We have audited the accompanying consolidated balance sheets of Community Capital Corporation as of December 31, 2002 and 2001, and the related consolidated statement of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Community Capital Corporation at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Elliott Davis, LLC
Columbia, South Carolina
January 7, 2004

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