Form 10-K
period 2003-12-31
COMMUNITY CAPITAL CORP /SC/
filed 2004-03-26
CIK 832847

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003
Commission file number: 0-18460

COMMUNITY CAPITAL CORPORATION
(Exact name of Registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57-0866395 (I. R. S. Employer Identification No. )

1402-C Highway 72 West Greenwood, South Carolina (Address of principal executive offices)	29649 (Zip Code)

Registrant’s telephone number, including area code: (864) 941-8200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange On Which Reported

Common Stock, par value $1.00 per share	American Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ] No [X]

          The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2003 was approximately $48.4 million based upon the last sale price reported for such date on the American Stock Exchange, which was $16.06 per share.

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

On March 10, 2004, the number of shares outstanding of the Registrant’s common stock, $1.00 par value, was 3,889,505.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its 2004 Annual Meeting of Stockholders (Part III).

Advisory Note Regarding Forward-Looking Statements

A number of the presentations and disclosures in this Form 10-K that are not historical facts, including without limitation statements regarding the level of allowance for loan losses, the rate of delinquencies and amounts of charge-offs, and the rates of loan growth, are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this report that forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of us to be materially different from those expressed or implied by the forward-looking statements. Consequently, do not place undue reliance on them. Although we believe that our expectations of future performance are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we have no assurance that actual results will not differ materially from our expectations. We do not intend to update our forward-looking information and statements, whether written or oral, to reflect change. These cautionary statements expressly qualify all forward-looking statements attributable to us.

Factors that could cause actual results to differ from expectations include, among other things: (1) the challenges, costs, and complications associated with: (a) the continued development of our branches, (b) the recent mergers between us and Abbeville Capital Corporation and between our wholly-owned subsidiary, CapitalBank, with the wholly-owned subsidiary of Abbeville Capital Corporation, The Bank of Abbeville, and (c) compliance with the Sarbanes-Oxley Act of 2002, the rules promulgated thereunder, and the related rules promulgated by the American Stock Exchange; (2) the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of us; (3) our dependence on senior management; (4) competition from existing financial institutions operating in our market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks, and more comprehensive services; (5) adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions); (6) changes in deposit rates, the net interest margin, and funding sources; (7) inflation, interest rate, market, and monetary fluctuations; (8) risks inherent in making loans including repayment risks and value of collateral; (9) the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses; (10) fluctuations in consumer spending and saving habits; (11) the demand for our products and services; (12) technological changes; (13) the challenges and uncertainties in the implementation of our expansion and development strategies; (14) the ability to increase market share; (15) the adequacy of expense projections and estimates of impairment loss; (16) the impact of changes in accounting policies by the Securities and Exchange Commission; (17) unanticipated regulatory or judicial proceedings; (18) the potential negative effects of future legislation affecting financial institutions (including without limitation laws concerning taxes, banking, securities, and insurance); (19) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (20) the timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet; (21) the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (22) other factors described in this report and in other reports we have filed with the Securities and Exchange Commission; and (23) our success at managing the risks involved in the foregoing.

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

In 1994, we made the strategic decision to expand beyond the Greenwood County area by creating an organization of independently managed community banks that serve their respective local markets, but which share a common vision and benefit from the strength, resources and economies of a larger institution. In 1995, we opened Clemson Bank & Trust in Clemson, South Carolina. In 1997, we opened Community Bank & Trust in Barnwell, South Carolina, TheBank in Belton, South Carolina, and Mid State Bank in Newberry, South Carolina. During 2000, each of these five community banks operated as a wholly-owned subsidiary of the Company and engaged in a general commercial banking business, emphasizing the banking needs of individuals and small to medium-sized businesses in each bank’s primary service area. Each of the five community banks was a state chartered Federal Reserve member bank. On January 1, 2001, we merged the five community banks into one bank known as CapitalBank.

As of March 4, 2004, we were the survivor of a merger between us and Abbeville Capital Corporation, a South Carolina corporation and the holding company for The Bank of Abbeville, a South Carolina corporation. Immediately following the merger with Abbeville Capital Corporation, we merged The Bank of Abbeville with and into CapitalBank.

Market Areas

At December 31, 2003, CapitalBank had banking locations in Greenwood, Clemson, Calhoun Falls, Prosperity, Clinton, Belton, Greenville, Honea Path, Anderson, Newberry, and Saluda, South Carolina.

The following table sets forth certain information concerning CapitalBank at December 31, 2003:

	Number of Locations	Total Assets	Total Loans	Total Deposits
		(Dollars in thousands)
CapitalBank	13	$412,759	$326,178	$314,273

CapitalBank offers a full range of commercial banking services, including checking and savings accounts, NOW accounts, IRA accounts, and other savings and time deposits of various types ranging from money markets to long-term certificates of deposit. CapitalBank also offers a full range of consumer credit and short-term and intermediate-term commercial and personal loans. CapitalBank conducts residential mortgage loan origination activities pursuant to which mortgage loans are sold to investors in the secondary markets. CapitalBank does not retain servicing of such loans.

CapitalBank also offers trust and related fiduciary services. Discount securities brokerage services are available through a third-party brokerage service that has contracted with CapitalBank.

Lending Activities

General. Through CapitalBank, we offer a range of lending services, including real estate, consumer, and commercial loans, to individuals and small business and other organizations that are located in or conduct a substantial portion of their business in CapitalBank’s market areas. Our total loans at December 31, 2003, totaled $326.2 million, or 87.54% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

Our primary focus has been on commercial and installment lending to individuals and small to medium-sized businesses in its market areas, as well as residential mortgage loans. These loans totaled approximately $221.2 million, and constituted approximately 67.81% of our loan portfolio, at December 31, 2003.

The following table sets forth the composition of our loan portfolio for each of the five years in the period ended December 31, 2003.

Loan Composition

(Dollars in thousands)

	December 31,

	2003	2002	2001	2000	1999

Commercial, financial and agricultural	9.57%	10.42%	13.26%	18.54%	13.58%
Real estate:
Construction	4.98	4.52	5.26	7.27	13.09
Mortgage:
Residential	51.96	53.41	49.25	39.89	30.17
Commercial (1)	27.22	25.48	23.58	21.45	26.67
Consumer and other	6.28	6.17	8.65	12.85	16.49
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Total loans (dollars)	$326,178	$288,842	$248,390	$280,506	$219,054

(1)	The majority of these loans are made to operating businesses where real property has been taken as additional collateral.

Loan Approval. Certain credit risks are inherent in the loan making process. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. We attempt to minimize loan losses through various means and use standardized underwriting criteria. During 2003, these means included the use of policies and procedures that impose officer and customer lending limits and require loans in excess of certain limits to be approved by the Board of Directors of CapitalBank.

Loan Review. We have a continuous loan review process designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of reviewing all past due loans in their respective portfolios. CapitalBank establishes watch lists of potential problem loans.

Deposits

The principal sources of funds for CapitalBank are core deposits, consisting of demand deposits, interest-bearing transaction accounts, money market accounts, saving deposits, and certificates of deposit. Transaction accounts include checking and negotiable order of withdrawal (NOW) accounts that customers use for cash management and that provide CapitalBank with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable source of funding. The largest source of funds for CapitalBank is certificates of deposit. Primarily customers in CapitalBank’s market areas hold certificates of deposit in excess of $100,000. Senior management of CapitalBank, subject to approval by our management, sets deposit rates weekly. Management believes that the rates CapitalBank offers are competitive with other institutions in CapitalBank’s market areas.

Competition

CapitalBank generally competes with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. South Carolina law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in South Carolina is highly competitive. South Carolina law also permits regional interstate banking whereby out-of-state banks and bank holding companies are allowed to acquire and merge with South Carolina banks and bank holding companies, as long as the South Carolina South Carolina State Board of Financial Institutions of Financial Institutions gives prior approval for the acquisition or merger. Many large banking organizations currently operate in the market areas of CapitalBank, several of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking that previously had been the sole domain of commercial banks. See “Government Supervision and Regulation.”

CapitalBank faces increased competition from both federally-chartered and state-chartered financial and thrift institutions, as well as credit unions, consumer finance companies, insurance companies and other institutions in CapitalBank’s market areas. Some of these competitors are not subject to the same degree of regulation and restriction imposed upon CapitalBank. Many of these competitors also have broader geographic markets and substantially greater resources and lending limits than CapitalBank and offer certain services that CapitalBank does not currently provide. In addition, many of these competitors have numerous branch offices located throughout the extended market areas of CapitalBank that we believe may provide these competitors with an advantage in geographic convenience that CapitalBank does not have at present. Such competitors may also be in a position to make more effective use of media advertising, support services, and electronic technology than can CapitalBank.

Employees

Including the employees of CapitalBank, we currently have in the aggregate 145 full-time employees and 17 part-time employees.

Government Supervision and Regulation

General

We, along with CapitalBank, are subject to an extensive collection of state and federal banking laws and regulations that impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of our operations. These regulations are generally intended to provide protections for depositors and borrowers of CapitalBank, rather than for our shareholders. Each of the entities is also affected by government monetary policy and by regulatory measures affecting the banking industry in general. The actions of the Federal Reserve System affect the money supply and, in general, the lending abilities of CapitalBank because decisions relating to money supply increase or decrease the cost and availability of funds to the banks. Additionally, the Federal Reserve System regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in the reserve requirements against bank deposits, and limitations on interest rates that banks may pay on time and savings deposits.

The following discussion sets forth some of the regulatory requirements applicable to bank holding companies and banks and provides certain specific information related to CapitalBank and us. These summaries are qualified in their entirety by reference to the applicable statutes and regulations and are not intended to be an exhaustive description of the statutes or regulations applicable to our and CapitalBank’s business. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of all four entities.

Bank Holding Company Regulation Generally

We are a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and the South Carolina Banking and Branching Efficiency Act of 1996, as amended. As a bank holding company subject to such Acts, we are required to register with the Board of Governors of the Federal Reserve System and the South Carolina State Board of Financial Institutions. We must also file with both agencies annual reports and other information regarding our respective business operations and those of CapitalBank. We are also subject to periodic examinations by these agencies. The regulatory requirements to which we are subject also set forth various conditions regarding the eligibility and qualifications of our directors and officers.

The Federal Reserve Board, pursuant to regulation and published policy statements, has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, we may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, we may not deem it advisable to provide such assistance. Under Federal Bank Holding Company Act of 1956, as amended, the Federal Reserve Board may also require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

The Bank Holding Company Act also limits the types of businesses and operations in which a bank holding company and its subsidiaries, other than banking subsidiaries, may engage. In general, permissible activities are limited to the business of banking and activities found by the Federal Reserve Board to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve Board considers whether the performance of an activity can reasonably be expected to produce benefits to the public (such as greater convenience, increased competition, or gains in efficiency) that outweigh possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). For example, the Federal Reserve Board has deemed permissible: making, acquiring, or servicing loans; leasing personal property; providing certain investment or financial advice; performing certain data processing services; acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions by the bank holding company; and certain limited insurance underwriting activities.

Generally, bank holding companies must obtain prior approval of the Federal Reserve Board to engage in any new activity not previously approved by the Federal Reserve Board. However, despite prior approval, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or terminate its ownership or control of a subsidiary, when the Federal Reserve Board has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that holding company.

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

The South Carolina Banking and Branching Efficiency Act of 1996, as amended, permits the acquisition of South Carolina banks and bank holding companies by, and mergers with, out-of-state banks and bank holding companies with the prior approval of the South Carolina State Board of Financial Institutions. The South Carolina Banking and Branching Efficiency Act of 1996, as amended also permits South Carolina state banks, with prior approval of the South Carolina State Board of Financial Institutions, to operate branches outside the State of South Carolina.

Although the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the South Carolina Banking and Branching Efficiency Act of 1996 have the potential to increase the number of competitors in the marketplace of CapitalBank, we cannot predict the actual impact of such legislation on the competitive positions of such banks.

Gramm-Leach Bliley Act

The Gramm-Leach-Bliley Act (popularly referred to as the Financial Services Modernization Act of 1999 prior to enactment) became effective March 11, 2000. The Gramm-Leach-Bliley Act accomplished a variety of purposes, including facilitating the affiliation among banks, securities firms, and insurance companies and providing privacy protections for customers. Specifically, the Gramm-Leach-Bliley Act (a) amends the Banking Act of 1933 (the Glass-Steagall Act) to repeal the prohibitions against affiliation of any Federal Reserve member bank, such as CapitalBank, with an entity engaged principally in securities activities, and to repeal the prohibitions against simultaneous service by any officer, director, or employee of a securities firm as an officer, director, or employee of any member bank; (b) amends the Federal Bank Holding Company Act of 1956, as amended, to permit bank holding companies to own shares in non-banking organizations whose activities have been determined by the Federal Reserve System to be permissible for bank holding companies; (c) creates a new type of bank, wholesale financial institutions (also referred to as “woofies”), that are regulated by the Federal Bank Holding Company Act of 1956, as amended, and are not able to accept insured deposits, potentially giving holding companies with woofies greater flexibility to engage in non-financial investments; (d) subject to specified exemptions, pre-empts state anti-affiliation laws restricting transactions among insured depository institutions, wholesale financial institutions, insurance concerns, and national banks; (e) amends the Federal Bank Holding Company Act of 1956, as amended, and the Federal Deposit Insurance Act to mandate public meetings concerning proposed large bank mergers and acquisitions; (f) amends the Electronic Fund Transfer Act to mandate certain fee disclosures related to electronic fund transfer services; and (g) imposes certain obligations on financial institutions to protect the privacy and confidentiality of customer nonpublic personal information, including the requirements that financial institutions establish standards for safeguards to protect privacy and confidentiality, provide the standards to customers at the time of establishing the customer relationship and annually during the continuation of the relationship, condition disclosure of the private information to nonaffiliated third parties on the giving of specific disclosures to consumers, and giving consumers the opportunity to prevent such disclosure to third parties.

Although the Gramm-Leach-Bliley Act has the potential to mix commerce and banking and increase our abilities to diversify into a variety of areas, we cannot predict the actual impact of such legislation on us.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. It mandated sweeping reforms and implemented a number of requirements for public companies. Among the reforms and new requirements are the following:

•	Creation of the Public Company Accounting Oversight Board to oversee audits of public companies.

•	Implementation of a variety of requirements designed to ensure greater auditor independence, including the prohibition of certain services that auditors had traditionally provided to clients.

•	Implementation of a variety of requirements regarding audit committees, including that they be entirely independent; that they establish procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and that issuers disclose whether at least one member of the committee is a “financial expert.”

•	Requirement that changes in equity ownership by directors, officers, and 10% stockholders be reported more promptly, generally by the end of the second business day following the trade (subject to limited exceptions).

•	Requirement that CEOs and CFOs certify that the financial information in each annual and quarterly report fairly presents in all material respects the financial condition and results of operations of the issuer as of, and for, the periods presented in the report, and establish and maintain internal controls designed to ensure discovery of material information.

•	Implementation of rules relating to disclosure of all material off-balance sheet transactions and obligations and regarding the presentation of pro-forma financial information in any press release or other public disclosure that was “non-GAAP.”

•	Requirement that issuers disclose whether they have adopted a code of ethics for senior executives and any waivers or changes in the code.

•	Requirement that CEOs and CFOs disgorge incentive compensation and profits from their sales of company securities after restatement of financial information.

•	Prohibition against directors and executive officers from transacting in company equity securities received in connection with employment during any pension fund blackout of such equity.

•	Requirement that SEC review each issuer’s periodic reports at least once every three years.

•	Acceleration of the time schedule during which Forms 10-K and 10-Q and 8-K must be filed for certain issuers and expansion of the items reportable under Form 8-K.

•	Issuance of new requirements regarding the obligations of attorneys to report evidence of a material violation of securities law or breach of fiduciary duty to the issuer’s chief legal counsel or chief executive officer and ultimately to the Board of Directors.

•	Adoption of new rules regarding statutes of limitation and penalties with respect to securities law violations.

Though the Sarbanes-Oxley Act will have a meaningful impact on our operations, we do not believe that we will be affected by Sarbanes-Oxley in ways that are materially different or more onerous than other public companies of similar size and nature.

FIRREA

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 established two insurance funds under the jurisdiction of the FDIC: the Savings Association Fund and the Bank Insurance Fund. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 also imposed, with certain exceptions, a “cross guaranty” on the part of commonly controlled depository institutions such as CapitalBank. Under this provision, if one depository institution subsidiary of a multi-bank holding company fails or requires FDIC assistance, the FDIC may assess a commonly controlled depository institution for the estimated losses suffered by the FDIC. The FDIC’s claim is junior to the claims of nonaffiliated depositors, holders of secured liabilities, general creditors, and subordinated creditors, but is superior to the claims of shareholders.

Limitations on Acquisitions of Common Stock

The federal Change in Bank Control Act (“CBCA”) prohibits a person or group of persons from acquiring “control” of a bank holding company or bank unless the appropriate federal bank regulator has been given 60 days prior written notice of such proposed acquisition and within that time period such regulator has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. The acquisition of 25% or more of any class of voting securities constitutes the acquisition of control under the CBCA. In addition, under a rebuttal presumption established under the CBCA regulations, the acquisition of 10% or more of a class of voting stock of a bank holding company or a FDIC insured bank, with a class of securities registered under or subject to the requirements of Section 12 of the Securities Exchange Act of 1934 would, under the circumstances set forth in the presumption, constitute the acquisition of control.

Any “company” would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of our outstanding common stock of, or such lesser number of shares as constitutes control. Such approval would be contingent upon, among other things, the acquirer registering as a bank holding company, divesting all impermissible holdings and ceasing any activities not permissible for a bank holding company.

Bank Secrecy Act

The Bank Secrecy Act requires financial institutions to keep records and file reports that are determined to have a high degree of usefulness in criminal, tax and regulatory matters, and to implement counter-money laundering programs and compliance procedures.

USA Patriot Act of 2001

In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Reserve Requirement

CapitalBank is a member of the Federal Deposit Insurance Corporation, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor through its Bank Insurance Fund. For this depositor protection, each bank pays a semi-annual statutory assessment and is subject to the rules and regulations of the Federal Deposit

Insurance Corporation. The federal banking laws require all insured banks, including CapitalBank, to maintain reserves against their checking and transaction accounts (primarily checking accounts, NOW and Super NOW checking accounts). Because reserves must generally be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirements is to increase the respective bank’s cost of funds.

Loan Restrictions

CapitalBank is also subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, investments in or certain other transactions with affiliates. In addition, limits are placed on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Most of these loans and certain other transactions must be secured in prescribed amounts.

CapitalBank is also subject to Section 23B of the Federal Reserve Act, which prohibits an institution from engaging in transactions (including extensions of credit) with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliates.

In addition, CapitalBank may not engage in certain “tie-in” or “tying” arrangements in connection with any extension of credit or the providing of any property or service. Tying is generally defined as any arrangement in which a bank requires a customer who wants one service, such as credit, to buy other products or services from the bank or its affiliates as a condition of receiving the first service.

Restrictions on the Payment of Dividends

We depend primarily on dividends from CapitalBank for cash flow to pay dividends to our shareholders. State and federal statutes and regulations limit the payment of dividends by CapitalBank, as well as the payment of dividends by us to our shareholders. For example, South Carolina state business corporation law requires that dividends may be paid only if such payment would not render the companies insolvent or unable to meet their obligations as they come due. Additionally, all dividends of the state subsidiary banks must be paid out of the respective undivided profits then on hand, after deducting expenses, including losses and bad debts. As a member of the Federal Reserve System, CapitalBank may not declare a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of their respective net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). CapitalBank must obtain the approval of the Federal Reserve Board if the total of all dividends declared by it in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. The payment of dividends also may be affected or limited by other federal and state regulatory restrictions and factors, such as the requirement to maintain adequate capital in accordance with other state and federal regulatory guidelines.

Capital Adequacy

The Federal Deposit Insurance Corporation Improvement Act required federal banking agencies to broaden the scope of regulatory corrective action taken with respect to depository institutions that do not meet minimum capital and related requirements and to take such actions promptly in order to minimize losses to the Federal Deposit Insurance Corporation. In connection with this Act, federal banking agencies established capital measures (including both a leverage measure and a risk-based capital measure) and specified for each capital measure the levels at which depository institutions will be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. If an institution becomes classified as undercapitalized, the appropriate federal banking agency will require the institution to submit an acceptable capital restoration plan and can suspend or greatly limit the institution’s ability to effect numerous actions including capital distributions, acquisitions of assets, the establishment of new branches, and the entry into new lines of business.

Specifically, bank regulators assign a risk weight to each category of assets based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a “risk-weighted” asset base. The minimum ratio of total risk-based capital to risk-weighted assets is 8.0%. At least half of the risk-based capital must consist of Tier 1 capital, which is comprised of common equity, retained earnings, and certain types of preferred stock and excludes goodwill and various intangible assets. The remainder, or Tier 2 capital, may consist of a limited amount of subordinated debt, certain hybrid capital instruments, and other debt securities, preferred stock, and an allowance for loan losses not to exceed 1.25% of risk-weighted assets. The leverage ratio is a company’s Tier 1 capital divided by its adjusted total assets. The leverage ratio requires a 3.0% Tier 1 capital to adjusted average asset ratio for institutions with the highest regulatory rating of 1. All other institutions must maintain a leverage ratio of 4.0% to 5.0%.

As of December 31, 2003, CapitalBank and we exceeded our respective fully phased-in minimum requirements.

Other Regulations

Our status as a registered bank holding company under the Bank Holding Company Act does not exempt us from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws. Each of the entities is under the jurisdiction of the Securities and Exchange Commission and of state securities commissions for matters relating to the offer and sale of their respective securities. Interest and certain other charges collected or contracted for by the subsidiary banks are also subject to state usury laws and certain federal laws concerning interest rates.

The loan operations of CapitalBank are subject to certain federal laws applicable to credit transactions, such as: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Community Reinvestment Act of 1977, requiring financial institutions to meet their obligations to provide for the total credit needs of the communities they serve, including investing their assets in loans to low- and moderate-income borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; the Fair Housing Act, prohibiting discriminatory practices relative to real estate-related transactions, including the financing of housing; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of CapitalBank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; the Truth in Savings Act, requiring depository institutions to disclose the terms of deposit accounts to consumers; and the Expedited Funds Availability Act, requiring financial institutions to make deposited funds available according to specified time schedules and to disclose funds.

Enforcement Authority

The Federal Reserve Board has enforcement authority over bank holding companies and non-banking subsidiaries to forestall activities that represent unsafe or unsound practices or constitute violations of law. It may exercise these powers by issuing cease-and-desist orders or through other actions. The Federal Reserve Board may also assess civil penalties against companies or individuals who violate the Bank Holding Company Act or related regulations in amounts up to $1 million for each day’s violation. The Federal Reserve Board can also require a bank holding company to divest ownership or control of a non-banking subsidiary or require such subsidiary to terminate its non-banking activities. Certain violations may also result in criminal penalties.

The Federal Deposit Insurance Corporation possesses comparable authority under the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation Improvement Act, and other statutes. In addition, the Federal Deposit Insurance Corporation can terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is in an unsafe and unsound condition to continue operations, or has violated any applicable law, regulation, rule, or order of, or condition imposed by, the appropriate supervisors.

Item 2. Properties.

We operate out of an approximately 3,000 square foot building located on approximately one acre of land leased from a third party in Greenwood, South Carolina. At December 31, 2003, CapitalBank operated thirteen full service branches in South Carolina, three of which are located in Greenwood and one of which is located in each of Anderson, Newberry,

Belton, Greenville, Clemson, Saluda, Prosperity, Honea Path, Clinton and Calhoun Falls. Of CapitalBank’s branches, eight are located on land owned by CapitalBank, two are located on land owned by us and leased to CapitalBank, one is located on land CapitalBank leases from one of our former directors, and two are located on land CapitalBank leases from a third party. We believe that all of our properties are well maintained and are suitable for their respective present needs and operations.

Item 3. Legal Proceedings.

CapitalBank and we are parties to legal proceedings that have arisen in the ordinary course of our respective businesses. None of these proceedings is expected to have a material effect on our consolidated financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.

Our common stock is listed for trading on the American Stock Exchange under the symbol “CYL”. The following table reflects the high and low sales price per share for our common stock reported on the American Stock Exchange for the periods indicated.

Year	Quarter	High	Low

2003	Fourth	$ 21.75	$ 18.96
	Third	20.30	16.05
	Second	16.25	14.05
	First	15.84	13.91

2002	Fourth	$ 14.50	$ 12.00
	Third	15.60	11.95
	Second	14.75	12.25
	First	12.70	11.25

As of March 10, 2004, there were 3,889,505 shares of our common stock outstanding held by approximately 1,150 shareholders of record.

Until September 17, 2001, we had not declared or distributed any cash dividends to our shareholders since our organization in 1988. From and since that time, we have paid cash dividends to our shareholders on a quarterly basis. The following table reflects the declaration date, the payment date, and the payment amount of cash dividends per share for the two most recent fiscal years.

Year	Declaration Date	Payment Date	Payment Amount

2003	January 15	March 7	$0.06
	April 16	June 6	$0.06
	July 16	September 5	$0.09
	October 15	December 5	$0.12

2002	January 16	March 8	$0.03
	April 17	June 7	$0.04
	July 18	September 6	$0.05
	October 16	December 6	$0.05

Our Board of Directors expects comparable dividends to be paid to our shareholders for the foreseeable future. Notwithstanding the foregoing, our future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Our ability to distribute cash dividends will depend entirely upon CapitalBank’s ability to distribute dividends to us. As a state bank, CapitalBank is subject to legal limitations on the amount of dividends each is permitted to pay. In particular, CapitalBank must receive the approval of the South Carolina State Board of Financial Institutions prior to paying dividends to us. Furthermore, neither we nor CapitalBank may declare or pay a cash dividend on any of our capital stock if we are insolvent or if the payment of the dividend would render us insolvent or unable to pay our obligations as they become due in the ordinary course of business. See “Government Supervision and Regulation — Restriction on the Payment of Dividends” under Item 1 of this Form 10-K, “Liquidity Management and Capital Resources” under Item 7 of this Form 10-K, and Note 16 to our accompanying financial statements.

Equity Compensation Plan Information

The following table sets forth, as of the end of December 31, 2003, certain information relating to our compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance.

Plan Category(1)	Number of shares of our common stock to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of shares of our common stock remaining available for future issuance under equity compensation plans (excluding shares of our common stock reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	288,145	$10.37	57,385

Equity compensation plans not approved by security holders	-0-	$0	-0-

Total	288,145	$10.37	57,385

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

Item 6. Selected Financial Data

Selected Financial Data

The following selected consolidated financial data for the five years ended December 31, 2003 are derived from our consolidated financial statements and other data. The selected consolidated financial data should be read in conjunction with our consolidated financial statements, including the accompanying notes, included elsewhere herein.

Year Ended December 31,	2003	2002	2001	2000	1999

(Dollars in thousands, except per share)
Income Statement Data:
Interest income	$21,031	$22,204	$26,961	$29,722	$23,199
Interest expense	6,455	7,793	13,675	16,636	11,850

Net interest income	14,576	14,411	13,286	13,086	11,349
Provision for loan losses	479	773	1,920	471	1,037

Net interest income after provision for loan losses	14,097	13,638	11,366	12,615	10,312
Net securities gains	1,716	106	290	-	175
Noninterest income	5,385	4,433	9,824	3,303	3,005
Noninterest expense	14,533	11,892	15,102	13,976	12,014

Income before income taxes	6,665	6,285	6,378	1,942	1,478
Income tax expense	1,663	1,683	1,900	290	150

Net income	$5,002	$4,602	$4,478	$1,652	$1,328

Balance Sheet Data:
Assets	$412,759	$380,765	$340,682	$422,250	$359,668
Earning assets	372,620	347,377	314,769	387,146	328,478
Securities (1)	45,898	55,812	62,806	106,041	108,926
Loans (2)	326,452	291,526	251,947	280,506	219,054
Allowance for loan losses	4,584	4,282	4,103	3,060	2,557
Deposits	314,273	276,561	258,330	332,976	257,247
Federal Home Loan Bank advances	30,425	31,140	31,270	32,399	20,729
Shareholders’ equity	45,533	44,408	39,273	35,144	31,218
Per Share Data:(3)
Basic earnings per share	$1.43	$1.34	$1.31	$0.48	$0.40
Diluted earnings per share	1.36	1.26	1.26	0.48	0.40
Book value (period end) (4)	13.11	12.71	11.66	10.79	10.10
Tangible book value (period end) (4)	12.06	11.57	10.37	8.72	8.48
Cash dividends	0.33	0.17	0.06	-	-
Performance Ratios:
Return on average assets	1.35%	1.28%	1.19%	0.41%	0.40%
Return on average equity	11.32	11.11	11.68	4.57	3.90
Net interest margin (5)	4.17	4.50	4.08	3.83	3.96
Efficiency (6)	64.28	61.45	72.71	81.75	79.55
Allowance for loan losses to loan	1.40	1.48	1.65	1.09	1.17
Net charge-offs to average loans	0.05	0.22	0.34	0.12	0.47
Nonperforming assets to period end loans (2)(7)	0.59	0.71	0.69	0.25	0.56
Capital and Liquidity Ratios:
Average equity to average assets	11.17	11.71	10.22	9.07	10.22
Leverage (4.00% required minimum)	10.38	10.59	10.21	7.02	8.37
Tier 1 risk-based capital ratio	13.42	14.16	14.26	10.05	11.85
Total risk-based capital ratio	14.68	15.41	15.53	11.12	12.90
Average loans to average deposits	104.95	103.86	90.03	86.46	72.97

(1)	Securities held-to-maturity are stated at amortized cost, securities available-for-sale are stated at fair value, and nonmarketable equity securities as stated at cost.
(2)	Loans are stated before the allowance for loan losses and include loans held for sale.
(3)	All share and per-share data have been adjusted to reflect the 5% common stock dividends in September 1998, June 2000 and June 2001.
(4)	Excludes the effect of any outstanding stock options.
(5)	Tax equivalent net interest income divided by average earning assets.
(6)	Noninterest expense divided by the sum of tax equivalent net interest income and noninterest income, excluding gains and losses on sales of assets and the write-down of intangible assets related to the sale of those assets.
(7)	Nonperforming loans and nonperforming assets do not include loans past due 90 days or more that are still accruing interest.

Selected Financial Data - continued

	2003 Quarter ended				2002 Quarter ended
(Dollars in thousands)
except per share	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31

Net interest income	$3,639	$3,675	$3,701	$3,561	$3,567	$3,644	$3,634	$3,566
Provision for loan losses	236	100	37	106	110	340	213	110
Noninterest income	1,633	2,953	1,316	1,199	1,335	1,102	1,005	1,097
Noninterest expense	3,822	4,388	3,249	3,074	3,086	3,000	2,869	2,937
Net income	1,026	1,525	1,251	1,200	1,273	1,026	1,149	1,154
Basic earnings per share	0.29	0.44	0.36	0.34	0.36	0.29	0.34	0.35
Diluted earnings per share	0.28	0.41	0.34	0.33	0.35	0.28	0.31	0.32

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

The following discussion should be read in conjunction with the preceding “Selected Financial Data” and our Financial Statements and the Notes thereto and the other financial data included elsewhere in this Annual Report. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report.

General

We serve as a bank holding company for CapitalBank. We formed CapitalBank on January 1, 2001 during a restructuring that consolidated our operations into a single subsidiary. CapitalBank operates thirteen branches throughout South Carolina. CapitalBank offers a full range of banking services, including a wealth management group featuring a wide array of financial services, with personalized attention, local decision making, and strong emphasis on the needs of individuals and small to medium-sized businesses.

We were formed in 1988 to serve as a holding company for Greenwood National Bank, which later changed its name to Greenwood Bank & Trust. In 1994 we made the decision to expand beyond Greenwood County by creating an organization of independent banks in four additional markets. In June 1995, we opened Clemson Bank and Trust in Clemson, South Carolina. In 1996 and 1997, we opened Community Bank and Trust, The Bank, and Mid State Bank. We formed a separate trust organization in 1997 known as Community Trust Company. During 1997 and 1998, we also acquired several Carolina First branches. In May 2000, we sold Community Trust Company. In July of 2000, we acquired a Carolina First branch and an Anchor Bank branch.

As discussed, on January 1, 2001, we merged the five subsidiary banks into one bank charter known as CapitalBank. We made the decision to restructure the organization into one bank in order to improve operational efficiencies, provide new opportunities for employees, and improve service to customers. Customers are able to receive the benefit of being able to transact business at any of CapitalBank’s branches, through the ATM network and through the internet banking products. Additionally, we believe that the new centralized credit function provides additional controlled decisions while streamlining the credit process. Centralized deposit pricing supports management’s strategy from market to market. We also believe that the name recognition has enhanced our business.

On January 29, 2001, CapitalBank announced that it had signed a definitive agreement with Enterprise Bank of South Carolina to sell CapitalBank’s five branch offices located in Barnwell, Blackville, Williston, Springfield and Salley, South Carolina. On May 14, 2001, CapitalBank sold the five branches, which had approximately $67.1 million in deposits.

On August 19, 2003, we signed a Letter of Interest to acquire Abbeville Capital Corporation, the holding company of The Bank of Abbeville. In October 2003, the Board of Directors of both companies approved a definitive agreement. The transaction closed in March 2004. The Bank of Abbeville will operate as a branch of CapitalBank.

Results of Operations

Year ended December 31, 2003, compared with year ended December 31, 2002

Net interest income increased $165,000, or 1.14%, to $14.6 million in 2003 from $14.4 million in 2002. Average earning assets increased $27.9 million, or 8.43%, and average interest-bearing liabilities increased $25.3 million, or 8.76%.

Our tax equivalent net interest spread and tax equivalent net interest margin were 3.91% and 4.17%, respectively, in 2003 compared to 4.14% and 4.50% in 2002. Yields on earning assets decreased from 6.84% in 2002 to 5.97% in 2003, and yields on interest-bearing liabilities decreased from 2.70% in 2002 to 2.06% in 2003.

The provision for loan losses was $479,000 in 2003 compared to $773,000 in 2002. Our allowance for loan losses was 1.40% of total loans outstanding at December 31, 2003. Our nonperforming loans totaled $1.8 million at December 31, 2003 compared to $1.9 million at December 31, 2002. Criticized and classified loans have increased from $12.8 million at December 31, 2002 to $14.2 million at December 31, 2003. Total loans increased $37.3 million during 2003.

We have included a more detailed discussion, including tabular presentations, of noninterest income and noninterest expense in the years ended December 31, 2003 and 2002 under the heading “Noninterest Income and Expense” located in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Net income increased $400,000, or 8.69%, to $5.0 million in 2003 from $4.6 million in 2002. Basic earnings per share was $1.43 in 2003, compared to $1.34 in 2002. Diluted earnings per share was $1.36 in 2003, compared to $1.26 in 2002. Return on average assets during 2003 was 1.35% compared to 1.28% during 2002, and return on average equity was 11.32% during 2003 compared to 11.11% during 2002.

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

The provision for loan losses was $773,000 in 2002 compared to $1.9 million in 2001. The significant amount charged to the provision in 2001 was primarily the result of management’s efforts to fund the allowance for potential problem loans and to protect against a deteriorating economy. Our allowance for loan losses was 1.48% of total loans outstanding at December 31, 2002. In addition, the provision was funded to maintain the allowance for loan losses at a level sufficient to cover known and inherent losses in the loan portfolio.

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

Results of Operations - continued

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

Net income increased $124,000, or 2.77%, to $4.6 million in 2002 from $4.5 million in 2001. Basic earnings per share was $1.34 in 2002, compared to $1.31 in 2001. Diluted earnings per share was $1.26 in 2002, compared to $1.26 in 2001. Return on average assets during 2002 was 1.28% compared to 1.19% during 2001, and return on average equity was 11.11% during 2002 compared to 11.68% during 2001.

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

Net Interest Income - continued

Average Balances, Income and Expenses, and Rates

Year ended December 31,	2003			2002			2001

(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets:
Earning Assets:
Loans(1)(3)	$310,517	$18,820	6.06%	$274,365	$19,338	7.05%	$259,661	$22,404	8.63%
Securities, taxable(2)	20,670	908	4.39	26,461	1,494	5.65	52,302	3,053	5.84
Securities, nontaxable(2)(3)	24,147	1,604	6.64	25,372	1,687	6.65	25,878	2,018	7.80
Nonmarketable equity securities	4,058	140	3.45	5,345	188	3.52	5,583	226	4.05
Federal funds sold and other	368	-	-	261	4	1.53	2,078	75	3.61

Total earning assets	359,760	21,472	5.97	331,804	22,711	6.84	345,502	27,776	8.04

Cash and due from banks	11,119			7,897			8,859
Premises and equipment	9,655			10,113			12,140
Other assets	19,178			13,529			12,028
Allowance for loan losses	(4,330)			(4,213)			(3,316)

Total assets	$395,382			$359,130			$375,213

Liabilities:
Interest-Bearing Liabilities:
Interest-bearing transaction accounts	$117,847	$1,225	1.04%	$95,323	$1,068	1.12%	$100,319	$2,463	2.45%
Savings deposits	28,965	552	1.91	27,840	745	2.68	30,012	1,182	3.94
Time deposits	115,476	2,950	2.55	113,946	3,605	3.16	131,842	7,401	5.61
Other short-term borrowings	19,341	268	1.39	19,217	344	1.79	10,085	411	4.07
Federal Home Loan Bank advances	31,370	1,400	4.46	31,198	1,947	6.24	31,408	1,958	6.23
Long-term debt	-	-	-	-	-	-	2,191	156	7.12
Obligations under capital leases	615	60	9.76	836	84	10.05	1,036	104	10.04

Total interest-bearing liabilities	313,614	6,455	2.06	288,360	7,793	2.70	306,893	13,675	4.46

Demand deposits	33,574			27,044			26,248
Accrued interest and other liabilities	4,049			2,321			3,742
Shareholders’ equity	44,145			41,405			38,330

Total liabilities and
shareholders’ equity	$395,382			$359,130			$375,213

Net interest spread			3.91%			4.14%			3.58%
Net interest income	$15,017			$14,918			$14,101

Net interest margin			4.17%			4.50%			4.08%

(1)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(2)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(3)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

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

Net Interest Income - continued

Analysis of Changes in Net Interest Income. The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 2003 to 2002 and 2002 to 2001.

Analysis of Changes in Net Interest Income

	2003 Compared With 2002			2002 Compared With 2001

	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total

Earning Assets
Loans	$2,375	$(2,893)	$(518)	$1,214	$(4,280)	$(3,066)
Securities, taxable	(291)	(295)	(586)	(1,463)	(96)	(1,559)
Securities, nontaxable	(81)	(2)	(83)	(38)	(293)	(331)
Nonmarketable equity securities	(44)	(4)	(48)	(10)	(28)	(38)
Federal funds sold and other	1	(5)	(4)	(43)	(28)	(71)

Total interest income	1,960	(3,199)	(1,239)	(340)	(4,725)	(5,065)

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	238	(81)	157	(117)	(1,278)	(1,395)
Savings and market rate investments	29	(222)	(193)	(81)	(356)	(437)
Time deposits	47	(702)	(655)	(900)	(2,896)	(3,796)

Total interest-bearing deposits	314	(1,005)	(691)	(1,098)	(4,530)	(5,628)
Other short-term borrowings	2	(78)	(76)	244	(311)	(67)
Federal Home Loan Bank advances	11	(558)	(547)	(14)	3	(11)
Long-term debt	-	-	-	(78)	(78)	(156)
Obligations under capital leases	(22)	(2)	(24)	(20)	-	(20)

Total interest expense	305	(1,643)	(1,338)	(966)	(4,916)	(5,882)

Net interest income	$1,655	$(1,556)	$99	$626	$191	$817

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

Interest Sensitivity. We monitor and manage the pricing and maturity of our assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on our net interest income. The principal monitoring technique we employ is the measurement of our interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

Net Interest Income - continued

The following table sets forth our interest rate sensitivity at December 31, 2003.

Interest Sensitivity Analysis

December 31, 2003 (Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non- Sensitive	Total

Assets
Earning assets:
Loans(1)	$78,816	$8,275	$36,135	$123,226	$201,410	$324,636
Securities	-	227	-	227	45,671	45,898
Federal funds sold and other	270	-	-	270	-	270

Total earning assets	79,086	8,502	36,135	123,723	247,081	370,804

Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	137,962	-	-	137,962	-	137,962
Savings deposits	28,698	-	-	28,698	-	28,698
Time deposits	11,728	20,935	51,974	84,637	26,772	111,409

Total interest-bearing deposits	178,388	20,935	51,974	251,297	26,772	278,069
Other short-term borrowings	20,178	-	-	20,178	-	20,178
Federal Home Loan Bank advances	3,525	15,000	-	18,525	11,900	30,425
Obligations under capital leases	14	29	136	179	182	361

Total interest-bearing liabilities	202,105	35,964	52,110	290,179	38,854	329,033

Period gap	$(123,019)	$(27,462)	$(15,975)	$(166,456)	$208,227

Cumulative gap	$(123,019)	$(150,481)	$(166,456)	$(166,456)	$41,771

Ratio of cumulative gap to total
earning assets	(33.18)%	(40.58)%	(44.89)%	(44.89)%	11.26%

(1)	Excludes nonaccrual loans and includes loans held for sale.

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument’s ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements that give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date. Other short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. Federal funds purchased are reflected at the earliest pricing interval because funds can be repriced daily. Securities sold under agreements to repurchase are reflected at the maturity date of each repurchase agreement that generally matures within one day. Advances from the Federal Home Loan Bank are reflected at their contractual maturity dates. Obligations under capital leases are reflected at each payment date.

Net Interest Income – continued

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

Provision and Allowance for Loan Losses

General. We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Board of Directors reviews and approves the appropriate level for CapitalBank’s allowance for loan losses based upon our recommendations, the results of the internal monitoring and reporting system, analysis of economic conditions in its markets, and a review of historical statistical data for both us and other financial institutions.

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

Our allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, we monitor the overall portfolio quality through observable trends in delinquency, charge offs, and general and economic conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators.

Based on present information and an ongoing evaluation, we consider the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio. Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable but that may or may not be valid. Thus, we have no assurance that charge offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis utilizing a risk grading system.

Provision and Allowance for Loan Losses – continued

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge offs and recoveries for each of the last five years.

Allowance for Loan Losses
   Year Ended December 31,

(Dollars in thousands)	2003	2002	2001	2000	1999

Total loans outstanding at end of year	$326,178	$288,842	$248,390	$280,506	$219,054

Average loans outstanding	$310,517	$274,365	$259,661	$254,064	$188,672

Balance of allowance for loan losses
at beginning of period	$4,282	$4,103	$3,060	$2,557	$2,399
Allowance for loan losses from acquisitions	-	-	-	335	-
Loan losses:
Commercial and industrial	71	337	406	113	287
Real estate - mortgage	231	131	160	122	306
Consumer	163	255	409	305	449

Total loan losses	465	723	975	540	1,042

Recoveries of previous loan losses:
Commercial and industrial	196	45	8	73	-
Real estate - mortgage	43	15	16	14	17
Consumer	49	69	74	150	146

Total recoveries	288	129	98	237	163

Net loan losses	177	594	877	303	879
Provision for loan losses	479	773	1,920	471	1,037

Balance of allowance for loan losses
at end of period	$4,584	$4,282	$4,103	$3,060	$2,557

Allowance for loan losses to period end loans	1.40%	1.48%	1.65%	1.09%	1.17%
Net charge offs to average loans	0.05%	0.22%	0.34%	0.12%	0.47%

Nonperforming Assets. The following table sets forth our nonperforming assets for the dates indicated.

Nonperforming Assets

	December 31,

(Dollars in thousands)	2003	2002	2001	2000	1999

Nonaccrual loans	$1,816	$1,893	$1,567	$637	$1,223
Restructured or impaired loans	-	-	-	-	-

Total nonperforming loans	1,816	1,893	1,567	637	1,223
Other real estate owned	101	150	148	58	-

Total nonperforming assets	$1,917	$2,043	$1,715	$695	$1,223

Loans 90 days or more past due and
still accruing interest	$158	$128	$-	$164	$109

Nonperforming assets to period end loans	0.59%	0.71%	0.69%	0.25%	0.56%

Accrual of interest is discontinued on a loan when we believe, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest that has been accrued on the loan but remains unpaid is reversed and deducted from current earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. When a problem loan is

Provision and Allowance for Loan Losses – continued

finally resolved, we may ultimately write-down or charge off of the principal balance of the loan that would necessitate additional charges to earnings. For all periods presented, the additional interest income, which would have been recognized into earnings if our nonaccrual loans had been current in accordance with their original terms, is immaterial.

Total nonperforming assets decreased to $1.9 million at December 31, 2003, from $2.0 million at December 31, 2002. This amount consists primarily of nonaccrual loans that totaled $1.8 million at December 31, 2003. Nonperforming assets were 0.59% of total loans at December 31, 2003. The allowance for loan losses to period end nonperforming assets was 239.12% at December 31, 2003.

Potential Problem Loans. At December 31, 2003, through our internal review mechanisms, we had identified $7.3 million of criticized loans and $6.9 million of classified loans. The results of this internal review process are the primary determining factor in our assessment of the adequacy of the allowance for loan losses.

Our criticized loans increased from $3.4 million at December 31, 2002 to $7.3 million at December 31, 2003. Total classified loans decreased from $9.4 million at December 31, 2002 to $6.9 million at December 31, 2003. Portfolio quality has improved as a significant percentage of loans has migrated from classified status to the less severe criticized status. The improvement was due to better borrower performance and/or enhanced collateral position. We are committed to addressing potential problem loans.

Noninterest Income and Expense

Noninterest Income. Noninterest income increased $2.6 million, or 56.44%, to $7.1 million in 2003 from $4.5 million in 2002. We realized gains on the sales of nonmarketable equity securities of $1.7 million in 2003 compared to no gains in 2002. Gains on the sales of securities available for sale were $27,000 in 2003 compared to $106,000 in 2002. We also realized a gain on the sale of fixed assets of $29,000 during 2003, compared to no gains in 2002. Service charges on deposit accounts decreased $206,000, or 7.99% to $2.4 million in 2003. Residential mortgage origination fees increased $533,000, or 73.42% to $1.3 million in 2003 from $726,000 in 2002. Mortgage originations increased in 2003 because of more customers refinancing their mortgages due to low interest rates. If market rates experience a substantial and prolonged increase, however, such increase could reduce our customers’ desire to borrow money from us or adversely affect their ability to repay their outstanding loans by increasing their credit costs. In periods of rising interest rates, demand for mortgage loans typically declines. Our income from our mortgage origination fees would significantly decrease following a decline in demand for mortgage loans. Any of these events could adversely affect our results of operations of financial condition. Income from fiduciary activities increased $113,000, or 40.21% to $394,000 in 2003 from $281,000 in 2002. Commissions on the sale of mutual funds increased $120,000, or 113.21% to $226,000 in 2003 compared to $106,000 in 2002. Other operating income increased $363,000 or 48.92% to $1.1 million in 2003 from $742,000 in 2002. The increase was due partially to income realized on BOLI (Bank Owned Life Insurance) that was purchased in August 2002, and $109,000 resulting from MetLife’s acquisition of General American Life Insurance Company, a mutual company. By virtue of our ownership of General American policies, we received a pro rata portion of the purchase price of the mutual company.

Noninterest Income and Expense – continued

The following table sets forth, for the periods indicated, the principal components of noninterest income:

Noninterest Income

	Year Ended December 31,

(Dollars in thousands)	2003	2002	2001

Service charges on deposit accounts	$2,372	$2,578	$2,128
Residential mortgage origination fees	1,259	726	822
Gains on sales of securities available-for-sale	27	106	-
Gains on sales of nonmarketable equity securities	1,689	-	290
Commissions from sales of mutual funds	226	106	32
Income from fiduciary activities	394	281	131
Gain on sale of branches	-	-	5,791
Gain on sale of premises and equipment	29	-	37
Income from Bank Owned Life Insurance	488	206	-
Other income	617	536	883

Total noninterest income	$7,101	$4,539	$10,114

Noninterest Expense. Noninterest expense increased $2.6 million, or 22.21%, to $14.5 million in 2003 from $11.9 million in 2002. The primary reason for the increase was due to the prepayment penalty expense of $1.1 million associated with the early extinguishment of Federal Home Loan Bank debt. The primary component of noninterest expense was salaries and employee benefits, which increased $700,000, or 10.91%, to $7.1 million in 2003 from $6.4 million in 2002. This increase is due to staff increases from the operating of new branches in Greenville, South Carolina, which opened in December 2002, and Clinton, South Carolina, which opened in April 2003. Net occupancy expense was $742,000 in 2003 compared to $697,000 in 2002, and furniture and equipment expense was $1.1 million in 2003 compared to $1.0 million in 2002. Other operating expense increased $1.8 million, or 54.10% to $5.2 million in 2003 from $3.4 million in 2002. As noted above, a large portion of the increase was associated with the prepayment penalty on the extinguishment of Federal Home Loan Bank advances. Other expenses contributing to the increase were $340,000 related to our core processing software conversion, and $63,000 related to our merger with Abbeville Capital Corporation. Total amortization of intangible assets was $346,000 in 2003 and 2002. Our efficiency ratio was 64.28% in 2003 compared to 61.45% in 2002.

The following table sets forth, for the periods indicated, the primary components of noninterest expense:

Noninterest Expense

	Year Ended December 31,

(Dollars in thousands)	2003	2002	2001

Salaries and employee benefits	$7,118	$6,418	$6,522
Net occupancy expense	742	697	749
Furniture and equipment expense	1,117	1,050	1,440
Amortization of intangible assets	346	346	2,440
Director and committee fees	172	167	130
Data processing and supplies	483	578	410
Mortgage loan department expenses	190	122	278
Banking assessments	44	45	57
Professional fees and services	446	287	404
Postage and freight	309	205	339
Supplies	254	283	424
Telephone expenses	281	268	288
Federal Home Loan Bank prepayment penalties	1,093	-	-
Other	1,938	1,426	1,621

Total noninterest expense	$14,533	$11,892	$15,102

Efficiency ratio	64.28%	61.45%	72.71%

Noninterest Income and Expense - continued

Income Taxes. Our income tax expense was $1.7 million for 2003, representing no change from the 2002 amount of $1.7 million. Our effective tax rate was 24.95% and 26.78% in 2003 and 2002, respectively.

Earning Assets

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Loans averaged $310.5 million in 2003 compared to $274.4 million in 2002, an increase of $36.1 million, or 13.15%. At December 31, 2003, total loans were $326.2 million compared to $288.8 million at December 31, 2002. The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights our general emphasis on mortgage lending.

Composition of Loan Portfolio

December 31,	2003		2002		2001		2000		1999

(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Commercial and industrial	$31,214	9.57%	$30,092	10.42%	$33,395	13.26%	$52,005	18.54%	$29,740	13.58%
Real estate
Construction	16,187	4.98	13,049	4.52	13,252	5.26	20,393	7.27	28,664	13.09
Mortgage - residential	169,492	51.96	154,257	53.41	124,091	49.25	111,897	39.89	66,092	30.17
Mortgage - nonresidential	88,797	27.22	73,610	25.48	59,417	23.58	60,159	21.45	58,419	26.67
Consumer and other	20,488	6.28	17,834	6.17	18,235	8.65	36,052	12.85	36,139	16.49

Total loans	326,178	100.00%	288,842	100.00%	248,390	100.00%	280,506	100.00%	219,054	100.00%

Allowance for loan losses	(4,584)		(4,282)		(4,103)		(3,060)		(2,557)

Net loans	$321,594		$284,560		$244,287		$277,446		$216,497

The principal component of our loan portfolio is real estate mortgage loans. At December 31, 2003, this category totaled $258.3 million and represented 79.18% of the total loan portfolio, compared to $227.9 million, or 78.89%, at December 31, 2002.

In the context of this discussion, a “real estate mortgage loan” is defined as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. Financial institutions in our market areas typically obtain a security interest in real estate, whenever possible, in addition to any other available collateral. This collateral is taken to reinforce the likelihood of the ultimate repayment of the loan and tends to increase the magnitude of the real estate loan portfolio component.

Real estate construction loans increased $3.1 million, or 24.05%, to $16.2 million at December 31, 2003, from $13.0 million at December 31, 2002. Residential mortgage loans, which are the largest category of our loans, increased $15.2 million, or 9.88%, to $169.5 million at December 31, 2003, from $154.3 million at December 31, 2002. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, increased $15.2 million or 20.65%, to $88.8 million at December 31, 2003 from $73.6 million at December 31, 2002. The overall increase in real estate lending was attributable to the continued demand for residential and commercial real estate loans in our markets. CapitalBank has been able to compete favorably for residential mortgage loans with other financial institutions by offering fixed rate products having three and five year call provisions.

Earning Assets – continued

Commercial and industrial loans increased $1.1 million, or 3.73%, to $31.2 million at December 31, 2003, from $30.1 million at December 31, 2002.

Consumer and other loans increased $2.7 million, or 14.88%, to $20.4 million at December 31, 2003, from $17.8 million at December 31, 2002.

Our loan portfolio reflects the diversity of our markets. Our thirteen branches are located from the northern Midlands of South Carolina through the Upstate. Primary market areas include Anderson, Belton, Clemson, Clinton, Greenville, Greenwood, Newberry and Saluda. The economies of these markets are varied and represent different industries including medium and light manufacturing, higher education, regional health care, and distribution facilities. We expect these areas to remain stable with continual growth. The diversity of the economy creates opportunities for all types of lending. We do not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of our liquidity. The following table sets forth our loans maturing within specified intervals at December 31, 2003.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

December 31, 2003 (Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total

Commercial and industrial	$16,716	$13,174	$1,324	$31,214
Real estate	99,430	143,355	31,691	274,476
Consumer and other	13,061	7,228	199	20,488

	$129,207	$163,757	$33,214	$326,178

Loans maturing after one year with:
Fixed interest rates				$129,878
Floating interest rates				67,093

				$196,971

The information presented in the above table is based on the contractual maturities of the individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval as well as modification of terms upon their maturity. Consequently, we believe this treatment presents fairly the maturity and repricing structure of the loan portfolio shown in the above table.

Investment Securities. The investment securities portfolio is a significant component of our total earning assets. Total securities averaged $48.8 million in 2003, compared to $57.2 million in 2002 and $83.8 million in 2001. At December 31, 2003, the total securities portfolio was $45.9 million. Securities designated as available-for-sale totaled $42.2 million and were recorded at estimated fair value. Securities designated as held-to-maturity totaled $470,000 and were recorded at amortized cost. The securities portfolio also includes nonmarketable equity securities totaling $3.2 million that are carried at cost because they are not readily marketable or have no quoted market value. These include investments in Federal Reserve Bank stock, Federal Home Loan Bank stock, the stock of three unrelated financial institutions, and the stock of a financial services company that offers internet banking.

Earning Assets – continued

The following table sets forth the book value of the securities held by us at the dates indicated.

Book Value of Securities December 31,	2003	2002

(Dollars in thousands)
U.S. Government agencies and corporations	$10,192	$13,756
State, county, and municipal securities	24,746	26,283
Other (trust preferred securities)	761	750

	35,699	40,789
Mortgage-backed securities	6,969	9,857
Nonmarketable equity securities	3,230	5,166

Total securities	$45,898	$55,812

The following table sets forth the scheduled maturities and average yields of securities held at December 31, 2003.

Investment Securities Maturity Distribution and Yields

December 31, 2003	Within One Year		After One But Within Five Years		After Five But Within Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies	$-	-%	$8,958	3.25%	$1,234	4.92%	$-	-%
Obligations of state and
local governments(2)	227	7.01	1,038	7.05	7,017	7.01	17,225	6.82

Total securities(1)	$227	7.01	$9,996	3.64	$8,251	6.70	$17,225	6.82

(1)	Excludes mortgage-backed securities totaling $6.9 million with a yield of 5.05% and nonmarketable equity securities.
(2)	The yield on state and local governments is presented on a tax equivalent basis using a federal income tax rate of 34%.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “--Net Interest Income-- Interest Sensitivity.”

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold and interest-bearing deposits with other banks, averaged $368,000 in 2003, compared to $261,000 in 2002 and $2.1 million in 2001. At December 31, 2003, short-term investments totaled $270,000. These funds are a source of our liquidity. Federal funds are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $25.3 million, or 8.76%, to $313.6 million in 2003, from $288.4 million in 2002. Average interest-bearing deposits increased $25.2 million, or 10.62%, to $262.3 million in 2003, from $237.1 million in 2002.

Deposits. Average total deposits increased $31.8 million, or 12.0%, to $295.9 million during 2003, from $264.1 million during 2002. At December 31, 2003, total deposits were $314.3 million compared to $276.6 million a year earlier, an increase of 13.63%.

Deposits and Other Interest-Bearing Liabilities - continued

The following table sets forth the deposits by category at the dates indicated.

Deposits

December 31,	2003		2002		2001		2000		1999

Dollars in thousands)	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits

Demand deposit accounts	$36,204	11.52%	$29,422	10.64%	$25,083	9.70%	$32,197	9.67%	$27,422	10.66%
NOW accounts	73,166	23.28	36,121	13.06	32,504	12.58	53,959	16.20	45,560	17.71
Money market accounts	64,796	20.62	66,295	23.97	61,863	23.95	55,007	16.52	38,419	14.93
Savings accounts	28,697	9.13	27,948	10.11	26,653	10.32	30,543	9.17	26,642	10.36
Time deposits less than $100,000	69,649	22.16	74,763	27.03	72,636	28.12	114,454	34.38	91,671	35.64
Time deposits of $100,000 or over	41,761	13.29	42,012	15.19	39,591	15.33	46,826	14.06	27,533	10.70

Total deposits	$314,273	100.00%	$276,561	100.00%	$258,330	100.00%	$332,986	100.00%	$257,247	100.00%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits increased $38.0 million to $272.5 million at December 31, 2003. During the second quarter of 2003, CapitalBank offered a jumbo checking product as part of interest bearing checking. These accounts were offered for a limited time with checking balances of a minimum of $100,000 and paid interest at 3.00%. Of the $38.0 million increase in our core deposits, approximately $30.0 million was attributable to the jumbo checking product.

Deposits, and particularly core deposits, have historically been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 103.88% at December 31, 2003, and 105.41% at the end of 2002. The maturity distribution of our time deposits of $100,000 or more at December 31, 2003 is set forth in the following table.

Maturities of Certificates of Deposit of $100,000 or More

(Dollars in thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Certificates of deposit of $100,000 or more	$12,943	$11,363	$8,326	$9,129	$41,761

Approximately 30.99% of our time deposits of $100,000 or more had scheduled maturities within three months and 58.20% had maturities within six months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, we do not solicit brokered deposits.

Borrowed Funds. Borrowed funds consist of short-term borrowings and advances from the Federal Home Loan Bank. Short-term borrowings are primarily federal funds purchased from correspondent banks and securities sold under agreements to repurchase.

Average short-term borrowings were $19.3 million in 2003, an increase of $124,000 from 2002. Federal funds purchased from correspondent banks averaged $14.5 million in 2003. At December 31, 2003, federal funds

Deposits and Other Interest-Bearing Liabilities - continued

purchased totaled $14.9 million. Securities sold under agreements to repurchase averaged $4.8 million in 2003. At December 31, 2003, securities sold under agreements to repurchase totaled $5.3 million.

The following table summarizes our short-term borrowings for the years ended December 31, 2003 and 2002. These borrowings consist of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank. Securities sold under agreements to repurchase mature on a one to seven day basis. These agreements are secured by U.S. government agencies. Advances from Federal Home Loan Bank mature at different periods as discussed in the footnotes to the financial statements and are secured by the Bank’s one to four family residential mortgage loans and the Bank’s investment in Federal Home Loan Bank stock.

	Year Ended December 31,
(Dollars in thousands)	Maximum Outstanding at any Month End	Average Balance	Weighted Average Interest Rate	Balance December 31,	Interest Rate at December 31,
2003
Securities sold under agreements to repurchase	$6,190	$4,798	0.71%	$5,326	1.10%
Advances from Federal Home Loan Bank	32,450	31,370	4.60%	30,425	2.95%

2002
Securities sold under agreements to repurchase	$5,491	$5,289	1.40%	$4,645	1.18%
Advances from Federal Home Loan Bank	31,270	31,198	6.24%	31,140	6.16%

Average Federal Home Loan Bank advances during 2003 were $31.4 million compared to $31.2 million during 2002, an increase of $200,000. Advances from the Federal Home Loan Bank are collateralized by one-to-four family residential mortgage loans and our investment in Federal Home Loan Bank stock. At December 31, 2003, borrowings from the Federal Home Loan Bank were $30.4 million compared to $31.1 million a year earlier. Although we expect to continue using short-term borrowing and Federal Home Loan Bank advances as secondary funding sources, core deposits will continue to be our primary funding source. Of the $30.4 million advances from the Federal Home Loan Bank outstanding at December 31, 2003, $3.0 million mature in 2005, $11.9 million in 2008, $525,000 in 2009, $5.0 million in 2010, and $10.0 million in 2013.

Capital

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Our Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus intangible assets. Our Tier 2 capital consists of the allowance for loan losses subject to certain limitations. A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

We and CapitalBank are also required to maintain capital at a minimum level based on average total assets (as defined), which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

We and CapitalBank exceeded the Federal Reserve’s fully phased-in regulatory capital ratios at December 31, 2003, 2002, and 2001, as set forth in the following table.

Capital - continued

Analysis of Capital

	2003	2002	2001

Tier 1 capital	$41,017	$39,427	$34,767
Tier 2 capital	3,829	3,490	3,101

Total qualifying capital	$44,846	$42,917	$37,868

Risk-adjusted total assets
(including off-balance-sheet exposures)	$305,565	$278,430	$241,202

Tier 1 risk-based capital ratio	13.42%	14.16%	14.26%
Total risk-based capital ratio	14.68%	15.41%	15.53%
Tier 1 leverage ratio	10.38%	10.59%	10.21%

	Tier 1 Risk-Based	Total Risk-Based	Tier 1 Leverage

CapitalBank’s capital ratios at December 31, 2003 were:	13.06%	14.31%	10.11%

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

Our loans-to-assets ratio and loans-to-funds ratio increased from 2002 to 2003. The loans-to-assets ratio at December 31, 2003 was 79.09% compared to 76.56% at December 31, 2002, and the loans-to-funds ratio at December 31, 2003 was 89.47% compared to 87.40% at December 31, 2002. The amount of advances from the Federal Home Loan Bank was approximately $30.4 million at December 31, 2003 compared to $31.1 million at December 31, 2002. We expect to continue using these advances as a source of funding. Additionally, we had approximately $37.2 million of unused lines of credit for federal funds purchases and $42.2 million of securities available-for-sale at December 31, 2003 as sources of liquidity. We also have the ability to receive an additional $67.9 million in advances under the term of our agreement with the Federal Home Loan Bank.

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

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed with this annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates that could have a material

Critical Accounting Policies – continued

impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as our subsidiary and ours are primarily monetary in nature. Therefore, interest rates have a more significant effect on our performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, we seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Impact of Off-Balance Sheet Instruments

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to a customer at predetermined interest rates as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual amount of the instrument. Because certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. Standby letters of credit often expire without being used.

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

Through its operations, CapitalBank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to CapitalBank’s customers at predetermined interest rates for a specified period of time. At December 31, 2003, CapitalBank had issued commitments to extend credit of $48.4 million and standby letters of credit of $1.0 million through various types of commercial lending arrangements. Approximately $22.0 million of these commitments to extend credit had variable rates. Our experience has been that a significant portion of these commitments often expires without being used.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2003.

Impact of Off-Balance Sheet Instruments – continued

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$692	$2,116	$16,168	$18,976	$29,401	$48,377
Standby letters of credit	129	30	871	1,030	-	1,030

Totals	$821	$2,146	$17,039	$20,006	$29,401	$49,407

The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plants, equipment and commercial and residential real estate.

Industry Developments

As more fully discussed under the heading “Government Supervision and Regulation” in Item 1 of this annual report, in November of 1999, the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 2000, was enacted. The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. We cannot predict the full effect that the Act will have on us.

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2003:

Dollars in thousands

	Payment Due By Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years
Capital Lease	$361	$254	$276
Operating Lease	$219	$114	$105
Other Long-Term Liabilities	$30,425		$3,000	$11,900	$15,525

RISK FACTORS

Changes in interest rates could adversely affect our results of operations and financial condition.

Like most banks, CapitalBank’s earnings depend substantially on “rate differentials,” which are the differences between the rates it earns on loans, securities, and other earning assets, and the interest rates it pays on deposits and other borrowings. These rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Frequently, the maturities of assets and liabilities are not balanced, and an increase or decrease in interest rates could have a material adverse effect on our net interest margin, results of operations, and financial condition.

Changes in interest rates can have differing effects on our volume of mortgage loans originated.

In periods of declining interest rates, such as have occurred recently, demand for mortgage loans typically increases, particularly for mortgage loans related to refinancing of existing loans. The refinancing of existing loans currently comprises approximately 41% of our loan volume. In periods of rising interest rates, demand for mortgage loans typically declines. Our income from our mortgage banking division would significantly decrease following a decline in demand for mortgage loans in South Carolina, which is the area in which we originate our mortgage loans.

We could sustain losses if our asset quality declines.

Our earnings are significantly affected by our ability to properly originate, underwrite, and service loans. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase, which could materially adversely affect our results of operations and financial condition.

The banking industry is highly competitive.

The banking industry in our market area is highly competitive. We compete with many different financial and financial service institutions, including:

•	other commercial and savings banks and savings and loan associations;
•	credit unions;
•	finance companies;
•	mortgage companies;
•	brokerage and investment banking firms; and
•	asset-based non-bank lenders.

A substantial number of the commercial banks in our market area are branches or subsidiaries of much larger organizations affiliated with statewide, regional, or national banking companies, and as a result may have greater resources and lower cost of funds. Additionally, we face competition from de novo community banks, including those with senior management who were previously with other local banks or those controlled by investor groups with strong local business and community ties. These competitors aggressively solicit customers within their market area by advertising through direct mail, the electronic media, and other means. Many of these competitors have been in business longer, and are substantially larger, than us. These competitors may offer services, such as international banking services, that we can offer only through correspondents, if at all. Additionally, larger competitors have greater capital resources and, consequently, higher lending limits.

Changes in economic conditions could adversely affect our results of operation and financial condition.

Our profitability depends on the profitability of our bank subsidiary, whose operating results and asset quality may be significantly affected by national and local economic conditions. We make loans primarily to borrowers who are located in South Carolina and secure these loans in substantial part with real estate collateral located in the area. We are subject to adverse changes in general economic conditions in the United States such as inflation, recession, and high levels of unemployment, consumer credit, and bankruptcies. We are also subject to unfavorable changes in economic conditions affecting our markets that may have a material adverse effect on our results of operations and financial condition. Such changes could result from numerous factors beyond our control, including a reduction in real estate values, business closings or layoffs, inclement weather, natural disasters, and adverse trends or events affecting various industry groups such as agriculture, real estate and real estate development, and construction.

While our asset quality ratios have not been significantly impacted by the prevailing economic slowdown in the national and local economies, we have seen an increase in bankruptcy filings, layoff announcements, and business closings in our market area. Considerable uncertainty continues regarding the economy and the potential for adverse effects from the continued threat of terrorism and other geo-political events. Therefore, there can be no assurance that a continuation or worsening of this slowdown will not ultimately have an adverse impact on our borrowers or our financial condition and results of operation.

We rely heavily on the services of key personnel.

We depend on the services of William G. Stevens, our President and Chief Executive Officer. The loss of the services of Mr. Stevens could have a material adverse effect on our results of operations and financial condition. We are also dependent on a number of other key officers who have important customer relationships or are instrumental to our operations. The loss of these individuals could have a material adverse effect on our results of operations and financial condition.

We could be adversely affected by government regulation.

We are subject to extensive government regulation and supervision under various state and federal laws, rules, and regulations, including rules and regulations of the Board of Governors of the Federal Reserve, the FDIC, and the South Carolina State Board of Financial Institutions. These laws and regulations are designed primarily to protect depositors, borrowers, and the Bank Insurance Fund of the FDIC and to further certain social policies. Consequently, they may impose limitations on us that may not be in our shareholders’ best interests. We have a class of stock registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934 and are therefore subject to extensive regulation by the Securities and Exchange Commission. Recently adopted federal securities laws and regulations have significantly increased the time and expense burdens on companies, like us, that are required to make periodic filings with the Securities and Exchange Commission. Many of the recently adopted rules have not yet gone fully into effect and the time and expense burdens are expected to increase. Such increased burdens could adversely affect our profitability. We are subject to changes in federal and state laws, regulations, governmental policies, capital requirements, and accounting principles. The effects of any such potential changes cannot be predicted, but they could have a material adverse effect on our results of operations and financial condition.

A lack of acquisition history could cause us to have difficulty in integrating Abbeville Capital into our operations.

The merger between us and Abbeville Capital Corporation as of March 4, 2003 was the first acquisition of another banking institution by us in our history. Thus, anticipating all of the challenges that will be presented by the integration of another banking institution into our operations may be more difficult. The successful integration of the management and staff, as well as the technical operations such as reporting systems and data processing, will be important to the future operations of the combined entity that will result from the merger. Substantial difficulties could be encountered, including the following:

•	the loss of key employees and customers;
•	the disruption of operations and business;
•	possible inconsistencies in standards, control procedures, and policies;
•	unexpected problems with costs, operations, personnel, technology, and credit; and
•	problems with the assimilation of new operations, sites, and personnel, which could divert resources from regular banking operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. Management actively monitors and manages our interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on our financial condition and results of operations. The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Interest Income” is incorporated herein by reference. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.

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

Tourville, Simpson & Caskey, L.L.P.‘s reports on our financial statements for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. We had no disagreements with Tourville, Simpson & Caskey, L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Tourville, Simpson & Caskey, L.L.P.‘s satisfaction, would have caused it to make reference to the subject matter of the disagreement in its reports.

Tourville, Simpson & Caskey, L.L.P. dissolved upon the filing of a Notice of Dissolution with the South Carolina Secretary of State on December 31, 2002 and was therefore unable to issue its consent in connection with our registration statement on Form S-4 filed on December 2, 2003. To resolve this issue, Elliott Davis, LLC re-audited our consolidated financial statements for the years ended December 31, 2001 and 2000.

Item 9A. Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications. We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls. The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our finance personnel, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

PART III

Information called for by PART III (Items 10, 11, 12 and 13) of this Report on Form 10-K has been omitted as we intend to file with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2003 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement.

Item 10.	Directors and Executive Officers of the Registrant.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions.

Item 14.	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)-(2) Financial Statements and Schedules:

          Our consolidated financial statements and schedules identified in the accompanying Index to Financial Statements at page F-1 herein are filed as part of this Report on Form 10-K.

(a)(3) Exhibits:

The accompanying Exhibit Index on page E-1 sets forth the exhibits that are filed as part of this Report on Form 10-K.

(b) Reports on Form 8-K:

Date Filed or Furnished	Item	Description

October 16, 2003	5	We announced the signing of a definitive merger agreement whereby we would acquire privately held Abbeville Capital Corporation located in Abbeville, South Carolina

October 16, 2003	12	We issued a press release announcing the financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Community Capital Corporation, has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY CAPITAL CORPORATION

Dated: March 24, 2004	By:	/s/ William G. Stevens
William G. Stevens President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Stevens William G. Stevens	President, Chief Executive Officer, and Director	March 24, 2004

/s/ R. Wesley Brewer R. Wesley Brewer	Chief Financial Officer, Executive Vice President, and Secretary	March 24, 2004

* Patricia C. Hartung	Assistant Secretary and Director	March 24, 2004

* David P. Allred	Director	March 24, 2004

* Harold Clinkscales, Jr.	Director	March 24, 2004

* Wayne Q. Justesen, Jr.	Director	March 24, 2004

* B. Marshall Keys	Director	March 24, 2004

* Clinton C. Lemon, Jr.	Director	March 24, 2004

* Miles Loadholt	Director	March 24, 2004

* Thomas C. Lynch, Jr.	Director	March 24, 2004

* H. Edward Munnerlyn	Director	March 24, 2004

* George B. Park	Director	March 24, 2004

* George D. Rodgers	Director	March 24, 2004

* Charles J. Rogers	Director	March 24, 2004

* Thomas E. Skelton	Director	March 24, 2004

* Lex D. Walters	Director	March 24, 2004

*By: /s/ William G. Stevens (William G. Stevens) (As Attorney-in-Fact for each of the persons indicated)	March 24, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY CAPITAL CORPORATION

AND ITS

EMPLOYEE STOCK OWNERSHIP PLAN WITH 401(K) PROVISIONS

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Community Capital Corporation
Greenwood, South Carolina

We have audited the accompanying consolidated balance sheets of Community Capital Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Community Capital Corporation as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Elliott Davis, LLC
Columbia, South Carolina
January 16, 2004, except for
Notes 1 and 24 as to which
the date is March 22, 2004

INDEPENDENT AUDITORS’ REPORT

Community Capital Corporation
Employee Stock Ownership Plan
Greenwood, South Carolina

          We have audited the accompanying statements of net assets available for benefits of Community Capital Corporation Employee Stock Ownership Plan as of December 31, 2003 and 2002, and the related statement of changes in net assets available for benefits for the year ended December 31, 2003. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Community Capital Corporation Employee Stock Ownership Plan as of December 31, 2003 and 2002, and the changes in net assets available for benefits for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

          Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental information is the responsibility of the Plan’s management. The supplemental information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Greenville, South Carolina
February 13, 2004

Consolidated Balance Sheets

	December 31,

(Dollars in thousands, except share information)	2003	2002

Assets:
Cash and cash equivalents:
Cash and due from banks	$16,664	$9,648
Interest-bearing deposit accounts	270	39

Total cash and cash equivalents	16,934	9,687

Investment securities:
Securities available-for-sale	42,198	50,096
Securities held-to-maturity (estimated fair value of
$517 and $550 at December 31, 2003 and 2002)	470	550
Nonmarketable equity securities	3,230	5,166

Total investment securities	45,898	55,812

Loans held for sale	274	2,684
Loans receivable	326,178	288,842
Less allowance for loan losses	(4,584)	(4,282)

Loans, net	321,594	284,560
Premises and equipment, net	9,626	9,850
Accrued interest receivable	1,627	1,907
Intangible assets	3,646	3,992
Cash surrender value of life insurance	10,794	10,289
Other assets	2,366	1,984

Total assets	$412,759	$380,765

Liabilities:
Deposits:
Noninterest-bearing	$36,204	$29,422
Interest-bearing	278,069	247,139

Total deposits	314,273	276,561

Federal funds purchased and securities sold under
agreements to repurchase	20,178	25,850
Advances from the Federal Home Loan Bank	30,425	31,140
Obligations under capital leases	361	733
Accrued interest payable	508	649
Other liabilities	1,481	1,424

Total liabilities	367,226	336,357

Commitments and contingencies - Notes 4, 11, and 15

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized;
4,175,919 and 3,860,790 shares issued and outstanding at
December 31, 2003 and 2002, respectively	4,176	3,861
Capital surplus	37,375	34,754
Accumulated other comprehensive income	869	989
Retained earnings	12,791	8,947
Treasury stock, at cost (702,522 in 2003, and 367,875 shares in 2002)	(9,678)	(4,143)

Total shareholders’ equity	45,533	44,408

Total liabilities and shareholders’ equity	$412,759	$380,765

Consolidated Statements of Income

	For the years ended December 31,

(Dollars in thousands, except for per share data amounts)	2003	2002	2001

Interest income:
Loans, including fees	$18,821	$19,296	$22,356
Investment securities:
Taxable	908	1,494	3,053
Tax-exempt	1,162	1,222	1,251
Nonmarketable equity securities	140	188	226
Federal funds sold and other	-	4	75

Total interest income	21,031	22,204	26,961

Interest expense:
Deposits	4,727	5,418	11,046
Advances from the Federal Home Loan Bank	1,400	1,947	1,958
Federal funds purchased and securities sold under
agreements to repurchase	268	344	411
Long-term debt	-	-	156
Obligations under capital leases	60	84	104

Total interest expense	6,455	7,793	13,675

Net interest income	14,576	14,411	13,286
Provision for loan losses	479	773	1,920

Net interest income after provision for loan losses	14,097	13,638	11,366

Noninterest income:
Service charges on deposit accounts	2,372	2,578	2,128
Gain on sales of nonmarketable equity securities	1,689	-	290
Gain on sales of securities available-for-sale	27	106	-
Gain on sale of loans held for sale	1,259	726	822
Commissions from sales of mutual funds	226	106	32
Income from fiduciary activities	394	281	131
Gain on sale of branches	-	-	5,791
Gain on sale of premises and equipment	29	-	37
Other operating income	1,105	742	883

Total noninterest income	7,101	4,539	10,114

Noninterest expenses:
Salaries and employee benefits	7,118	6,418	6,522
Net occupancy	742	697	749
Amortization of intangible assets	346	346	2,440
Furniture and equipment	1,117	1,050	1,440
Other operating expenses	5,210	3,381	3,951

Total noninterest expenses	14,533	11,892	15,102

Income before income taxes	6,665	6,285	6,378
Income tax expense	1,663	1,683	1,900

Net income	$5,002	$4,602	$4,478

Earnings per share:
Basic earnings per share	$1.43	$1.34	$1.31

Diluted earnings per share	$1.36	$1.26	$1.26

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the years ended December 31, 2003, 2002, and 2001

(Dollars in thousands,	Common stock		Capital	Accumulated other compre- hensive	Retained	Treasury
except share data)	Shares	Amount	surplus	income (loss)	earnings	stock	Total

Balance, December 31, 2000	3,300,395	$3,300	$30,826	$(578)	$1,984	$(388)	$35,144

Net income					4,478		4,478

Other comprehensive income,
net of tax effects				746			746

Comprehensive income							5,224

Dividends paid ($0.06
per share)					(209)		(209)

Stock options exercised	94,526	95	555				650

5% stock dividend and cash
paid in lieu of fractional shares	164,388	164	1,167		(1,320)	(18)	(7)

Purchase of treasury stock
(143,265 shares)						(1,529)	(1,529)

Balance, December 31, 2001	3,559,309	3,559	32,548	168	4,933	(1,935)	39,273

Net income					4,602		4,602

Other comprehensive income,
net of tax effects				821			821

Comprehensive income							5,423

Dividends paid ($0.17
per share)					(588)		(588)

Stock options exercised	301,481	302	2,206				2,508

Purchase of treasury stock
(178,851 shares)						(2,208)	(2,208)

Balance, December 31, 2002	3,860,790	3,861	34,754	989	8,947	(4,143)	44,408

Net income					5,002		5,002

Other comprehensive income,
net of tax effects				(120)			(120)

Comprehensive income							4,882

Dividends paid ($0.33
per share)					(1,158)		(1,158)

Stock options exercised	315,129	315	2,621				2,936

Purchase of treasury stock
(334,647 shares)						(5,535)	(5,535)

Balance, December 31, 2003	4,175,919	$4,176	$37,375	$869	$12,791	$(9,678)	$45,533

Consolidated Statements of Cash Flows

	For the years ended December 31,

(Dollars in thousands)	2003	2002	2001

Cash flows from operating activities:
Net income	$5,002	$4,602	$4,478
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	938	1,101	1,476
Writedown on disposal of equipment	151	-	-
Provision for loan losses	479	773	1,920
Deferred income tax benefit	(21)	562	(404)
Amortization of intangible assets	346	346	2,440
Premium amortization less discount accretion
on securities available-for-sale	20	38	164
Amortization of deferred loan costs and fees, net	-	2	155
Net gain on sales or calls of securities available-for-sale	(27)	(106)	-
Net gain on sales of nonmarketable equity securities	(1,689)	-	(290)
Proceeds of sales of residential mortgages	49,811	28,375	27,140
Disbursements for residential mortgages held-for-sale	(52,511)	(27,365)	(29,323)
(Increase) decrease in interest receivable	280	101	1,134
Increase (decrease) in interest payable	(141)	(403)	(1,102)
Gain on sale of premises and equipment	(29)	-	(37)
(Gain) loss on sale of other real estate	50	90	-
(Increase) decrease in other assets	(367)	(1,319)	382
Increase (decrease) in other liabilities	(896)	(1,136)	1,069

Net cash provided by operating activities	1,396	5,661	9,202

Cash flows from investing activities:
Net increase in loans made to customers	(32,805)	(41,671)	(19,372)
Proceeds from sales of securities available-for-sale	4,544	5,147	-
Proceeds from calls and maturities of securities available-for-sale	16,679	13,650	44,816
Purchases of securities available-for-sale	(13,500)	(10,730)	(750)
Proceeds from calls and maturities of securities held-to-maturity	80	-	40
Proceeds from sales of nonmarketable equity securities	3,670	239	385
Purchase of nonmarketable equity securities	(45)	-	-
Purchase of premises and equipment	(1,016)	(573)	(309)
Proceeds from sales of premises and equipment	275	157	128
Proceeds from sales of other real estate	401	394	58
Purchase of cash surrender value of life insurance	-	(8,077)	(411)
Net cash outflow from sale of branches	-	-	(14,196)

Net cash provided (used) by investing activities	(21,717)	(41,464)	10,389

Cash flows from financing activities:
Net increase in demand and savings accounts	43,078	13,683	18,826
Net increase (decrease) in time deposits	(5,366)	4,548	(26,683)
Net increase (decrease) in federal funds purchased and securities
sold under agreements to repurchase	(5,672)	18,386	(4,709)
Proceeds from advances from the Federal Home Loan Bank	21,900	-	-
Repayments of advances from the Federal Home Loan Bank	(22,615)	(130)	(1,129)
Proceeds from advances from long-term debt	-	-	300
Repayments of advances from long-term debt	-	-	(5,145)
Dividends paid	(1,158)	(588)	(209)
Proceeds from exercise of stock options	2,936	2,508	650
Cash paid in lieu of fractional shares	-	-	(7)
Purchase of treasury stock	(5,535)	(2,208)	(1,529)

Net cash provided (used) by financing activities	27,568	36,199	(19,635)

Net increase (decrease) in cash and cash equivalents	7,247	396	(44)
Cash and cash equivalents, beginning of year	9,687	9,291	9,335

Cash and cash equivalents, end of year	$16,934	$9,687	$9,291

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Community Capital Corporation (the Company) serves as a bank holding company for CapitalBank (the Bank). CapitalBank operates thirteen branches throughout South Carolina. The Bank offers a full range of banking services, including a wealth management group featuring a wide array of financial services, with personalized attention, local decision making and strong emphasis on the needs of individuals and small to medium-sized businesses. As discussed in Note 23, the Company acquired Abbeville Capital Corporation and its subsidiary, The Bank of Abbeville on March 4, 2004. The Bank of Abbeville will operate as a branch of CapitalBank.

The accounting and reporting policies of the Company reflect industry practices and conform to generally accepted accounting principles in all material respects. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates – In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and income and expenses for the period. Actual results could differ significantly from those estimates.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Securities Available-for-sale – Securities available-for-sale by the Company are carried at amortized cost and adjusted to estimated fair value by recording the aggregate unrealized gain or loss in a valuation account. Management does not actively trade securities classified as available-for-sale. Reductions in fair value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis in the security. Generally, amortization of premiums and accretion of discounts are charged or credited to earnings on a straight-line basis over the life of the securities. The adjusted cost basis of securities available-for-sale is determined by specific identification and is used in computing the gain or loss from a sales transaction.

Securities Held-To-Maturity – Securities held-to-maturity are those securities which management has the intent and the Company has the ability to hold until maturity. Securities held-to-maturity are carried at cost and adjusted for amortization of premiums and accretion of discounts, both computed by the straight-line method. Reductions in fair value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis of the security.

Nonmarketable Equity Securities – Nonmarketable equity securities include the costs of the Company’s investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank. The stocks have no quoted market value, and no ready market exists. Investment in Federal Reserve Bank stock is required for state-chartered member banks. Investment in Federal Home Loan Bank stock is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to secure the borrowings. At both December 31, 2003 and 2002, the investment in Federal Reserve Bank stock was $1,037,150. At December 31, 2003 and 2002, the investment in Federal Home Loan Bank stock was $1,622,500 and $1,808,300, respectively.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Nonmarketable Equity Securities (continued) – The Company has invested in the stock of several unrelated financial institutions. The Company owns less than five percent of the outstanding shares of each institution, and the stocks either have no quoted market value or are not readily marketable. At December 31, 2003 and 2002, the investments in the stock of the unrelated financial institutions, at cost, were $70,225 and $1,820,144, respectively. During 2003, the Company sold its investments in three financial institutions and recorded a gain on these sales of $1,689,000. The Company also invested in a financial services company that offers internet banking. The Company’s investment in the stock of this institution was $500,000 at December 31, 2003 and 2002.

Loans receivable – Loans are recorded at their unpaid principal balance. Direct loan origination costs and loan origination fees are deferred and amortized over the lives of the loans as an adjustment to yield. Unamortized net deferred loan costs included in loans at December 31, 2003 and 2002 were $136,478 and $136,053, respectively.

Loans are defined as impaired when “based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.” All loans are subject to this criteria except for: “smaller-balance homogeneous loans that are collectively evaluated for impairment” and loans “measured at fair value or at the lower of cost or fair value.” The Company considers its consumer installment portfolio, credit cards, and home equity lines as meeting this criteria. Therefore, the real estate and commercial loan portfolios are primarily subject to possible impairment.

Impaired loans are measured based on the present value of discounted expected cash flows. When it is determined that a loan is impaired, a direct charge to bad debt expense is made for the difference between the net present value of expected future cash flows based on the contractual rate and the Company’s recorded investment in the related loan. The corresponding entry is to a related valuation account. Interest is discontinued on impaired loans when management determines that a borrower may be unable to meet payments as they become due.

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected. At December 31, 2003 and 2002, the Company had no impaired loans that were material to the consolidated financial statements.

Interest income is computed using the simple interest method and is recorded in the period earned. When serious doubt exists as to the collectibility of a loan or a loan is contractually 90 days past due, the accrual of interest income is generally discontinued unless the estimated net realizable value of the collateral is sufficient to assure collection of the principal balance and accrued interest. When interest accruals are discontinued, unpaid accrued interest is reversed and charged against current year income.

Allowance for Loan Losses – Management provides for losses on loans through specific and general charges to operations and credits such charges to the allowance for loan losses. Specific provision for losses is determined for identified loans based upon estimates of the excess of the loan’s carrying value over the net realizable value of the underlying collateral. General provision for loan losses is estimated by management based upon factors including industry loss experience for similar lending categories, actual loss experience, delinquency trends, as well as prevailing and anticipated economic conditions. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. Delinquent loans are charged against the allowance at the time they are determined to be uncollectible. Recoveries are added to the allowance.

Residential Mortgages Held-For-Sale – The Company’s mortgage activities are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgages and selling mortgages to investors under pre-existing commitments. Funded residential mortgages held temporarily for sale to investors are recorded at the lower of cost or market value. Application and origination fees collected by the Company are recognized as income upon sale to the investor.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Premises and Equipment – Premises and equipment are stated at cost, less accumulated depreciation. Gain or loss on retirement of premises and equipment is recognized in the statements of income when incurred. Expenditures for maintenance and repairs are charged to expense; betterments and improvements are capitalized. Depreciation charges are computed principally on the straight-line method over the estimated useful lives as follows: building and improvements – 40 years; furniture, fixtures and equipment – 3 to 15 years.

Other Real Estate Owned – Other real estate owned includes real estate acquired through foreclosure. Other real estate owned is carried at the lower of cost (principal balance at the date of foreclosure) or fair value minus estimated costs to sell. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses to maintain such assets, subsequent changes in the valuation allowance, and gains and losses on disposal are included in other expenses.

Intangible Assets – Intangible assets consist of goodwill and core deposit premiums resulting from the Company’s acquisitions. The core deposit premiums are being amortized over fifteen years using the straight-line method. Goodwill is being evaluated for impairment on annual basis in accordance with SFAS No. 147.

Income Taxes – The income tax provision is the sum of amounts currently payable to taxing authorities and the net changes in income taxes payable or refundable in future years. Income taxes deferred to future years are determined utilizing a liability approach. This method gives consideration to the future tax consequences associated with differences between the financial accounting and tax bases of certain assets and liabilities, principally the allowance for loan losses and depreciable premises and equipment.

Advertising Expense – Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent. Advertising and public relations costs of $146,263, $90,682, and $91,824 were included in the Company’s results of operations for 2003, 2002, and 2001, respectively.

Stock-Based Compensation – The Company has a stock-based employee compensation plan that is further described in Note 13. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

	Year ended December 31,

(Dollars in thousands, except for per share data)	2003	2002	2001

Net income, as reported	$5,002	$4,602	$4,478
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	101	301	452

Pro forma net income	$4,901	$4,301	$4,026

Earnings per share:
Basic - as reported	$1.43	$1.34	$1.31

Basic - pro forma	$1.40	$1.25	$1.18

Diluted - as reported	$1.36	$1.26	$1.26

Diluted - pro forma	$1.33	$1.18	$1.13

Cash Flow Information – For purposes of reporting cash flows, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from depository institutions, interest-bearing deposit accounts, and federal funds sold. Generally, federal funds are sold for one-day periods.

The following summarizes supplemental cash flow information:

	Year ended December 31,

(Dollars in thousands)	2003	2002	2001

Cash paid for interest	$6,596	$8,196	$15,088
Cash paid for income taxes	1,947	3,404	690

Supplemental noncash investing and financing activities:
Foreclosures on loans	402	486	148

Transfer from retained earnings to common stock and
capital surplus to record stock dividends	-	-	1,331

Change in unrealized gain or loss on securities available-
for sale, net of tax	(120)	821	746

Concentrations of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, securities, federal funds sold and amounts due from banks. Management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions. Although the Company’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on business and economic conditions in the upstate region of South Carolina. Management does not believe credit risk is associated with obligations of the United States, its agencies or its corporations. The Company places its deposits and correspondent accounts with and sells its federal funds to high credit quality institutions. By policy, time deposits are limited to amounts insured by the Federal Deposit Insurance Corporation. Management believes credit risk associated with correspondent accounts is not significant.

Per-Share Data – Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding for the period. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued using the treasury stock method.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Share and per-share data have been restated to reflect the 5% stock dividend issued in May 2001.

Comprehensive Income – Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Year ended December 31,

(Dollars in thousands)	2003	2002	2001

Unrealized holding gains (losses) on
available-for-sale securities	$(155)	$1,350	$1,130
Reclassification adjustment for (gains)
losses realized in income	(27)	(106)	-

Net unrealized gains (losses) on securities	(182)	1,244	1,130
Tax effect	62	(423)	(384)

Net-of-tax amount	$(120)	$821	$746

Common Stock Owned by the Employee Stock Ownership Plan (ESOP) – ESOP purchases and redemptions of the Company’s common stock are at estimated fair value. Dividends on ESOP shares are charged to retained earnings. All shares held by the ESOP are treated as outstanding for purposes of computing earnings per share.

Off-Balance-Sheet Financial Instruments – In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Recent Accounting Pronouncements – In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The disclosure-only provisions of SFAS No. 148 had no impact on the financial condition of the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments,

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a material effect on the Company’s financial position or results of operations.

Risks and Uncertainties – In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the Company’s loan portfolio that results from borrower’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators’ judgments based on information available to them at the time of their examination.

Reclassifications – Certain captions and amounts in the 2002 and 2001 financial statements were reclassified to conform with the 2003 presentation.

NOTE 2 – RESTRICTIONS ON CASH AND DUE FROM BANKS

Accounting for Transfers of Financial Assets – A sale is recognized when the Company relinquishes control over a financial asset and is compensated for such asset. The difference between the net proceeds received and the carrying amount of the financial asset being sold or securitized is recognized as a gain or loss on the sale.

The Company is required to maintain average reserve balances computed as a percentage of deposits. At December 31, 2003 and 2002, the required cash reserves were satisfied by vault cash on hand and amounts due from correspondent banks.

NOTE 3 – INVESTMENT SECURITIES

Securities available-for-sale at December 31, 2003 and 2002 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value

December 31, 2003
U.S. Government agencies and corporations	$10,211	$9	$28	$10,192
Obligations of state and local governments	23,061	1,215	-	24,276
Obligations of corporations	750	11	-	761

	34,022	1,235	28	35,229
Mortgage-backed securities	6,860	136	27	6,969

Total	$40,882	$1,371	$55	$42,198

December 31, 2002
U.S. Government agencies and corporations	$13,540	$216	$-	$13,756
Obligations of state and local governments	24,774	959	-	25,733
Obligations of corporations	750	-	-	750

	39,064	1,175	-	40,239
Mortgage-backed securities	9,534	323	-	9,857

Total	$48,598	$1,498	$-	$50,096

Securities held-to-maturity as of December 31, 2003 and 2002 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value

December 31, 2003
Obligations of state and local governments	$470	$47	$-	$517

December 31, 2002
Obligations of state and local governments	$550	$-	$-	$550

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

NOTE 3 – INVESTMENT SECURITIES – continued

Securities Available-for-Sale

	Less than twelve months		Twelve months or more		Total

(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

U.S. government agencies
and corporations	$4,162	$55	$-	$-	$4,162	$55

The following table summarizes the maturities of securities available-for-sale and held-to-maturity as of December 31, 2003, based on the contractual maturities. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities Available-For-Sale		Securities Held-To-Maturity

(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$225	$227	$-	$-
Due after one year but within five years	9,934	9,996	-	-
Due after five years but within ten years	7,351	7,782	470	517
Due after ten years	16,512	17,224	-	-

	34,022	35,229	470	517
Mortgage-backed securities	6,860	6,969	-	-

Total	$40,882	$42,198	$470	$517

Proceeds from sales of securities available-for-sale during 2003 and 2002 were $4,544,000 and $5,147,000, respectively, resulting in gross realized gains of $27,000 and $106,000, respectively. There were no gross realized losses in 2003, 2002 or 2001. There were no sales of securities available-for-sale in 2001. There were no sales of securities held-to-maturity in 2003, 2002, or 2001.

At December 31, 2003 and 2002, securities having amortized costs of approximately $40,641,000 and $46,403,000, respectively, and estimated fair values of $42,075,000 and $47,850,000, respectively, were pledged as collateral for short-term borrowings, to secure public and trust deposits, and for other purposes as required and permitted by law.

As noted in Note 1, the Company has nonmarketable equity securities consisting of investments in several financial institutions. These investments totaled $70,225 and $1,820,144 at December 31, 2003 and 2002, respectively. The Company sold several of these investments in 2003 and realized gains of $1,689,000. This amount is reflected as a separate line item in noninterest income.

NOTE 4 – LOANS RECEIVABLE

Loans receivable are summarized as follows:

	December 31,

(Dollars in thousands)	2003	2002

Commercial and industrial	$31,214	$30,092
Real estate - construction	16,187	13,049
Real estate - mortgage and commercial	234,053	206,772
Home equity	24,236	21,095
Consumer - installment	19,056	16,323
Consumer - credit card and checking	1,432	1,511

Total gross loans	$326,178	$288,842

NOTE 4 – LOANS RECEIVABLE – continued

At December 31, 2003 and 2002, the Company had sold participations in loans aggregating $4,584,000 and $14,425,000, respectively, to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and fund loans of qualified borrowers (see Note 1). Funded loans are sold without recourse to investors under the terms of pre-existing commitments. The Company does not sell residential mortgages having market or interest rate risk. The Company does not service residential mortgage loans for the benefit of others.

At December 31, 2003 and 2002, the Company had pledged approximately $98,870,000 and $83,489,000, respectively, of loans on residential real estate as collateral for advances from the Federal Home Loan Bank (see Note 9).

An analysis of the allowance for loan losses for the years ended December 31, 2003, 2002, and 2001, is as follows:

(Dollars in thousands)	2003	2002	2001

Balance, beginning of year	$4,282	$4,103	$3,060
Provision charged to operations	479	773	1,920
Recoveries on loans previously charged-off	288	129	98
Loans charged-off	(465)	(723)	(975)

Balance, end of year	$4,584	$4,282	$4,103

At December 31, 2003 and 2002, management reviewed its problem loan watch list and determined that no impairment on loans existed. At December 31, 2003 and 2002, the Company had nonaccrual loans of approximately $1,816,000 and $1,893,000, respectively, for which impairment had not been recognized. The Company had loans contractually past due 90 days or more and still accruing interest totaling $158,000 and $128,000 at December 31, 2003 and 2002, respectively.

In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments are commitments to extend credit, commitments under credit card arrangements and letters of credit and have elements of risk in excess of the amount recognized in the balance sheet. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.

At December 31, 2003 and 2002, the Company had unfunded commitments, including standby letters of credit, of $49,407,000 and $52,403,000, of which $4,948,000 and $7,650,000, respectively, were unsecured. At December 31, 2003, the Company was not committed to lend additional funds to borrowers having loans in nonaccrual status. The fair value of any potential liabilities associated with standby letters of credit is insignificant.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. Various recourse agreements exist, ranging from forty-five days to twelve months. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans sold have ever been returned to the Company, the total loans sold with limited recourse amount does not necessarily represent future cash

NOTE 4 – LOANS RECEIVABLE – continued

requirements. The Company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments. Total loans sold with limited recourse in 2003 were $49,811,000.

NOTE 5 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,

(Dollars in thousands)	2003	2002

Land	$1,875	$2,111
Building and land improvements	7,633	6,986
Furniture and equipment	6,163	6,145

Total	15,671	15,242

Less, accumulated depreciation	(6,045)	(5,392)

Premises and equipment, net	$9,626	$9,850

Depreciation and amortization expense was $940,000, $1,101,000 and $1,476,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization are summarized as follows:

	December 31,

(Dollars in thousands)	2003	2002

Core deposit premium	$3,593	$3,939
Goodwill	53	53

	$3,646	$3,992

In accordance with SFAS No. 147, the Company evaluated its goodwill and determined that no impairment existed at December 31, 2003 and 2002. Therefore, there was no amortization of goodwill for the years ended December 31, 2003 or 2002. Amortization expense related to the core deposit premium was $346,000 for the years ended December 31, 2003 and 2002, respectively, and $2,440,000 for the year ended December 31, 2001.

NOTE 7 – DEPOSITS

The following is a summary of deposit accounts:

	December 31,

(Dollars in thousands)	2003	2002

Noninterest-bearing demand deposits	$36,204	$29,422
Interest-bearing demand deposits	73,166	36,121
Money market accounts	64,796	66,295
Savings	28,697	27,948
Certificates of deposit and other time deposits	111,410	116,775

Total deposits	$314,273	$276,561

NOTE 7 – DEPOSITS – continued

At December 31, 2003 and 2002, certificates of deposit of $100,000 or more totaled approximately $41,761,000 and $42,012,000 , respectively. Interest expense on these deposits was approximately $1,074,000, $1,259,000 and $2,231,000 in 2003, 2002 and 2001, respectively.

Scheduled maturities of certificates of deposit and other time deposits as of December 31, 2003 were as follows:

(Dollars in thousands) Maturing in	Amount

2004	$84,638
2005	20,970
2006	5,799
2007	-
2008	3

Total	$111,410

NOTE 8 – FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had federal funds purchased and securities sold under agreements to repurchase which generally mature within one day. At December 31, 2003 and 2002, the securities sold under agreements to repurchase totaled $5,326,000 and $4,645,000, respectively. At December 31, 2003 and 2002, the amortized costs of securities pledged to collateralize the repurchase agreements were $4,729,000 and $5,283,000, respectively, and estimated fair values were $4,841,000 and $5,457,000, respectively. A third-party custodian holds the securities underlying the agreements. At December 31, 2003 and 2002, federal funds purchased were $14,852,000 and $21,205,000, respectively.

NOTE 9 – ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following:

(Dollars in thousands)		December 31,
Description	Interest Rate	2003	2002
Fixed rate advances maturing:

February 3, 2003	5.97%	$-	$15
March 17, 2003	6.41	-	10,000
March 17, 2005	6.60	-	5,000
October 13, 2005	5.84	3,000	3,000
March 26, 2008	5.51	-	1,500
September 5, 2008	3.03	5,400	-
September 29, 2008	1.86	6,500	-
February 2, 2009	4.95	525	625
March 17, 2010	5.92	5,000	5,000
March 30, 2010	6.02	-	2,000
March 30, 2010	6.02	-	4,000
March 14, 2013	1.15	10,000	-

		$30,425	$31,140

NOTE 9 – ADVANCES FROM THE FEDERAL HOME LOAN BANK – continued

During 2003, the Company restructured several advances from the Federal Home Loan Bank and was assessed prepayment penalties. Prepayment penalties totaling $1,093,000 were associated with the restructuring. These penalties are included in other operating expenses for the year ended December 31, 2003.

The Federal Home Loan Bank has also issued Irrevocable Letters of Credit to the Company totaling $10,002,000 to secure deposits in the name of the State of South Carolina. The Letters expire at various dates throughout 2004 and renew automatically for one-year periods unless FHLB provides written notice to cancel. The Company has not drawn funds on these lines as of December 31, 2003.

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

(Dollars in thousands)	Amount

2004	$-
2005	3,000
2006	-
2007	-
2008 and thereafter	27,425

Total	$30,425

As collateral, the Company had pledged first mortgage loans on one to four family residential loans aggregating $98,870,000 (see Note 4) at December 31, 2003. In addition, the Company’s Federal Home Loan Bank stock is pledged to secure the borrowings. Certain advances are subject to prepayment penalties.

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company declared a 5% stock dividend for shareholders of record on May 30, 2001. Amounts equal to the estimated fair value of the additional shares issued have been charged to retained earnings and credited to common stock and capital surplus. Dividends representing fractional shares were paid in cash. Earnings per share, average shares outstanding, treasury shares, employee stock ownership plan shares, and stock option plan shares have been adjusted to reflect the stock dividends for all periods presented.

During 2003 and 2002, the Board of Directors approved stock repurchase plans whereby the Company could repurchase up to $7,500,000 of its outstanding shares of common stock. As of December 31, 2003, the Company had purchased 513,498 shares under the plans (and prior plans), at an average cost of $15.08.

At December 31, 2003 and 2002, the Company had authorized 2,000,000 shares of a special class of stock, par value $1.00 per share, the rights and preferences of which were to be designated as the Board of Directors should determine. At December 31, 2003 and 2002, no shares of the undesignated stock had been issued or were outstanding.

NOTE 11 – LEASES

The Bank leases part of a building and land as a branch banking location. The operating lease has an initial ten-year term, which expires July 31, 2006, and is renewable, at the Bank’s option, for four five-year terms at an increased monthly rental. The lease requires monthly payments of $3,500 with an increase to $3,850 per month during the last five years of the initial lease term. The initial lease term ends on July 31, 2006. The monthly payments upon renewal are $4,235. Rental expense under this operating lease agreement was $46,200, $46,200 and $44,100 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Bank also leases a building for its Greenville branch location. The operating lease, which originated on October 1, 2002 has an initial three-year term. The lease is renewable at the Bank’s option for three one-year terms

NOTE 11 – LEASES – continued

at an increased monthly rental. The lease term requires monthly payments of $3,500 per month. The initial lease term ends on September 30, 2005. Rental expense for the years ended December 31, 2003 and 2002 totaled $42,000 and $10,500, respectively.

The Bank also leases a building for its Anderson branch location. The lease was originated on May 1, 2002 and expires on September 15, 2004. The lease requires payments of $2,400 per month for the period July 2002 through December 2002, $3,000 per month for the period January 2003 through August 2004, and $1,500 for the remaining term. Rental expense for the years ended December 31, 2003 and 2002 totaled $36,000 and $14,400, respectively.

Future obligations over the primary terms of the remaining long-term leases as of December 31, 2003 are as follows:

(Dollars in thousands)	Amount

2004	$114
2005	78
2006	27

Total	$219

Two of the leases contain options to renew. The cost of such renewals is not included above.

The Company has a lease agreement for its data processing equipment. The rental term is for sixty months and provides for the lessee to pay certain maintenance costs.

Assets recorded under capital leases and included in premises and equipment were as follows at December 31, 2003:

(Dollars in thousands)	Amount

Equipment	$808
Less, accumulated depreciation	471

Net assets under capital leases	$337

The future minimum capital lease payments were as follows at December 31, 2003:

(Dollars in thousands)	Amount

2004	$254
2005	276

Total payments	530

Less, amount representing interest	39
Less, amount representing maintenance	130

Total obligations under capital leases	$361

In 2003, the Company outsourced its data processing function. This resulted in the disposal of some of the core processing equipment that had been leased. The writedown on the disposal of this piece of equipment and cancellation was $151,000 and is included in other operating expenses for the year ended December 31, 2003. At December 31, 2002, the Company had two leases for data processing equipment with net assets under capital leases totaling $715,000. Obligations under capital leases at December 31, 2002 relating to the two leases totaled $733,000.

NOTE 12 – CAPITAL REQUIREMENTS AND REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum ratios (set forth in the table below) of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Tier 1 capital of the Company and the Bank consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital.

The Company and the Bank are also required to maintain capital at a minimum level based on average assets (as defined), which is known as the leverage ratio. Only the strongest institutions are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

As of the most recent regulatory examination, the Bank was deemed well capitalized under the regulatory framework for prompt corrective action. To be categorized well capitalized, the Bank must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Bank’s categories.

The following tables summarize the capital ratios and the regulatory minimum requirements of the Company and the Bank at December 31, 2003 and 2002.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003
The Company
Total capital (to risk-weighted assets)	$44,846	14.68%	$24,445	8.00%	$-	N/A
Tier 1 capital (to risk-weighted assets)	41,017	13.42	12,223	4.00	-	N/A
Tier 1 capital (to average assets)	41,017	10.38	15,808	4.00	-	N/A

CapitalBank
Total capital (to risk-weighted assets)	$43,522	14.31%	$24,344	8.00%	$30,430	10.00%
Tier 1 capital (to risk-weighted assets)	39,739	13.06	12,172	4.00	18,256	6.00
Tier 1 capital (to average assets)	39,739	10.11	15,728	4.00	19,660	5.00

December 31, 2002
The Company
Total capital (to risk-weighted assets)	$42,917	15.41%	$22,274	8.00%	$-	N/A
Tier 1 capital (to risk-weighted assets)	39,427	14.16	11,137	4.00	-	N/A
Tier 1 capital (to average assets)	39,427	10.59	14,898	4.00	-	N/A

CapitalBank
Total capital (to risk-weighted assets)	$38,760	14.00%	$22,150	8.00%	$27,687	10.00%
Tier 1 capital (to risk-weighted assets)	35,289	12.75	11,075	4.00	16,612	6.00
Tier 1 capital (to average assets)	35,289	9.51	14,839	4.00	18,549	5.00

NOTE 13 – STOCK COMPENSATION PLANS

On May 27, 1998, the Company terminated its Employee Incentive Stock Option Plan and its Incentive and No statutory Stock Option Plan (the “Plans”). Effective January 1, 1998, the 1997 Stock Incentive Plan replaced these Plans. Outstanding options issued under the former Plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At December 31, 2003, there were 17,366 options outstanding that had been issued under the terminated Plans.

The 1997 Stock Incentive Plan provides for the granting of statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as nonstatutory stock options, stock appreciation rights, or restricted stock of up to 600,000 shares (as amended January 27, 1999), adjusted for stock dividends of the Company’s common stock, to officers, employees, and directors of and consultants for the Company. The Board voted to amend the number of shares available for grant from 2,100,000 to 600,000 in January 1999. Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, the Company’s Board of Directors has sole discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock options may not be less than the fair value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 50% of the fair value of a share on the effective date of grant. Any options that expire unexercised or are canceled become available for reissuance. No awards may be made after January 27, 2008.

During 2003, the Company granted 73,000 options pursuant to the terms of the Company’s 1997 Stock Incentive Plan. The options are exercisable one year from the date of grant at prices ranging between $14.12 and $19.65 per-share and expire during 2008. As of December 31, 2003, there were 57,385 options available for issuance under this Plan.

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

	2003	2002	2001

Dividend yield	2.29%	1.36%	0.78%
Expected volatility	9.86%	22.87%	62.28%
Risk-free interest rate	3.98%	4.78%	4.49%
Expected life	5 years	5 years	5 years

The weighted-average fair value of options, calculated using the Black-Scholes option-pricing model, granted during 2003, 2002, and 2001 is $1.69, $3.21 and $4.18, respectively.

A summary of the status of the Company’s stock option plans as of December 31, 2003, 2002, and 2001 and changes during the years ended on those dates is presented below:

	2003		2002		2001

(Dollars in thousands, except per share data)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	548,852	$9.34	804,483	$8.76	944,20	$9.10
Granted	73,000	14.46	60,250	12.54	137,241	7.71
Exercised	(315,129)	9.33	(301,025)	8.32	(93,414)	6.86
Cancelled	(18,578)	13.70	(14,856)	10.74	(183,546)	10.65

Outstanding at end of year	288,145	10.37	548,852	9.34	804,483	8.76

NOTE 13 – STOCK COMPENSATION PLANS – continued

Options exercisable at December 31, 2003, 2002, and 2001 were 215,645, 490,402 and 675,281, respectively.

The following table summarizes information about the stock options outstanding under the Company’s plans at December 31, 2003:

			Weighted Average
Range of Exercise Prices	Options Outstanding	Remaining Life (years)	Exercise Price
Exercisable:
$5.90 to $7.71	101,385	1.39	$6.90
$9.42 to $9.50	62,660	1.10	9.44
$12.50 to $14.10	51,600	3.23	12.55

Total exercisable	215,645

Not Exercisable:
$14.12 to $19.65	72,500	4.07	14.47

Total outstanding	288,145	2.33	10.37

NOTE 14 – RELATED PARTY TRANSACTIONS

Certain parties (primarily certain directors and executive officers, their immediate families and business interests) were loan customers and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than normal risk of collectibility. Total loans and commitments outstanding to related parties at December 31, 2003, 2002 and 2001, were $11,270,000 $9,704,000 and $9,233,000, respectively. During 2003, $4,192,000 of new loans was made to related parties and repayments totaled $2,626,000. During 2002, $1,335,000 of new loans was made to related parties and repayments totaled $863,000. During 2001, $7,854,000 of new loans was made to related parties and payments totaled $6,568,000.

The Company purchases various types of insurance from agencies that belong to several directors. Amounts paid for insurance premiums were $122,000, $139,000 and $65,000 in 2003, 2002, and 2001, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

NOTE 16 – RESTRICTION ON SUBSIDIARY DIVIDENDS

The ability of the Company to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds in the form of cash dividends, loans, or advances to the Company. Dividends are payable only from the retained earnings of the Bank.

NOTE 17 – EARNINGS PER-SHARE

Earnings per share – basic is computed by dividing net income by the weighted-average number of common shares outstanding. Earnings per share – diluted is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.

	Year ended December 31,

(Dollars in thousands, except share data)	2003	2002	2001

Basic earnings per share:

Net income available to common shareholders	$5,002	$4,602	$4,478

Average basic common shares outstanding	3,488,853	3,447,395	3,423,131

Basic earnings per share	$1.43	$1.34	$1.31

Diluted earnings per share:

Net income available to common shareholders	$5,002	$4,602	$4,478

Average common shares outstanding - basic	3,488,853	3,447,395	3,423,131

Incremental shares from assumed conversions:

Stock options	183,653	200,905	136,364

Average diluted common shares outstanding	3,672,506	3,648,300	3,559,495

Diluted earnings per share	$1.36	$1.26	$1.26

The above computation of diluted earnings per share does not include the following options that were outstanding at year-end since their exercise price was greater than the average market price of the common shares:

	2003	2002	2001

Number of options	2,000	162,552	146,773

Weighted-average of these options outstanding during the year	293	95,978	204,491

Weighted-average exercise price	$19.33	$14.35	$12.71

NOTE 18 - INCOME TAXES

Income tax expense consisted of the following:

	Year ended December 31,

(Dollars in thousands)	2003	2002	2001

Currently payable:
Federal	$1,677	$1,333	$1,964
State	240	211	300

Total current	1,917	1,544	2,264

Change in deferred income taxes	(315)	562	20

Income tax expense	$1,602	$2,106	$2,284

Income tax expense (benefit) is allocated as follows:
To continuing operations	$1,633	$1,683	$1,900
To shareholders’ equity	(61)	423	384

Income tax expense	$1,602	$2,106	$2,284

The gross amounts of deferred tax assets and deferred tax liabilities were as follows:

	December 31,

(Dollars in thousands)	2003	2002

Deferred tax assets:
Allowance for loan losses	$1,308	$1,204
Net operating loss carryforward - state	124	108
Deferred compensation	221	149
Nonaccrual of interest	61	40
Other real estate owned	27	21
Other	4	-

Total deferred tax assets	1,745	1,522

Deferred tax liabilities:
Accumulated depreciation	66	97
Available-for-sale securities	448	509
Loans fees and costs	46	46
Federal Home Loan Bank stock dividends	16	16

Total deferred tax liabilities	576	668

Net deferred tax asset recognized	$1,169	$854

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management has determined that it is more likely than not that the entire deferred tax asset at December 31, 2003 will be realized, and accordingly, has not established a valuation allowance. Net deferred tax assets are included in other assets.

NOTE 18 – INCOME TAXES – continued

A reconciliation of the income tax provision and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

	Year ended December 31,

(Dollars in thousands)	2003	2002	2001

Income tax at the statutory rate	$2,266	$2,137	$2,168
State income tax, net of federal income tax benefit	158	116	246
Tax-exempt interest income	(415)	(440)	(452)
Disallowed interest expense	35	49	82
Stock option compensation	(417)	(110)	(60)
Other, net	36	(69)	(84)

Income tax expense	$1,663	$1,683	$1,900

NOTE 19 – OTHER OPERATING EXPENSES

Other operating expenses are summarized below:

	Year ended December 31,

(Dollars in thousands)	2003	2002	2001

Banking and ATM supplies	$491	$416	$613
Directors’ fees	172	167	130
Mortgage loan department expenses	190	122	278
Data processing and supplies	483	578	410
Postage and freight	309	321	339
Professional fees	446	287	404
Telephone expenses	281	268	288
Prepayment penalty for FHLB advances	1,093	-	-
Other	1,740	1,222	1,777

Total	$5,210	$3,381	$3,951

NOTE 20 – RETIREMENT AND BENEFIT PLANS

The Company sponsors a voluntary nonleveraged employee stock ownership plan (ESOP) as part of a 401(k) savings plan covering substantially all full-time employees. The Company matches 75 cents per dollar, up to a maximum of 6% of employee compensation. Company contributions to the savings plan were $213,000, $187,000 and $195,000 in 2003, 2002, and 2001, respectively. The Company’s policy is to fund amounts approved by the Board of Directors. At December 31, 2003 and 2002, the savings plan owned 150,625 and 141,559 shares of the Company’s common stock purchased at an average cost of $17.07 and $12.62 per share, respectively, adjusted for the effects of stock dividends. The estimated value of shares held at December 31, 2003 and 2002 was $2,982,000 and $2,010,000, respectively.

The Company had an Incentive Plan for 2003 that provided incentive pay for outstanding accomplishments of officers and employees of the Company. Cash awards were based upon various performance measures, but primarily net income. Incentive payments accrued at December 31, 2003 and 2002 totaled $100,000 and $336,984, respectively.

The Company has an Executive Supplemental Compensation Plan that provides certain officers with salary continuation benefits upon retirement. The plan also provides for benefits in the event of early retirement, death, or substantial change of control of the Company. In connection with the Executive Supplemental Compensation Plan, life insurance contracts were purchased on the officers. No insurance premiums were paid in the years ended December 31, 2003, 2002, or 2001.

NOTE 20 – RETIREMENT AND BENEFIT PLANS – continued

During 1999, certain officers opted out of the Executive Supplemental Compensation Plan. Under a new agreement, split-dollar life insurance policies were obtained on the lives of these officers. The officers are entitled to all of the benefits of these policies, with the exception of the premiums paid by the Company. There was no expense associated with this plan in 2003, 2002, or 2001. No insurance premiums were paid on the plan during 2003. Insurance premiums of $318,000 were paid in each of the years ended December 31, 2002 and 2001, and are included in other assets.

In 2002, the Company purchased Bank Owned Life Insurance (BOLI) Policies on certain key officers of the Company. Earnings on such policies will be used to offset expenses associated with retirement benefits for these officers. The total amount of premiums paid on the policies during the year ended December 31, 2002 totaled $7,500,000. There were no premiums paid in 2003. The policies increased their cash values by $394,000 and $136,000 during 2003 and 2002, respectively. Cash values at December 31, 2003 and 2002 were $8,031,000 and $7,636,000, respectively.

NOTE 21 – UNUSED LINES OF CREDIT

As of December 31, 2003, the subsidiary bank had unused lines of credit to purchase federal funds from unrelated banks totaling $37,159,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes. The lenders have reserved the right not to renew their respective lines. The Bank also has a line of credit to borrow funds from the Federal Home Loan Bank up to 25% of the Bank’s total assets, which provided total availability of $102,786,000 at December 31, 2003. As of December 31, 2003, the Bank had borrowed $30,425,000 on this line.

NOTE 22 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and Due from Banks and Interest-Bearing Deposit Accounts – The carrying amount is a reasonable estimate of fair value.

Investment Securities – The fair values of securities held-to-maturity are based on quoted market prices or dealer quotes. For securities available-for-sale, fair value equals the carrying amount that is the quoted market price. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities.

Nonmarketable Equity Securities – Cost is a reasonable estimate of fair value for nonmarketable equity securities because no quoted market prices are available and the securities are not readily marketable. The carrying amount is adjusted for any permanent declines in value.

Loans Receivable – For certain categories of loans, such as variable rate loans that are repriced frequently and have no significant change in credit risk and credit card receivables, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to the borrowers with similar credit ratings and for the same remaining maturities.

NOTE 22 – FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

Cash Surrender Value of Life Insurance – The carrying amount is a reasonable estimate of fair value.

Accrued Interest Receivable and Payable – The carrying value of these instruments is a reasonable estimate of fair value.

Deposits – The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair values of certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase – The carrying amount is a reasonable estimate of fair value because these instruments typically have terms of one day.

Advances from the Federal Home Loan Bank – The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can be repriced frequently. The fair values of fixed rate borrowings are estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate from the Federal Home Loan Bank.

Off-Balance-Sheet Financial Instruments – In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2003		2002
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and due from banks	$16,664	$16,664	$9,648	$9,648
Interest-bearing deposit accounts	270	270	39	39
Securities available-for-sale	42,198	42,198	50,096	50,096
Securities held-to-maturity	470	517	550	550
Nonmarketable equity securities	3,230	3,230	5,166	5,166
Cash surrender value of life insurance	10,794	10,794	10,289	10,289
Loans and loans held for sale	326,452	326,622	291,526	293,681
Accrued interest receivable	1,627	1,627	1,907	1,907

Financial Liabilities:
Demand deposit, interest bearing
transaction, and savings accounts	$202,863	$202,863	$159,786	$159,786
Certificates of deposit and other time deposits	111,410	111,595	116,775	117,708
Federal funds purchased and securities
sold under agreements to repurchase	20,178	20,178	25,850	25,850
Advances from the Federal Home Loan Bank	30,425	29,476	31,140	32,259
Accrued interest payable	508	508	649	649

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$48,434	$-	$51,301	$-
Standby letters of credit	973	-	1,102	-

NOTE 23 – SUBSEQUENT EVENT

On March 5, 2004, the Company acquired 100 percent of the outstanding shares of Abbeville Capital Corporation, the parent company of The Bank of Abbeville. The Bank of Abbeville became a branch of CapitalBank, a wholly-owned banking subsidiary of the Company. The acquisition allows the Company to strategically expand its operations into a contiguous market in which it presently has no full-service branch facilities. Additionally, the Company expects that over a relatively short period of time it will realize cost reductions due to achieving certain economies of scale.

The aggregate acquisition cost was $15,411,000, including $7,226,000 of cash, 371,693 shares of the Company’s common stock valued at $7,612,000 and direct acquisition – related costs of $573,000. The value of the 371,693 shares of common stock issued at $20.48 per share was determined based on the average closing price of the Company’s common shares over the three-day period before and after January 16, 2004 (the “measurement date”). The measurement date was determined pursuant to the provisions of the Emerging Issues Task Force Consensus 99-12, “Determination of the Measurement Date for the Market Price of Acquires Securities Issued in a Purchase Business Combination”, due to the application of a formula to determine the number of shares issued by the Company.

The primary intangible assets acquired in conjunction with the purchase of Abbeville Capital Corporation are core deposit intangible assets with an estimated useful life of approximately twelve years and goodwill. The transaction was a tax free reorganization for federal income tax purposes and intangible assets are not deductible in determining taxable income.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed March 5, 2004. The Company is in the process of obtaining third party valuations of certain intangible assets and further identifying direct acquisition costs. Therefore, the allocation of the purchase price is subject to refinement.

(Dollars in thousands)

Cash and cash equivalents	$4,164
Federal funds sold	14,291
Investment securities	17,163
Loans, net of allowance	35,335
Premises and equipment	979
Core deposit intangible asset	927
Goodwill	6,937
Other assets	2,336

Total assets acquired	82,132

Deposits	52,674
Advances from the Federal Home Loan Bank	3,091
Other liabilities	10,956

Total liabilities assumed	66,721

Net assets acquired	$15,411

NOTE 24 – COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY)

Condensed financial statements for Community Capital Corporation (Parent Company Only) follow:

Condensed Balance Sheets

	December 31,

(Dollars in thousands)	2003	2002

Assets
Cash and cash equivalents	$109	$2,823
Investment in banking subsidiary	44,254	40,270
Nonmarketable equity securities	526	1,346
Premises and equipment, net	1,391	1,513
Other assets	729	793

Total assets	$47,009	$46,745

Liabilities and Shareholders’ Equity
Notes payable to subsidiary	$1,212	$1,977
Other liabilities	264	360

Total liabilities	1,476	2,337

Common stock	4,176	3,861
Capital surplus	37,375	34,754
Retained earnings	12,791	8,947
Accumulated other comprehensive income	869	989
Treasury stock	(9,678)	(4,143)

Total shareholders’ equity	45,533	44,408

Total liabilities and shareholders’ equity	$47,009	$46,745

Condensed Statements of Income

	For the years ended December 31,

(Dollars in thousands)	2003	2002	2001

Income:
Dividend income from subsidiary	$650	$1,400	$7,635
Dividend income from equity securities	14	20	27
Net gain on sale of nonmarketable equity securities	467	-	290
Other interest income	17	49	18
Other income	246	241	357

Total income	1,394	1,710	8,327

Expenses:
Salaries	16	20	22
Net occupancy expense	132	128	130
Furniture and equipment expense	70	113	366
Interest expense	70	104	318
Other operating expenses	394	299	477

Total expense	682	664	1,313

Income before income taxes and equity in undistributed
earnings of subsidiary	712	1,046	7,014

Income tax expense (benefit)	(186)	(258)	234

Income before equity in undistributed earnings of subsidiary	898	1,304	6,780
Equity in undistributed earnings and (losses) of subsidiary	4,104	3,298	(2,302)

Net income	$5,002	$4,602	$4,478

NOTE 24 – COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY) – continued

Condensed Statements of Cash Flows

	For the years ended December 31,

(Dollars in thousands)	2003	2002	2001

Operating activities:
Net income	$5,002	$4,602	$4,478
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed earnings of banking subsidiary	(4,104)	(3,297)	2,769
Depreciation and amortization expense	174	279	447
Deferred taxes	(451)	43	(65)
Gain on sale of nonmarketable equity securities	(467)	-	(290)
Increase (decrease) in other liabilities	(96)	34	(1,085)
(Increase) decrease in other assets	472	(501)	194

Net cash provided by operating activities	530	1,160	6,448

Investing activities:
Purchase of premises and equipment	(9)	(18)	(39)
Proceeds from sales of premises and equipment	-	-	1,218
Proceeds from sales on nonmarketable equity securities	1,287	-	596

Net cash provided (used) by investing activities	1,278	(18)	1,775

Financing activities:
Dividends paid	(1,158)	(588)	(209)
Proceeds from exercise of stock options	2,936	2,508	650
Cash paid in lieu of fractional shares	-	-	(7)
Repayments on borrowings from subsidiary	(765)	(160)	(175)
Proceeds from advances from long-term debt	-	-	300
Repayments of advances from long-term debt	-	-	(5,145)
Purchase of treasury stock	(5,535)	(2,208)	(1,529)

Net cash used by financing activities	(4,522)	(448)	(6,115)

Net increase (decrease) in cash and cash equivalents	(2,714)	694	2,108

Cash and cash equivalents, beginning of year	2,823	2,129	21

Cash and cash equivalents, end of year	$109	$2,823	$2,129

Supplemental schedule of noncash investing and financing activities: In 2001, the Company declared 5% stock dividends. For the 2001 stock dividend, the Company transferred $1,313,000 from retained earnings and $18,000 from treasury stock to common stock and capital surplus in the amounts of $164,000 and $1,167,000, respectively. No stock dividends were paid in 2003 or 2002.

NOTE 25 – QUARTERLY DATA (UNAUDITED)

	December 31,

	2003				2002

(Dollars in thousands except per share)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$5,067	$5,263	$5,373	$5,328	$5,476	$5,629	$5,54	$5,553
Interest expense	1,428	1,588	1,672	1,767	1,909	1,985	1,912	1,987

Net interest income	3,639	3,675	3,701	3,561	3,567	3,644	3,634	3,566

Provision for loan losses	236	100	37	106	110	340	213	110

Net interest income after
provision for loan losses	3,403	3,575	3,664	3,455	3,457	3,304	3,421	3,456
Noninterest income	1,633	2,953	1,316	1,199	1,335	1,102	1,005	1,097
Noninterest expenses	3,822	4,388	3,249	3,074	3,086	3,000	2,869	2,937

Income before taxes	1,214	2,140	1,731	1,580	1,706	1,406	1,557	1,616
Income tax expense	188	615	480	380	433	380	408	462

Net income	$1,026	$1,525	$1,251	$1,200	$1,273	$1,026	$1,14	$1,154

Earnings per share:
Basic	0.29	0.44	0.36	0.34	0.36	0.29	0.34	0.35
Diluted	0.28	0.41	0.34	0.33	0.35	0.28	0.31	0.32

COMMUNITY CAPITAL CORPORATION

EMPLOYEE STOCK OWNERSHIP PLAN
STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	DECEMBER 31,

	2003	2002

Assets:
Receivables
Employers’ contribution	$8,721	$6,775
Employee’s contribution	15,856	11,630

Total receivables	24,577	18,405

Investments, at fair value
Community Capital Corporation common stock	3,000,446	2,010,135
Mutual Funds	1,233,479	924,444
Participant loans	29,882	7,781

Total investments	4,263,807	2,942,360

Net Assets Available for Benefits	$4,288,384	$2,960,765

COMMUNITY CAPITAL CORPORATION
EMPLOYEE STOCK OWNERSHIP PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
For the year ended December 31, 2003

Additions to Net Assets Attributed to:
Employer contributions	$220,968
Employee contributions	403,011
Other	11,514

Total contributions	635,493

Net earnings and appreciation in fair value of investments	1,101,475

Total additions	1,736,968

Deductions from Net Assets Attributed to:
Distributions paid to participants	391,298
Administrative expenses	18,051

Total deductions	409,349

Net increase	1,327,619

Net Assets Available for Benefits:
Beginning of year	2,960,765

End of year	$4,288,384

COMMUNITY CAPITAL CORPORATION
EMPLOYEE STOCK OWNERSHIP PLAN
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE PLAN

Community Capital Corporation (the “Company”) established the Community Capital Corporation Employee Stock Ownership Plan (with 401(k) Provision) (the Plan) effective as of January 1, 1991. The Plan operates as a nonleveraged employee stock ownership plan (ESOP) that allows for salary-deferral contributions by the Company’s employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Plan is designed to comply with Section 4975(e)(7) and the regulations thereunder of the Internal Revenue Code and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). The following description of Community Capital Corporation Employee Stock Ownership Plan (with Code Section 401(k) Provisions) provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan’s provisions.

General – The Plan is a defined contribution plan covering all employees of the Company who have reached the age of twenty-one and who are credited with 1,000 hours of service. Employees can enter the Plan at the beginning of the month following start of employment.

Contributions – The Company may make three types of contributions to the Plan: Basic Contributions (discretionary contributions made for all non-highly compensated participants to satisfy the nondiscrimination requirements of the Internal Revenue Code); Matching Contributions (Company matches 75 percent of the Salary Reduction Contributions made by a participant, limited to 6 percent of the participant’s eligible compensation); and Optional Contributions (additional discretionary contributions made to the Plan as determined by the Board of Directors). These contributions may be accrued during the Plan year to which the contribution is attributed. No Basic or Optional Contributions were made for the year ended December 31, 2003. Participants may contribute up to 20 percent of pre tax annual compensation as defined in the Plan. In addition, participants may contribute amounts representing rollovers from other qualified retirement plans. Contributions are subject to certain limitations.

Participant Accounts – Each Participant’s account is credited with the participant’s contribution, allocations of the Company’s contribution, Plan earnings, and forfeitures of terminated participants’ nonvested accounts. Allocation of Company Basic and Optional contributions is based on participants’ compensation in relation to the total compensation of all eligible employees, while allocation of Company Matching Contributions is based upon participants’ salary reduction contribution. A participant must be employed by the Company on the last day of the Plan year and complete 1,000 hours to be eligible to receive an allocation of Company Basic or Optional contributions.

Vesting – Participants are immediately vested in their contributions plus actual earnings thereon. Vesting in the Company’s contribution portion of their accounts plus actual earnings thereon is based on years of service. Vesting commences after one year of credited service and a participant is 100 percent vested after five years of credited service. Upon retirement, death, or total disability, a participant is 100 percent vested.

Investment Options – The Plan currently offers ten mutual funds and the Company’s common stock as investment options for participants. Participants direct the investment of their contributions into various invest options offered by the Plan. The matching Company contribution is invested directly in Community Capital common stock and must remain invested in Community Capital common stock until the participant has completed ten years of service and attained age fifty-five, at which time a portion of the account attributable to Community Capital common stock can be transferred to other investments options.

Participant Loans – Participants may borrow from their fund accounts, with certain restrictions, a minimum of $1,000 up to a maximum equal to the lesser of $50,000 or 50 percent of their vested account balance, whichever is less. The loans are secured by the balance in the participant’s account and bear interest rates at prime plus 1 percent at the time of the loan. Principal and interest is paid ratably through payroll deductions.

NOTE 1 – DESCRIPTION OF THE PLAN – continued

Payment of Benefits – On termination of service due to death, disability or retirement, a participant may elect to receive either a lump-sum amount equal to the value of the participant’s vested interest in his or her account or annual installments. For termination of services due to other reasons, a participant may receive the value of the vested interest in his or her account as a lump-sum distribution. Distributions are made in cash, or, if a participant elects in the form of Company common shares plus cash for any fractional share.

Under the provisions of the Plan, the Plan and the Company each have the right of first refusal for fourteen days following notice of a participant’s desire to sell any share which have been distributed under the terms of the Plan.

Voting Rights – With respect to any corporate matter which involves the voting of Company stock relating to the approval or disapproval of any corporate merger, consolidation, or similar matters, each participant is entitled to exercise voting rights attributable to shares of the Company’s stock allocated to his or her account.

Plan loans – The Plan may incur acquisition loans to finance the acquisition of the Company’s stock or to repay a prior loan. As of December 31, 2003 and 2002, there were no loans outstanding.

Forfeited Accounts – As of December 31, 2003 and 2002, forfeited non-vested accounts totaled $23,267 and $93,548, respectively. Forfeitures attributable to matching contributions not used by the Plan for payment of Plan expenses will be allocated to participants eligible to share in the Company’s matching contribution in the same proportion that their compensation bears to the total compensation of all such participants. Forfeitures attributable to the Company’s discretionary contribution will be used to increase the Company’s discretionary contribution and allocated to participants eligible to share in such contribution in the same manner as any such discretionary contribution is allocated.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Basis of Presentation – The Plan’s financial statements are prepared using the accrual method of accounting.

Valuation of Investments and Income Recognition – The Plan’s investments are stated at fair value. Shares of mutual funds are valued at quoted market prices which represent the net asset value of shares held by the Plan at year-end. Shares of the Company are valued at fair value, which was the closing quoted price of the Company’s stock as noted by the American Stock Exchange as of the close of business December 31, 2003. Participant loans receivable are valued at cost, which approximates fair value.

Purchases and sales of securities are recorded on a trade-date basis. Dividends are recorded on the ex-dividend date.

Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the plan administrator to make estimates and assumptions that affect the reported amounts of assets and liabilities and changes therein, and disclosure of contingent assets and liabilities. Accordingly, actual results may differ from those estimates.

Concentration of Credit Risk – Financial instruments, which potentially subject the Plan to concentrations of credit risk, consist principally of investments in managed funds and in stock of the Company. The Plan’s trustee diversifies, through participants’ directions, investments between separate funds in order to limit the amount of credit exposure to any one fund. The underlying assets owned by that fund collateralize each managed fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES – continued

At December 31, 2003 and 2002, the Plan held Community Capital Corporation common stock valued at $3,000,446 and $2,010,135, respectively. Community Capital Corporation common stock comprises 70 percent and 68 percent of Plan assets at December 31, 2003 and 2002, respectively.

Payment of Benefits – Benefits are recorded when paid.

NOTE 3 – PLAN TERMINATION

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become 100% vested in their accounts.

NOTE 4 – ADMINISTRATION OF PLAN ASSETS

Mutual funds and investments in the Company’s common shares are held and managed by the custodians of the Plan.

Certain administrative functions are performed by officers of the Company. No such officer receives compensation from the Plan. The Company pays the administrative costs of the Plan with the exception of certain investment and custodial fees, which are paid by the Plan.

NOTE 5 – INVESTMENTS

At December 31, 2003 and 2002, the market value of the Plan’s investments in the Company’s common shares were $3,000,446 and $2,010,135, respectively. Actual common shares held of the Company’s stock were 151,538 and 141,559, respectively. All shares were allocated.

Investments that represent 5% or more of the Plan’s net assets at December 31, 2003 and 2002 are as follows:

	2003	2002

Investments at fair value as determined by quoted market prices
Community Capital Corporation common shares	$3,000,446	$2,010,135
Federated Max-Cap	816,311	465,593

During 2003, the Plan’s investments (including investments bought, sold, and held during the year) appreciated in value as follows:

Realized and unrealized gains (losses) including dividends and interest
Mutual Funds	$253,633	$(104,091)
Community Capital Corporation common stock	847,842	417,177

	$1,101,475	$313,086

NOTE 6 – TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated August 9, 2002, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the “Code”) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan has been amended since receiving the determination letter. The Plan sponsor has indicated that it will take the necessary steps, if any, to maintain the Plan’s qualified status.

NOTE 7 – RELATED PARTY TRANSACTIONS

Certain plan assets are invested with the company as described in Note 2. This relationship is considered a party-in-interest.

NOTE 8 – RECONCILIATION OF FINANCIAL STATEMENTS TO SCHEDULE H OF FORM 5500

The following is a reconciliation of net assets available for benefits per the financial statements at December 31, 2003 and 2002 to Schedule H of Form 5500:

	December 31,

	2003	2002

Net assets available for benefits per financial statements	$4,288,384	$2,960,765
Employee contributions receivable	(15,856)	-
Employer contributions receivable	(8,388)	-

Net assets available for benefits per Schedule H of form 5500	$4,264,140	$2,960,765

The following is a reconciliation of contributions received per the financial statements for the year ended December 31, 2003 to Schedule H of Form 5500:

Contributions per the financial statements	$635,493
Employee contributions receivable at December 31, 2003	(15,856)
Employer contributions receivable at December 31, 2003	(8,388)

Contributions per Schedule H of form 5500	$611,249

COMMUNITY CAPITAL CORPORATION
EMPLOYEE STOCK OWNERSHIP PLAN
Plan 001
EIN 57-0866395

Item 4i, Schedule H – Schedule of Assets (Held at End of Year)
December 31, 2003

(a)	(b)	(c)	(d)	(e)
Identity of party involved	Identity of issue, borrower, lessor, or similar party	Description of investment including maturity date, rate of interest, collateral, par or maturity value	Cost	Current value
*	Community Capital Corporation	151,537.6520 shares	**	$ 3,000,446

	Dodge & Cox Stock	772.3941 shares	**	87,883

	Federated Gov’t Sec 1-3 Yr	2,509.0187 shares	**	26,997

	Artisan International	28.2899 shares	**	535

	Federated Kaufmann A	1,960.2940 shares	**	9,723

	Federated Max-Cap	36,328.9441 shares	**	816,311

	Federated Prime Obligation SS	127,923.3500 shares	**	127,924

	Federated Short-Term Income	2,871.3017 shares	**	24,406

	Federated Total Return Bond IS	4,971.2499 shares	**	53,888

	T. Rowe Price Growth Stock	1,293.6623 shares	**	31,475

	Fidelity Low Priced Stock	1,553.3700 shares	**	54,337

*	Participant Loans	5.00 - 5.75 percent	**	29,882

				$ 4,263,807

* Indicates a party-in-interest to the Plan.

** Cost information omitted due to participant-directed plan.

EXHIBIT INDEX

Exhibit Number	Description

2.1[1]	Merger Agreement dated as of October 15, 2003 between Community Capital Corporation and Abbeville Capital Corporation
3.1[2]	Articles of Incorporation of Registrant
3.2[2]	Articles of Amendment to Articles of Incorporation of Registrant (re: Change of Name)
3.3[2]	Bylaws of Registrant
3.4[3]	Amendment to Bylaws dated as of January 16, 2002
3.5[4]	Amendment to Bylaws dated as of September 18, 2002
4.1[5]	Form of Common Stock Certificate. (The rights of security holders of the Registrant are set forth in the Registrant’s Articles of Incorporation and Bylaws included as Exhibits 3. 1 through 3. 5.)
10.3[2]	Registrant’s Executive Supplemental Income Plan (Summary) and form of Executive Supplemental Income Agreement
10.4[2]	Registrant’s Management Incentive Compensation Plans (Summary)
10.6[5]	Lease Agreement With Options dated June 11, 1996 between Robert C. Coleman and the Registrant
10.18	1997 Stock Incentive Plan, as amended
10.21[6]	Salary Continuation Agreement between CapitalBank and William G. Stevens dated October 17, 2002 10.226 Salary Continuation Agreement between CapitalBank and Ralph W. Brewer dated October 17, 2002
10.23[6]	Split Dollar Agreement between CapitalBank and Ralph W. Brewer dated October 17, 2002
10.24[6]	Salary Continuation Agreement between CapitalBank and Helen A. Austin dated October 17, 2002
10.25[6]	Split Dollar Agreement between CapitalBank and Helen A. Austin dated October 17, 2002
10.26[6]	Salary Continuation Agreement between CapitalBank and James A. Lollis dated October 17, 2002
10.27[6]	Split Dollar Agreement between CapitalBank and James A. Lollis dated October 17, 2002
10.28[6]	Salary Continuation between CapitalBank and Taylor T. Stokes dated October 17, 2002
10.29[6]	Split Dollar Agreement CapitalBank and Taylor T. Stokes dated October 17, 2002
10.30[6]	Salary Continuation Agreement between CapitalBank and Walter G. Stevens dated October 17, 2002
10.31[6]	Split Dollar Agreement between CapitalBank and Walter G. Stevens dated October 17, 2002
10.32[6]	Salary Continuation Agreement between CapitalBank and Sonja Hazel Hughes dated October 17, 2002
10.33[6]	Salary Continuation Agreement between CapitalBank and Steve O. White dated October 17, 2002
10.36[3]	Split Dollar Agreement between Greenwood Bank & Trust and S. Hazel Hughes dated November 16, 1998
10.37[7]	Marketing Agreement dated May 21, 2003, by and between CapitalBank and Benefit Coordinators, Inc.
10.38[8]	Letter of Intent dated August 18, 2003 by and among Community Capital Corporation, Abbeville Capital Corporation and The Bank of Abbeville
10.39	Split Dollar Agreement between CapitalBank and William G. Stevens dated December 31, 2003
10.40	Split Dollar Agreement between CapitalBank and Steve O. White dated December 31, 2003
10.41	SubLease between CapitalBank and Carolina First dated May 6, 2002
10.42	SubLease between CapitalBank and Jack E. Shaw and Nuevo Latino Investment Company, LLC dated October 1, 2002

E-1

14	Code of Ethics
21.1[9]	Subsidiaries of the Registrant
23.1	Consent of Elliott Davis, LLC
24.1	Directors’ Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification by William G. Stevens
31.2	Rule 13a-14(a)/15d-14(a) Certification by R. Wesley Brewer
32	Section 1350 Certifications

[1]	Incorporated by reference to Appendix A of the Proxy Statement/Prospectus filed in connection with the Registrant’s Form S-4 on December 12, 2003.
[2]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Form S-4 on December 12, 2003.
[3]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Form 10-K for the fiscal year ended December 31, 2002 and filed on March 31, 2003.
[4]	Incorporated by reference to Exhibit 3.4 filed in connection with the Registrant’s 10-Q for the quarter ended September 30, 2002 and filed on November 13, 2002.
[5]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Registration Statement on Form S-2 initially filed on December 20, 1996 (File No. 333-18457).
[6]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s 10-Q for the quarter ended September 30, 2002 and filed on November 13, 2002.
[7]	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on May 22, 2003.
[8]	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on August 19, 2003.
[9]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s 10-K for the fiscal year ended December 31, 2001 and filed on March 28, 2002.

E-2