Form 10-Q
period 2004-03-31
COMMUNITY CAPITAL CORP /SC/
filed 2004-05-12
CIK 832847

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004 or

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]

For the Transition Period from _________ to __________

Commission File Number 0-18460

COMMUNITY CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation)	57-0866395 (I.R.S. Employer Identification No.)

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

YES          NO  X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING YEAR

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES          NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 3,907,700 shares of common stock, $1.00 par value, as of April 30, 2004

COMMUNITY CAPITAL CORPORATION

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Balance Sheets

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

(Dollars in thousands)	March 31, 2004	December 31, 2003

Assets	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$14,537	$16,644
Interest-bearing deposit accounts	228	270

Total cash and cash equivalents	14,765	16,934

Securities:
Securities available-for-sale	71,780	42,198
Securities held-to-maturity (estimated fair value of $522
at March 31, 2004 and $517 at December 31, 2003)	470	470
Nonmarketable equity securities	3,804	3,230

Total securities	76,054	45,898

Loans held for sale	1,134	274

Loans receivable	373,555	326,178
Less allowance for loan losses	(5,005)	(4,584)

Loans, net	368,550	321,594

Premises and equipment, net	10,686	9,626
Accrued interest receivable	2,056	1,627
Intangible assets	11,407	3,646
Cash surrender value of life insurance	12,431	10,794
Other assets	2,074	2,366

Total assets	$499,157	$412,759

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$44,611	$36,204
Interest-bearing	336,350	278,069

Total deposits	380,961	314,273
Federal funds purchased and securities sold
under agreements to repurchase	26,419	20,178
Advances from the Federal Home Loan Bank	33,482	30,425
Obligations under capital leases	317	361
Accrued interest payable	652	508
Other liabilities	2,030	1,481

Total liabilities	443,861	367,226

Shareholders’ Equity
Common stock, $1.00 par value; 10,000,000 shares authorized,
4,595,280 and 4,175,919 shares issued and outstanding
at March 31, 2004 and December 31, 2003, respectively	4,596	4,176
Capital surplus	45,088	37,375
Accumulated other comprehensive income	1,646	869
Retained earnings	13,644	12,791
Treasury stock at cost; 702,522 shares at March 31, 2004
and December 31, 2003	(9,678)	(9,678)

Total shareholders’ equity	55,296	45,533

Total liabilities and shareholders’ equity	$499,157	$412,759

See notes to condensed consolidated financial statements.

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except per share)	Three Months Ended March 31,

	2004	2003

Interest income:
Loans, including fees	$4,972	$4,705
Investment securities:
Taxable	297	270
Tax-exempt	305	298
Nonmarketable equity securities	33	54
Other interest income	5	1

Total	5,612	5,328

Interest expense:
Deposits	1,089	1,176
Federal Home Loan Bank advances	231	458
Other interest expense	84	133

Total	1,404	1,767

Net interest income	4,208	3,561
Provision for loan losses	100	106

Net interest income after provision for loan losses	4,108	3,455

Noninterest income:
Service charges on deposit accounts	567	562
Residential mortgage origination fees	230	238
Commissions from sales of mutual funds	53	24
Income from fiduciary activities	125	82
Gain on sales of nonmarketable equity securities	-	39
Other operating income	221	254

Total	1,196	1,199

Noninterest expenses:
Salaries and employee benefits	2,081	1,697
Net occupancy expense	292	266
Amortization of intangible assets	103	85
Furniture and equipment expense	144	167
Other operating expenses	1,085	859

Total	3,705	3,074

Income before income taxes	1,599	1,580
Income tax provision	325	380

Net income	$1,274	$1,200

Basic net income per share	$0.35	$0.34
Diluted net income per share	$0.34	$0.33

See notes to condensed consolidated financial statements.

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
for the three months ended March 31, 2004 and 2003
(Unaudited)

(Dollars in thousands)	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Surplus	Earnings	Income	Stock	Total

Balance, December 31, 2002	3,860,790	$3,861	$34,754	$8,947	$989	$(4,143)	$44,408

Net income				1,200			1,200

Other comprehensive
income, net of tax					380		380

Comprehensive Income							1,580

Exercise of stock options	63,410	63	452				515

Purchase of treasury stock
(66,917 shares)						(974)	(974)

$0.06 per share cash dividend				(210)			(210)

Balance, March 31, 2003	3,924,200	$3,924	$35,206	$9,937	$1,369	$(5,117)	$45,319

Balance, December 31, 2003	4,175,919	$4,176	$37,375	$12,791	$869	$(9,678)	$45,533

Net income				1,274			1,274

Other comprehensive
income, net of tax					777		777

Comprehensive income							47,584

Exercise of stock options	47,666	48	473				521

Abbeville Capital Corporation
Merger Consideration	371,695	372	7,240				7,612

$0.12 per share cash dividend				(421)			(421)

Balance, March 31, 2004	4,595,280	$4,596	$45,088	$13,644	$1,646	$(9,678)	$55,296

See notes to condensed consolidated financial statements.

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended March 31,

	2004	2003

Cash flows from operating activities:
Net income	$1,274	$1,200
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	199	219
Provision for possible loan losses	100	106
Amortization of intangible assets	103	85
Amortization less accretion on investments	4	8
Amortization of deferred loan costs	74	75
Gains on sales of nonmarketable equity securities	-	(39)
Loss on sale of other real estate	31	28
Disbursements for mortgages held for sale	(9,683)	(10,826)
Proceeds of sales of residential mortgages	8,823	10,601
(Increase) decrease in interest receivable	(429)	185
Increase (decrease) in interest payable	144	(113)
(Increase) decrease in other assets	539	(102)
Decrease in other liabilities	(1,138)	(474)

Net cash provided by operating activities	41	953

Cash flows from investing activities:
Net increase in loans to customers	(11,830)	(11,573)
Purchases of securities available-for-sale	(15,958)	(2,999)
Proceeds from maturities and sales of securities available-for-sale	4,494	6,307
Proceeds from paydowns of securities held-to-maturity	-	40
Purchases of nonmarketable equity securities	(468)	(246)
Proceeds from sales of nonmarketable equity securities	112	64
Proceeds from sales of other real estate	55	29
Purchases of premises and equipment	(549)	(98)
Net assets acquired in bank acquisition	11,498	-

Net cash provided by investing activities	(12,646)	(8,476)

Cash flows from financing activities:
Net increase in deposit accounts	14,014	8,816
Net decrease in federal funds purchased and repos	(3,641)	(233)
Advances from Federal Home Loan Bank	-	10,000
Repayments of Federal Home Loan Bank borrowings	(36)	(10,040)
Dividends paid	(421)	(210)
Proceeds from exercise of stock options	520	515
Purchase of treasury stock	-	(974)

Net cash provided by financing activities	10,436	7,874

Net increase (decrease) in cash and cash equivalents	(2,169)	351

Cash and cash equivalents, beginning of period	16,934	9,687

Cash and cash equivalents, end of period	$14,765	$10,038

See notes to condensed consolidated financial statements.

COMMUNITY CAPITAL CORPORATION

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2004 and for the interim periods ended March 31, 2004 and 2003 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in our 2003 Annual Report.

Note 2 – Acquisitions

On March 5, 2004, we acquired 100 percent of the outstanding shares of Abbeville Capital Corporation, the parent company of The Bank of Abbeville. The Bank of Abbeville became a branch of CapitalBank, our wholly owned banking subsidiary. The acquisition allows us to expand strategically our operations into a contiguous market in which we presently have no full-service branch facilities. Additionally, we expect that over a relatively short period we will realize cost reductions due to achieving certain economies of scale.

The aggregate acquisition cost was $15,411,000, including $7,226,000 of cash, 371,695 shares of our common stock valued at $7,612,000 and direct acquisition — related costs of $573,000. The value of the 371,695 shares of common stock issued at $20.48 per share was determined based on the average closing price of our common shares over the three-day period before and after January 16, 2004 (the “measurement date”). The measurement date was determined pursuant to the provisions of the Emerging Issues Task Force Consensus 99-12, “Determination of the Measurement Date for the Market Price of Acquired Securities Issued in a Purchase Business Combination”, due to the application of a formula to determine the number of shares to be issued.

The primary intangible assets acquired in conjunction with the purchase of Abbeville Capital Corporation are core deposit intangible assets with an estimated useful life of approximately twelve years and goodwill. The transaction was a tax-free reorganization for federal income tax purposes and intangible assets are not deductible in determining taxable income.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed March 5, 2004. We obtained third party evaluations of certain intangible assets and are in the process of further identifying direct acquisition costs. Therefore, the allocation of the purchase price is subject to refinement.

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

COMMUNITY CAPITAL CORPORATION

Note 2 – Acquisitions – continued

The following table presents the results of operations as though the business combination had been completed as of the beginning of the period.

Pro Forma Information

	Three months ended March 31,

(Dollars in thousands, except per share)	2004	2003

Revenue	$7,544	$6,527

Net income	1,403	1,427

Earnings per share
Basic earnings per share	$0.36	$0.38
Diluted earnings per share	$0.35	$0.36

Note 3 - Supplemental Cash Flow Information

	Three months ended March 31,

(Dollars in thousands)	2004	2003

Cash paid during the period for:
Income taxes	$8	$3
Interest	1,260	1,880

Note 4 - Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us were $33,482,000 as of March 31, 2004. Of this amount, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal

(Dollars in thousands)
10/13/05	5.84% - fixed, callable 04/13/04	$3,082
09/05/08	3.03% - fixed, callable 09/05/06	5,400
09/29/08	1.86% - fixed, callable 09/29/05	6,500
02/02/09	4.95% - fixed	500
03/17/10	5.92% - fixed, callable 06/17/04	5,000
03/14/13	1.15% - fixed, callable 06/12/04	10,000

		$30,482

Note 5 – Shareholders’ Equity

Our employees and directors exercised 47,666 options at an average price of $10.67, with total proceeds of $521,000. We issued 371,695 shares in connection with our merger with Abbeville Capital Corporation at a price of $20.48 for a total cost of $7,612,000. The value of the shares was determined based on the average closing price of our common shares over the three-day period before and after January 16, 2004 (the “measurement date”). The measurement date was determined pursuant to the provisions of the Emerging Issues Task Force Consensus 99-12, “Determination of the Measurement Date for the Market Price of Acquired Securities Issued in a Purchase Business Combination”, due to the application of a formula to determine the number of shares that we issued. On January 21, 2004, the Board of Directors declared a cash dividend of $0.12 per share, which was paid to shareholders on March 5, 2004. The total cash paid was $421,000.

COMMUNITY CAPITAL CORPORATION

Note 6 – Stock-Based Compensation

We have a stock-based employee compensation plan that is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended March 31,

(Dollars in thousands, except for per share data)	2004	2003

Net income, as reported	$1,274	$1,200
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(5)	(77)

Pro forma net income	$1,269	$1,123

Earnings per share:
Basic - as reported	$0.35	$0.34

Basic - pro forma	$0.35	$0.32

Diluted - as reported	$0.34	$0.33

Diluted - pro forma	$0.34	$0.31

COMMUNITY CAPITAL CORPORATION

Note 7 – Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

(Dollars in thousands, except per share)	Three Months Ended March 31, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$1,274	3,612,777	$0.35

Effect of dilutive securities
Stock options	-	138,838

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,274	3,751,615	$0.34

(Dollars in thousands, except per share)	Three Months Ended March 31, 2003

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$1,200	3,499,327	$0.34

Effect of dilutive securities
Stock options	-	182,927

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,200	3,682,254	$0.33

COMMUNITY CAPITAL CORPORATION

Note 8 – Comprehensive Income

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects:

	Three Months Ended March 31, 2004

(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,177	(400)	$777
Less: reclassification adjustment for gains realized in net income	-	-	-

Net unrealized gains (losses) on securities	1,177	(400)	777

Other comprehensive income	$1,177	$(400)	$777

	Three Months Ended March 31, 2003

(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$576	$(196)	$380
Less: reclassification adjustment for gains realized in net income	-	-	-

Net unrealized gains (losses) on securities	576	(196)	380

Other comprehensive income	$576	$(196)	$380

COMMUNITY CAPITAL CORPORATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2004 compared to December 31, 2003 and the results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Please read these comments in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the three months ended March 31, 2004, net interest income, the major component of our net income, was $4,208,000 compared to $3,561,000 for the same period of 2003, an increase of $647,000 or 18.17%. The average rate realized on interest-earning assets decreased to 5.73% from 6.31%, while the average rate paid on interest-bearing liabilities decreased to 1.57% from 2.33% for the three month periods ended March 31, 2004 and 2003, respectively.

The net interest spread and net interest margin were 4.16% and 4.31%, respectively, for the three-month period ended March 31, 2004, compared to 3.98% and 4.27% for the three month period ended March 31, 2003.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for loan losses at an adequate level. For the three months ended March 31, 2004 and 2003, the provision was $100,000 and $106,000, respectively. Our nonperforming loans totaled $1,779,000 at March 31, 2004 compared to $2,141,000 at March 31, 2003. Criticized and classified loans have increased slightly from $13,134,000 at March 31, 2003 to $13,898,000 at March 31, 2004. The allowance for loan losses was 1.34% of total loans at March 31, 2004, as compared to 1.44% at March 31, 2003.

Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at March 31, 2004 to meet presently known and inherent risks in the loan portfolio.

Noninterest Income

Total noninterest income for the three months ended March 31, 2004 was $1,196,000, a decrease of $3,000 compared to $1,199,000 for the three months ended March 31, 2003.

Service charges on deposit accounts increased $5,000 or 0.89% from $562,000 for the three months ended March 31, 2003 to $567,000 for the three months ended March 31, 2004. Residential mortgage origination fees decreased $8,000 or 3.36% from $238,000 to $230,000 for the three months ended March 31, 2004, compared to the three months ended March 31, 2003. Commissions from the sales of mutual funds increased $29,000, or 120.83%, to $53,000 for the three months ended March 31, 2004 compared to $24,000 for the three months ended March 31, 2003. Income from our fiduciary activities increased $43,000, or 52.44%, to $125,000 for the three months ended March 31, 2004 compared to $82,000 for the three months ended March 31, 2003. Other operating income decreased $33,000, or 12.99% from $254,000 for the three months ended March 31, 2003 compared to the three months ended March 31, 2004. Also included in noninterest income is the gain of $39,000 on the sale of nonmarketable equity securities in the first quarter of 2003 compared to no gains for the same period in 2004.

COMMUNITY CAPITAL CORPORATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Noninterest Expense

Total noninterest expense for the first three months of 2004 was $3,705,000, an increase of $631,000, or 20.53%, when compared to the first three months of 2003.

The primary component of noninterest expense is salaries and benefits, which were $2,081,000 and $1,697,000 for the three months ended March 31, 2004 and 2003, respectively. This increase of $384,000 or 22.63% is partially due to staff increases from the opening of a new branch in Clinton, South Carolina and the increased staff in connection with our merger with Abbeville Capital Corporation. The amortization of intangible assets increased $18,000 or 21.18% to $103,000 for the three months ended March 31, 2004 from $85,000 for the same period in 2003. This increase is due solely to the increase in core deposit intangibles related to the Abbeville merger.

Income Taxes

For the three months ended March 31, 2004 and 2003, the effective income tax rate was 20.33% and 24.05%, respectively, and the income tax provision was $325,000 and $380,000, respectively.

Net Income

The combination of the above factors resulted in net income of $1,274,000 for the three months ended March 31, 2004 compared to $1,200,000 for the comparable period in 2003. This was an increase of $74,000 or 6.17% over the prior year.

Assets and Liabilities

During the first three months of 2004, total assets increased $86,398,000, or 20.93%, when compared to December 31, 2003. Included in the increase was $82,132,000 in assets that we acquired relative to the merger with Abbeville Capital Corporation. We experienced growth of 14.52% in the loan area during the first three months of 2004. Included in the increase in loans was $35,767,000 that we acquired from Abbeville. Total securities increased $30,156,000, or 65.70%, $17,136,000 of which was acquired through the merger with Abbeville. On the liability side, total deposits increased $66,688,000, or 21.22%, to $380,961,000 at March 31, 2004. Of the increase of approximately $66,700,000, $52,674,000 was acquired through the Abbeville merger.

Investment Securities

Investment securities increased $30,156,000 or 65.70% during the three month period ended March 31, 2004. Included in this increase was $17,163,000 in securities that we acquired relative to the merger with Abbeville Capital Corporation. The increase was attributable to increases in securities available-for-sale and nonmarketable equity securities. Nonmarketable equity securities decreased by the amount of stock that we owned in Abbeville Capital Corporation, but also increased by the amount of nonmarketable equity securities owned by Abbeville at the time of the merger.

COMMUNITY CAPITAL CORPORATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Loans

Loans receivable increased $47,377,000, or 14.52%, since December 31, 2003. Included in the increase is $35,767,000 in loans that we acquired through the Abbeville merger. The largest increase was in real estate mortgage and consumer loans, which increased $23,458,000, or 10.02%, to $257,511,000 at March 31, 2004. Consumer installment loans increased $13,858,000, or 72.72%, to $32,914,000 at March 31, 2004. Balances within the major loan receivable categories as of March 31, 2004 and December 31, 2003 are as follows:

(Dollars in thousands)	March 31, 2004	December 31, 2003

Commercial and agricultural	$33,442	$31,214
Real estate - construction	19,064	16,187
Real estate - mortgage and commercial	257,511	234,053
Home equity	28,912	24,236
Consumer, installment	32,914	19,056
Consumer, credit card and checking	1,712	1,432

	$373,555	$326,178

Risk Elements in the Loan Portfolio

We incorporate by reference under this heading the disclosures under the heading “Provision and Allowance for Loan Losses” under this Item 2 of Part I.

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)	March 31,

	2004	2003

Loans:
Nonaccrual loans	$1,767	$1,801
Accruing loans more than 90 days past due	$12	$340

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:

Criticized	$8,592	$4,688
Classified	$5,306	$8,446

COMMUNITY CAPITAL CORPORATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	March 31,

	2004	2003

Balance, January 1,	$4,584	$4,282
Allowance acquired through acquisition	432	-
Provision for loan losses for the period	100	106
Charge-offs	(140)	(77)
Recoveries	29	21

Balance, end of period	$5,005	$4,332

Gross loans outstanding, end of period	$373,555	$300,284

Allowance for loan losses to loans outstanding	1.34%	1.44%

Premises and Equipment

Purchases of fixed assets during the first quarter of 2004 totaled $549,000. We also assumed $979,000 in fixed assets as a result of the merger with Abbeville, $269,000 of which were disposed due to no longer being in use. Total fixed assets, net of depreciation, increased $1,060,000 during the first three months of 2004.

Deposits

Total deposits increased $66,688,000, or 21.22%, from $314,273,000 at December 31, 2003 to $380,961,000 at March 31, 2004. Included in the increase is $52,674,000 that we acquired through our merger with Abbeville. Expressed in percentages, noninterest-bearing deposits increased 23.22% from $36,204,000 at December 31, 2003 to $44,611,000 at March 31, 2004, and interest-bearing deposits increased 20.96% from $278,069,000 at December 31, 2003 to $336,350,000 at March 31, 2004.

Balances within the major deposit categories as of March 31, 2004 and December 31, 2003 are as follows:

(Dollars in thousands)	March 31, 2004	December 31, 2003

Noninterest-bearing demand deposits	$44,611	$36,204
Interest-bearing demand deposits	87,653	73,166
Money market accounts	63,852	64,796
Savings deposits	36,825	28,697
Certificates of deposit	148,020	111,410

	$380,961	$314,273

COMMUNITY CAPITAL CORPORATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us were $33,482,000 as of March 31, 2004. Of this amount, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal

(Dollars in thousands)
10/13/05	5.84% - fixed, callable 04/13/04	$3,082
09/05/08	3.03% - fixed, callable 09/05/06	5,400
09/29/08	1.86% - fixed, callable 09/29/05	6,500
02/02/09	4.95% - fixed	500
03/17/10	5.92% - fixed, callable 06/17/04	5,000
03/14/13	1.15% - fixed, callable 06/12/04	10,000

		$30,482

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

The following table summarizes our capital ratios and the regulatory minimum requirements at March 31, 2004:

	Tier 1 Risk-based	Total Risk-based	Tier 1 Leverage

Actual ratio:
Community Capital Corporation	11.80%	13.05%	9.74%
CapitalBank	11.19%	12.44%	9.27%

Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

Shareholders’ equity was increased by the $521,000 in proceeds from the exercise of stock options and net income of $1,274,000. Total equity was also increased by the $7,612,000 in stock issued in connection with our merger with Abbeville Capital Corporation. Due to changes in the market rates of interest, the fair value of our securities available-for-sale increased, which had the effect of increasing shareholders’ equity by $777,000, net of the deferred taxes, for the three months ended March 31, 2004 when compared to December 31, 2003. Total equity was reduced by cash dividends paid, which totaled $421,000.

COMMUNITY CAPITAL CORPORATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

For the near term, maturities and sales of securities available-for-sale are expected to be a primary source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities. We also expect to build our deposit base. Advances from the Federal Home Loan Bank and the Bankers Bank will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $69.4 million in advances under the terms of our agreement with the Federal Home Loan Bank. Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term. However, we have approximately $38.6 million of unused lines of credit to purchase federal funds.

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period. At March 31, 2004, we had issued commitments to extend credit of $60,739,000 and standby letters of credit of $1,434,000 through various types of commercial lending arrangements. Approximately $30.3 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2004.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$1,956	$2,429	$22,330	$26,715	$34,024	$60,739
Standby letters of credit
Totals	$35	$467	$872	$1,374	$60	$1,434

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates, which could have a material impact on our carrying values of assets and liabilities and our results of operations.

COMMUNITY CAPITAL CORPORATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

To account for our acquisition of Abbeville Capital Corporation, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we used the purchase method of accounting. Under this method, we are required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal, or other valuation techniques. These estimates also include the establishment of various accruals for planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to periodic impairment tests. These tests use estimates such as discount rates, time periods, and comparable market values in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.

We test for goodwill impairment by determining the fair value for each reporting unit and comparing it to the carrying amount. If the carrying amount exceeds its fair value, the potential for impairment exists, and a second step of impairment testing will be performed. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its fair value.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Recently Issued Accounting Standards

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending March 31, 2004.

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

Advisory Note Regarding Forward-Looking Statements

A number of the presentations and disclosures in this Form 10-Q that are not historical facts, including without limitation statements regarding the level of allowance for loan losses, the rate of delinquencies and amounts of charge-offs, and the rates of loan growth, are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this report that forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of us to be materially different from those expressed or implied by the forward-looking statements. Consequently, do not place undue reliance on them. Although we believe that our expectations of future performance are based on reasonable assumptions within the bounds of our knowledge of our business and operations, we have no assurance that actual results will not differ materially from our expectations. We do not intend to update our forward-looking information and statements, whether written or oral, to reflect change. These cautionary statements expressly qualify all forward-looking statements attributable to us.

Factors that could cause actual results to differ from expectations include, among other things: (1) the challenges, costs, and complications associated with: (a) the continued development of our branches, (b) the recent mergers

COMMUNITY CAPITAL CORPORATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

between us and Abbeville Capital Corporation and between our wholly-owned subsidiary, CapitalBank, with the wholly-owned subsidiary of Abbeville Capital Corporation, The Bank of Abbeville, and (c) compliance with the Sarbanes-Oxley Act of 2002, the rules promulgated thereunder, and the related rules promulgated by the American Stock Exchange; (2) the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of us; (3) our dependence on senior management; (4) competition from existing financial institutions operating in our market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks, and more comprehensive services; (5) adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions); (6) changes in deposit rates, the net interest margin, and funding sources; (7) inflation, interest rate, market, and monetary fluctuations; (8) risks inherent in making loans including repayment risks and value of collateral; (9) the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses; (10) fluctuations in consumer spending and saving habits; (11) the demand for our products and services; (12) technological changes; (13) the challenges and uncertainties in the implementation of our expansion and development strategies; (14) the ability to increase market share; (15) the adequacy of expense projections and estimates of impairment loss; (16) the impact of changes in accounting policies by the Securities and Exchange Commission; (17) unanticipated regulatory or judicial proceedings; (18) the potential negative effects of future legislation affecting financial institutions (including without limitation laws concerning taxes, banking, securities, and insurance); (19) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (20) the timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet; (21) the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (22) other factors described in this report and in other reports we have filed with the Securities and Exchange Commission; and (23) our success at managing the risks involved in the foregoing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on our financial condition and results of operations. The information contained in Item 2 in the section captioned “Provision and Allowance for Loan Losses” is incorporated here by reference. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This stability is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At March 31, 2004, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $135,770,497. This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts, and NOW accounts, which totaled $296,935,190 at March 31, 2004.

COMMUNITY CAPITAL CORPORATION

Item 4. Controls and Procedures

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

COMMUNITY CAPITAL CORPORATION

Item 4. Controls and Procedures – continued

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

Conclusions. Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

PART II. OTHER INFORMATION

Item 5. Other Information

On January 16, 2004 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.12 per share of common stock, which dividend was paid on March 6, 2004 to holders of record as of the close of business on February 13, 2004.

Item 6. Exhibits And Reports on Form 8-K

(a)	Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. The following reports were filed on Form 8-K during the quarter ended March 31, 2004.

Date Filed or Furnished	Item Number	Description
January 23, 2004	12	Reporting earnings for the period ending December 31, 2003
February 20, 2004	5	Announcing the approval by the shareholders of Abbeville Capital Corporation of the merger with Community Capital Corporation
March 5, 2004	9	Announcing the completion of our merger with Abbeville Capital Corporation as of 11:58pm on March 4, 2004
March 11, 2004	2	Summarizing the terms of our merger with Abbeville Capital Corporation

COMMUNITY CAPITAL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ WILLIAM G. STEVENS
William G. Stevens President & Chief Executive Officer

Date: May 11, 2004	By:	/s/ R. WESLEY BREWER
R. Wesley Brewer Chief Financial Officer