Form 10-Q
period 2004-06-30
COMMUNITY CAPITAL CORP /SC/
filed 2004-08-16
CIK 832847

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004 or

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

YES          NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 3,940,403 shares of common stock, $1.00 par value, as of July 31, 2004

COMMUNITY CAPITAL CORPORATION

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Balance Sheets

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

(Dollars in thousands)	June 30, 2004	December 31, 2003

	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$18,445	$16,664
Interest-bearing deposit accounts	148	270

Total cash and cash equivalents	18,593	16,934

Securities:
Securities available-for-sale	71,252	42,198
Securities held-to-maturity (estimated fair value of $505
at June 30, 2004 and $517 at December 31, 2003)	470	470
Nonmarketable equity securities	5,576	3,230

Total securities	77,298	45,898

Loans held for sale	1,239	274
Loans receivable	399,756	326,178
Less allowance for loan losses	(5,431)	(4,584)

Loans, net	394,325	321,594

Premises and equipment, net	11,884	9,626
Accrued interest receivable	2,160	1,627
Intangible assets	11,386	3,646
Cash surrender value of life insurance	12,533	10,794
Other assets	3,196	2,366

Total assets	$532,614	$412,759

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$44,632	$36,204
Interest-bearing	334,104	278,069

Total deposits	378,736	314,273
Federal funds purchased and securities sold
under agreements to repurchase	47,350	20,178
Advances from the Federal Home Loan Bank	48,422	30,425
Obligations under capital leases	273	361
Accrued interest payable	707	508
Other liabilities	2,443	1,481

Total liabilities	477,931	367,226

Shareholders’ Equity
Common stock, $1.00 par value; 10,000,000 shares authorized,
4,641,250 and 4,175,919 shares issued and outstanding
at June 30, 2004 and December 31, 2003, respectively	4,641	4,176
Capital surplus	45,465	37,375
Accumulated other comprehensive income (loss)	(296)	869
Retained earnings	14,551	12,791
Treasury stock at cost; 702,522 shares at June 30, 2004
and December 31, 2003	(9,678)	(9,678)

Total shareholders’ equity	54,683	45,533

Total liabilities and shareholders’ equity	$532,614	$412,759

See notes to condensed consolidated financial statements.

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30,		Three Months Ended June 30,

	2004	2003	2004	2003

Interest income:
Loans, including fees	$10,478	$9,510	$5,506	$4,805
Investment securities:
Taxable	674	506	377	236
Tax-exempt	665	590	360	292
Nonmarketable equity securities	70	93	37	39
Other interest income	5	2	-	1

Total	11,892	10,701	6,280	5,373

Interest expense:
Deposits	2,215	2,399	1,126	1,223
Federal Home Loan Bank advances	495	809	264	351
Other interest expense	182	231	98	98

Total	2,892	3,439	1,488	1,672

Net interest income	9,000	7,262	4,792	3,701
Provision for loan losses	550	143	450	37

Net interest income after provision for loan losses	8,450	7,119	4,342	3,664

Noninterest income:
Service charges on deposit accounts	1,267	1,156	700	594
Residential mortgage origination fees	498	560	268	322
Commissions from sales of mutual funds	148	70	95	46
Income from fiduciary activities	272	173	147	91
Gain on sales of nonmarketable equity securities	-	39	-	-
Gain on sales of securities available-for-sale	5	11	5	11
Loss on sale of fixed assets	(9)	-	(9)	-
Other operating income	478	506	257	252

Total	2,659	2,515	1,463	1,316

Noninterest expenses:
Salaries and employee benefits	4,354	3,439	2,273	1,742
Net occupancy expense	581	538	289	272
Amortization of intangible assets	236	171	133	86
Furniture and equipment expense	300	340	156	173
Other operating expenses	2,368	1,835	1,283	976

Total	7,839	6,323	4,134	3,249

Income before income taxes	3,270	3,311	1,671	1,731
Income tax provision	580	860	255	480

Net income	$2,690	$2,451	$1,416	$1,251

Basic net income per share	$0.71	$0.70	$0.36	$0.36

Diluted net income per share	$0.69	$0.67	$0.35	$0.34

See notes to condensed consolidated financial statements.

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the six months ended June 30, 2004 and 2003
(Unaudited)

(Dollars in thousands)	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Surplus	Earnings	Income(Loss)	Stock	Total

Balance, December 31, 2002	3,860,790	$3,861	$34,754	$8,947	$989	$(4,143)	$44,408

Net income				2,451			2,451

Other comprehensive
income, net of tax					567		567

Comprehensive income							3,018

Exercise of stock options	193,900	194	1,818				2,012

Purchase of treasury stock
(137,117 shares)						(2,075)	(2,075)

$0.12 per share cash
dividend				(419)			(419)

Balance, June 30, 2003	4,054,690	$4,055	$36,572	$10,979	$1,556	$(6,218)	$46,944

Balance, December 31, 2003	4,175,919	$4,176	$37,375	$12,791	$869	$(9,678)	$45,533

Net income				2,690			2,690

Other comprehensive
income, net of tax					(1,165)		(1,165)

Comprehensive income							1,525

Exercise of stock options	93,636	93	849				942

Abbeville Capital Corporation
Merger Consideration	371,695	372	7,241				7,613

$0.25 per share cash
dividend				(930)			(930)

Balance, June 30, 2004	4,641,250	$4,641	$45,465	$14,551	$(296)	$(9,678)	$54,683

See notes to condensed consolidated financial statements.

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30,

	2004	2003

Cash flows from operating activities:
Net income	$2,690	$2,451
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	412	437
Provision for loan losses	550	143
Amortization of intangible assets	124	171
Amortization less accretion on investments	8	16
Amortization of deferred loan costs	184	146
Gains on sales of securities available-for-sale	(5)	(11)
Gains on sales of nonmarketable equity securities	-	(39)
Loss on sale of fixed assets	9	-
Loss on sale of other real estate	31	28
Disbursements for mortgages held for sale	(21,104)	(25,329)
Proceeds of sales of residential mortgages	20,139	25,384
(Increase) decrease in interest receivable	(533)	111
Increase (decrease) in interest payable	199	(98)
(Increase) decrease in other assets	363	(383)
Increase (decrease) in other liabilities	(769)	(461)

Net cash provided by operating activities	2,298	2,566

Cash flows from investing activities:
Net increase in loans to customers	(38,231)	(22,858)
Purchases of securities available-for-sale	(28,289)	(4,538)
Proceeds from sales and maturities of securities available-for-sale	14,412	9,497
Proceeds from paydowns of securities held-to-maturity	-	40
Proceeds from sales of premises and equipment	472	-
Proceeds from sales of other real estate	55	76
Purchases of non-marketable equity securities	(2,616)	(291)
Proceeds from sales of nonmarketable equity securities	488	565
Purchases of premises and equipment	(2,172)	(332)
Net assets acquired in bank acquisition	11,247	-

Net cash used by investing activities	(44,634)	(17,841)

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	11,789	26,051
Net increase (decrease) in federal funds purchased and repos	17,290	(5,321)
Advances of Federal Home Loan Bank borrowings	20,000	10,000
Repayments of Federal Home Loan Bank borrowings	(5,096)	(10,065)
Dividends paid	(930)	(419)
Proceeds from exercise of stock options	942	2,012
Purchase of treasury stock	-	(2,075)

Net cash provided by financing activities	43,995	20,183

Net increase (decrease) in cash and cash equivalents	1,659	4,908

Cash and cash equivalents, beginning of period	16,934	9,687

Cash and cash equivalents, end of period	$18,593	$14,595

See notes to condensed consolidated financial statements.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2004 and for the interim periods ended June 30, 2004 and 2003 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in our 2003 Annual Report.

Note 2 – Acquisition

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

The aggregate acquisition cost was $15,411,000, including $7,226,000 of cash, 371,695 shares of our common stock valued at $7,612,000 and direct acquisition – related costs of $573,000. The value of the 371,695 shares of common stock issued at $20.48 per share was determined based on the average closing price of our common shares over the three-day period before and after January 16, 2004 (the “measurement date”). The measurement date was determined pursuant to the provisions of the Emerging Issues Task Force Consensus 99-12, “Determination of the Measurement Date for the Market Price of Acquired Securities Issued in a Purchase Business Combination”, due to the application of a formula to determine the number of shares to be issued.

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

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 - Supplemental Cash Flow Information

	Six Months Ended June 30,
(Dollars in thousands)	2004	2003
Cash paid during the period for:
Income taxes	$495	$579
Interest	2,693	3,537

Note 4 - Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us were $48,422,000 as of June 30, 2004. Of this amount, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal

(Dollars in thousands)
10/13/05	5.84% - fixed, callable 07/13/04	$3,047
05/14/07	0.74% - adjustable on 08/16/04, callable 05/16/05	15,000
09/05/08	3.03% - fixed, callable 09/07/04	5,400
09/29/08	1.86% - fixed, callable 09/29/04	6,500
02/02/09	4.95% - fixed	475
03/17/10	5.92% - fixed, callable 09/17/04	5,000
03/14/13	1.54% - adjustable on 09/14/04	10,000

		$45,422

Note 5 – Shareholders’ Equity

During the first six months of 2004, there were 93,636 options exercised by our employees and directors with total proceeds of $942,000 at an average exercise price of $10.06. We issued 371,695 shares in connection with our merger with Abbeville Capital Corporation at a price of $20.48 for a total cost of $7,612,000. The value of the shares was determined based on the average closing price of our common shares over the three-day period before and after January 16, 2004 (the “measurement date”). The measurement date was determined pursuant to the provisions of the Emerging Issues Task Force Consensus 99-12, “Determination of the Measurement Date for the Market Price of Acquired Securities Issued in a Purchase Business Combination”, due to the application of a formula to determine the number of shares that we issued. On January 21, 2004, the Board of Directors declared a cash dividend of $0.12 per share, which was paid to shareholders on March 5, 2004. On April 21, 2004, the Board of Directors declared a cash dividend of $0.13 per share, which was paid on June 4, 2004. Total cash paid for cash dividends during the six month period ended June 30, 2004 was $930,000.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Stock-Based Compensation

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

	Six Months Ended June 30,

(Dollars in thousands, except for per share data	2004	2003

Net income, as reported	$2,690	$2,451
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(42)	(82)

Pro forma net income	$2,648	$2,369

Earnings per share:
Basic - as reported	$0.71	$0.70

Basic - pro forma	$0.71	$0.68

Diluted - as reported	$0.69	$0.67

Diluted - pro forma	$0.68	$0.64

	Three Months Ended June 30,

(Dollars in thousands, except for per share data	2004	2003

Net income, as reported	$1,416	$1,251
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(23)	(31)

Pro forma net income	$1,393	$1,220

Earnings per share:
Basic - as reported	$0.36	$0.36

Basic - pro forma	$0.36	$0.35

Diluted - as reported	$0.35	$0.34

Diluted - pro forma	$0.35	$0.33

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Six Months Ended June 30, 2004

(Dollars in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$2,690	3,764,824	$0.71

Effect of dilutive securities
Stock options	-	124,626

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$2,690	3,889,450	$0.69

	Six Months Ended June 30, 2003

(Dollars in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$2,451	3,496,988	$0.70

Effect of dilutive securities
Stock options	-	182,363

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$2,451	3,679,351	$0.67

	Three Months Ended June 30, 2004

(Dollars in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$1,416	3,916,871	$0.36

Effect of dilutive securities
Stock options	-	110,494

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$1,416	4,027,365	$0.35

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Earnings Per Share – continued

	Three Months Ended June 30, 2003

(Dollars in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic earnings per share
Income available to common shareholders	$1,251	3,494,676	$0.36

Effect of dilutive securities
Stock options	-	180,778

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$1,251	3,675,454	$0.34

Note 8 – Comprehensive Income

The amounts of other comprehensive income included in equity along with the related tax effects are as follows:

	Six Months Ended June 30, 2004

(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period	$(1,760)	$598	$(1,162)
Less reclassification adjustment for gains
realized in net income	(5)	2	(3)

Net unrealized gains (losses) on securities	(1,765)	600	(1,165)

Other comprehensive income	$(1,765)	$600	$(1,165)

	Six Months Ended June 30, 2003

(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period	$908	$(308)	$600
Less reclassification adjustment for gains
realized in net income	(50)	17	(33)

Net unrealized gains (losses) on securities	858	(291)	567

Other comprehensive income	$858	$(291)	$567

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 - Comprehensive Income - continued

	Three Months Ended June 30, 2004

(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising
during the period	$(2,937)	$998	$(1,939)
Less reclassification adjustment for gains
realized in net income	(5)	2	(3)

Net unrealized gains (losses) on securities	(2,942)	1,000	(1,942)

Other comprehensive income	$(2,942)	$1,000	$(1,942)

	Three Months Ended June 30, 2003

(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount

Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising
during the period	$293	$(99)	$194
Less reclassification adjustment for gains
realized in net income	(11)	4	(7)

Net unrealized gains (losses) on securities	282	(95)	187

Other comprehensive income	$282	$(95)	$187

COMMUNITY CAPITAL CORPORATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2004 compared to December 31, 2003 and the results of operations for the six and three months ended June 30, 2004 compared to the six and three months ended June 30, 2003. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the six months ended June 30, 2004, net interest income, the major component of our net income, was $9,000,000 compared to $7,262,000 for the same period of 2003, an increase of $1,738,000 or 23.93%. For the three months ended June 30, 2004, net interest income was $4,792,000 compared to $3,701,000 for the same period of 2003, an increase of $1,091,000 or 29.48%. The average rate realized on interest-earning assets decreased to 5.64% from 6.21%, while the average rate paid on interest-bearing liabilities decreased to 1.51% from 2.23% for the six month periods ended June 30, 2004 and 2003, respectively.

The tax-effected net interest spread and net interest margin were 4.13% and 4.30%, respectively, for the six-month period ended June 30, 2004, compared to 3.98% and 4.25% for the six month period ended June 30, 2003.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. For the six months ended June 30, 2004, the provision charged to expense was $550,000, as compared to $143,000 for the same period in 2003. The increase in provision expense was primarily due to funding for loan growth of $37.8 million during the first six months of 2004, exclusive of loans acquired through the merger with Abbeville Capital Corporation. For the quarter ended June 30, 2004 and 2003 the provision charged to expense was $450,000 and $37,000, respectively. Our nonperforming loans totaled $1,466,000 at June 30, 2004 compared to $1,678,000 at June 30, 2003. Criticized and classified loans have increased from $12,046,000 at June 30, 2003 to $13,512,000 at June 30, 2004. The allowance for loan losses was 1.36% of total loans at June 30, 2004, as compared to 1.39% at June 30, 2003.

Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at June 30, 2004 to meet presently known and inherent risks in the loan portfolio.

Noninterest Income

Total noninterest income for the six months ended June 30, 2004 was $2,659,000, an increase of $144,000, or 5.73% compared to $2,515,000 for the six months ended June 30, 2003. Total noninterest income for the quarter ended June 30, 2004 increased $147,000, or 11.17% to $1,463,000, compared to June 30, 2003.

Service charge income increased $111,000, or 9.60% from the six months ended June 30, 2003 to the six months ended June 30, 2004 and $106,000, or 17.85% from the three months ended June 30, 2003 to the three months June 30, 2004. Residential mortgage origination fees decreased $62,000, or 11.07% from $560,000 to $498,000 for the six months ended June 30, 2004, compared to the six months ended June 30, 2003 and decreased $54,000, or 16.77% from $322,000 to $268,000 for the three months ended June 30, 2004, compared to the three months ended June 30, 2003.

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

The income from fiduciary activities increased $99,000, or 57.23% from the six month period ended June 30, 2003 to the six month period ended June 30, 2004, and $56,000, or 61.54% from the three month period ended June 30, 2003 to the three month period ended June 30, 2004. Commissions from the sales of mutual funds increased $78,000, or 111.43% from the six months ended June 30, 2003 to the six months ended June 30, 2004 and $49,000, or 106.52% for the three months ended June 30, 2003 to the three months ended June 30, 2004. We realized a gain on the sale of nonmarketable equity securities of $39,000 for the six months ended June 30, 2003 compared to no gains for the same period in 2004. Gains on sales of securities available for sale for the six months ended June 30, 2004 were $5,000 compared to $11,000 for the six months ended June 30, 2003. We also realized a loss on the sale of fixed assets of $9,000 during the six months ended June 30, 2004. Other operating income decreased $28,000 from the six months ended June 30, 2003 to the six months ended June 30, 2004 and $5,000 from the three months ended June 30, 2003 to the three months ended June 30, 2004.

Noninterest Expense

Total noninterest expense for the first six months of 2004 was $7,839,000, an increase of $1,516,000, or 23.98%, when compared to the first six months of 2003. For the quarter ended June 30, 2004, noninterest expense was $4,134,000, an increase of $885,000, or 27.24%, over the comparable period of 2003.

The primary component of noninterest expense is salaries and benefits, which were $4,354,000 and $3,439,000 for the six months ended June 30, 2004 and 2003, respectively and $2,273,000 and $1,742,000 for the three months ending June 30, 2004 and 2003, respectively. The increases are partially due to staff increases from the opening of a new branch in Clinton, South Carolina, which opened in April, 2003, and the increased staff in connection with our merger with Abbeville Capital Corporation. Net occupancy expense increased $43,000 for the six month period ending June 30, 2004, an increase of 7.99% over the related period in 2003, and increased $17,000, or 6.25% for the three months ending June 30, 2004 compared to the same period in 2003. The amortization of intangible assets increased $65,000, or 38.01% to $236,000 from the six month period ended June 30, 2003 to the six month period ended 2004, and $47,000, or 54.65% from the three month period ended June 30, 2003 to the three months ended June 30, 2004. This increase is due solely to the increase in core deposit intangibles related to the Abbeville merger. Other operating expenses were $2,368,000 for the six months ended June 30, 2004, as compared to $1,835,000 for the same period in 2003, an increase of $533,000, or 29.05%. The increase is partially due to expenses related to consulting fees for the company for compliance of Section 404 of the Sarbanes Oxley Act of 2002.

Income Taxes

For the six months ended June 30, 2004 and 2003, the effective income tax rate was 17.74% and 25.97%, respectively, and the income tax provision was $580,000 and $860,000, respectively. For the quarter ended June 30, 2004, the effective tax rate was 15.26% compared to 27.73% for the second quarter of 2003. The decline in the effective tax rate was a result of a deduction taken for a large number of disqualifying dispositions of incentive stock options and the exercise of nonqualified stock options during the second quarter of 2004.

Net Income

The combination of the above factors resulted in net income of $2,690,000 for the six months ended June 30, 2004 compared to $2,451,000 for the comparable period in 2003, an increase of 9.75%. For the quarter ended June 30, 2004, net income was $1,416,000, an increase of $165,000, or 13.19% when compared to the second quarter of 2003.

Assets and Liabilities

During the first six months of 2004, total assets increased $119,855,000, or 29.04%, when compared to December 31, 2003. Included in the increase was $82,132,000 in assets that we acquired relative to the merger with Abbeville Capital Corporation. We experienced an increase of $73,578,000, or 22.56% in the loan area during the first six months of 2004. Included in the increase in loans was $35,767,000 that we acquired from Abbeville. On the liability side, total deposits increased $64,463,000, or 20.51%, to $378,736,000 at June 30, 2004. Of the increase, $52,674,000 was acquired through the Abbeville merger. Total federal funds purchased and repurchase agreements increased $27,172,000 from $20,178,000 December 31, 2003 to $47,350,000 at June 30, 2004, an increase of 134.66%. Approximately $9,882,000 of the increase was in repurchase agreements acquired relative to the merger with Abbeville and the remainder of the increase was due to normal operating needs.

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Investment Securities

Investment securities increased $31,400,000, or 68.41% to $77,298,000 at June 30, 2004. Included in this increase was $17,163,000 in securities that we acquired relative to the merger with Abbeville Capital Corporation. The increase was attributable to increases in securities available-for-sale and nonmarketable equity securities.

Loans

Loans receivable increased $73,578,000, or 22.56%, from December 31, 2003 to $399,756,000 at June 30, 2004. Included in the increase is $35,767,000 in loans that we acquired through the Abbeville merger. The largest increase was in real estate mortgage and commercial loans, which increased $37,027,000, or 15.82%, to $271,080,000 at June 30, 2004. Commercial and agricultural loans increased $5,938,000, or 19.02% to $37,152,000 at June 30, 2004. Consumer installment loans increased $22,315,000, or 117.10%, to $41,371,000 at June 30, 2004 and home equity loans increased $8,631,000, or 35.61% to $32,867,000 at June 30, 2004. Balances within the major loan receivable categories as of June 30, 2004 and December 31, 2003 are as follows:

(Dollars in thousands)	June 30, 2004	December 31, 2003

Commercial and agricultural	$37,152	$31,214
Real estate - construction	15,725	16,187
Real estate - mortgage and commercial	271,080	234,053
Home equity	32,867	24,236
Consumer, installment	41,371	19,056
Consumer, credit card and checking	1,561	1,432

	$399,756	$326,178

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	June 30,

(Dollars in thousands)	2004	2003

Loans:
Nonaccrual loans	$1,430	$1,304
Accruing loans more than 90 days past due	34	374

	$1,464	$1,678

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:

	June 30,

(Dollars in thousands)	2004	2003

Criticized	$7,754	$4,527
Classified	5,758	7,519

Of the $7,754,000 in criticized loans at June 30, 2004, 85.66% were secured by first real estate mortgages and less than one percent was unsecured. Of the $5,758,000 in classified loans, 91.17% were secured by first real estate mortgages and 1.02% was unsecured.

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Activity in the Allowance for Loan Losses is as follows:

	June 30,

(Dollars in thousands)	2004	2003

Balance, January 1,	$4,584	$4,282
Allowance acquired through acquisition	432	-
Provision for loan losses for the period	550	143
Chargeoffs	(201)	(257)
Recoveries	66	156

Balance, end of period	$5,431	$4,324

Gross loans outstanding, end of period	$399,756	$311,147

Allowance for loan losses to loans outstanding	1.36%	1.39%

Premises and Equipment

Our purchases of fixed assets during the first six months of 2004 totaled $2,172,000. Of this amount, $1,623,000 was during the second quarter of 2004. We also assumed $979,000 in fixed assets as a result of the merger with Abbeville, $269,000 of which were disposed due to no longer being in use. Total fixed assets, net of depreciation, increased $2,258,000 during the first six months of 2004.

Deposits

Total deposits increased $64,463,000, or 20.51%, from December 31, 2003 to $378,736,000 at June 30, 2004. Included in the increase is $52,674,000 that we acquired through our merger with Abbeville. Expressed in percentages, noninterest-bearing deposits increased 23.28% from $36,204,000 at December 31, 2003 to $44,632,000 at June 30, 2004. Interest-bearing deposits increased 20.15% from $278,069,000 at December 31, 2003 to $334,104,000 at June 30, 2004.

Balances within the major deposit categories as of June 30, 2004 and December 31, 2003 are as follows:

(Dollars in thousands)	June 30, 2004	December 31, 2003

Noninterest-bearing demand deposits	$44,632	$36,204
Interest-bearing demand deposits	89,892	73,166
Money market accounts	62,319	64,796
Savings deposits	38,061	28,697
Certificates of deposit	143,832	111,410

	$378,736	$314,273

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us were $48,422,000 as of June 30, 2004. Of this amount, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal

(Dollars in thousands)
10/13/05	5.84% - fixed, callable 07/13/04	$3,047
05/14/07	0.74% - adjustable on 08/16/04, callable 05/16/05	15,000
09/05/08	3.03% - fixed, callable 09/07/04	5,400
09/29/08	1.86% - fixed, callable 09/29/04	6,500
02/02/09	4.95% - fixed	475
03/17/10	5.92% - fixed, callable 09/17/04	5,000
03/14/13	1.54% - adjustable on 09/14/04	10,000

		$45,422

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

The following table summarizes capital ratios and the regulatory minimum requirements at June 30, 2004:

	Tier 1 Risk-based	Total Risk-based	Tier 1 Leverage

Actual ratio:
Community Capital Corporation	11.13%	12.38%	8.66%
CapitalBank	10.56%	11.81%	8.21%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

Shareholders’ equity was increased by the $942,000 proceeds from the exercise of stock options and net income of $2,690,000. Total equity was also increased by the $7,612,000 in stock issued in connection with our merger with Abbeville Capital Corporation. Due to changes in the market rates of interest, the fair value of our securities available-for-sale decreased, which had the effect of decreasing shareholders’ equity by $1,165,000 net of the deferred taxes for the six months ended June 30, 2004 when compared to December 31, 2003. Total equity was also reduced by cash dividends paid during the six months ended June 30, 2004 which totaled $930,000.

For the near term, maturities and sales of securities available-for-sale are expected to be a source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities. We also expect to build our deposit base. Advances from the Federal Home Loan Bank and the Bankers Bank will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $55.2 million in advances under the terms of our agreement with the Federal Home Loan Bank. Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $41.3 million of unused lines of credit to purchase federal funds.

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2004, we had issued commitments to extend credit of $71,046,000 and standby letters of credit of $851,000 through various types of commercial lending arrangements. Approximately $33.5 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2004.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$1,735	$4,661	$22,614	$29,010	$42,036	$71,046
Standby letters of credit	272	85	443	800	51	851

Total	$2,007	$4,746	$23,057	$29,810	$42,087	$71,897

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

To account for our acquisition of Abbeville Capital Corporation, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we used the purchase method of accounting. Under this method, we are required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal, or other valuation techniques. These estimates also include the establishment of various accruals for planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions resulted in goodwill and the acquisition of other intangible assets, the finite lived intangible asset, a core deposit intangible. Both are subject to periodic impairment tests. We test for goodwill impairment by determining the fair value for each reporting unit and comparing it to the carrying amount. If the carrying amount exceeds its fair value, the potential for impairment exists, and a second step of impairment testing will be performed. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its fair value.

We also believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Recently Issued Accounting Standards

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending June 30, 2004, other than the exposure draft described below.

In March 2004, the FASB issued an exposure draft on “Share-Based Payment”. The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company’s financial position or results of operations.

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Advisory Note Regarding Forward-Looking Statements

Certain of the statements contained in this report on Form 10-Q that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forwarding-looking statements give our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Any or all of our forward-looking statements here or in other publications may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual results may vary materially, and there are no guarantees about the performance of our stock.

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At June 30, 2004, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $179,356,000. This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and NOW accounts, which totaled $298,571,000 at June 30, 2004.

COMMUNITY CAPITAL CORPORATION

Item 4. Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications. We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Quarterly Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

COMMUNITY CAPITAL CORPORATION

Item 4. Controls and Procedures – continued

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

COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION

Items 1, 2 and 3 of Part II are not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 19, 2004, we held our Annual Meeting of Shareholders for the purpose of (a) electing members to the board of directors, and (b) ratifying the adoption of our 2004 Equity Incentive Plan; and (c)ratifying the appointment of Elliott Davis, LLC as our independent auditors for the fiscal year ending December 31, 2004. Five members were up for election for three-year terms, and one director was up for election for a two-year term. Each of the nominees for director received the number of affirmative votes of shareholders required for such nominee’s election in accordance with our Bylaws, the 2004 Equity Incentive Plan received the number of affirmative votes of shareholders required for approval in accordance with our Bylaws, and Elliott Davis, LLC received the requisite number of affirmative votes required for approval pursuant to our Bylaws. Of the 3,895,070 outstanding shares, 3,173,418 shares were either voted in person or by proxy for the two matters presented for shareholders’ approval. The following table summarizes the number of votes cast for, against, or withheld as to either matter:

Election of Directors

	For	Withheld

Joseph L. Savitz Jr.	2,919,019	254,399

David P. Allred, MD	2,925,691	247,727

Harold Clinkscales Jr.	2,925,060	248,358

Wayne Q. Justesen Jr.	2,925,060	248,358

Clinton C. Lemon Jr.	2,925,922	247,496

William G. Stevens	2,923,961	249,457

Ratification of 2004 Equity Incentive Plan

For	Against	Abstain	Broker Non-Votes

1,734,702	355,404	74,502	1,008,810

Ratification of Auditors

For	Against	Withheld

3,151,715	17,798	3,905

Item 5. Other Information

On January 21, 2004 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.12 per share of common stock, which dividend was paid on March 5, 2004 to holders of record as of the close of business on February 13, 2004.

On April 21, 2004 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.13 per share of common stock, which dividend was paid on June 4, 2004, to holders of record as of the close of business on May 14, 2004.

COMMUNITY CAPITAL CORPORATION

PART II. OTHER INFORMATION - continued

Item 6. Exhibits And Reports on Form 8-K

(a) Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

Date Filed or Furnished	Item Number	Description
January 23, 2004	12	Reporting earnings for the period ended December 31, 2003
February 20, 2004	5	Announcing the approval by the shareholders of Abbeville Capital Corporation of the merger with Community Capital Corporation
March 5, 2004	9	Announcing the completion of our merger with Abbeville Capital Corporation as of 11:58pm on March 4, 2004
March 11, 2004	2	Summarizing the terms of our merger with Abbeville Capital Corporation
April 22, 2004	12	Reporting earnings for the period ended March 31, 2004
July 21, 2004	12	Reporting earnings for the period ended June 30, 2004
July 23, 2004	5	Announcing our stock buyback program
August 3, 2004	5	Announcing our amended and restated bylaws
August 12, 2004	5	Announcing an agreement for a stock buyback program contemplating Rule 10b5-1 of the Securities and Exchange Act of 1934

COMMUNITY CAPITAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ WILLIAM G. STEVENS
William G. Stevens President & Chief Executive Officer

Date: August 16, 2004	By:	/s/ R. WESLEY BREWER
R. Wesley Brewer Chief Financial Officer