Form 10-Q
period 2004-09-30
COMMUNITY CAPITAL CORP /SC/
filed 2004-11-09
CIK 832847

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004 or

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

3,834,078 shares of common stock, $1.00 par value, as of October 27, 2004

COMMUNITY CAPITAL CORPORATION

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Balance Sheets

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

	September 30, 2004	December 31, 2003

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$12,289	$16,664
Interest-bearing deposit accounts	269	270

Total cash and cash equivalents	12,558	16,934

Securities:
Securities available-for-sale	72,215	42,198
Securities held-to-maturity (estimated fair value of $508
at September 30, 2004 and $517 at December 31, 2003)	470	470
Nonmarketable equity securities	5,571	3,230

Total securities	78,256	45,898

Loans held for sale	1,584	274

Loans receivable	415,193	326,178
Less allowance for loan losses	(5,720)	(4,584)

Loans, net	409,473	321,594

Premises and equipment, net	12,503	9,626
Accrued interest receivable	2,182	1,627
Intangible assets	11,236	3,646
Cash surrender value of life insurance	12,628	10,794
Other assets	2,443	2,366

Total assets	$542,863	$412,759

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$50,882	$36,204
Interest-bearing	337,991	278,069

Total deposits	388,873	314,273

Federal funds purchased and securities sold
under agreements to repurchase	26,751	20,178
Advances from the Federal Home Loan Bank	69,362	30,425
Obligations under capital leases	228	361
Accrued interest payable	746	508
Other liabilities	2,426	1,481

Total liabilities	488,386	367,226

Shareholders’ Equity
Common stock, $1.00 par value; 10,000,000 shares authorized,
4,660,444 and 4,175,919 shares issued and outstanding
at September 30, 2004 and December 31, 2003, respectively	4,660	4,176
Nonvested restricted stock; 9,444 shares at September 30, 2004	(201)	-
Capital surplus	45,744	37,375
Accumulated other comprehensive income	913	869
Retained earnings	15,555	12,791
Treasury stock at cost; 816,466 and 702,522 shares at September 30, 2004
and December 31, 2003, respectively	(12,194)	(9,678)

Total shareholders’ equity	54,477	45,533

Total liabilities and shareholders’ equity	$542,863	$412,759

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,		Three Months Ended September 30,

	2004	2003	2004	2003

Interest income:
Loans, including fees	$16,269	$14,251	$5,791	$4,741
Investment securities:
Taxable	1,088	705	414	199
Tax-exempt	988	876	323	286
Nonmarketable equity securities	130	130	60	37
Other interest income	6	2	1	-

Total	18,481	15,964	6,589	5,263

Interest expense:
Deposits	3,466	3,584	1,251	1,185
Federal Home Loan Bank advances	773	1,158	278	349
Other interest expense	364	285	182	54

Total	4,603	5,027	1,711	1,588

Net interest income	13,878	10,937	4,878	3,675
Provision for loan losses	900	243	350	100

Net interest income after provision for loan losses	12,978	10,694	4,528	3,575

Noninterest income:
Service charges on deposit accounts	1,993	1,756	726	600
Residential mortgage origination fees	635	1,028	137	468
Commissions from sales of mutual funds	196	143	48	73
Income from fiduciary activities	428	282	156	109
Gain on sales of nonmarketable equity securities	-	1,350	-	1,311
Gain on sales of securities available-for-sale	5	24	-	13
Gain (loss) on sale of fixed assets	(9)	29	-	29
Other operating income	769	856	291	350

Total	4,017	5,468	1,358	2,953

Noninterest expenses:
Salaries and employee benefits	6,532	5,288	2,178	1,849
Net occupancy expense	863	838	282	300
Amortization of intangible assets	371	259	135	88
Furniture and equipment expense	465	502	165	162
Other operating expenses	3,494	3,824	1,126	1,989

Total	11,725	10,711	3,886	4,388

Income before income taxes	5,270	5,451	2,000	2,140
Income tax provision	1,066	1,475	486	615

Net income	$4,204	$3,976	$1,514	$1,525

Basic net income per share	$1.10	$1.14	$0.39	$0.44

Diluted net income per share	$1.07	$1.08	$0.38	$0.41

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the nine months ended September 30, 2004 and 2003
(Unaudited)

(Dollars in thousands)	Common Stock		Nonvested Restricted	Capital	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Stock	Surplus	Earnings	Income(Loss)	Stock	Total

Balance,
December 31, 2002	3,860,790	$3,861	$-	$34,754	$8,947	$989	$(4,143)	$44,408

Net income					3,976			3,976

Other comprehensive
income, net of tax						(177)		(177)

Comprehensive income								3,799

Exercise of
stock options	282,631	282		2,405				2,687

Purchase of treasury
stock (371,580 shares)							(5,535)	(5,535)

$0.21 per share cash
Dividend					(743)			(743)

Balance,
September 30, 2003	4,143,421	$4,143	$-	$37,159	$12,180	$812	$(9,678)	$44,616

Balance,
December 31, 2003	4,175,919	$4,176		$37,375	$12,791	$869	$(9,678)	$45,533

Net income					4,204			4,204

Other comprehensive
income, net of tax						44		44

Comprehensive income								4,248

Exercise of
stock options	102,830	102		925				1,027

Abbeville Capital
Corporation
Merger Consideration	371,695	372		7,241				7,613

Purchase of treasury
stock (113,944 shares)							(2,516)	(2,516)

Issue of Restricted
Stock	10,000	10	(213)	203				-

Amortization of
deferred
compensation on
restricted stock			12					12

$0.38 per share cash
Dividend					(1,440)			(1,440)

Balance,
September 30, 2004	4,660,444	$4,660	$(201)	$45,744	$15,555	$913	$(12,194)	$54,477

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2004	2003
Cash flows from operating activities:
Net income	$4,204	$3,976
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	630	643
Provision for loan losses	900	243
Amortization of intangible assets	274	259
Amortization less accretion on investments	22	19
Amortization of deferred loan costs	290	222
Amortization of deferred compensation on restricted stock	12	-
Gains on sales of nonmarketable equity securities	-	(1,350)
Gains on sales of securities available-for-sale	(5)	(24)
(Gain) Loss on sale of fixed assets	9	(29)
(Gain) Loss on sale of other real estate	33	50
Disbursements for mortgages held for sale	(27,080)	(42,668)
Proceeds of sales of residential mortgages	25,770	42,377
(Increase) decrease in interest receivable	(555)	229
Increase (decrease) in interest payable	238	(133)
(Increase) decrease in other assets	377	(1,224)
Decrease in other liabilities	(832)	(177)

Net cash provided by operating activities	4,287	2,413

Cash flows from investing activities:
Net increase in loans to customers	(53,835)	(20,823)
Purchases of securities available-for-sale	(32,143)	(9,025)
Proceeds from maturities of securities available-for-sale	345	12,385
Proceeds from sales of securities available-for-sale	18,777	4,543
Proceeds from sales of nonmarketable equity securities	493	3,358
Purchases of nonmarketable equity securities	(2,616)	(635)
Proceeds from sales of premises and equipment	472	275
Proceeds from sales of other real estate	74	356
Purchases of premises and equipment	(3,009)	(648)
Net assets acquired in bank acquisition	11,247	-

Net cash used by investing activities	(60,195)	(10,214)

Cash flows from financing activities:
Net increase in deposit accounts	21,926	25,139
Net decrease in federal funds purchased and repos	(3,309)	(12,265)
Advances of Federal Home Loan Bank borrowings	44,000	21,900
Repayments of Federal Home Loan Bank borrowings	(8,156)	(20,590)
Dividends paid	(1,440)	(743)
Proceeds from exercise of stock options	1,027	2,687
Purchase of treasury stock	(2,516)	(5,535)

Net cash provided by financing activities	51,532	10,593

Net increase (decrease) in cash and cash equivalents	(4,376)	2,792

Cash and cash equivalents, beginning of period	16,934	9,687

Cash and cash equivalents, end of period	$12,558	$12,479

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2004 and for the interim periods ended September 30, 2004 and 2003 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2003 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in our 2003 Annual Report.

Note 2 – Acquisition

On March 5, 2004, we acquired 100 percent of the outstanding shares of Abbeville Capital Corporation, the parent company of The Bank of Abbeville. The Bank of Abbeville became a branch of CapitalBank, our wholly owned banking subsidiary. The acquisition allows us to expand strategically our operations into a contiguous market in which we presently have no full-service branch facilities. Additionally, we expect that over the twelve months period following the acquisition we will realize cost reductions due to achieving certain economies of scale.

The aggregate acquisition cost was $15,411,000, including $7,226,000 of cash, 371,695 shares of our common stock valued at $7,613,000 and direct acquisition – related costs of $573,000. The value of the 371,695 shares of common stock issued at $20.48 per share was determined based on the average closing price of our common shares over the three-day period before and after January 16, 2004 (the “measurement date”). The measurement date was determined pursuant to the provisions of the Emerging Issues Task Force Consensus 99-12, “Determination of the Measurement Date for the Market Price of Acquired Securities Issued in a Purchase Business Combination”, due to the application of a formula to determine the number of shares to be issued.

The primary intangible assets acquired in conjunction with the purchase of Abbeville Capital Corporation are core deposit intangible assets with an estimated useful life of approximately twelve years and goodwill. The transaction was a tax-free reorganization for federal income tax purposes and intangible assets are not deductible in determining taxable income.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed March 5, 2004. We obtained third party evaluations of certain intangible assets.

(Dollars in thousands)

Cash and cash equivalents	$4,164
Federal funds sold	14,291
Investment securities	17,163
Loans, net of allowance	35,335
Premises and equipment	979
Core deposit intangible asset	927
Goodwill	6,937
Other assets	2,336

Total assets acquired	82,132

Deposits	52,674
Advances from the Federal Home Loan Bank	3,091
Other liabilities	10,956

Total liabilities assumed	66,721

Net assets acquired	$15,411

COMMUNITY CAPITAL CORPORATION

Note 3 – Supplemental Cash Flow Information

	Nine Months Ended September 30,
(Dollars in thousands)	2004	2003
Cash paid during the period for:
Income taxes	$873	$1,051
Interest	4,365	5,160

Noncash investing and financing activities:
Foreclosures on loans	-	487

Note 4 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us were $69,362,000 as of September 30, 2004. Of this amount, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
10/13/05	5.84% - fixed, callable 10/13/04	$3,000
05/14/07	0.74% - adjustable on 11/15/04, callable 05/16/05	15,000
09/05/08	3.03% - fixed, callable 12/06/04	5,400
09/29/08	1.86% - fixed, callable 12/29/04	6,500
02/02/09	4.95% - fixed	450
03/17/10	5.92% - fixed, callable 12/17/04	5,000
03/14/13	1.87% - adjustable on 12/14/04	10,000

		$42,350

Note 5 – Shareholders’ Equity

During the first nine months of 2004, there were 102,830 options exercised by our employees and directors with total proceeds of $1,027,000 at an average exercise price of $9.99. We issued 371,695 shares in connection with our merger with Abbeville Capital Corporation at a price of $20.48 for a total cost of $7,612,000. The value of the shares was determined based on the average closing price of our common shares over the three-day period before and after January 16, 2004 (the “measurement date”). The measurement date was determined pursuant to the provisions of the Emerging Issues Task Force Consensus 99-12, “Determination of the Measurement Date for the Market Price of Acquired Securities Issued in a Purchase Business Combination”, due to the application of a formula to determine the number of shares that we issued. On January 21, 2004, the Board of Directors declared a cash dividend of $0.12 per share, which was paid to shareholders on March 5, 2004. On April 21, 2004, the Board of Directors declared a cash dividend of $0.13 per share, which was paid on June 4, 2004. On July 21, 2004 the Board of Directors declared a cash dividend of $0.13 per share, which was paid on September 3, 2004. Total cash paid for cash dividends during the nine month period ended September 30, 2004 was $1,440,000. We issued 10,000 shares of restricted stock on August 24, 2004 at a price of $21.30 per share. The restricted shares will fully vest on August 24, 2007. Also, on July 22, 2004 we announced the continuation of our stock buyback program by authorizing an additional 200,000 shares for repurchase. As of September 30, 2004 we had purchased 113,944 shares with total proceeds of $2,516,000 at an average price of $22.12 per share.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Stock-Based Compensation

We have a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. We grant stock options and restricted stock to eligible employees. The stock option awards are generally for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We recognize compensation expense related to our restricted stock grants based on the fair value of the shares awarded on the date that the shares are awarded. The fair value of the grants are amortized over the vesting period. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine Months Ended September 30,
(Dollars in thousands, except for per share data)	2004	2003
Net income, as reported	$4,204	$3,976
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(65)	(113)

Pro forma net income	$4,139	$3,863

Earnings per share:
Basic - as reported	$1.10	$1.14

Basic - pro forma	$1.09	$1.10

Diluted - as reported	$1.07	$1.08

Diluted - pro forma	$1.05	$1.05

	Three Months Ended September 30,
(Dollars in thousands, except for per share data)	2004	2003
Net income, as reported	$1,514	$1,525
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(23)	(31)

Pro forma net income	$1,491	$1,494

Earnings per share:
Basic - as reported	$0.39	$0.44

Basic - pro forma	$0.38	$0.43

Diluted - as reported	$0.38	$0.41

Diluted - pro forma	$0.37	$0.40

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Nine Months Ended September 30, 2004
(Dollars in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$4,204	3,813,251	$1.10

Effect of dilutive securities
Stock options	-	115,714
Unvested restricted stock	-	1,307

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$4,204	3,930,272	$1.07

	Nine Months Ended September 30, 2003
(Dollars in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$3,976	3,499,320	$1.14

Effect of dilutive securities
Stock options	-	188,054

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$3,976	3,687,374	$1.08

	Three Months Ended September 30, 2004
(Dollars in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,514	3,909,053	$0.39

Effect of dilutive securities
Stock options	-	98,112
Unvested restricted stock	-	3,892

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$1,514	4,011,057	$0.38

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Earnings Per Share – continued

	Three Months Ended September 30, 2003
(Dollars in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,525	3,503,909	$0.44

Effect of dilutive securities
Stock options	-	180,686

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$1,525	3,684,595	$0.41

Note 8 – Comprehensive Income

The amounts of other comprehensive income included in equity along with the related tax effects are as follows:

	Nine Months Ended September 30, 2004
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period	$73	$(26)	$47
Less reclassification adjustment for gains
realized in net income	(5)	2	(3)

Net unrealized gains (losses) on securities	68	(24)	44

Other comprehensive income	$68	$(24)	$44

	Nine Months Ended September 30, 2003
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period	$1,105	$(348)	$757
Less reclassification adjustment for gains
realized in net income	(1,374)	440	(934)

Net unrealized gains (losses) on securities	(269)	92	(177)

Other comprehensive income	$(269)	$92	$(177)

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Comprehensive Income – continued

	Three Months Ended September 30, 2004
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising
during the period	$1,833	$(624)	$1,209
Less reclassification adjustment for gains
realized in net income	-	-	-

Net unrealized gains (losses) on securities	1,833	(624)	1,209

Other comprehensive income	$1,833	$(624)	$1,209

	Three Months Ended September 30, 2003
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising
during the period	$(228)	$(72)	$156
Less reclassification adjustment for gains
realized in net income	(1,327)	427	(900)

Net unrealized gains (losses) on securities	(1,099)	355	(744)

Other comprehensive income	$(1,099)	$355	$(744)

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of September 30, 2004 compared to December 31, 2003 and the results of operations for the nine and three months ended September 30, 2004 compared to the nine and three months ended September 30, 2003. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2004, net interest income, the major component of our net income, was $13,878,000 compared to $10,937,000 for the same period of 2003, an increase of $2,941,000 or 26.89%. For the three months ended September 30, 2004, net interest income was $4,878,000 compared to $3,675,000 for the same period of 2003, an increase of $1,203,000 or 32.73%. The average rate realized on interest-earning assets decreased to 5.58% from 6.10%, while the average rate paid on interest-bearing liabilities decreased to 1.53% from 2.15% for the nine month periods ended September 30, 2004 and 2003, respectively.

The tax-effected net interest spread and net interest margin were 4.05% and 4.22%, respectively, for the nine-month period ended September 30, 2004, compared to 3.95% and 4.22% for the nine month period ended September 30, 2003.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. For the nine months ended September 30, 2004, the provision charged to expense was $900,000, as compared to $243,000 for the same period in 2003. The increase in provision expense was primarily due to funding for loan growth of $53.2 million during the first nine months of 2004, exclusive of loans acquired through the merger with Abbeville Capital Corporation. For the quarter ended September 30, 2004 and 2003 the provision charged to expense was $350,000 and $100,000, respectively. Our nonperforming loans totaled $2,273,000 at September 30, 2004 compared to $1,682,000 at September 30, 2003. Criticized and classified loans have increased from $11,874,000 at September 30, 2003 to $14,759,000 at September 30, 2004. The allowance for loan losses was 1.38% of total loans at September 30, 2004, as compared to 1.42% at September 30, 2003.

Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at September 30, 2004 to meet presently known and inherent risks in the loan portfolio.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2004 was $4,017,000, a decrease of $1,451,000, or 26.54% compared to $5,468,000 for the nine months ended September 30, 2003. Total noninterest income for the quarter ended September 30, 2004 decreased $1,595,000, or 54.01% to $1,358,000, compared to $2,953,000 at September 30, 2003.

Service charge income increased $237,000, or 13.50% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 and $126,000, or 21.00% from the three months ended September 30, 2003 to the three months September 30, 2004. Residential mortgage origination fees decreased $393,000, or 38.23% from $1,028,000 to $635,000 for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003 and decreased $331,000, or 70.73% from $468,000 to $137,000 for the three months ended September 30, 2004, compared to the three months ended September 30, 2003.

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

The income from fiduciary activities increased $146,000, or 51.77% from the nine month period ended September 30, 2003 to the nine month period ended September 30, 2004, and $47,000, or 43.12% from the three month period ended September 30, 2003 to the three month period ended September 30, 2004. Commissions from the sales of mutual funds increased $53,000, or 37.06% from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 and decreased $25,000, or 34.25% for the three months ended September 30, 2003 to the three months ended September 30, 2004. We realized a gain on the sale of nonmarketable equity securities of $1,350,000 for the nine months ended September 30, 2003, $1,311,000 of which was realized in the third quarter of 2003, compared to no gains for the same period in 2004. Gains on sales of securities available for sale for the nine months ended September 30, 2004 were $5,000 compared to $24,000 for the nine months ended September 30, 2003. We realized a loss on the sale of fixed assets of $9,000 during the nine months ended September 30, 2004, compared to a gain of $29,000 for the same period in 2003. Other operating income decreased $87,000 from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 and $59,000 from the three months ended September 30, 2003 to the three months ended September 30, 2004. Included in other operating income for the three and nine months ended September 30, 2003 was $109,000 that was paid to us resulting from MetLife’s acquisition of General American Life Insurance Company, a mutual company, and by virtue of our ownership of General American policies, we received a pro rata portion of the purchase price of the mutual company.

Noninterest Expense

Total noninterest expense for the first nine months of 2004 was $11,725,000, an increase of $1,014,000, or 9.47%, when compared to the first nine months of 2003. For the quarter ended September 30, 2004, noninterest expense was $3,886,000, a decrease of $502,000, or 11.44%, over the comparable period of 2003.

The primary component of noninterest expense is salaries and benefits, which were $6,532,000 and $5,288,000 for the nine months ended September 30, 2004 and 2003, respectively and $2,178,000 and $1,849,000 for the three months ending September 30, 2004 and 2003, respectively. The increases are partially due to staff increases from the opening of a new branch in Greer, South Carolina, which opened in July, 2004, and the increased staff in connection with our merger with Abbeville Capital Corporation. Net occupancy expense increased $25,000 for the nine month period ending September 30, 2004, an increase of 2.98% over the related period in 2003, and decreased $18,000, or 6.00% for the three months ending September 30, 2004 compared to the same period in 2003. The amortization of intangible assets increased $112,000, or 43.24% to $371,000 from the nine month period ended September 30, 2003 to the nine month period ended 2004, and $47,000, or 53.41% from the three month period ended September 30, 2003 to the three months ended September 30, 2004. This increase is due solely to the increase in core deposit intangibles related to the Abbeville merger. Other operating expenses were $3,494,000 for the nine months ended September 30, 2004, as compared to $3,824,000 for the same period in 2003, a decrease of $330,000, or 8.63%, and were $1,126,000 for the three months ended September 30, 2004 as compared to $1,989,000 for the three months ended September 30, 2003, a decrease of $863,000, or 43.39%. We realized a loss of $786,000 due to the early extinguishment of Federal Home Loan Bank debt in the third quarter of 2003, and also realized a loss of $224,000 for the write-off of a lease obligation due to a software conversion during the third quarter of 2003.

Income Taxes

For the nine months ended September 30, 2004 and 2003, the effective income tax rate was 20.23% and 27.06%, respectively, and the income tax provision was $1,066,000 and $1,475,000, respectively. For the quarter ended September 30, 2004, the effective tax rate was 24.30% compared to 28.74% for the second quarter of 2003. The decline in the effective tax rate was a result of a deduction taken for a large number of disqualifying dispositions of incentive stock options and the exercise of nonqualified stock options during 2004.

Net Income

The combination of the above factors resulted in net income of $4,204,000 for the nine months ended September 30, 2004 compared to $3,976,000 for the comparable period in 2003, an increase of 5.73%. For the quarter ended September 30, 2004, net income was $1,514,000, a decrease of $11,000, or 0.72% when compared to the same quarter of 2003.

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Assets and Liabilities

During the first nine months of 2004, total assets increased $130,104,000, or 31.52%, when compared to December 31, 2003. Included in the increase was $82,132,000 in assets that we acquired relative to the merger with Abbeville Capital Corporation. We experienced an increase of $89,015,000, or 27.29% in the loan area during the first nine months of 2004. Included in the increase in loans was $35,767,000 that we acquired from Abbeville. Total deposits increased $74,600,000, or 23.74%, to $388,873,000 at September 30, 2004. Of the increase, $52,674,000 was acquired through the Abbeville merger. Total federal funds purchased and repurchase agreements increased $6,573,000 from $20,178,000 at December 31, 2003 to $26,751,000 at September 30, 2004, an increase of 32.58%. The increase in repurchase agreements was due to the merger with Abbeville. Advances from the Federal Home Loan Bank increased $38,937,000, or 127.98% from $30,425,000 at December 31, 2003 to $69,362,000 at September 30, 2004. The increase in borrowings was utilized to fund loan growth and to pay off other short term obligations.

Investment Securities

Investment securities increased $32,358,000, or 70.50% to $78,256,000 at September 30, 2004. Included in this increase was $17,163,000 in securities that we acquired relative to the merger with Abbeville Capital Corporation. The increase was attributable to increases in securities available-for-sale and nonmarketable equity securities.

Loans

Loans receivable increased $89,015,000, or 27.29%, from $326,178,000 at December 31, 2003 to $415,193,000 at September 30, 2004. Included in the increase is $35,767,000 in loans that we acquired through the Abbeville merger. The largest increase was in real estate mortgage and commercial loans, which increased $50,750,000, or 21.68%, to $284,803,000 at September 30, 2004. Commercial and agricultural loans increased $22,964,000, or 73.57% to $54,178,000 at September 30, 2004. Consumer installment loans increased $3,724,000, or 19.54%, to $22,780,000 at September 30, 2004 and home equity loans increased $11,310,000, or 46.67% to $35,546,000 at September 30, 2004. Balances within the major loan receivable categories as of September 30, 2004 and December 31, 2003 are as follows:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Commercial and agricultural	$54,178	$31,214
Real estate - construction	16,276	16,187
Real estate - mortgage and commercial	284,803	234,053
Home equity	35,546	24,236
Consumer, installment	22,780	19,056
Consumer, credit card and checking	1,610	1,432

	$415,193	$326,178

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

	September 30,
(Dollars in thousands)	2004	2003
Loans:
Nonaccrual loans	$2,034	$1,343
Accruing loans more than 90 days past due	239	339

	$2,273	$1,682

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:

	September 30,
(Dollars in thousands)	2004	2003
Criticized	$8,457	$5,195
Classified	6,302	6,679

Of the $8,457,000 in criticized loans at September 30, 2004, 85.59% were secured by first real estate mortgages and less than one percent was unsecured. Of the $6,302,000 in classified loans, 81.41% were secured by first real estate mortgages and 0.96% was unsecured.

Activity in the Allowance for Loan Losses is as follows:

	September 30,
(Dollars in thousands)	2004	2003
Balance, January 1,	$4,584	$4,282
Allowance acquired through acquisition	432	-
Provision for loan losses for the period	900	243
Chargeoffs	(282)	(409)
Recoveries	86	256

Balance, end of period	$5,720	$4,372

Gross loans outstanding, end of period	$415,193	$308,884
Allowance for loan losses to loans outstanding	1.38%	1.42%

Premises and Equipment

Our purchases of fixed assets during the first nine months of 2004 totaled $3,009,000. The increase is mainly attributable to the costs associated with our new branch in Greer which opened in July 2004, and our new branch in Greenville, which we anticipate will open in the first quarter of 2005. We also assumed $979,000 in fixed assets as a result of the merger with Abbeville, $269,000 of which were disposed due to no longer being in use. Total fixed assets, net of depreciation, increased $2,877,000 during the first nine months of 2004.

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Deposits

Total deposits increased $74,600,000, or 23.74%, from $314,273,000 at December 31, 2003 to $388,873,000 at September 30, 2004. Included in the increase is $52,674,000 that we acquired through our merger with Abbeville. Expressed in percentages, noninterest-bearing deposits increased 40.54% from $36,204,000 at December 31, 2003 to $50,882,000 at September 30, 2004. Interest-bearing deposits increased 21.55% from $278,069,000 at December 31, 2003 to $337,991,000 at September 30, 2004.

Balances within the major deposit categories as of September 30, 2004 and December 31, 2003 are as follows:

	September 30,
(Dollars in thousands)	2004	2003
Noninterest-bearing demand deposits	$50,882	$36,204
Interest-bearing demand deposits	87,691	73,166
Money market accounts	63,897	64,796
Savings deposits	37,482	28,697
Certificates of deposit	148,921	111,410

	$388,873	$314,273

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us were $69,362,000 as of September 30, 2004. Of this amount, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
10/13/05	5.84% - fixed, callable 10/13/04	$3,000
05/14/07	0.74% - adjustable on 11/15/04, callable 05/16/05	15,000
09/05/08	3.03% - fixed, callable 12/06/04	5,400
09/29/08	1.86% - fixed, callable 12/29/04	6,500
02/02/09	4.95% - fixed	450
03/17/10	5.92% - fixed, callable 12/17/04	5,000
03/14/13	1.87% - adjustable on 12/14/04	10,000

		$42,350

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

The following table summarizes capital ratios and the regulatory minimum requirements at September 30, 2004:

	Tier 1 Risk-based	Total Risk-based	Tier 1 Leverage
Actual ratio:
Community Capital Corporation	10.39%	11.65%	7.97%
CapitalBank	10.08%	11.33%	7.72%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Liquidity and Capital Resources

Shareholders’ equity was increased by the $1,027,000 proceeds from the exercise of stock options and net income of $4,204,000. Total equity was also increased by the $7,613,000 in stock issued in connection with our merger with Abbeville Capital Corporation. Due to changes in the market rates of interest, the fair value of our securities available-for-sale increased, which had the effect of increasing shareholders’ equity by $44,000 net of the deferred taxes for the nine months ended September 30, 2004 when compared to December 31, 2003. Total equity was reduced by cash dividends paid during the nine months ended September 30, 2004 which totaled $1,440,000, and also by the $2,516,000 paid for treasury stock during the nine months ended September 30, 2004.

For the near term, maturities and sales of securities available-for-sale are expected to be a source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities. We also expect to build our deposit base. Advances from the Federal Home Loan Bank and the Bankers Bank will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $63.6 million in advances under the terms of our agreement with the Federal Home Loan Bank. Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $49.1 million of unused lines of credit to purchase federal funds.

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2004, we had issued commitments to extend credit of $70,803,000 and standby letters of credit of $1,810,000 through various types of commercial lending arrangements. Approximately $56,166,000 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2004.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$2,491	$2,519	$19,670	$24,680	$46,123	$70,803
Standby letters of credit	692	197	133	1,022	788	1,810

Total	$3,183	$2,716	$19,803	$25,702	$46,911	$72,613

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

Recently Issued Accounting Standards

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending September 30, 2004, other than the items described below.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance determining the amount of impairment and additional quantitative and qualitative disclosures. The guidance for determining the amount of impairment was scheduled to be effective for periods ending after June 15, 2004, but has been delayed indefinitely pending implementation guidance by the FASB. The disclosure provisions of EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company’s financial position or results of operations.

COMMUNITY CAPITAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

In March 2004, the FASB issued an exposure draft on “Share-Based Payment”. The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, was scheduled to be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective for by the third quarter of 2005. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company’s financial position or results of operations.

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At September 30, 2004, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $189,246,000. This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and NOW accounts, which totaled $309,307,000 at September 30, 2004.

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

COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION

Items 1, 3 and 4 of Part II are not applicable.

Item 2. Issuer Repurchaser Table

The following table provides information with respect to any purchase made by us or on our behalf or any “affiliated purchaser”, as defined in 17 C.F.R. § 240.10b-18(a)(3), of shares of any class of our equity securities that is registered by us pursuant to section 12 of the Exchange Act:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2004 through July 31, 2004	-	-	-	200,000
August 1, 2004 through August 31, 2004	1,100	$20.75	1,100	198,900
September 1, 2004 through September 30, 2004	112,844	$22.10	112,844	86,056
Total	113,944	$22.09	113,944	86,056

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

On July 21, 2004 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.13 per share of common stock, which was paid on September 3, 2004, to holders of record as of the close of business on August 13, 2004.

COMMUNITY CAPITAL CORPORATION

PART II. OTHER INFORMATION – continued

Item 6. Exhibits And Reports on Form 8-K

(a)	Exhibit 10.44	Form of Restricted Stock Agreement.*

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

Date Filed or Furnished	Item Number	Description
July 21, 2004	12	Reporting earnings for the period ended June 30, 2004
July 23, 2004	5	Announcing our stock buyback program
August 3, 2004	5	Announcing our amended and restated bylaws
August 12, 2004	5	Announcing an agreement for a stock buyback program contemplating Rule 10b5-1 of the Securities and Exchange Act of 1934
September 7, 2004	8.01, 9.01	Announcing the redemption of 100,000 shares of our common stock in a private transaction.
October 20, 2004	2.02, 7.01, 9.01	Reporting earnings for the period ended September 30, 2004

COMMUNITY CAPITAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ William G. Stevens
William G. Stevens President & Chief Executive Officer

Date: November 9, 2004	By:	/s/ R. Wesley Brewer
R. Wesley Brewer Chief Financial Officer