Form 10-K
period 2004-12-31
COMMUNITY CAPITAL CORP /SC/
filed 2005-03-28
CIK 832847

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004
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

None

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

          Indicate by check mark whether the registrant is an accelerated filer(as defined in Exchange Act Rule 12b-2). Yes [   ] No [X]

          The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2004 was approximately $67.9 million based upon the last sale price reported for such date on the American Stock Exchange, which was $21.00 per share.

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

          On March 8, 2005, the number of shares outstanding of the Registrant’s common stock, $1.00 par value, was 3,874,156.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant’s Proxy Statement in connection with its 2005 Annual Meeting of Stockholders (Part III).

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

PART I

Item 1. Business.

General

Community Capital Corporation is a bank holding company headquartered in Greenwood, South Carolina. We were incorporated under the laws of the State of South Carolina on April 8, 1988 as a holding company for Greenwood National Bank, which opened in 1989.

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

Market Areas

At December 31, 2004, CapitalBank had banking locations in Greenwood, Abbeville, Clemson, Calhoun Falls, Prosperity, Clinton, Belton, Greer, Greenville, Honea Path, Anderson, Newberry, and Saluda, South Carolina.

The following table sets forth certain information concerning CapitalBank at December 31, 2004:

	Number of Locations	Total Assets	Total Loans	Total Deposits
	(Dollars in thousands)
CapitalBank	15	$549,086	$425,628	$380,357

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

Lending Activities

General. Through CapitalBank, we offer a range of lending services, including real estate, consumer, and commercial loans, to individuals and small business and other organizations that are located in or conduct a substantial portion of their business in CapitalBank’s market areas. Our total loans at December 31, 2004, totaled $425.6 million, or 84.41% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

Our primary focus has been on commercial and installment lending to individuals and small to medium-sized businesses in its market areas, as well as residential mortgage loans. These loans totaled approximately $276.4 million, and constituted approximately 64.94% of our loan portfolio, at December 31, 2004.

The following table sets forth the composition of our loan portfolio for each of the five years in the period ended December 31, 2004.

Loan Composition

(Dollars in thousands)

	December 31,
	2004	2003	2002	2001	2000

Commercial, financial and agricultural	12.34%	9.57%	10.42%	13.26%	18.54%
Real estate:
Construction	4.36	4.98	4.52	5.26	7.27
Mortgage:
Residential	47.00	51.96	53.41	49.25	39.89
Commercial(1)	30.71	27.22	25.48	23.58	21.45
Consumer and other	5.59	6.28	6.17	8.65	12.85
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Total loans (dollars)	$425,628	$326,178	$288,842	$248,390	$280,506

(1)	The majority of these loans are made to operating businesses where real property has been taken as additional collateral.

Loan Approval. Certain credit risks are inherent in the loan making process. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. We attempt to minimize loan losses through various means and use standardized underwriting criteria. During 2004, these means included the use of policies and procedures that impose officer and customer lending limits and require loans in excess of certain limits to be approved by the Board of Directors of CapitalBank.

Loan Review. We have a continuous loan review process designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of reviewing all past due loans in their respective portfolios. CapitalBank establishes watch lists of potential problem loans.

Deposits

The principal sources of funds for CapitalBank are core deposits, consisting of demand deposits, interest-bearing transaction accounts, money market accounts, saving deposits, and certificates of deposit. Transaction accounts include checking and negotiable order of withdrawal (NOW) accounts that customers use for cash management and that provide CapitalBank with a source of fee income and cross-marketing opportunities, as well as a low-cost source of funds. Time and savings accounts also provide a relatively stable source of funding. The largest source of funds for CapitalBank is certificates of deposit. Primarily customers in CapitalBank’s market areas hold certificates of deposit less than $100,000. Senior management of CapitalBank sets deposit rates weekly. Management believes that the rates CapitalBank offers are competitive with other institutions in CapitalBank’s market areas.

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

Employees

Including the employees of CapitalBank, we currently have in the aggregate 179 full-time employees and 12 part-time employees.

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

As of December 31, 2004, CapitalBank and we exceeded our respective fully phased-in minimum requirements.

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

Item 2. Properties.

We operate out of an approximately 3,000 square foot building located on approximately one acre of land leased from a third party in Greenwood, South Carolina. At December 31, 2004, CapitalBank operated fifteen full service branches in South Carolina, three of which are located in Greenwood and one of which is located in each of Abbeville, Anderson, Newberry, Belton, Greenville, Greer, Clemson, Saluda, Prosperity, Honea Path, Clinton and Calhoun Falls. Of CapitalBank’s branches, eight are located on land owned by CapitalBank, two are located on land owned by us and leased to CapitalBank, one is located on land CapitalBank leases from one of our former directors, and two are located on land CapitalBank leases from a third party. We believe that all of our properties are well maintained and are suitable for their respective present needs and operations.

Item 3. Legal Proceedings.

CapitalBank and we are parties to legal proceedings that have arisen in the ordinary course of our respective businesses. None of these proceedings is expected to have a material effect on our consolidated financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed for trading on the American Stock Exchange under the symbol “CYL”. The following table reflects the high and low sales price per share for our common stock reported on the American Stock Exchange for the periods indicated.

Year	Quarter	High	Low

2004	Fourth	$ 24.25	$ 22.40
	Third	23.40	19.30
	Second	22.75	20.20
	First	23.40	19.70

2003	Fourth	$ 21.75	$ 18.96
	Third	20.30	16.05
	Second	16.25	14.05
	First	15.84	13.91

As of March 8, 2005, there were 3,874,156 shares of our common stock outstanding held by approximately 1,540 shareholders of record.

Until September 17, 2001, we had not declared or distributed any cash dividends to our shareholders since our organization in 1988. From and since that time, we have paid cash dividends to our shareholders on a quarterly basis. The following table reflects the declaration date, the payment date, and the payment amount of cash dividends per share for the two most recent fiscal years.

Year	Declaration Date	Payment Date	Payment Amount

2004	January 21	March 5	$0.12
	April 22	June 4	$0.13
	July 21	September 3	$0.13
	October 20	December 3	$0.13

2003	January 15	March 7	$0.06
	April 16	June 6	$0.06
	July 16	September 5	$0.09
	October 15	December 5	$0.12

Our Board of Directors expects comparable dividends to be paid to our shareholders for the foreseeable future. Notwithstanding the foregoing, our future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. Our ability to distribute cash dividends will depend entirely upon CapitalBank’s ability to distribute dividends to us. As a state bank, CapitalBank is subject to legal limitations on the amount of dividends each is permitted to pay. In particular, CapitalBank may require approval of the South Carolina State Board of Financial Institutions prior to paying dividends to us. Furthermore, neither we nor CapitalBank may declare or pay a cash dividend on any of our capital stock if we are insolvent or if the payment of the dividend would render us insolvent or unable to pay our obligations as they become due in the ordinary course of business. See “Government Supervision and Regulation — Restriction on the Payment of Dividends” under Item 1 of this Form 10-K, “Liquidity Management and Capital Resources” under Item 7 of this Form 10-K, and Note 17 to our accompanying financial statements.

Equity Compensation Plan Information

The following table sets forth, as of the end of December 31, 2004, certain information relating to our compensation plans (including individual compensation arrangements) under which grants of options, restricted stock, or other rights to acquire our common stock may be granted from time to time.

Plan Category(1)	Number of shares of our common stock to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of shares of our common stock remaining available for future issuance under equity compensation plans (excluding shares of our common stock reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	236,455	$12.93	215,000

Equity compensation plans not approved by security holders	-0-	$0	-0-

Total	236,455	$12.93	215,000

(1) Disclosures are provided with respect to any compensation plan and individual compensation arrangement of us or of our subsidiaries or affiliates under which our common stock are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers, or lenders) in exchange for consideration in the form of goods or services as described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

Issuer Purchases of Equity Securities

The following table provides information with respect to any purchase made by us or on our behalf or any “affiliated purchaser”, as defined in 17 C.F.R. § 240.10b-18(a)(3), of shares of any class of our equity securities that is registered by us pursuant to section 12 of the Exchange Act:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares that may yet be purchased under the plans or programs

October 1, 2004 through October 31, 2004	10,400	$22.97	10,400	75,656

November 1, 2004 through November 30, 2004	5,700	$22.98	5,700	69,956

December 1, 2004 through December 31, 2004	-	-	-	69,956

Total	16,100	$22.97	16,100	69,956

Item 6. Selected Financial Data

Selected Financial Data

The following selected consolidated financial data for the five years ended December 31, 2004 are derived from our consolidated financial statements and other data. The selected consolidated financial data should be read in conjunction with our consolidated financial statements, including the accompanying notes, included elsewhere herein.

Year Ended December 31,	2004	2003	2002	2001	2000
(Dollars in thousands, except per share)
Income Statement Data:
Interest income	$25,408	$21,031	$22,204	$26,961	$29,722
Interest expense	6,562	6,455	7,793	13,675	16,636

Net interest income	18,846	14,576	14,411	13,286	13,086
Provision for loan losses	1,200	479	773	1,920	471

Net interest income after provision for loan losses	17,646	14,097	13,638	11,366	12,615
Net securities gains	5	1,716	106	290	-
Noninterest income	5,602	5,385	4,433	9,824	3,303
Noninterest expense	15,854	14,533	11,892	15,102	13,976

Income before income taxes	7,399	6,665	6,285	6,378	1,942
Income tax expense	1,599	1,663	1,683	1,900	290

Net income	$5,800	$5,002	$4,602	$4,478	$1,652

Balance Sheet Data:
Assets	$549,086	$412,759	$380,765	$340,682	$422,250
Earning assets	504,151	372,620	347,377	314,769	387,146
Securities (1)	77,596	45,898	55,812	62,806	106,041
Loans (2)	426,884	326,452	291,526	251,947	280,506
Allowance for loan losses	5,808	4,584	4,282	4,103	3,060
Deposits	380,357	314,273	276,561	258,330	332,976
Federal Home Loan Bank advances	66,325	30,425	31,140	31,270	32,399
Shareholders’ equity	55,103	45,533	44,408	39,273	35,144
Per Share Data (3):
Basic earnings per share	$1.52	$1.43	$1.34	$1.31	$0.48
Diluted earnings per share	1.47	1.36	1.26	1.26	0.48
Book value (period end) (4)	14.39	13.11	12.71	11.66	10.79
Tangible book value (period end) (4)	11.49	12.06	11.57	10.37	8.72
Cash dividends per share	0.51	0.33	0.17	0.06	-
Performance Ratios:
Return on average assets	1.13%	1.35%	1.28%	1.19%	0.41%
Return on average equity	10.90	11.32	11.11	11.68	4.57
Net interest margin (5)	4.18	4.17	4.50	4.08	3.83
Efficiency (6)	63.38	64.28	61.45	72.71	81.75
Allowance for loan losses to loans	1.36	1.40	1.48	1.65	1.09
Net charge-offs to average loans	0.10	0.05	0.22	0.34	0.12
Nonperforming assets to period end loans (2)(7)	0.52	0.59	0.71	0.69	0.25
Capital and Liquidity Ratios:
Average equity to average assets	10.38	11.17	11.71	10.22	9.07
Leverage (4.00% required minimum)	8.05	10.38	10.59	10.21	7.02
Tier 1 risk-based capital ratio	10.43	13.42	14.16	14.26	10.05
Total risk-based capital ratio	11.68	14.68	15.41	15.53	11.12
Average loans to average deposits	104.69	104.95	103.86	90.03	86.46

(1)	Securities held-to-maturity are stated at amortized cost, securities available-for-sale are stated at fair value, and nonmarketable equity securities are stated at cost.
(2)	Loans are stated before the allowance for loan losses and include loans held for sale.
(3)	All share and per-share data have been adjusted to reflect the 5% common stock dividends in September 1998, June 2000 and June 2001.
(4)	Excludes the effect of any outstanding stock options.
(5)	Tax equivalent net interest income divided by average earning assets.
(6)	Noninterest expense divided by the sum of tax equivalent net interest income and noninterest income, excluding gains and losses on sales of assets and the write-down of intangible assets related to the sale of those assets.
(7)	Nonperforming loans and nonperforming assets do not include loans past due 90 days or more that are still accruing interest.

Selected Financial Data — continued

(Dollars in thousands)	2004 Quarter ended				2003 Quarter ended
except per share	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net interest income	$4,968	$4,878	$4,792	$4,208	$3,639	$3,675	$3,701	$3,561
Provision for loan losses	300	350	450	100	236	100	37	106
Noninterest income	1,582	1,358	1,471	1,196	1,633	2,953	1,316	1,199
Noninterest expense	4,121	3,886	4,142	3,705	3,822	4,388	3,249	3,074
Net income	1,596	1,514	1,416	1,274	1,026	1,525	1,251	1,200
Basic earnings per share	0.42	0.39	0.36	0.35	0.29	0.44	0.36	0.34
Diluted earnings per share	0.41	0.38	0.35	0.34	0.28	0.41	0.34	0.33

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

General

We serve as a bank holding company for CapitalBank. We formed CapitalBank on January 1, 2001 during a restructuring that consolidated our operations into a single subsidiary. CapitalBank operates fifteen branches throughout South Carolina. CapitalBank offers a full range of banking services, including a wealth management group featuring a wide array of financial services, with personalized attention, local decision making, and strong emphasis on the needs of individuals and small to medium-sized businesses.

We were formed in 1988 to serve as a holding company for Greenwood National Bank, which later changed its name to Greenwood Bank & Trust. In 1994 we made the decision to expand beyond Greenwood County by creating an organization of independent banks in four additional markets. In June 1995, we opened Clemson Bank & Trust in Clemson, South Carolina. In 1996 and 1997, we opened Community Bank & Trust, The Bank, and Mid State Bank. We formed a separate trust organization in 1997 known as Community Trust Company. During 1997 and 1998, we also acquired several Carolina First branches. In May 2000, we sold Community Trust Company. In July of 2000, we acquired a Carolina First branch and an Anchor Bank branch.

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

Results of Operations

Year ended December 31, 2004, compared with year ended December 31, 2003

Net interest income increased $4,270,000, or 29.29%, to $18.8 million in 2004 from $14.6 million in 2003. Average earning assets increased $104.7 million, or 29.10%, and average interest bearing liabilities increased $97.5 million, or 31.10%.

Our tax equivalent net interest spread and tax equivalent net interest margin were 3.99% and 4.18%, respectively, in 2004 compared to 3.91% and 4.17% in 2003. Yields on earning assets decreased from 5.97% in 2003 to 5.59% in 2004, and yields on interest-bearing liabilities decreased from 2.06% in 2003 to 1.60% in 2004.

The provision for loan losses was $1.2 million in 2004 compared to $479,000 in 2003. Our allowance for loan losses was 1.36% of total loans outstanding at December 31, 2004. Our nonperforming loans totaled $2.1 million at December 31, 2004 compared to $1.8 million at December 31, 2003. Criticized and classified loans have decreased from $14.2 million at December 31, 2003 to $13.2 million at December 31, 2004. Total loans increased $99.5 million during 2004, $35.8 million of which we acquired through the Abbeville merger.

We have included a more detailed discussion, including tabular presentations, of noninterest income and noninterest expense in the years ended December 31, 2004 and 2003 under the heading “Noninterest Income and Expense” located in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Net income increased $798,000, or 15.95%, to $5.8 million in 2004 from $5.0 million in 2003. Basic earnings per share was $1.52 in 2004, compared to $1.43 in 2003. Diluted earnings per share was $1.47 in 2004, compared to $1.36 in 2003. Return on average assets during 2004 was 1.13% compared to 1.35% during 2003, and return on average equity was 10.90% during 2004 compared to 11.32% during 2003.

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

Average Balances, Income and Expenses, and Rates

Year ended December 31,	2004			2003			2002
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning Assets:
Loans(1)(3)	$391,056	$22,440	5.74%	$310,517	$18,820	6.06%	$274,365	$19,338	7.05%
Securities, taxable(2)	38,267	1,473	3.85	20,670	908	4.39	26,461	1,494	5.65
Securities, nontaxable(2)(3)	29,608	1,857	6.27	24,147	1,604	6.64	25,372	1,687	6.65
Nonmarketable equity securities	4,737	185	3.91	4,058	140	3.45	5,345	188	3.52
Federal funds sold and other	771	7	0.91	368	-	-	261	4	1.53

Total earning assets	464,439	25,962	5.59	359,760	21,472	5.97	331,804	22,711	6.84

Cash and due from banks	15,125			11,119			7,897
Premises and equipment	11,881			9,655			10,113
Other assets	26,433			19,178			13,529
Allowance for loan losses	(5,244)			(4,330)			(4,213)

Total assets	$512,634			$395,382			$359,130

Liabilities:
Interest-Bearing Liabilities:
Interest-bearing transaction accounts	$148,870	$1,357	0.91%	$117,847	$1,225	1.04%	$95,323	$1,068	1.12%
Savings deposits	35,933	460	1.28	28,965	552	1.91	27,840	745	2.68
Time deposits	142,552	3,003	2.11	115,476	2,950	2.55	113,946	3,605	3.16
Other short-term borrowings	36,324	509	1.40	19,341	268	1.39	19,217	344	1.79
Federal Home Loan Bank advances	47,190	1,204	2.55	31,370	1,400	4.46	31,198	1,947	6.24
Obligations under capital leases	272	29	10.66	615	60	9.76	836	84	10.05

Total interest-bearing liabilities	411,141	6,562	1.60	313,614	6,455	2.06	288,360	7,793	2.70

Demand deposits	46,172			33,574			27,044
Accrued interest and other liabilities	2,130			4,049			2,321
Shareholders’ equity	53,191			44,145			41,405

Total liabilities and shareholders’ equity	$512,634			$395,382			$359,130

Net interest spread			3.99%			3.91%			4.14%
Net interest income	$19,400			$15,017			$14,918

Net interest margin			4.18%			4.17%			4.50%

(1)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(2)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(3)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

Net Interest Income – continued

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

Analysis of Changes in Net Interest Income. The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 2004 to 2003 and 2003 to 2002.

Analysis of Changes in Net Interest Income

	2004 Compared With 2003			2003 Compared With 2002
(Dollars in thousands)	Volume(1)	Variance Due to Rate(1)	Total	Volume(1)	Variance Due to Rate(1)	Total
Earning Assets
Loans	$4,666	$(1,046)	$3,620	$2,375	$(2,893)	$(518)
Securities, taxable	689	(124)	565	(291)	(295)	(586)
Securities, nontaxable	347	(94)	253	(81)	(2)	(83)
Nonmarketable equity securities	25	20	45	(44)	(4)	(48)
Federal funds sold and other	-	7	7	1	(5)	(4)

Total interest income	5,727	(1,237)	4,490	1,960	(3,199)	(1,239)

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	295	(163)	132	238	(81)	157
Savings accounts	114	(206)	(92)	29	(222)	(193)
Time deposits	622	(569)	53	47	(702)	(655)

Total interest-bearing deposits	1,031	(938)	93	314	(1,005)	(691)
Other short-term borrowings	-	241	241	2	(78)	(76)
Federal Home Loan Bank advances	543	(739)	(196)	11	(558)	(547)
Obligations under capital leases	(36)	5	(31)	(22)	(2)	(24)

Total interest expense	1,538	(1,431)	107	305	(1,643)	(1,338)

Net interest income	$4,189	$194	$4,383	$1,655	$(1,556)	$99

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

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

Net Interest Income – continued

The following table sets forth our interest rate sensitivity at December 31, 2004.

Interest Sensitivity Analysis

December 31, 2004 (Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year or Non- Sensitive	Total
Assets
Earning assets:
Loans(1)	$148,535	$11,755	$36,077	$196,367	$228,413	$424,780
Securities	361	251	-	612	76,984	77,596
Federal funds sold and other	75	-	-	75	-	75

Total earning assets	148,971	12,006	36,077	197,054	305,397	502,451

Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	155,806	-	-	155,806	-	155,806
Savings deposits	36,522	-	-	36,522	-	36,522
Time deposits	16,627	15,080	71,179	102,886	39,639	142,525

Total interest-bearing deposits	208,955	15,080	71,179	295,214	39,639	334,853
Other short-term borrowings	43,978	-	-	43,978	-	43,978
Federal Home Loan Bank advances	-	-	24,000	24,000	42,325	66,325
Obligations under capital leases	16	32	133	181	-	181

Total interest-bearing liabilities	252,949	15,112	95,312	363,373	81,964	445,337

Period gap	$(103,978)	$(3,106)	$(59,235)	$(166,319)	$223,433

Cumulative gap	$(103,978)	$(107,084)	$(166,319)	$(166,319)	$57,114

Ratio of cumulative gap to total
earning assets	(20.69)%	(21.31)%	(33.10)%	(33.10)%	(11.37)%

(1)	Excludes nonaccrual loans and includes loans held for sale.

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

Allowance for Loan Losses

Year Ended December 31, (Dollars in thousands)	2004	2003	2002	2001	2000
Total loans outstanding at end of year	$425,628	$326,178	$288,842	$248,390	$280,506

Average loans outstanding	$391,056	$310,517	$274,365	$259,661	$254,064

Balance of allowance for loan losses
at beginning of period	$4,584	$4,282	$4,103	$3,060	$2,557
Allowance for loan losses from acquisitions	432	-	-	-	335
Loan losses:
Commercial and industrial	153	71	337	406	113
Real estate - mortgage	172	231	131	160	122
Consumer	252	163	255	409	305

Total loan losses	577	465	723	975	540

Recoveries of previous loan losses:
Commercial and industrial	72	196	45	8	73
Real estate - mortgage	31	43	15	16	14
Consumer	66	49	69	74	150

Total recoveries	169	288	129	98	237

Net loan losses	408	177	594	877	303
Provision for loan losses	1,200	479	773	1,920	471

Balance of allowance for loan losses
at end of period	$5,808	$4,584	$4,282	$4,103	$3,060

Allowance for loan losses to period end loans	1.36%	1.40%	1.48%	1.65%	1.09%
Net charge offs to average loans	0.10%	0.05%	0.22%	0.34%	0.12%

Nonperforming Assets. The following table sets forth our nonperforming assets for the dates indicated.

Nonperforming Assets

	December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Nonaccrual and impaired loans	$2,104	$1,816	$1,893	$1,567	$637
Other real estate owned	98	101	150	148	58

Total nonperforming assets	$2,202	$1,917	$2,043	$1,715	$695

Loans 90 days or more past due and
still accruing interest	$230	$158	$128	$-	$164
Nonperforming assets to period end loans	0.52%	0.59%	0.71%	0.69%	0.25%

Provision and Allowance for Loan Losses – continued

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

Total nonperforming assets increased to $2.2 million at December 31, 2004, from $1.9 million at December 31, 2003. This amount consists primarily of nonaccrual and impaired loans that totaled $2.1 million at December 31, 2004. Nonperforming assets were 0.52% of total loans at December 31, 2004. The allowance for loan losses to period end nonperforming assets was 263.76% at December 31, 2004.

Potential Problem Loans. At December 31, 2004, through our internal review mechanisms, we had identified $6.8 million of criticized loans and $6.4 million of classified loans. The results of this internal review process are the primary determining factor in our assessment of the adequacy of the allowance for loan losses.

Our criticized loans decreased from $7.3 million at December 31, 2003 to $6.8 million at December 31, 2004. Total classified loans decreased from $6.9 million at December 31, 2003 to $6.4 million at December 31, 2004. The improvement was due to better borrower performance and/or enhanced collateral position. We are committed to addressing potential problem loans.

Noninterest Income and Expense

Noninterest Income. Noninterest income decreased $1.5 million, or 21.04%, to $5.6 million in 2004 from $7.1 million in 2003. The primary reason for the decrease was due to the fact that we realized gains on the sales of nonmarketable equity securities of $1.7 million in 2003, compared to no gains in 2004. Gains on the sales of securities available for sale were $5,000 in 2004 compared to $27,000 in 2003. We also realized a gain on the sale of fixed assets of $29,000 in 2003, compared to a loss of $9,000 in 2004. Service charges on deposit accounts increased $354,000, or 14.92% to $2.7 million in 2004, from $2.4 million in 2003. Residential mortgage origination fees decreased $435,000, or 34.55% to $824,000 in 2004 from $1.3 million in 2003. The decline in mortgage fees was a result of increased market rates which significantly reduced our volume of mortgage refinancings. Income from fiduciary activities increased $227,000, or 57.61% to $621,000 in 2004 from $394,000 in 2003. This increase was a result of our successful efforts to expand assets under management in our wealth management group. Commissions on the sale of mutual funds increased $50,000, or 22.12% to $276,000 in 2004 compared to $226,000 in 2003. Other operating income increased $49,000 or 4.43% to $1.2 million in 2004 from $1.1 million in 2003.

Noninterest Income and Expense – continued

The following table sets forth, for the periods indicated, the principal components of noninterest income:

Noninterest Income

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Service charges on deposit accounts	$2,726	$2,372	$2,578
Residential mortgage origination fees	824	1,259	726
Gains on sales of securities available-for-sale	5	27	106
Gains on sales of nonmarketable equity securities	-	1,689	-
Commissions from sales of mutual funds	276	226	106
Income from fiduciary activities	621	394	281
Gain on sale of premises and equipment	-	29	-
Income from Bank Owned Life Insurance	598	488	206
Other income	557	617	536

Total noninterest income	$5,607	$7,101	$4,539

Noninterest Expense. Noninterest expense increased $1.3 million, or 9.09%, to $15.9 million in 2004 from $14.5 million in 2003. The primary component of noninterest expense was salaries and employee benefits, which increased $1.8 million, or 24.67%, to $8.9 million in 2004 from $7.1 million in 2003. The increases are partially due to staff increases from the opening of a new branch in Greer, South Carolina, which opened in July 2004, and the increased staff in connection with our merger with Abbeville Capital Corporation. Net occupancy expense was $853,000 in 2004 compared to $742,000 in 2003, and furniture and equipment expense was $958,000 in 2004 compared to $1.1 million in 2003. We realized a loss on the sale of fixed assets of $9,000 in 2004, compared to no losses in 2003. Total amortization of intangible assets increased $160,000, or 46.24%, to $506,000 in 2004 compared to $346,000 in 2003. This increase is due solely to the increase in core deposit intangibles related to the Abbeville merger. Other operating expense decreased $556,000, or 10.67% to $4.7 million in 2004 from $5.2 million in 2003. Our efficiency ratio was 63.38% in 2004 compared to 64.28% in 2003.

The following table sets forth, for the periods indicated, the primary components of noninterest expense:

Noninterest Expense

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Salaries and employee benefits	$8,874	$7,118	$6,418
Net occupancy expense	853	742	697
Furniture and equipment expense	958	1,117	1,050
Amortization of intangible assets	506	346	346
Director and committee fees	187	172	167
Data processing and supplies	568	483	578
Mortgage loan department expenses	113	190	122
Banking assessments	53	44	45
Professional fees and services	588	446	287
Postage and freight	398	309	205
Supplies	341	254	283
Telephone expenses	293	281	268
Federal Home Loan Bank prepayment penalties	-	1,093	-
Other	2,122	1,938	1,426

Total noninterest expense	$15,854	$14,533	$11,892

Efficiency ratio	63.38%	64.28%	61.45%

Noninterest Income and Expense – continued

Income Taxes. Our income tax expense was $1.6 million for 2004 and $1.7 million for 2003. Our effective tax rate was 21.61% and 24.95% in 2004 and 2003, respectively.

Earning Assets

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Loans averaged $391.1 million in 2004 compared to $310.5 million in 2003, an increase of $80.6 million, or 25.96%. At December 31, 2004, total loans were $425.6 million compared to $326.2 million at December 31, 2003. Of the $99.4 million increase in loans, $35.8 million were acquired through the merger with Abbeville. The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights our general emphasis on mortgage lending.

Composition of Loan Portfolio

December 31,	2004		2003		2002		2001		2000
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial and industrial	$52,510	12.34%	$31,214	9.57%	$30,092	10.42%	$33,395	13.26%	$52,005	18.54%
Real estate Construction	18,550	4.36	16,187	4.98	13,049	4.52	13,252	5.26	20,393	7.27
Mortgage - residential	200,059	47.00	169,492	51.96	154,257	53.41	124,091	49.25	111,897	39.89
Mortgage - nonresidential	130,701	30.71	88,797	27.22	73,610	25.48	59,417	23.58	60,159	21.45
Consumer and other	23,808	5.59	20,488	6.28	17,834	6.17	18,235	8.65	36,052	12.85

Total loans	425,628	100.00%	326,178	100.00%	288,842	100.00%	248,390	100.00%	280,506	100.00%

Allowance for loan losses	(5,808)		(4,584)		(4,282)		(4,103)		(3,060)

Net loans	$419,820		$321,594		$284,560		$244,287		$277,446

The principal component of our loan portfolio is real estate mortgage loans. At December 31, 2004, this category totaled $330.8 million and represented 77.71% of the total loan portfolio, compared to $258.3 million, or 79.18%, at December 31, 2003.

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

Earning Assets – continued

Real estate construction loans increased $2.4 million, or 14.60%, to $18.6 million at December 31, 2004, from $16.2 million at December 31, 2003. Residential mortgage loans, which is the largest category of our loans, increased $30.6 million, or 18.03%, to $200.1 million at December 31, 2004, from $169.5 million at December 31, 2003. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, increased $41.9 million or 47.19%, to $130.7 million at December 31, 2004 from $88.8 million at December 31, 2003. The overall increase in real estate lending was attributable to the continued demand for residential and commercial real estate loans in our markets, and partially due to the loans acquired through the Abbeville merger. CapitalBank has been able to compete favorably for residential mortgage loans with other financial institutions by offering fixed rate products having three and five year call provisions.

Commercial and industrial loans increased $21.3 million, or 68.23%, to $52.5 million at December 31, 2004, from $31.2 million at December 31, 2003.

Consumer and other loans increased $3.3 million, or 16.20%, to $23.8 million at December 31, 2004, from $20.5 million at December 31, 2003.

Our loan portfolio reflects the diversity of our markets. Our fifteen branches are located from the northern Midlands of South Carolina through the Upstate. Primary market areas include Abbeville, Anderson, Belton, Clemson, Clinton, Greenville, Greenwood, Newberry and Saluda. The economies of these markets are varied and represent different industries including medium and light manufacturing, higher education, regional health care, and distribution facilities. These areas are expected to remain stable with continual growth. The diversity of the economy creates opportunities for all types of lending. We do not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of our liquidity. The following table sets forth our loans maturing within specified intervals at December 31, 2004.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

December 31, 2004 (Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial and industrial	$13,036	$37,316	$2,158	$52,510
Real estate	84,415	213,413	51,482	349,310
Consumer and other	4,236	15,633	3,939	23,808

	$101,687	$266,362	$57,579	$425,628

Loans maturing after one year with:
Fixed interest rates				$226,717
Floating interest rates				97,224

				$323,941

Earning Assets – continued

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

Investment Securities. The investment securities portfolio is a significant component of our total earning assets. Total securities averaged $72.6 million in 2004, compared to $48.9 million in 2003 and $57.2 million in 2002. At December 31, 2004, the total securities portfolio was $77.6 million, an increase of $31.7 million, or 69.06% over total securities of $45.9 million at December 31, 2003. Of the $31.7 million increase, $17.2 million was due to securities acquired through the Abbeville merger. Securities designated as available-for-sale totaled $71.1million and were recorded at estimated fair value. Securities designated as held-to-maturity totaled $425,000 and were recorded at amortized cost. The securities portfolio also includes nonmarketable equity securities totaling $6.1 million which are carried at cost because they are not readily marketable or have no quoted market value. These include investments in Federal Reserve Bank stock, Federal Home Loan Bank stock, the stock of two unrelated financial institutions, and the stock of a financial services company that offers internet banking.

The following table sets forth the book value of the securities held by us at the dates indicated.

Book Value of Securities

December 31, (Dollars in thousands)	2004	2003
U.S. Government agencies and corporations	$23,181	$10,192
State, county, and municipal securities	31,908	24,746
Other (trust preferred securities)	1,009	761

	56,098	35,699
Mortgage-backed securities	15,446	6,969
Nonmarketable equity securities	6,052	3,230

Total securities	$77,596	$45,898

The following table sets forth the scheduled maturities and average yields of securities held at December 31, 2004.

Investment Securities Maturity Distribution and Yields

December 31, 2004	Within One Year		After One But Within Five Years		After Five But Within Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies	$-	-%	$19,449	3.67%	$3,732	4.43%	$-	-%
Obligations of state and local governments(2)	251	6.13	3,822	5.93	11,020	6.74	17,824	6.76

Total securities(1)	$251	6.13	$23,271	4.02	$14,752	6.13	$17,824	6.76

(1)	Excludes mortgage-backed securities totaling $15.5 million with a yield of 3.85% and nonmarketable equity securities.
(2)	The yield on state and local governments is presented on a tax equivalent basis using a federal income tax rate of 34%.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “--Net Interest Income-- Interest Sensitivity.”

Earning Assets – continued

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold and interest-bearing deposits with other banks, averaged $771,000 in 2004, compared to $368,000 in 2003 and $261,000 in 2002. At December 31, 2004, short-term investments totaled $75,000. These funds are a source of our liquidity. Federal funds are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $97.5 million, or 31.10%, to $411.1 million in 2004, from $313.6 million in 2003. Average interest-bearing deposits increased $65.1 million, or 24.81%, to $327.4 million in 2004, from $262.3 million in 2003.

Deposits. Average total deposits increased $77.6 million, or 26.22%, to $373.5 million during 2004, from $295.9 million during 2003. At December 31, 2004, total deposits were $380.4 million compared to $314.3 million a year earlier, an increase of 21.03%. Included in the increase is $52.7 million that we acquired through our merger with Abbeville.

The following table sets forth the deposits by category at the dates indicated.

Deposits

December 31,	2004		2003		2002		2001		2000
(Dollars in thousands)	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits	Amount	Percent of Deposits
Demand deposit accounts	$45,504	11.96%	$36,204	11.52%	$29,422	10.64%	$25,083	9.70%	$32,197	9.67%
NOW accounts	72,934	19.18	73,166	23.28	36,121	13.06	32,504	12.58	53,959	16.20
Money market accounts	82,872	21.79	64,796	20.62	66,295	23.97	61,863	23.95	55,007	16.52
Savings accounts	36,522	9.60	28,697	9.13	27,948	10.11	26,653	10.32	30,543	9.17
Time deposits less than $100,000	91,183	23.97	69,649	22.16	74,763	27.03	72,636	28.12	114,454	34.38
Time deposits of $100,000 or over	51,342	13.50	41,761	13.29	42,012	15.19	39,591	15.33	46,826	14.06

Total deposits	$380,357	100.00%	$314,273	100.00%	$276,561	100.00%	$258,330	100.00%	$332,986	100.00%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits increased $56.5 million to $329.0 million at December 31, 2004. During a limited time during the fourth quarter of 2004, CapitalBank offered a special money market account. These accounts required balances of a minimum of $10,000 and paid interest of prime minus 200 basis points. Of the $56.5 million increase in our core deposits, approximately $31.0 million was attributable to the special money market product.

Deposits, and particularly core deposits, have historically been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 112.23% at December 31, 2004, and 103.88% at the end of 2003. The maturity distribution of our time deposits of $100,000 or more at December 31, 2004 is set forth in the following table.

Deposits and Other Interest-Bearing Liabilities – continued

Maturities of Certificates of Deposit of $100,000 or More

(Dollars in thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total
Certificates of deposit of $100,000 or more	$14,259	$12,456	$13,387	$11,240	$51,342

Approximately 27.77% of our time deposits of $100,000 or more had scheduled maturities within three months and 52.03% had maturities within six months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, we do not solicit brokered deposits.

Borrowed Funds. Borrowed funds consist of short-term borrowings and advances from the Federal Home Loan Bank. Short-term borrowings are primarily federal funds purchased from correspondent banks and securities sold under agreements to repurchase.

Average short-term borrowings were $36.3 million in 2004, an increase of $17.0 million from 2003. Federal funds purchased from correspondent banks averaged $23.6 million in 2004. At December 31, 2004, federal funds purchased totaled $30.1 million. Securities sold under agreements to repurchase averaged $12.7 million in 2004. At December 31, 2004, securities sold under agreements to repurchase totaled $13.9 million.

The following table summarizes the Company’s short-term borrowings for the years ended December 31, 2004 and 2003. These borrowings consist of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank. Securities sold under agreements to repurchase mature on a one to seven day basis. These agreements are secured by U.S. government agency securities. Advances from Federal Home Loan Bank mature at different periods as discussed in the footnotes to the financial statements and are secured by the Bank’s one to four family residential mortgage loans, home equity lines and the Bank’s investment in Federal Home Loan Bank stock.

	Year Ended December 31,
(Dollars in thousands)	Maximum Outstanding at any Month End	Average Balance	Weighted Average Interest Rate	Balance December 31,	Interest Rate at December 31,
2004
Securities sold under agreements to repurchase	$15,304	$12,724	0.85%	$13,859	1.92%
Advances from Federal Home Loan Bank	69,350	47,190	2.55%	66,325	2.71%

2003
Securities sold under agreements to repurchase	$6,190	$4,798	0.71%	$5,326	1.10%
Advances from Federal Home Loan Bank	32,450	31,370	4.60%	30,425	2.95%

Average Federal Home Loan Bank advances during 2004 were $47.2 million compared to $31.4 million during 2003, an increase of $15.8 million. Advances from the Federal Home Loan Bank are collateralized by one-to-four family residential mortgage loans, home equity lines and our investment in Federal Home Loan Bank stock. At December 31, 2004, borrowings from the Federal Home Loan Bank were $66.3 million compared to $30.4 million a year earlier. Although we expect to continue using short-term borrowing and Federal Home Loan Bank advances as secondary funding sources, core deposits will continue to be our primary funding source. Of the $66.3 million advances from the Federal Home Loan Bank outstanding at December 31, 2004, $24.0 million mature in 2005, $15.0 million in 2007, $11.9 million in 2008, $425,000 in 2009, $5.0 million in 2010, and $10.0 million in 2013.

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

The holding company and CapitalBank exceeded the Federal Reserve’s fully phased-in regulatory capital ratios at December 31, 2004, 2003, and 2002, as set forth in the following table.

Analysis of Capital

	2004	2003	2002
Tier 1 capital	$43,209	$41,017	$39,427
Tier 2 capital	5,186	3,829	3,490

Total qualifying capital	$48,395	$44,846	$42,917

Risk-adjusted total assets
(including off-balance-sheet exposures)	$320,480	$305,565	$278,430

Tier 1 risk-based capital ratio	10.43%	13.42%	14.16%
Total risk-based capital ratio	11.68%	14.68%	15.41%
Tier 1 leverage ratio	8.05%	10.38%	10.59%

	Tier 1 Risk-Based	Total Risk-Based	Tier 1 Leverage
CapitalBank’s capital ratios at December 31, 2004 were:	10.15%	11.41%	7.82%

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

Our loans-to-assets ratio and loans-to-funds ratio decreased from 2003 to 2004. The loans-to-assets ratio at December 31, 2004 was 77.74% compared to 79.09% at December 31, 2003, and the loans-to-funds ratio at December 31, 2004 was 86.75% compared to 89.47% at December 31, 2003. The amount of advances from the Federal Home Loan Bank were approximately $66.3 million at December 31, 2004 compared to $30.4 million at December 31, 2003. We expect to continue using these advances as a source of funding. Additionally, we had approximately $32.9 million of unused lines of credit for federal funds purchases and $361,000 of securities available-for-sale at December 31, 2004 as sources of liquidity. We also have the ability to receive an additional $70.7 million in advances under the term of our agreement with the Federal Home Loan Bank.

We depend on dividends from CapitalBank as our primary source of liquidity. The ability of CapitalBank to pay dividends is subject to general regulatory restrictions that may, but are not expected to, have a material impact on the liquidity available to us. We paid stock dividends in September 1998, June 2000, and May 2001 and may do so in the future. We have paid cash dividends on a quarterly basis since September 2001 and anticipate continuing to do so.

Critical Accounting Policies

Our accounting and financial reporting policies are in conformity with generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with such principals requires us to make estimates and assumptions that impact the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities during the reporting period, and the reported amounts of revenues and expenses during the reporting period. We, in conjunction with our independent auditors, have discussed the development and selection of the critical accounting estimates discussed herein with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the related disclosures herein.

Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements contained in Item 8 herein. Of these significant accounting policies, we consider our policies regarding the accounting for the Allowance, pension plan, mortgage-servicing rights, accounting for past acquisitions, and income taxes, to be the most critical accounting policies due to the valuation techniques used and the sensitivity of these financial statement amounts to the methods, assumptions, and estimates underlying these balances. Accounting for these critical areas requires a significant degree of judgment that could be subject to revision as newer information becomes available. In order to determine our critical accounting policies, we consider whether the accounting estimate requires assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of financial condition, changes in financial condition, or results of operations.

The Allowance represents our estimate of probable losses inherent in the lending portfolio. See Provision and Allowance for Losses for additional discussion including factors impacting the Allowance and the methodology for analyzing the adequacy of the Allowance. This methodology relies upon our judgment. Our judgments is based on an assessment of various issues, including, but not limited to, the pace of loan growth, emerging portfolio concentrations, the risk management system relating to lending activities, entry into new markets, new product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions. We consider the year-end Allowance appropriate and adequate to cover probable losses in the loan portfolio. However, our judgment is based upon a number of assumptions about current events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require significant future additions to the Allowance, thus adversely impacting the results of operations of the Company.

We have increased our market share through bank and branch acquisitions (the last of these acquisitions occurred in 2004). These acquisitions resulted in goodwill or other intangible assets, which are subject to periodic impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” These tests, which we performed as of June 30, 2004 and 2003, use estimates in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets. We test for goodwill impairment by determining the fair market value for each reporting unit and comparing it to the carrying amount. If the carrying amount exceeds its fair market value, the potential for impairment exists, and a second step of impairment testing is performed. In the second step, the implied fair market value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair market value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair market value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written-down to its fair market value. The valuations as of June 30, 2004 indicated that no impairment charge was required as of that date, and we are not aware of any reason that a material change will occur in the future.

We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in its financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by us or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets. Historically, our estimated income taxes have been materially correct, and we are not aware of any reason that a material change will occur in the future. See Note 19 of Notes to Consolidated Financial Statements contained in Item 8 herein that summarizes current period income tax expense as well as future tax liabilities associated with differences in the timing of expenses and income recognition for book and tax accounting purposes.

Non-GAAP Financial Information

This report contains financial information determined by methods other than in accordance with GAAP. We use these non-GAAP measures to analyze performance. Such disclosures include, but are not limited to, certain designated net interest income amounts presented on a tax-equivalent basis. We believe that the presentation of net interest income on a tax-equivalent basis aids in the comparability of net interest income arising from both taxable and tax-exempt sources. These disclosures should not be viewed as a substitute for GAAP measures, and furthermore, our non-GAAP measures may not necessarily be comparable to non-GAAP performance measures of other companies.

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

Through its operations, CapitalBank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to CapitalBank’s customers at predetermined interest rates for a specified period of time. At December 31, 2004, CapitalBank had issued commitments to extend credit of $67.7 million and standby letters of credit of $1.9 million through various types of commercial lending arrangements. Approximately $55.2 million of these commitments to extend credit had variable rates. Our experience has been that a significant portion of these commitments often expire without being used.

Impact of Off-Balance Sheet Instruments – continued

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2004.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused commitments to extend credit	$3,468	$2,332	$17,828	$23,628	$44,072	$67,700
Standby letters of credit	762	80	754	1,596	274	1,870

Totals	$4,230	$2,412	$18,582	$25,224	$44,346	$69,570

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2004:

Dollars in thousands	Payment Due By Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years

Capital Lease	$253	$253	-	-	-
Operating Leases	$130	$87	$43	-	-
Other Long-Term Liabilities	$66,325	$24,000	$15,000	$12,325	$15,000

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

In periods of declining interest rates, such as have occurred recently, demand for mortgage loans typically increases, particularly for mortgage loans related to refinancing of existing loans. The refinancing of existing loans currently comprises approximately 57% of our loan volume. In periods of rising interest rates, demand for mortgage loans typically declines. Our income from our mortgage banking division would significantly decrease following a decline in demand for mortgage loans in South Carolina, which is the area in which we originate our mortgage loans.

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

The merger between us and Abbeville Capital Corporation as of March 4, 2004 was the first acquisition of another banking institution by us in our history. Thus, anticipating all of the challenges that will be presented by the integration of another banking institution into our operations may be more difficult. The successful integration of the management and staff, as well as the technical operations such as reporting systems and data processing, will be important to the future operations of the combined entity that will result from the merger. Substantial difficulties could be encountered, including the following:

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

PART III

Information called for by PART III (Items 10, 11, 12 and 13) of this Report on Form 10-K has been omitted as we intend to file with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2004 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement.

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

(a)(3)	Exhibits:

          The accompanying Exhibit Index on page E-1 sets forth the exhibits that are filed as part of this Report on Form 10-K.

(b)	Reports on Form 8-K:

Date Filed or Furnished	Item	Description
January 19, 2005	7.01, 9.01	We issued a press release announcing the financial results for the quarter ended December 31, 2004.

(c)	Financial Statement Schedules:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Community Capital Corporation, has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY CAPITAL CORPORATION

Dated: March 28, 2005	By:	/s/ William G. Stevens
William G. Stevens President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Stevens William G. Stevens	President, Chief Executive Officer, and Director	March 28, 2005

/s/ R. Wesley Brewer R. Wesley Brewer	Chief Financial Officer, Executive Vice President, and Secretary	March 28, 2005

* Patricia C. Hartung	Assistant Secretary and Director	March 16, 2005

* David P. Allred	Director	March 16, 2005

* Harold Clinkscales, Jr.	Director	March 16, 2005

* Wayne Q. Justesen, Jr.	Director	March 16, 2005

* B. Marshall Keys	Director	March 16, 2005

* Clinton C. Lemon, Jr.	Director	March 16, 2005

* Miles Loadholt	Director	March 16, 2005

* Thomas C. Lynch, Jr.	Director	March 16, 2005

* H. Edward Munnerlyn	Director	March 16, 2005

* George B. Park	Director	March 16, 2005

* George D. Rodgers	Director	March 16, 2005

* Charles J. Rogers	Director	March 16, 2005

* Joseph L. Savitz, Jr.	Director	March 16, 2005

* Thomas E. Skelton	Director	March 16, 2005

* Lex D. Walters	Director	March 16, 2005

*By: /s/ William G. Stevens (William G. Stevens) (As Attorney-in-Fact for each of the persons indicated)	March 28, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY CAPITAL CORPORATION

AND ITS

EMPLOYEE STOCK OWNERSHIP PLAN WITH 401(K) PROVISIONS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Community Capital Corporation
Greenwood, South Carolina

We have audited the accompanying consolidated balance sheets of Community Capital Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Community Capital Corporation as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Elliott Davis, LLC
Greenville, South Carolina
January 13, 2005

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except share information)	2004	2003
Assets:
Cash and cash equivalents:
Cash and due from banks	$9,053	$16,664
Interest-bearing deposit accounts	75	270

Total cash and cash equivalents	9,128	16,934

Investment securities:
Securities available-for-sale	71,119	42,198
Securities held-to-maturity (estimated fair value of
$455 and $517 at December 31, 2004 and 2003)	425	470
Nonmarketable equity securities	6,052	3,230

Total investment securities	77,596	45,898

Loans held for sale	1,256	274
Loans receivable	425,628	326,178
Less allowance for loan losses	(5,808)	(4,584)

Loans, net	419,820	321,594
Premises and equipment, net	12,544	9,626
Accrued interest receivable	2,136	1,627
Intangible assets	11,107	3,646
Cash surrender value of life insurance	12,900	10,794
Other assets	2,599	2,366

Total assets	$549,086	$412,759

Liabilities:
Deposits:
Noninterest-bearing	$45,504	$36,204
Interest-bearing	334,853	278,069

Total deposits	380,357	314,273

Federal funds purchased and securities sold under
agreements to repurchase	43,978	20,178
Advances from the Federal Home Loan Bank	66,325	30,425
Obligations under capital leases	181	361
Accrued interest payable	736	508
Other liabilities	2,406	1,481

Total liabilities	493,983	367,226

Commitments and contingencies - Notes 5, 12, and 16

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized;
4,660,944 and 4,175,919 shares issued and outstanding at
December 31, 2004 and 2003, respectively	4,661	4,176
Nonvested restricted stock	(183)	-
Capital surplus	45,751	37,375
Accumulated other comprehensive income	785	869
Retained earnings	16,653	12,791
Treasury stock, at cost (832,566 in 2004, and 702,522 shares in 2003)	(12,564)	(9,678)

Total shareholders’ equity	55,103	45,533

Total liabilities and shareholders’ equity	$549,086	$412,759

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

	For the years ended December 31,
(Dollars in thousands, except for per share data amounts)	2004	2003	2002
Interest income:
Loans, including fees	$22,415	$18,821	$19,296
Investment securities:
Taxable	1,472	908	1,494
Tax-exempt	1,329	1,162	1,222
Nonmarketable equity securities	185	140	188
Federal funds sold and other	7	-	4

Total interest income	25,408	21,031	22,204

Interest expense:
Deposits	4,816	4,727	5,418
Advances from the Federal Home Loan Bank	1,204	1,400	1,947
Federal funds purchased and securities sold under
agreements to repurchase	513	268	344
Obligations under capital leases	29	60	84

Total interest expense	6,562	6,455	7,793

Net interest income	18,846	14,576	14,411
Provision for loan losses	1,200	479	773

Net interest income after provision for loan losses	17,646	14,097	13,638

Noninterest income:
Service charges on deposit accounts	2,726	2,372	2,578
Gain on sales of nonmarketable equity securities	-	1,689	-
Gain on sales of securities available-for-sale	5	27	106
Gain on sale of loans held for sale	824	1,259	726
Commissions from sales of mutual funds	276	226	106
Income from fiduciary activities	621	394	281
Gain on sale of premises and equipment	-	29	-
Other operating income	1,154	1,105	742

Total noninterest income	5,606	7,101	4,539

Noninterest expenses:
Salaries and employee benefits	8,874	7,118	6,418
Net occupancy	853	742	697
Amortization of intangible assets	506	346	346
Furniture and equipment	958	1,117	1,050
Loss on sale of premises and equipment	9	-	-
Other operating expenses	4,653	5,210	3,381

Total noninterest expenses	15,853	14,533	11,892

Income before income taxes	7,399	6,665	6,285
Income tax expense	1,599	1,663	1,683

Net income	$5,800	$5,002	$4,602

Earnings per share:
Basic earnings per share	$1.52	$1.43	$1.34

Diluted earnings per share	$1.47	$1.36	$1.26

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the years ended December 31, 2004, 2003, and 2002

(Dollars in thousands,	Common stock		Nonvested restricted	Capital	Accumulated other compre- hensive	Retained	Treasury
except share data)	Shares	Amount	stock	surplus	income (loss)	earnings	stock	Total

Balance, December 31, 2001	3,559,309	$3,559	$-	$32,548	$168	$4,933	$(1,935)	$39,273

Net income						4,602		4,602

Other comprehensive income,
net of tax effects					821			821

Comprehensive income								5,423

Dividends paid ($0.17
per share)						(588)		(588)

Stock options exercised	301,481	302		2,206				2,508

Purchase of treasury stock
(178,851 shares)							(2,208)	(2,208)

Balance, December 31, 2002	3,860,790	3,861	-	34,754	989	8,947	(4,143)	44,408

Net income						5,002		5,002

Other comprehensive income,
net of tax effects					(120)			(120)

Comprehensive income								4,882

Dividends paid ($0.33
per share)						(1,158)		(1,158)

Stock options exercised	315,129	315		2,621				2,936

Purchase of treasury stock
(334,647 shares)							(5,535)	(5,535)

Balance, December 31, 2003	4,175,919	4,176	-	37,375	869	12,791	(9,678)	45,533

Net income						5,800		5,800

Other comprehensive income,
net of tax effects					(84)			(84)

Comprehensive income								51,249

Abbeville Capital Corporation
merger consideration	371,695	372		7,241				7,613

Dividends paid ($0.51
per share)						(1,938)		(1,938)

Stock options exercised	103,330	103		932				1,035

Issuance of restricted stock	10,000	10	(213)	203				-

Amortization of deferred
compensation on restricted
stock			30					30

Purchase of treasury stock
(130,044 shares)							(2,886)	(2,886)

Balance, December 31, 2004	4,660,944	$4,661	$(183)	$45,751	$785	$16,653	$(12,564)	$55,103

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2004	2003	2002
Cash flows from operating activities:
Net income	$5,800	$5,002	$4,602
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	854	938	1,101
Writedown on disposal of equipment	-	151	-
Provision for loan losses	1,200	479	773
Deferred income tax provision (benefit)	(456)	(21)	562
Amortization of intangible assets	403	346	346
Amortization of deferred compensation on restricted stock	30	-	-
Premium amortization less discount accretion
on securities available-for-sale	31	20	38
Amortization of deferred loan costs and fees, net	377	-	2
Loss (gain) on sale of premises and equipment	9	(29)	-
Loss on sale of other real estate	42	50	90
Net gain on sales or calls of securities available-for-sale	(5)	(27)	(106)
Net gain on sales of nonmarketable equity securities	-	(1,689)	-
Proceeds of sales of residential mortgages	33,146	49,811	28,375
Disbursements for residential mortgages held-for-sale	(34,128)	(52,511)	(27,365)
(Increase) decrease in interest receivable	(509)	280	101
Increase (decrease) in interest payable	228	(141)	(403)
(Increase) decrease in other assets	510	(367)	(1,319)
Decrease in other liabilities	(898)	(896)	(1,136)

Net cash provided by operating activities	6,634	1,396	5,661

Cash flows from investing activities:
Net increase in loans made to customers	(64,619)	(32,805)	(41,671)
Proceeds from sales of securities available-for-sale	8,683	4,544	5,147
Proceeds from calls and maturities of securities available-for-sale	11,331	16,679	13,650
Purchases of securities available-for-sale	(32,143)	(13,500)	(10,730)
Proceeds from calls and maturities of securities held-to-maturity	45	80	-
Proceeds from sales of nonmarketable equity securities	645	3,670	239
Purchase of nonmarketable equity securities	(3,249)	(45)	-
Purchase of premises and equipment	(3,278)	(1,016)	(573)
Proceeds from sales of premises and equipment	476	275	157
Proceeds from sales of other real estate	94	401	394
Investment in life insurance contacts	-	-	(8,077)
Net assets acquired in bank acquisition	11,229	-	-

Net cash used by investing activities	(70,786)	(21,717)	(41,464)

Cash flows from financing activities:
Net increase in demand and savings accounts	11,284	43,078	13,683
Net increase (decrease) in time deposits	2,126	(5,366)	4,548
Net increase (decrease) in federal funds purchased and securities
sold under agreements to repurchase	13,918	(5,672)	18,386
Proceeds from advances from the Federal Home Loan Bank	41,000	21,900	-
Repayments of advances from the Federal Home Loan Bank	(8,193)	(22,615)	(130)
Dividends paid	(1,938)	(1,158)	(588)
Proceeds from exercise of stock options	1,035	2,936	2,508
Purchase of treasury stock	(2,886)	(5,535)	(2,208)

Net cash provided by financing activities	56,346	27,568	36,199

Net increase (decrease) in cash and cash equivalents	(7,806)	7,247	396
Cash and cash equivalents, beginning of year	16,934	9,687	9,291

Cash and cash equivalents, end of year	$9,128	$16,934	$9,687

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Community Capital Corporation (the Company) serves as a bank holding company for CapitalBank (the Bank). CapitalBank operates fifteen branches throughout South Carolina. The Bank offers a full range of banking services, including a wealth management group featuring a wide array of financial services, with personalized attention, local decision making and strong emphasis on the needs of individuals and small to medium-sized businesses. As discussed in Note 2, the Company acquired Abbeville Capital Corporation and its subsidiary, The Bank of Abbeville on March 5, 2004.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including valuation allowances for impaired loans, the carrying amount of real estate acquired in connection with foreclosures or in satisfaction of loans, and the assumptions used in computing the fair value of stock options granted and the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, “Share Based Payment.” Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

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

Nonmarketable Equity Securities – Nonmarketable equity securities include the costs of the Company’s investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank. The stocks have no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required for state-chartered member banks. Investment in Federal Home Loan Bank stock is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to secure the borrowings. At December 31, 2004 and 2003, the investment in Federal Reserve Bank stock was $1,476,150 and $1,037,150, respectively. At December 31, 2004 and 2003, the investment in Federal Home Loan Bank stock was $3,949,700 and $1,622,500, respectively.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Nonmarketable Equity Securities (continued) – The Company has invested in the stock of several unrelated financial institutions. The Company owns less than five percent of the outstanding shares of each institution, and the stocks either have no quoted market value or are not readily marketable. At December 31, 2004 and 2003, the investments in the stock of the unrelated financial institutions, at cost, were $126,464 and $70,225, respectively. During 2003, the Company sold its investments in three financial institutions and recorded a gain on these sales of $1,689,000. The Company also invested in a financial services company that offers internet banking. The Company’s investment in the stock of this institution was $500,000 at December 31, 2004 and 2003.

Loans receivable – Loans are recorded at their unpaid principal balance. Direct loan origination costs and loan origination fees are deferred and amortized over the lives of the loans as an adjustment to yield. Unamortized net deferred loan fees included in loans at December 31, 2004 were $109,665 and unamortized net deferred loan costs included in loans at December 31, 2003 were $136,478.

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

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected. At December 31, 2004 and 2003, the Company had no impaired loans that were material to the consolidated financial statements.

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

Residential Mortgages Held For Sale – The Company’s mortgage activities are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgages and selling mortgages to investors under pre-existing commitments. Funded residential mortgages held temporarily for sale to investors are recorded at the lower of cost or market value. Application and origination fees collected by the Company are recognized as income upon sale to the investor.

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

Intangible Assets – Intangible assets consist of goodwill and core deposit premiums resulting from the Company’s acquisitions. The core deposit premiums are being amortized over twelve to fifteen years using the straight-line method. Goodwill is being evaluated for impairment on an annual basis in accordance with SFAS No. 147, “Acquisitions of Certain Financial Institutions.”

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

Advertising Expense – Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent. Advertising and public relations costs of $153,886, $146,263, and $90,682 were included in the Company’s results of operations for 2004, 2003, and 2002, respectively.

Stock-Based Compensation – The Company has a stock-based employee compensation plan which is further described in Note 14. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(Dollars in thousands,	Year ended December 31,
except for per share data)	2004	2003	2002
Net income, as reported	$5,800	$5,002	$4,602
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	95	101	301

Pro forma net income	$5,705	$4,901	$4,301

Earnings per share:
Basic - as reported	$1.52	$1.43	$1.34

Basic - pro forma	$1.50	$1.40	$1.25

Diluted - as reported	$1.47	$1.36	$1.26

Diluted - pro forma	$1.45	$1.33	$1.18

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Cash Flow Information – For purposes of reporting cash flows, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from depository institutions, interest-bearing deposit accounts, and federal funds sold. Generally, federal funds are sold for one-day periods.

The following summarizes supplemental cash flow information:

	Year ended December 31,
(Dollars in thousands)	2004	2003	2002
Cash paid for interest	$6,333	$6,596	$8,196
Cash paid for income taxes	1,673	1,947	3,404
Supplemental noncash investing and financing activities:
Foreclosures on loans	133	402	486
Stock issued in connection with Bank of Abbeville acquisition	7,612	-	-
Change in unrealized gain or loss on securities available-
for sale, net of tax	(84)	(120)	821

Concentrations of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, securities, federal funds sold and amounts due from banks. Management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions. Although the Company’s loan portfolio is diversified, a substantial portion of its borrowers’ ability to honor the terms of their loans is dependent on business and economic conditions in the upstate region of South Carolina. Management does not believe credit risk is associated with obligations of the United States, its agencies or its corporations. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. By policy, time deposits are limited to amounts insured by the Federal Deposit Insurance Corporation. Management believes credit risk associated with correspondent accounts is not significant.

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

The components of other changes in comprehensive income and related tax effects are as follows:

	Year ended December 31,
(Dollars in thousands)	2004	2003	2002
Unrealized holding gains (losses) on
available-for-sale securities	$(122)	$(155)	$1,350
Reclassification adjustment for gains
realized in income	(5)	(27)	(106)

Net unrealized gains (losses) on securities	(127)	(182)	1,244
Tax effect	43	62	(423)

Net-of-tax amount	$(84)	$(120)	$821

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

Recent Accounting Pronouncements – In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation (“FIN”) No. 45, and amends certain other existing pronouncements. The pronouncement was generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify certain financial instruments that include certain obligations, such as mandatory redemption, repurchase of the issuer’s equity, or settlement by issuing equity, previously classified as equity, as liabilities or assets in some circumstances. SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of SFAS No. 150 for the first fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 did not have any impact on the financial condition or operating results of the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Accounting Principles Board (“APB”) Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB Opinion No. 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The adoption of this statement is not expected to have a material impact on the financial condition or operating results of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Recent Accounting Pronouncements (continued) – In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and warranties that it has issued. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee. The initial recognition requirements of FIN No. 45 were effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any impact on the Company’s financial position or results of operations.

In December 2003, the FASB issued FIN No. 46 (revised), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to the Company’s existing variable interest entities in the first reporting period ending after March 15, 2004. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46(R) did not have any impact on the Company’s financial position or results of operations.

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position (“FSP”), FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1”. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company’s financial position or results of operations.

In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan commitments”, to inform registrants of the Staff’s view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. The Company adopted the provisions of SAB No. 105 on April 1, 2004. The adoption of SAB No. 105 did not have a material impact on the Company’s financial condition or results of operations.

Other accounting standards that have been issued or proposed by the Public Company Accounting Oversight Board (PCAOB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

Reclassifications – Certain captions and amounts in the 2003 and 2002 financial statements were reclassified to conform with the 2004 presentation.

Accounting for Transfers of Financial Assets – A sale is recognized when the Company relinquishes control over a financial asset and is compensated for such asset. The difference between the net proceeds received and the carrying amount of the financial asset being sold or securitized is recognized as a gain or loss on the sale.

NOTE 2 – ACQUISITION

On March 5, 2004, the Company acquired 100 percent of the outstanding shares of Abbeville Capital Corporation, the parent company of The Bank of Abbeville. The Bank of Abbeville became a branch of CapitalBank, a wholly-owned banking subsidiary of the Company. The impact of the acquisition on the Company’s results of operations are included in the consolidated statement of income since the acquisition date of March 5, 2004. The acquisition allows the Company to strategically expand its operations into a contiguous market in which it presently has no full-service branch facilities. Additionally, the Company expects that over a relatively short period of time it will realize cost reductions due to achieving certain economies of scale.

The aggregate acquisition cost was $15,411,000, including $7,226,000 of cash, 371,693 shares of the Company’s common stock valued at $7,612,000 and direct acquisition – related costs of $573,000. The value of the 371,693 shares of common stock issued at $20.48 per share was determined based on the average closing price of the Company’s common shares over the three-day period before and after January 16, 2004 (the “measurement date”). The measurement date was determined pursuant to the provisions of the Emerging Issues Task Force Consensus 99-12, “Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination”, due to the application of a formula to determine the number of shares issued by the Company.

The primary intangible assets acquired in conjunction with the purchase of Abbeville Capital Corporation are core deposit intangible assets with an estimated useful life of approximately twelve years and goodwill. The transaction was a tax free reorganization for federal income taxes.

NOTE 2 – ACQUISITION – continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed March 5, 2004.

(Dollars in thousands)

Cash and cash equivalents	$4,164
Federal funds sold	14,291
Investment securities	17,163
Loans, net of allowance	35,335
Premises and equipment	979
Core deposit intangible asset	927
Goodwill	7,039
Other assets	2,336

Total assets acquired	82,234

Deposits	52,674
Advances from the Federal Home Loan Bank	3,091
Other liabilities	10,956

Total liabilities assumed	66,721

Net assets acquired	$15,513

The following table presents the results of operations as though the business combination had been completed as of the beginning of the year.

Pro Forma Information

	Year ended December 31,
(Dollars in thousands, except per share)	2004	2003
Interest and noninterest income	$31,751	$32,651
Net income (1)	6,496	5,927

Earnings per share
Basic earnings per share	1.85	1.70
Diluted earnings per share	1.51	1.45

(1)	Amount excludes one-time acquisition-related costs of $573,000.

NOTE 3 – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain average reserve balances computed as a percentage of deposits. At December 31, 2004 and 2003, the required cash reserves were satisfied by vault cash on hand and amounts due from correspondent banks.

NOTE 4 – INVESTMENT SECURITIES

Securities available-for-sale at December 31, 2004 and 2003 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2004
U.S. Government agencies and corporations	$23,204	$47	$70	$23,181
Obligations of state and local governments	29,870	1,619	6	31,483
Obligations of corporations	1,000	9	-	1,009

	54,074	1,675	76	55,673
Mortgage-backed securities	15,494	80	128	15,446

Total	$69,568	$1,755	$204	$71,119

December 31, 2003
U.S. Government agencies and corporations	$10,211	$9	$28	$10,192
Obligations of state and local governments	23,061	1,215	-	24,276
Obligations of corporations	750	11	-	761

	34,022	1,235	28	35,229
Mortgage-backed securities	6,860	136	27	6,969

Total	$40,882	$1,371	$55	$42,198

Securities held-to-maturity as of December 31, 2004 and 2003 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2004
Obligations of state and local governments	$425	$30	$-	$455

December 31, 2003
Obligations of state and local governments	$470	$47	$-	$517

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

Securities Available-for-Sale

	Less than twelve months		Twelve months or more		Total

(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

U.S. government agencies and corporations	$10,409	$70	$-	$-	$10,409	$70
Obligations of state and local governments	464	6	-	-	464	6
Mortgage-backed securities	11,890	110	1,230	18	13,120	128

Total	$22,763	$186	$1,230	$18	$23,993	$204

NOTE 4 – INVESTMENT SECURITIES – continued

The following table summarizes the maturities of securities available-for-sale and held-to-maturity as of December 31, 2004, based on the contractual maturities. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities Available-For-Sale		Securities Held-To-Maturity

(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$250	$251	$-	$-
Due after one year but within five years	23,115	23,271	-	-
Due after five years but within ten years	13,767	14,327	425	455
Due after ten years	16,942	17,824	-	-

	54,074	55,673	425	455
Mortgage-backed securities	15,494	15,446	-	-

Total	$69,568	$71,119	$425	$455

Proceeds from sales of securities available-for-sale during 2004, 2003, and 2002 were $8,683,000, $4,544,000, and $5,147,000, respectively, resulting in gross realized losses of $5,000 in 2004 and gross realized gains of $27,000 and $106,000 in 2003 and 2002, respectively. There were no sales of securities held-to-maturity in 2004, 2003, or 2002.

At December 31, 2004 and 2003, securities having amortized costs of approximately $69,087,000 and $40,641,000, respectively, and estimated fair values of $70,759,000 and $42,075,000, respectively, were pledged as collateral for short-term borrowings, to secure public and trust deposits, and for other purposes as required and permitted by law.

As noted in Note 1, the Company has nonmarketable equity securities consisting of investments in several financial institutions. These investments totaled $126,464 and $70,225 at December 31, 2004 and 2003, respectively.

NOTE 5 – LOANS RECEIVABLE

Loans receivable are summarized as follows:

	December 31,

(Dollars in thousands)	2004	2003

Commercial and industrial	$52,510	$31,214
Real estate - construction	18,550	16,187
Real estate - mortgage and commercial	293,328	234,053
Home equity	37,421	24,236
Consumer - installment	21,746	19,056
Consumer - credit card and checking	2,073	1,432

Total gross loans	$425,628	$326,178

At December 31, 2004 and 2003, the Company had sold participations in loans aggregating $5,123,000 and $4,584,000, respectively, to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and fund loans of qualified borrowers (see Note 1). Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments. The Company does not sell residential mortgages having market or interest rate risk. The Company does not service residential mortgage loans for the benefit of others.

NOTE 5 – LOANS RECEIVABLE – continued

At December 31, 2004 and 2003, the Company had pledged approximately $146,931,000 and $98,870,000, respectively, of loans on residential real estate as collateral for advances from the Federal Home Loan Bank (see Note 9).

An analysis of the allowance for loan losses for the years ended December 31, 2004, 2003, and 2002, is as follows:

(Dollars in thousands)	2004	2003	2002
Balance, beginning of year	$4,584	$4,282	$4,103
Allowance acquired through acquisition	432	-	-
Provision charged to operations	1,200	479	773
Recoveries on loans previously charged-off	169	288	129
Loans charged-off	(577)	(465)	(723)

Balance, end of year	$5,808	$4,584	$4,282

At December 31, 2004, the Company had impaired loans of approximately $2,099,000. Valuation allowances for credit losses on impaired loans totaled $435,000 for the year ended December 31, 2004. Interest income on impaired loans totaled $20,000 for the year ended December 31, 2004 and was measured using the cash basis. Average investment in impaired loans was $2,094,000 for the year ended December 31, 2004. There were no impaired loans as of December 31, 2003.

At December 31, 2004 and 2003, the Company had nonaccrual loans of approximately $5,000 and $1,816,000, respectively, for which impairment had not been recognized. The Company had loans contractually past due 90 days or more and still accruing interest totaling $230,000 and $158,000 at December 31, 2004 and 2003, respectively.

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

At December 31, 2004 and 2003, the Company had unfunded commitments, including standby letters of credit, of $69,570,000 and $49,407,000, of which $10,215,000 and $7,650,000, respectively, were unsecured. At December 31, 2004, the Company was not committed to lend additional funds to borrowers having loans in nonaccrual status. The fair value of any potential liabilities associated with standby letters of credit is insignificant.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. Various recourse agreements exist, ranging from forty-five days to twelve months. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans sold have ever been returned to the Company, the total loans sold with limited recourse amount does not necessarily represent future cash requirements. The Company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments. Total loans sold with limited recourse in 2004 was $44,257,000.

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2004	2003
Land	$3,110	$1,875
Building and land improvements	9,439	7,633
Furniture and equipment	6,827	6,163

Total	19,376	15,671
Less, accumulated depreciation	(6,832)	(6,045)

Premises and equipment, net	$12,544	$9,626

Depreciation and amortization expense was approximately $854,000, $938,000 and $1,101,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization are summarized as follows:

	December 31,
(Dollars in thousands)	2004	2003
Core deposit premium, net	$4,015	$3,593
Goodwill	7,092	53

	$11,107	$3,646

In accordance with SFAS No. 147, the Company evaluates its goodwill on an annual basis. Evaluations of goodwill were performed in June 2004 and 2003. As a result of the evaluations, the Company determined that no impairment existed; therefore, there was no amortization of goodwill for the years ended December 31, 2004 or 2003. Amortization expense related to the core deposit premium was $506,000 for the year ended December 31, 2004 and $346,000 for the years ended December 31, 2003 and 2002, respectively.

NOTE 8 – DEPOSITS

The following is a summary of deposit accounts:

	December 31,
(Dollars in thousands)	2004	2003
Noninterest-bearing demand deposits	$45,504	$36,204
Interest-bearing demand deposits	72,934	73,166
Money market accounts	82,872	64,796
Savings	36,522	28,697
Certificates of deposit and other time deposits	142,525	111,410

Total deposits	$380,357	$314,273

At December 31, 2004 and 2003, certificates of deposit of $100,000 or more totaled approximately $51,342,000 and $41,761,000, respectively. Interest expense on these deposits was approximately $1,217,000, $1,074,000 and $1,259,000 in 2004, 2003 and 2002, respectively.

NOTE 8 – DEPOSITS – continued

Scheduled maturities of certificates of deposit and other time deposits as of December 31, 2004 were as follows:

(Dollars in thousands) Maturing in	Amount
2005	$102,954
2006	18,366
2007	21,169
2008	3
2009	33

Total	$142,525

NOTE 9 – FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had federal funds purchased and securities sold under agreements to repurchase which generally mature within one day. At December 31, 2004 and 2003, the securities sold under agreements to repurchase totaled $13,859,000 and $5,326,000, respectively. At December 31, 2004 and 2003, the amortized costs of securities pledged to collateralize the repurchase agreements were $14,830,000 and $4,729,000, respectively, and estimated fair values were $15,049,000 and $4,841,000, respectively. The securities underlying the agreements are held by a third-party custodian. At December 31, 2004 and 2003, federal funds purchased were $30,119,000 and $14,852,000, respectively.

NOTE 10 – ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following:

(Dollars in thousands)		December 31,
Description	Interest Rate	2004	2003
Advances maturing:

May 2, 2005	2.44%, floating	$21,000	$-
October 13, 2005	5.84, fixed	3,000	3,000
May 14, 2007	1.78, fixed	15,000	-
September 5, 2008	3.03, fixed	5,400	5,400
September 29, 2008	1.86, fixed	6,500	6,500
February 2, 2009	4.95, fixed	425	525
March 17, 2010	5.92, fixed	5,000	5,000
March 14, 2013	2.48, floating	10,000	10,000

		$66,325	$30,425

The Federal Home Loan Bank has also issued Irrevocable Letters of Credit to the Company totaling $10,000,000 to secure deposits in the name of the State of South Carolina. The Letters expire at various dates throughout 2005 and renew automatically for one year periods unless FHLB provides written notice to cancel. The Company has not drawn funds on these lines as of December 31, 2004.

NOTE 10 – ADVANCES FROM THE FEDERAL HOME LOAN BANK – continued

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

(Dollars in thousands)	Amount
2005	$24,025
2006	-
2007	15,000
2008	11,900
2009 and thereafter	15,400

Total	$66,325

As collateral, the Company had pledged first mortgage loans on one to four family residential loans aggregating $111,900,000 and home equity lines of credit aggregating $35,000,000 (see Note 5) at December 31, 2004. In addition, the Company’s Federal Home Loan Bank stock is pledged to secure the borrowings. Certain advances are subject to prepayment penalties.

NOTE 11 – SHAREHOLDERS’ EQUITY

During 2004 and 2003, the Board of Directors approved stock repurchase plans whereby the Company could repurchase up to $12,100,000 of its outstanding shares of common stock. As of December 31, 2004, the Company had purchased approximately 832,566 shares under the plans (and prior plans), at an average cost of $15.05.

At December 31, 2004 and 2003, the Company had authorized 2,000,000 shares of a special class of stock, par value $1.00 per share, the rights and preferences of which were to be designated as the Board of Directors should determine. At December 31, 2004 and 2003, no shares of the undesignated stock had been issued or were outstanding.

NOTE 12 – LEASES

The Bank occupies and uses office space, land and equipment under operating leases with initial terms expiring on various dates through 2007. The lease agreements generally provide that the Bank is responsible for ongoing costs of repairs and maintenance, insurance and real estate taxes. The leases also provide for renewal options and certain scheduled increases in monthly lease payments. Rental expenses under operating leases were $115,020, $126,200 and $58,200 for the years ended December 31, 2004, 2003 and 2002, respectively. Minimum lease commitments under noncancelable operating leases are as follows:

(Dollars in thousands)	Amount
2005	$87
2006	36
2007	7

Total	$130

The cost of renewals is not included in the above.

The Company has a lease agreement for its data processing equipment. The rental term is for sixty months and provides for the lessee to pay certain maintenance costs.

NOTE 12 – LEASES – continued

Assets recorded under capital leases and included in premises and equipment were as follows at December 31, 2004:

(Dollars in thousands)	Amount
Equipment	$808
Less, accumulated depreciation	633

Net assets under capital leases	$175

The future minimum capital lease payments were as follows at December 31, 2004:

(Dollars in thousands)	Amount
2005	$253
Less, amount representing interest	10
Less, amount representing maintenance	62

Total obligations under capital leases	$181

In 2003, the Company outsourced its data processing function. This resulted in the disposal of some of the core processing equipment which had been leased. The writedown on the disposal of this piece of equipment and cancellation was $151,000 and is included in other operating expenses for the year ended December 31, 2003.

NOTE 13 – CAPITAL REQUIREMENTS AND REGULATORY MATTERS

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

NOTE 13 – CAPITAL REQUIREMENTS AND REGULATORY MATTERS – continued

The following tables summarize the capital ratios and the regulatory minimum requirements of the Company and the Bank at December 31, 2004 and 2003.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004
The Company
Total capital (to risk-weighted assets)	$48,395	11.68%	$33,141	8.00%	$-	N/A
Tier 1 capital (to risk-weighted assets)	43,209	10.43	16,571	4.00	-	N/A
Tier 1 capital (to average assets)	43,209	8.05	21,480	4.00	-	N/A

CapitalBank
Total capital (to risk-weighted assets)	$47,076	11.41%	$33,017	8.00%	$41,271	10.00%
Tier 1 capital (to risk-weighted assets)	41,910	10.15	16,509	4.00	24,763	6.00
Tier 1 capital (to average assets)	41,910	7.82	21,448	4.00	26,810	5.00

December 31, 2003
The Company
Total capital (to risk-weighted assets)	$44,846	14.68%	$24,445	8.00%	$-	N/A
Tier 1 capital (to risk-weighted assets)	41,017	13.42	12,223	4.00	-	N/A
Tier 1 capital (to average assets)	41,017	10.38	15,808	4.00	-	N/A

CapitalBank
Total capital (to risk-weighted assets)	$43,522	14.31%	$24,344	8.00%	$30,430	10.00%
Tier 1 capital (to risk-weighted assets)	39,739	13.06	12,172	4.00	18,256	6.00
Tier 1 capital (to average assets)	39,739	10.11	15,728	4.00	19,660	5.00

NOTE 14 - STOCK COMPENSATION PLANS

On May 27, 1998, the Company terminated its Employee Incentive Stock Option Plan and its Incentive and Nonstatutory Stock Option Plan (the “Plans”). These Plans were replaced by the 1997 Stock Incentive Plan effective January 1, 1998. On May 19, 2004, the Company terminated its 1997 Stock Incentive Plan and replaced it with the 2004 Equity Incentive Plan. Outstanding options issued under the former Plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At December 31, 2004, there were 236,455 options outstanding that had been issued under the terminated Plans.

Prior to its termination on May 19, 2004, the Company granted 57,050 options pursuant to the terms of the Company’s 1997 Stock Incentive Plan. The options are exercisable one year from the date of grant at prices ranging between $20.10 and $22.40 per share and expire during 2009.

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

	2004	2003	2002
Dividend yield	1.61%	2.29%	1.36%
Expected volatility	8.77%	9.86%	22.87%
Risk-free interest rate	3.28%	3.98%	4.78%
Expected life	5 years	5 years	5 years

The weighted-average fair value of options, calculated using the Black-Scholes option-pricing model, granted during 2004, 2003 and 2002 is $2.35, $1.69 and $3.21, respectively.

NOTE 14 - STOCK COMPENSATION PLANS - continued

A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003, and 2002 and changes during the years ended on those dates is presented below:

	2004		2003		2002

(Dollars in thousands, except per share data)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	288,145	$10.37	548,852	$9.34	804,483	$8.76
Granted	57,050	20.58	73,000	14.46	60,250	12.54
Exercised	(103,330)	12.66	(315,129)	9.33	(301,025)	8.32
Cancelled	(5,410)	12.74	(18,578)	13.70	(14,856)	10.74

Outstanding at end of year	236,455	12.93	288,145	10.37	548,852	9.34

Options exercisable at December 31, 2004, 2003, and 2002 were 179,405, 215,645 and 490,402, respectively.

The 2004 Equity Incentive Plan provides for the granting of statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as nonstatutory stock options, stock appreciation rights, or restricted stock of up to 225,000 shares of the Company’s common stock, to officers, employees, and directors of the Company. Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, the Company’s Board of Directors has sole discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock options may not be less than the fair value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 50% of the fair value of a share on the effective date of grant. Any options that expire unexercised or are canceled become available for reissuance. No awards may be made on or after May 19, 2014. During 2004, the Company issued 10,000 shares of restricted stock pursuant to the 2004 Equity Incentive Plan. The shares cliff vest in three years and are fully vested on August 24, 2007. The weighted-average fair value of restricted stock issued during 2004 was $21.30. Compensation cost associated with the issuance was $30,000 for the year ended December 31, 2004. At December 31, 2004, the Company had 215,000 awards available for grant under the 2004 Equity Incentive Plan.

The following table summarizes information about the stock options outstanding under the Company’s plans at December 31, 2004:

Range of Exercise Prices	Options Outstanding	Remaining Life (years)	Weighted Average Exercise Price
Exercisable:
$5.90 to $7.71	72,066	0.94	$6.91
$9.50 to $13.60	55,369	2.13	11.58
$14.10 to $15.65	51,970	3.04	14.33

Total exercisable	179,405

Not Exercisable:
$20.10 to $22.40	57,050	4.07	20.58

Total outstanding	236,455

NOTE 15 – RELATED PARTY TRANSACTIONS

Certain parties (primarily certain directors and executive officers, their immediate families and business interests) were loan customers and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than normal risk of collectibility. Total loans and commitments outstanding to related parties at December 31, 2004, 2003 and 2002 were $17,760,000, $11,270,000 and $9,704,000, respectively. During 2004, $10,659,000 of new loans were made to related parties and payments totaled $4,168,000. During 2003, $4,192,000 of new loans were made to related parties and repayments totaled $2,626,000. During 2002, $1,335,000 of new loans were made to related parties and repayments totaled $863,000.

The Company purchases various types of insurance from agencies that are owned by two directors. Amounts paid for insurance premiums were $77,042, $122,000 and $139,000 in 2004, 2003, and 2002, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

NOTE 17 – RESTRICTION ON SUBSIDIARY DIVIDENDS

The ability of the Company to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds in the form of cash dividends, loans, or advances to the Company. Dividends are payable only from the retained earnings of the Bank. At December 31, 2004 retained earnings of the bank was $5,021,000.

NOTE 18 – EARNINGS PER-SHARE

Earnings per share – basic is computed by dividing net income by the weighted-average number of common shares outstanding. Earnings per share – diluted is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.

	Year ended December 31,
(Dollars in thousands, except per share data)	2004	2003	2002
Basic earnings per share:

Net income available to common shareholders	$5,800	$5,002	$4,602

Average basic common shares outstanding	3,815,934	3,488,853	3,447,395

Basic earnings per share	$1.52	$1.43	$1.34

Diluted earnings per share:

Net income available to common shareholders	$5,800	$5,002	$4,602

Average common shares outstanding - basic	3,815,934	3,488,853	3,447,395
Incremental shares from assumed conversions:
Restricted Stock	6,814	-	-

Stock options	113,610	183,653	200,905

Average diluted common shares outstanding	3,936,358	3,672,506	3,648,300

Diluted earnings per share	$1.47	$1.36	$1.26

The above computation of diluted earnings per share does not include the following options that were outstanding at year-end since their exercise price was greater than the average market price of the common shares:

	2004	2003	2002
Number of options	12,000	2,000	162,552
Weighted-average of these options
outstanding during the year	9,902	293	95,978
Weighted-average exercise price	$22.40	$19.33	$14.35

NOTE 19 – INCOME TAXES

Income tax expense consisted of the following:

	Year ended December 31,
(Dollars in thousands)	2004	2003	2002
Currently payable:
Federal	$1,841	$1,677	$1,333
State	251	240	211

Total current	2,092	1,917	1,544

Deferred income tax provision (benefit)	(536)	(315)	562

Income tax expense	$1,556	$1,602	$2,106

Income tax expense (benefit) is allocated as follows:
To continuing operations	$1,599	$1,663	$1,683
To shareholders’ equity	(43)	(61)	423

Income tax expense	$1,556	$1,602	$2,106

The gross amounts of deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(Dollars in thousands)	2004	2003
Deferred tax assets:
Allowance for loan losses	$1,736	$1,308
Net operating loss carryforward - state	74	124
Deferred compensation	454	221
Nonaccrual of interest	83	61
Other real estate owned	35	27
Loans fees and costs	37	-
Director fees	17	4

Total deferred tax assets	2,436	1,745

Deferred tax liabilities:
Accumulated depreciation	149	66
Available-for-sale securities	440	448
Loans fees and costs	-	46
Federal Home Loan Bank stock dividends	16	16
Investment property	2	-
Merger related, net	124	-

Total deferred tax liabilities	731	576

Net deferred tax asset recognized	$1,705	$1,169

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management has determined that it is more likely than not that the entire deferred tax asset at December 31, 2004 will be realized, and accordingly, has not established a valuation allowance. Net deferred tax assets are included in other assets.

NOTE 19 – INCOME TAXES – continued

A reconciliation of the income tax provision and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

	Year ended December 31,
(Dollars in thousands)	2004	2003	2002
Income tax at the statutory rate	$2,516	$2,266	$2,137
State income tax, net of federal income tax benefit	173	158	116
Tax-exempt interest income	(492)	(415)	(440)
Disallowed interest expense	32	35	49
Stock option compensation	(306)	(417)	(110)
Increase in cash surrender value of life insurance	(203)	(165)	-
Other, net	(121)	201	(69)

Income tax expense	$1,599	$1,663	$1,683

NOTE 20 – OTHER OPERATING EXPENSES

Other operating expenses are summarized below:

	Year ended December 31,
(Dollars in thousands)	2004	2003	2002
Banking and ATM supplies	$564	$491	$416
Directors’ fees	187	172	167
Mortgage loan department expenses	113	190	122
Data processing and supplies	568	483	578
Postage and freight	398	309	321
Professional fees	598	446	287
Telephone expenses	293	281	268
Prepayment penalty for FHLB advances	-	1,093	-
Other	1,933	1,740	1,222

Total	$4,654	$5,210	$3,381

NOTE 21 – RETIREMENT AND BENEFIT PLANS

The Company sponsors a voluntary nonleveraged employee stock ownership plan (ESOP) as part of a 401(k) savings plan covering substantially all full-time employees. The Company matches 75 cents per dollar, up to a maximum of 6% of employee compensation. Company contributions to the savings plan were $277,000, $213,000 and $187,000 in 2004, 2003 and 2002, respectively. The Company’s policy is to fund amounts approved by the Board of Directors. At December 31, 2004 and 2003, the savings plan owned 161,426 and 150,625 shares of the Company’s common stock purchased at an average cost of $17.45 and $17.07 per share, respectively, adjusted for the effects of stock dividends. The estimated value of shares held at December 31, 2004 and 2003 was $3,890,000 and $2,982,000, respectively.

The Company had an Incentive Plan for 2004 which provided incentive pay for outstanding accomplishments of officers and employees of the Company. Cash awards were based upon various performance measures, including earnings per share growth and asset growth. Incentive payments accrued at December 31, 2004 and 2003 totaled $475,000 and $100,000, respectively.

The Company has an Executive Supplemental Compensation Plan that provides certain officers with salary continuation benefits upon retirement. The plan also provides for benefits in the event of early retirement, death, or substantial change of control of the Company. In connection with, but not directly related to, the Executive Supplemental Compensation Plan, life insurance contracts were purchased on the officers. No insurance premiums were paid in the years ended December 31, 2004, 2003, or 2002.

NOTE 21 – RETIREMENT AND BENEFIT PLANS – continued

During 1999, certain officers opted out of the Executive Supplemental Compensation Plan. Under a new agreement, split-dollar life insurance policies were obtained on the lives of these officers. The officers are entitled to all of the benefits of these policies, with the exception of the premiums paid by the Company. There was no expense associated with this plan in 2004, 2003, or 2002. No insurance premiums were paid on the plan during 2004 or 2003.

In 2002, the Company purchased Bank Owned Life Insurance (BOLI) Policies on certain key officers of the Company. Earnings on such policies will be used to offset expenses associated with retirement benefits for these officers. The total amount of premiums paid on the policies during the year ended December 31, 2002 totaled $7,500,000. There were no premiums paid in 2004 or 2003. The policies increased their cash values by $341,000 and $394,000 during 2004 and 2003, respectively. Cash values at December 31, 2004 and 2003 were $9,920,000 and $8,031,000, respectively.

NOTE 22 – UNUSED LINES OF CREDIT

As of December 31, 2004, the subsidiary bank had unused lines of credit to purchase federal funds from unrelated banks totaling $32,888,000. These lines of credit are available on a one to fourteen day basis for general corporate purposes. The lenders have reserved the right not to renew their respective lines. The Bank also has a line of credit to borrow funds from the Federal Home Loan Bank up to 25% of the Bank’s total assets which provided total availability of $137,040,000 at December 31, 2004. As of December 31, 2004, the Bank had borrowed $66,325,000 on this line.

NOTE 23 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans Receivable – For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk and credit card receivables, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to the borrowers with similar credit ratings and for the same remaining maturities.

Cash Surrender Value of Life Insurance – The carrying amount is a reasonable estimate of fair value.

Accrued Interest Receivable and Payable – The carrying value of these instruments is a reasonable estimate of fair value.

NOTE 23 – FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2004		2003
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Value

Financial Assets:
Cash and due from banks	$9,053	$9,053	$16,664	$16,664
Interest-bearing deposit accounts	75	75	270	270
Securities available-for-sale	71,119	71,119	42,198	42,198
Securities held-to-maturity	425	455	470	517
Nonmarketable equity securities	6,052	6,052	3,230	3,230
Cash surrender value of life insurance	12,900	12,900	10,794	10,794
Loans and loans held for sale	426,884	421,432	326,452	326,622
Accrued interest receivable	2,136	2,136	1,627	1,627

Financial Liabilities:
Demand deposit, interest bearing
transaction, and savings accounts	$237,832	$237,832	$202,863	$202,863
Certificates of deposit and other time deposits	142,525	142,835	111,410	111,595
Federal funds purchased and securities
sold under agreements to repurchase	43,978	43,978	20,178	20,178
Advances from the Federal Home Loan Bank	66,325	65,766	30,425	29,476
Accrued interest payable	736	736	508	508

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Value

Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$67,700	$-	$48,434	$-
Standby letters of credit	1,870	-	973	-

NOTE 24 – COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY)

Condensed financial statements for Community Capital Corporation (Parent Company Only) follow:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2004	2003
Assets
Cash and cash equivalents	$46	$109
Investment in banking subsidiary	53,782	44,254
Nonmarketable equity securities	500	526
Premises and equipment, net	1,048	1,391
Other assets	1,114	729

Total assets	$56,490	$47,009

Liabilities and Shareholders’ Equity
Notes payable to subsidiary	$1,094	$1,212
Other liabilities	293	264

Total liabilities	1,387	1,476

Common stock	4,661	4,176
Nonvested restricted stock	(183)	-
Capital surplus	45,751	37,375
Retained earnings	16,653	12,791
Accumulated other comprehensive income	785	869
Treasury stock	(12,564)	(9,678)

Total shareholders’ equity	55,103	45,533

Total liabilities and shareholders’ equity	$56,490	$47,009

Condensed Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2004	2003	2002
Income:
Dividend income from subsidiary	$10,850	$650	$1,400
Dividend income from equity securities	-	14	20
Net gain on sale of nonmarketable equity securities	-	467	-
Other interest income	7	17	49
Other income	8	246	241

Total income	10,865	1,394	1,710

Expenses:
Salaries	43	16	20
Net occupancy expense	(34)	132	128
Furniture and equipment expense	65	70	113
Interest expense	54	70	104
Other operating expenses	417	394	299

Total expense	545	682	664

Income before income taxes and equity in undistributed
earnings of subsidiary	10,320	712	1,046
Income tax expense (benefit)	501	(186)	(258)

Income before equity in undistributed earnings of subsidiary	10,821	898	1,304
Equity in undistributed earnings and (losses) of subsidiary	(5,021)	4,104	3,298

Net income	$5,800	$5,002	$4,602

NOTE 24 – COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY) – continued

Condensed Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2004	2003	2002
Operating activities:
Net income	$5,800	$5,002	$4,602
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed earnings of banking subsidiary	5,021	(4,104)	(3,297)
Depreciation and amortization expense	110	174	279
Amortization of deferred compensation on restricted stock	30	-	-
Deferred taxes	(740)	(451)	43
Gain on sale of nonmarketable equity securities	-	(467)	-
Loss on sale of fixed assets	9	-	-
Increase (decrease) in other liabilities	27	(96)	34
(Increase) decrease in other assets	436	472	(501)

Net cash provided by operating activities	10,693	530	1,160

Investing activities:
Purchase of premises and equipment	(10)	(9)	(18)
Proceeds from sales of premises and equipment	385	-	-
Proceeds from sales on nonmarketable equity securities	-	1,287	-
Net assets acquired in bank acquisition	11,229	-	-
Transfer of assets to Bank	(18,455)	-	-

Net cash provided (used) by investing activities	(6,851)	1,278	(18)

Financing activities:
Dividends paid	(1,936)	(1,158)	(588)
Proceeds from exercise of stock options	1,035	2,936	2,508
Repayments on borrowings from subsidiary	(118)	(765)	(160)
Purchase of treasury stock	(2,886)	(5,535)	(2,208)

Net cash used by financing activities	(3,905)	(4,522)	(448)

Net increase (decrease) in cash and cash equivalents	(63)	(2,714)	694
Cash and cash equivalents, beginning of year	109	2,823	2,129

Cash and cash equivalents, end of year	$46	$109	$2,823

Supplemental noncash investing activities:
Stock issued in connection with Bank of
of Abbeville acquisition	$7,612	$-	$-

Transfer net assets acquired in Bank of
of Abbeville acquisition to Bank	$(2,942)	$-	$-

NOTE 25 – QUARTERLY DATA (UNAUDITED)

	December 31,

	2004				2003

(Dollars in thousands except per share)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Interest income	$6,927	$6,589	$6,280	$5,612	$5,067	$5,263	$5,373	$5,328
Interest expense	1,959	1,711	1,488	1,404	1,428	1,588	1,672	1,767

Net interest income	4,968	4,878	4,792	4,208	3,639	3,675	3,701	3,561
Provision for loan losses	300	350	450	100	236	100	37	106

Net interest income after
provision for loan losses	4,668	4,528	4,342	4,108	3,403	3,575	3,664	3,455
Noninterest income	1,582	1,358	1,471	1,196	1,633	2,953	1,316	1,199
Noninterest expenses	4,121	3,886	4,142	3,705	3,822	4,388	3,249	3,074

Income before taxes	2,129	2,000	1,671	1,599	1,214	2,140	1,731	1,580
Income tax expense	533	486	255	325	188	615	480	380

Net income	$1,596	$1,514	$1,416	$1,274	$1,026	$1,525	$1,251	$1,200

Earnings per share:
Basic	0.42	0.39	0.36	0.35	0.29	0.44	0.36	0.34
Diluted	0.41	0.38	0.35	0.34	0.28	0.41	0.34	0.33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Community Capital Corporation
Employee Stock Ownership Plan
Greenwood, South Carolina

We have audited the accompanying statements of net assets available for benefits of Community Capital Corporation Employee Stock Ownership Plan as of December 31, 2004 and 2003, and the related statement of changes in net assets available for benefits for the year ended December 31, 2004. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Community Capital Corporation Employee Stock Ownership Plan as of December 31, 2004 and 2003, and the changes in net assets available for benefits for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

Elliott Davis, LLC
Columbia, South Carolina
March 11, 2005

COMMUNITY CAPITAL CORPORATION
EMPLOYEE STOCK OWNERSHIP PLAN

Statements of Net Assets Available for Benefits

	December 31,
	2004	2003
Assets:
Receivables
Employer contributions	$9,229	$8,721
Employee contributions	16,508	15,856

Total receivables	25,737	24,577

Investments, at fair value
Community Capital Corporation common stock	3,890,362	3,000,446
Mutual funds	2,687,063	1,233,479
Participant loans	33,616	29,882

Total investments	6,611,041	4,263,807

Net assets available for benefits	$6,636,778	$4,288,384

COMMUNITY CAPITAL CORPORATION
EMPLOYEE STOCK OWNERSHIP PLAN

Statement of Changes in Net Assets Available for Benefits
For the year ended December 31, 2004

Additions to net assets attributed to:
Employer contributions	$259,876
Employee contributions	484,065
Other	12,932

Total contributions	756,873

Transfer from another plan	759,736

Net earnings and appreciation in fair value of investments	1,015,934

Total additions	2,532,543

Deductions from net assets attributed to:
Distributions paid to participants	160,974
Administrative expenses	23,175

Total deductions	184,149

Net increase	2,348,394

Net assets available for benefits:
Beginning of year	4,288,384

End of year	$6,636,778

COMMUNITY CAPITAL CORPORATION
EMPLOYEE STOCK OWNERSHIP PLAN

Notes to Financial Statements

NOTE 1 – DESCRIPTION OF THE PLAN

Community Capital Corporation (the Company) established the Community Capital Corporation Employee Stock Ownership Plan (with 401(k) Provision) (the Plan) effective as of January 1, 1991 and serves as administrator to the Plan. The Plan operates as a nonleveraged employee stock ownership plan (ESOP) that allows for salary-deferral contributions by the Company’s employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Plan is designed to comply with Section 4975(e)(7) and the regulations thereunder of the Internal Revenue Code and is subject to the applicable provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA). The following description of Community Capital Corporation Employee Stock Ownership Plan (with Code Section 401(k) Provisions) provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan’s provisions.

General – The Plan is a defined contribution plan covering all employees of the Company. Employees can enter the Plan at the beginning of the month following start of employment.

Participant’s Salary Reduction Election – Each participant may elect to defer up to 20% of his or her compensation as defined by the Plan, subject to certain Internal Revenue Code (IRC) limitations.

Employer Contributions – For each plan year, the Company may make contributions to accounts of eligible participants, including the following:

•	A matching contribution equal to 75% of the salary reduction election of each participant limited to 6% of the participant’s compensation.

•	A discretionary contribution on behalf of each non-highly compensated participant equal to a uniform percentage of each participant’s compensation. The exact percentage, if any, will be determined by the Company.

•	As necessary, the amount required to provide the top heavy minimum contribution.

Participant Accounts – Each Participant’s account is credited with the participant’s salary reduction election, allocations of the Company’s matching contribution and discretionary contribution (if any), plan earnings, and forfeitures of terminated participants’ nonvested accounts, if applicable. A participant must be employed by the Company on the last day of the Plan year and complete 1,000 hours to be eligible to receive an allocation of discretionary contributions.

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

Investment Options – The Plan currently offers eleven mutual funds and the Company’s common stock as investment options for participants. Participants direct the investment of their contributions into various investment options offered by the Plan. The matching Company contribution is invested directly in Community Capital common stock and must remain invested in Community Capital common stock until the participant has completed ten years of service and attained age fifty-five, at which time a portion of the account attributable to Community Capital common stock can be transferred to other investments options.

Participant Loans – The Trustee may, in the Trustee’s discretion, make loans to participants and beneficiaries under the following circumstances: (1) loans shall be made available to all participants and beneficiaries on a reasonably equivalent basis; (2) loans shall not be made available to highly compensated employees in an amount greater than the amount made available to other participants and beneficiaries; (3) loans shall bear a reasonable rate of interest; (4) loans shall be adequately secured; (5) loans shall provide for periodic repayment over a reasonable period of time; and (6) loans shall only be available in the event of hardship or financial necessity.

COMMUNITY CAPITAL CORPORATION
EMPLOYEE STOCK OWNERSHIP PLAN

Notes to Financial Statements

NOTE 1 – DESCRIPTION OF THE PLAN – continued

Payment of Benefits – On termination of service due to death, disability or retirement, a participant may elect to receive either one lump-sum payment, or payments over a period of monthly, quarterly, semiannual, or annual installments. Distributions are made in cash, or, if a participant elects in the form of Company common shares plus cash for any fractional share.

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

Plan loans – The Plan may incur acquisition loans to finance the acquisition of the Company’s stock or to repay a prior loan. As of December 31, 2004 and 2003, there were no loans outstanding.

Forfeited Accounts – As of December 31, 2004 and 2003, forfeited non-vested accounts totaled $4,282 and $23,267, respectively. Forfeitures attributable to matching contributions not used by the Plan for payment of Plan expenses will be allocated to participants eligible to share in the Company’s matching contribution in the same proportion that their compensation bears to the total compensation of all such participants. Forfeitures attributable to the Company’s discretionary contribution will be added to any discretionary contribution for the plan year in which such forfeitures occur and allocated among the participant’s accounts in the same manner as any discretionary contribution.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Basis of Presentation – The Plan’s financial statements are prepared using the accrual method of accounting.

Valuation of Investments and Income Recognition – The Plan’s investments are stated at fair value. Shares of mutual funds are valued at quoted market prices which represent the net asset value of shares held by the Plan at year-end. Shares of the Company are valued at fair value, which was the closing quoted price of the Company’s stock as noted by the American Stock Exchange as of the close of business December 31, 2004. Participant loans receivable are valued at cost, which approximates fair value.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Plan to concentrations of credit risk, consist principally of investments in managed funds and in stock of the Company. The Plan’s trustee offers a variety of funds so participants may diversify investments between separate funds in order to limit the amount of credit exposure to any one fund. The underlying assets owned by that fund collateralize each managed fund.

At December 31, 2004 and 2003, the Plan held Community Capital Corporation common stock valued at $3,890,362 and $3,000,446, respectively. Actual common shares held of the Company’s stock were 161,426 and 151,538, respectively. Community Capital Corporation common stock comprised 59 percent and 70 percent of Plan assets at December 31, 2004 and 2002, respectively.

Payment of Benefits – Benefits are recorded when paid.

COMMUNITY CAPITAL CORPORATION
EMPLOYEE STOCK OWNERSHIP PLAN

Notes to Financial Statements

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

NOTE 5 – INVESTMENTS

Investments that represent 5% or more of the Plan’s net assets at December 31, 2004 and 2003 are as follows:

	2004	2003
Investments at fair value as determined by
quoted market prices
Community Capital Corporation common shares	$3,890,362	$3,000,446
Federated Max-Cap	863,466	816,311
Dodge & Cox Stock	511,913	87,883

During 2004, the Plan’s investments (including investments bought, sold, and held during the year) appreciated in value as follows:

	2004	2003
Realized and unrealized gains and losses
including dividends and interest, net
Mutual funds	$747,627	$253,633
Community Capital Corporation common stock	268,307	847,842

	$1,015,934	$1,101,475

NOTE 6 – TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated August 9, 2002, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the “Code”) and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan has been amended since receiving the determination letter. The Plan sponsor has indicated that it will take the necessary steps, if any, to maintain the Plan’s qualified status. Management believes the Plan continues to maintain its qualified status.

NOTE 7 – RELATED PARTY TRANSACTIONS

Certain plan assets are invested with the Company as described in Note 2. This relationship is considered a party-in-interest.

COMMUNITY CAPITAL CORPORATION
EMPLOYEE STOCK OWNERSHIP PLAN

Notes to Financial Statements

NOTE 8 – TRANSFER FROM ANOTHER PLAN

In 2004, the Company acquired Abbeville Capital Corporation and its subsidiary, the Bank of Abbeville. As a result, on May 3, 2004, $758,028 in assets were transferred to the Plan from a qualified plan sponsored by the Bank of Abbeville.

NOTE 9 – RECONCILIATION OF FINANCIAL STATEMENTS TO SCHEDULE H OF FORM 5500

The following is a reconciliation of net assets available for benefits per the financial statements at December 31, 2004 and 2003 to Schedule H of Form 5500:

	2004	2003
Net assets available for benefits per financial statements	$6,636,778	$4,288,384
Employee contributions receivable	-	(15,856)
Employer contributions receivable	-	(8,388)

Net assets available for benefits per Schedule H of Form 5500	$6,636,778	$4,264,140

The following is a reconciliation of contributions received per the financial statements for the year ended December 31, 2004 to Schedule H of Form 5500:

Contributions per the financial statements	$756,873
Employee contributions receivable at December 31, 2003
per the financial statements	8,721
Employer contributions receivable at December 31, 2003
per the financial statements	15,856
Employee contributions receivable at December 31, 2003
per the Form 5500	(333)

Contributions per Schedule H of Form 5500	$781,117

NOTE 10 – PLAN AMENDMENT

The Plan was amended on March 4, 2004 to provide for the immediate and full vesting of Plan participants who previously were employed by The Bank of Abbeville and Abbeville Capital Corporation, which merged with and into the Employer.

Plan 001
EIN 57-0866395
Schedule H, Line 4i – Schedule of Assets Held at End of Year
December 31, 2004

(a)	(b)	(c)	(d)	(e)
Identity of party involved	Identity of issue, borrower, lessor, or similar party	Description of investment including maturity date, rate of interest, collateral, par or maturity value	Cost	Current value
*	Community Capital Corporation	161,425.8224 shares	**	$3,890,362

	Dodge & Cox Stock	3931.1412 shares	**	511,913

	Federated Gov’t Sec 1-3 Yr	5,088.2912 shares	**	53,936

	Federated High Yield Trust	9,324.2164 shares	**	58,090

	Artisan International	5,020.1047 shares	**	111,145

	Federated Kaufmann A	25,291.5683 shares	**	135,563

	Federated Max-Cap	35,315.5806 shares	**	863,466

	Federated Prime Obligation SS	150,642.0700 shares	**	150,642

	Federated Short-Term Income	9,992.4121 shares	**	84,436

	Federated Total Return Bond IS	16,037.1460 shares	**	173,853

	T. Rowe Price Growth Stock	9,344.9635 shares	**	249,230

	Fidelity Low Priced Stock	7,323.9484 shares	**	294,789

*	Participant Loans	5.00 - 6.75 percent	**	33,616

				$6,611,041

*	Indicates a party-in-interest to the Plan.

**	Cost information omitted due to participant-directed plan.

EXHIBIT INDEX

Exhibit Number	Description

2.1[1]	Merger Agreement dated as of October 15, 2003 between Community Capital Corporation and Abbeville Capital Corporation
3.1[2]	Articles of Incorporation of Registrant
3.2[2]	Articles of Amendment to Articles of Incorporation of Registrant (re: Change of Name)
3.3[3]	Bylaws of Registrant
3.4[4]	Amendment to Bylaws dated as of January 16, 2002
3.5[5]	Amendment to Bylaws dated as of September 18, 2002
4.1[6]	Form of Common Stock Certificate. (The rights of security holders of the Registrant are set forth in the Registrant’s Articles of Incorporation and Bylaws included as Exhibits 3.1 through 3.5.)
10.3[2]	*Registrant’s Executive Supplemental Income Plan (Summary) and form of Executive Supplemental Income Agreement
10.4[2]	*Registrant’s Management Incentive Compensation Plans (Summary)
10.6[6]	Lease Agreement With Options dated June 11, 1996 between Robert C. Coleman and the Registrant
10.18[7]	*1997 Stock Incentive Plan, as amended
10.21[8]	*Salary Continuation Agreement between CapitalBank and William G. Stevens dated October 17, 2002
10.22[8]	*Salary Continuation Agreement between CapitalBank and Ralph W. Brewer dated October 17, 2002
10.23[8]	*Split Dollar Agreement between CapitalBank and Ralph W. Brewer dated October 17, 2002
10.24[8]	*Salary Continuation Agreement between CapitalBank and Helen A. Austin dated October 17, 2002
10.25[8]	*Split Dollar Agreement between CapitalBank and Helen A. Austin dated October 17, 2002
10.26[8]	*Salary Continuation Agreement between CapitalBank and James A. Lollis dated October 17, 2002
10.27[8]	*Split Dollar Agreement between CapitalBank and James A. Lollis dated October 17, 2002
10.28[8]	*Salary Continuation between CapitalBank and Taylor T. Stokes dated October 17, 2002
10.29[8]	*Split Dollar Agreement CapitalBank and Taylor T. Stokes dated October 17, 2002
10.30[8]	*Salary Continuation Agreement between CapitalBank and Walter G. Stevens dated October 17, 2002
10.31[8]	*Split Dollar Agreement between CapitalBank and Walter G. Stevens dated October 17, 2002
10.32[8]	*Salary Continuation Agreement between CapitalBank and Sonja Hazel Hughes dated October 17, 2002
10.33[8]	*Salary Continuation Agreement between CapitalBank and Steve O. White dated October 17, 2002
10.36[4]	*Split Dollar Agreement between Greenwood Bank & Trust and S. Hazel Hughes dated November 16, 1998
10.37[9]	Marketing Agreement dated May 21, 2003, by and between CapitalBank and Benefit Coordinators, Inc.
10.38[10]	Letter of Intent dated August 18, 2003 by and among Community Capital Corporation, Abbeville Capital Corporation and The Bank of Abbeville
10.39[7]	*Split Dollar Agreement between CapitalBank and William G. Stevens dated December 31, 2003
10.40[7]	*Split Dollar Agreement between CapitalBank and Steve O. White dated December 31, 2003
10.41[7]	SubLease between CapitalBank and Carolina First dated May 6, 2002
10.42[7]	SubLease between CapitalBank and Jack E. Shaw and Nuevo Latino Investment Company, LLC dated October 1, 2002
10.43[11]	Share Repurchase Agreement between Community Capital Corporation and SunTrust Robinson Humphrey dated August 9, 2004

E-1

10.44[12]	Restricted Stock Agreement
10.45[13]	*2004 Equity Incentive Plan
14[7]	Code of Ethics
21.1[14]	Subsidiaries of the Registrant
23.1	Consent of Elliott Davis, LLC
24.1	Directors’ Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification by William G. Stevens
31.2	Rule 13a-14(a)/15d-14(a) Certification by R. Wesley Brewer
32	Section 1350 Certifications

[1]	Incorporated by reference to Appendix A of the Proxy Statement/Prospectus filed in connection with the Registrant’s Form S-4 on December 12, 2003.
[2]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Form 8-K on August 2, 2004.
[3]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Form 10-K for the fiscal year ended December 31, 2002 and filed on March 31, 2003.
[4]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Form 10-K for the fiscal year ended December 31, 2002 and filed on March 31, 2003.
[5]	Incorporated by reference to Exhibit 3.4 filed in connection with the Registrant’s 10-Q for the quarter ended September 30, 2002 and filed on November 13, 2002.
[6]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Registration Statement on Form S-2 initially filed on December 20, 1996 (File No. 333-18457).
[7]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s 10-K for the fiscal year ended December 31, 2003 and filed on March 26, 2004.
[8]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s 10-Q for the quarter ended September 30, 2002 and filed on November 13, 2002.
[9]	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on May 22, 2003.
[10]	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on August 19, 2003.
[11]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on August 12, 2004.
[12]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and filed on November 9, 2004.
[13]	Incorporated by reference to Appendix A of Amendment No. 1 to the Registrant’s Proxy Statement filed on April 26, 2004.
[14]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s 10-K for the fiscal year ended December 31, 2001 and filed on March 28, 2002.

* Management contract or compensation plan or arrangement.

E-2