Form 10-Q
period 2005-03-31
COMMUNITY CAPITAL CORP /SC/
filed 2005-05-11
CIK 832847

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005 or

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

3,875,867 shares of common stock, $1.00 par value, as of April 25, 2005

COMMUNITY CAPITAL CORPORATION

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Balance Sheets

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	March 31, 2005	December 31, 2004

(Dollars in thousands)	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$11,549	$9,053
Interest-bearing deposit accounts	324	75
Fed funds sold	5,839	-

Total cash and cash equivalents	17,712	9,128

Securities:
Securities available-for-sale	72,117	71,119
Securities held-to-maturity (estimated fair value of $448
at March 31, 2005 and $455 at December 31, 2004)	425	425
Nonmarketable equity securities	5,238	6,052

Total securities	77,780	77,596

Loans held for sale	1,785	1,256

Loans receivable	428,192	425,628
Less allowance for loan losses	(5,875)	(5,808)

Loans, net	422,317	419,820

Premises and equipment, net	12,687	12,544
Accrued interest receivable	2,148	2,136
Intangible assets	11,291	11,107
Cash surrender value of life insurance	13,026	12,900
Other assets	2,887	2,599

Total assets	$561,633	$549,086

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$50,880	$45,504
Interest-bearing	389,212	334,853

Total deposits	440,092	380,357
Federal funds purchased and securities sold
under agreements to repurchase	17,049	43,978
Advances from the Federal Home Loan Bank	45,300	66,325
Obligations under capital leases	134	181
Accrued interest payable	1,032	736
Other liabilities	2,413	2,406

Total liabilities	506,020	493,983

Shareholders’ Equity
Common stock, $1.00 par value; 10,000,000 shares authorized,
4,713,233 and 4,660,944 shares issued and outstanding
at March 31, 2005 and December 31, 2004, respectively	4,713	4,661
Nonvested restricted stock	(824)	(183)
Capital surplus	46,645	45,751
Accumulated other comprehensive income	149	785
Retained earnings	17,605	16,653
Treasury stock at cost; 837,366 and 832,566 shares at March 31, 2005
and December 31, 2004, respectively	(12,675)	(12,564)

Total shareholders’ equity	55,613	55,103

Total liabilities and shareholders’ equity	$561,633	$549,086

See notes to condensed consolidated financial statements.

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except per share)	Three Months Ended March 31,

	2005	2004

Interest income:
Loans, including fees	$6,296	$4,972
Investment securities:
Taxable	387	297
Tax-exempt	336	305
Nonmarketable equity securities	59	33
Other interest income	10	5

Total	7,088	5,612

Interest expense:
Deposits	1,803	1,089
Federal Home Loan Bank advances	399	231
Other interest expense	148	84

Total	2,350	1,404

Net interest income	4,738	4,208
Provision for loan losses	100	100

Net interest income after provision for loan losses	4,638	4,108

Noninterest income:
Service charges on deposit accounts	730	567
Residential mortgage origination fees	178	230
Commissions from sales of mutual funds	39	53
Income from fiduciary activities	206	125
Gain on sales of securities available-for-sale	21	-
Other operating income	322	221

Total	1,496	1,196

Noninterest expenses:
Salaries and employee benefits	2,327	2,081
Net occupancy expense	246	223
Amortization of intangible assets	131	103
Furniture and equipment expense	231	213
Other operating expenses	1,130	1,085

Total	4,065	3,705

Income before income taxes	2,069	1,599
Income tax provision	536	325

Net income	$1,533	$1,274

Basic net income per share	$0.40	$0.35
Diluted net income per share	$0.39	$0.34

See notes to condensed consolidated financial statements.

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
for the three months ended March 31, 2005 and 2004
(Unaudited)

(Dollars in thousands)	Common Stock		Nonvested Restricted	Capital	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Stock	Surplus	Earnings	Income	Stock	Total

Balance
December 31, 2003	4,175,919	$4,176	$-	$37,375	$12,791	$869	$(9,678)	$45,533

Net income	-	-	-	-	1,274	-	-	1,274

Other
comprehensive
income, net of tax	-	-	-	-	-	777	-	777

Comprehensive
income	-	-	-	-	-	-	-	47,584

Exercise of stock options	47,666	48	-	473	-	-	-	521

Abbeville Capital
Corporation Merger
Consideration	371,695	372	-	7,240	-	-	-	7,612

Dividends paid
($0.12 per share)	-	-	-	-	(421)	-	-	(421)

Balance,
March 31, 2004	4,595,280	$4,596	$-	$45,088	$13,644	$1,646	$(9,678)	$55,296

Balance,
December 31, 2004	4,660,944	$4,661	$(183)	$45,751	$16,653	$785	$(12,564)	$55,103

Net income	-	-	-	-	1,533	-	-	1,533

Other
comprehensive
income, net of tax	-	-	-	-	-	(636)	-	(636)

Comprehensive
income	-	-	-	-	-	-	-	56,000

Exercise of stock options	21,689	21	-	221	-	-	-	242

Issuance of restricted stock	30,600	31	(704)	673	-	-	-	-

Amortization of deferred
compensation on
restricted stock	-	-	63	-	-	-	-	63

Dividends paid
($0.15 per share)	-	-	-	-	(581)	-	-	(581)

Purchase of treasury
stock (4,800 shares)	-	-	-	-	-	-	(111)	(111)

Balance,
March 31, 2005	4,713,233	$4,713	$(824)	$46,645	$17,605	$149	$(12,675)	$55,613

See notes to condensed consolidated financial statements.

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net income	$1,533	$1,274
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	217	199
Provision for possible loan losses	100	100
Amortization of intangible assets	131	103
Amortization less accretion on investments	6	4
Amortization of deferred loan costs	188	74
Amortization of deferred compensation on restricted stock	63	-
Gains on sales of securities available-for-sale	(21)	-
Loss on sale of other real estate	18	31
Disbursements for mortgages held for sale	(7,341)	(9,683)
Proceeds of sales of residential mortgages	6,812	8,823
Increase in interest receivable	(12)	(429)
Increase in interest payable	296	144
(Increase) decrease in other assets	(455)	539
Decrease in other liabilities	(40)	(1,138)

Net cash provided by operating activities	1,495	41

Cash flows from investing activities:
Net increase in loans to customers	(2,814)	(11,830)
Purchases of securities available-for-sale	(4,005)	(15,958)
Proceeds from maturities and sales of securities available-for-sale	2,057	4,494
Purchases of nonmarketable equity securities	(132)	(468)
Proceeds from sales of nonmarketable equity securities	946	112
Proceeds from sales of other real estate	66	55
Purchases of premises and equipment	(370)	(549)
Proceeds from sales of premises and equipment	10	-
Net assets acquired in bank acquisition	-	11,498

Net cash used by investing activities	(4,242)	(12,646)

Cash flows from financing activities:
Net increase in deposit accounts	59,735	14,014
Net decrease in federal funds purchased and repos	(26,929)	(3,641)
Repayments of Federal Home Loan Bank borrowings	(21,025)	(36)
Dividends paid	(581)	(421)
Proceeds from exercise of stock options	242	520
Purchase of treasury stock	(111)	-

Net cash provided by financing activities	11,331	10,436

Net increase (decrease) in cash and cash equivalents	8,584	(2,169)

Cash and cash equivalents, beginning of period	9,128	16,934

Cash and cash equivalents, end of period	$17,712	$14,765

See notes to condensed consolidated financial statements.

COMMUNITY CAPITAL CORPORATION

Note 1 – Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2005 and for the interim periods ended March 31, 2005 and 2004 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in our 2004 Annual Report.

Note 2 – Acquisitions

On March 5, 2004, we acquired 100 percent of the outstanding shares of Abbeville Capital Corporation, the parent company of The Bank of Abbeville. The Bank of Abbeville became a branch of CapitalBank, our wholly owned banking subsidiary. The acquisition allowed us to expand strategically our operations into a contiguous market in which we had no full-service branch facilities.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed March 5, 2004.

(Dollars in thousands)

Cash and cash equivalents	$4,164
Federal funds sold	14,291
Investment securities	17,163
Loans, net of allowance	35,335
Premises and equipment	979
Core deposit intangible asset	927
Goodwill	7,039
Other assets	2,336

Total assets acquired	82,234

Deposits	52,674
Advances from the Federal Home Loan Bank	3,091
Other liabilities	10,956

Total liabilities assumed	66,721

Net assets acquired	$15,513

COMMUNITY CAPITAL CORPORATION

Note 3 – Supplemental Cash Flow Information

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
Cash paid during the period for:
Income taxes	$306	$8
Interest	2,054	1,260

Note 4 - Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us were $45,300,000 as of March 31, 2005. Of this amount, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
05/14/07	2.29% - fixed, callable 05/16/05	$15,000
09/05/08	3.03% - fixed, callable 09/05/06	5,400
09/29/08	1.86% - fixed, callable 09/25/05	6,500
02/02/09	4.95% - fixed	400
03/17/10	5.92% - fixed, callable 06/17/05	5,000
03/14/13	3.00% - adjustable on 06/14/05	10,000

		$42,300

Note 5 – Shareholders’ Equity

During the first three months of 2005, there were 21,689 options exercised by our employees and directors with total proceeds of $242,000 at an average exercise price of $11.16. On January 19, 2005, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on March 4, 2005. We issued 30,600 shares of restricted stock on January 21, 2005 at a price of $23.00 per share. The shares cliff vest in three years and are fully vested on January 21, 2008. We purchased 4,800 shares during the first three months of 2005 through a previously announced stock buyback program, with total proceeds of $111,000 at an average price of $23.05.

COMMUNITY CAPITAL CORPORATION

Note 6 – Stock-Based Compensation

We have a stock-based employee compensation plan that is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. We grant stock options and restricted stock to eligible employees. The stock option awards are generally for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We recognize compensation expense related to its restricted stock grants based on the fair value of the shares awarded on the date that the shares are awarded. The fair value of the grants are amortized over the vesting period. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months ended March 31,
(Dollars in thousands, except for per share data)	2005	2004

Net income, as reported	$1,533	$1,274
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	-	(5)

Pro forma net income	$1,533	$1,269

Earnings per share:
Basic - as reported	$0.40	$0.35

Basic - pro forma	$0.40	$0.35

Diluted - as reported	$0.39	$0.34

Diluted - pro forma	$0.39	$0.34

COMMUNITY CAPITAL CORPORATION

Note 7 – Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

	Three Months Ended March 31, 2005
(Dollars in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,533	3,830,185	$0.40

Effect of dilutive securities
Stock options	-	98,985
Unvested restricted stock	-	30,631

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$1,533	3,959,801	$0.39

	Three Months Ended March 31, 2004
(Dollars in thousands, except per share)	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,274	3,612,777	$0.35

Effect of dilutive securities
Stock options	-	138,838

Diluted earnings per share
Income available to common shareholders
plus assumed conversions	$1,274	3,751,615	$0.34

COMMUNITY CAPITAL CORPORATION

Note 8 – Comprehensive Income

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects:

	Three Months Ended March 31, 2005
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(944)	$322	$(622)
Less: reclassification adjustment for gains realized
in net income	(21)	7	(14)

Net unrealized gains (losses) on securities	(965)	329	(636)

Other comprehensive loss	$(965)	$329	$(636)

	Three Months Ended March 31, 2004
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,177	$(400)	$777
Less: reclassification adjustment for gains realized
in net income	-	-	-

Net unrealized gains (losses) on securities	1,177	(400)	777

Other comprehensive income	$1,177	$(400)	$777

COMMUNITY CAPITAL CORPORATION

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2005 compared to December 31, 2004 and the results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Please read these comments in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the three months ended March 31, 2005, net interest income, the major component of our net income, was $4,738,000 compared to $4,208,000 for the same period of 2004, an increase of $530,000 or 12.60%. The average rate realized on interest-earning assets increased to 5.78% from 5.73%, while the average rate paid on interest-bearing liabilities increased to 2.12% from 1.57% for the three month periods ended March 31, 2005 and 2004, respectively.

The net interest spread and net interest margin were 3.66% and 3.90%, respectively, for the three-month period ended March 31, 2005, compared to 4.16% and 4.31% for the three month period ended March 31, 2004.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for loan losses at an adequate level. For the three months ended March 31, 2005 and 2004, the provision was $100,000 and $100,000, respectively. Our nonperforming and impaired loans totaled $2,348,000 at March 31, 2005 compared to $1,779,000 at March 31, 2004. Criticized and classified loans have decreased from $13,898,000 at March 31, 2004 to $11,136,000 at March 31, 2005. The allowance for loan losses was 1.37% of total loans at March 31, 2005, as compared to 1.34% at March 31, 2004.

Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at March 31, 2005 to meet presently known and inherent risks in the loan portfolio.

Noninterest Income

Total noninterest income for the three months ended March 31, 2005 was $1,496,000, an increase of $300,000, or 25.08%, compared to $1,196,000 for the three months ended March 31, 2004.

Service charges on deposit accounts increased $163,000 or 28.75% from $567,000 for the three months ended March 31, 2004 to $730,000 for the three months ended March 31, 2005. The increase is mainly due to the increase in deposit accounts as a result of our merger with Abbeville Capital Corporation in March, 2004. Residential mortgage origination fees decreased $52,000 or 22.61% from $230,000 to $178,000 for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. The decline in mortgage fees was a result of increased market rates which reduced our volume of mortgage refinancings. Commissions from the sales of mutual funds decreased $14,000, or 26.42%, to $39,000 for the three months ended March 31, 2005 compared to $53,000 for the three months ended March 31, 2004. Income from our fiduciary activities increased $81,000, or 64.80%, to $206,000 for the three months ended March 31, 2005 compared to $125,000 for the three months ended March 31, 2004. The increase is primarily a result of our continuing successful efforts to expand assets under management in our wealth management group. Other operating income increased $101,000, or 45.70% to $322,000 for the three months ended March 31, 2005 from $221,000 for the three months ended March 31, 2004. This increase is primarily due to an increase of income realized on Bank Owned Life Insurance (BOLI) that was acquired through our merger with Abbeville Capital Corporation in March, 2004. Also included in noninterest income is the gain of $21,000 on the sale of securities available for sale in the first quarter of 2005 compared to no gains during the same period in 2004.

COMMUNITY CAPITAL CORPORATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Noninterest Expense

Total noninterest expense for the first three months of 2005 was $4,065,000, an increase of $360,000, or 9.72%, when compared to the first three months of 2004.

The primary component of noninterest expense is salaries and benefits, which increased to $2,327,000, or 11.82% for the three month period ended March 31, 2005 compared to $2,081,000 for the three months ended March 31, 2004. The amortization of intangible assets increased $28,000 or 27.18% to $131,000 for the three months ended March 31, 2005 from $103,000 for the same period in 2004. This increase is due solely to the increase in core deposit intangibles related to the Abbeville merger.

Income Taxes

For the three months ended March 31, 2005 and 2004, the effective income tax rate was 25.91% and 20.33%, respectively, and the income tax provision was $536,000 and $325,000, respectively.

Net Income

The combination of the above factors resulted in net income of $1,533,000 for the three months ended March 31, 2005 compared to $1,274,000 for the comparable period in 2004. This was an increase of $259,000 or 20.33% over the prior year.

Assets and Liabilities

During the first three months of 2005, total assets increased $12,547,000, or 2.29%, to $561,633,000 when compared to $549,086,000 at December 31, 2004. Total loans increased $2,564,000, or 0.60% to $428,192,000 at March 31, 2005 when compared to $425,628,000 at December 31, 2004. Total securities increased $184,000, or 0.24%, to $77,780,000 at March 31, 2005. On the liability side, total deposits increased $59,735,000, or 15.70%, to $440,092,000 at March 31, 2005 from $380,357,000 at December 31, 2004. During a limited time in January, 2005, CapitalBank offered a 13-month certificate of deposit special in an effort to reduce reliance on overnight funding in an environment where short term rates were increasing rapidly. The total dollars generated with the special were approximately $50,104,000. The increase in deposits allowed us to payoff our daily rate credit with Federal Home Loan Bank and our federal funds purchased position. Additionally, total cash and cash equivalents, which include federal funds sold, increased $8,584,000, or 94.04% to $17,712,000 at March 31, 2005 compared to $9,128,000 at December 31, 2004, which was also a result of funds generated through the certificate of deposit special.

Investment Securities

Investment securities increased $184,000 or 0.24% during the three month period ended March 31, 2005. Securities available for sale increased $998,000 or 1.40% during the first quarter, which was offset by a decrease in nonmarketable equity securities of $814,000, or 13.45% during the three month period ended March 31, 2005.

COMMUNITY CAPITAL CORPORATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Loans

Loans receivable increased $2,564,000, or 0.60%, since December 31, 2004. The largest increase was in real estate construction, which increased $9,314,000, or 19.31%, to $57,537,000 at March 31, 2005. Home equity loans increased $2,111,000, or 5.37%, to $41,408,000 at March 31, 2005. Commercial and agricultural loans decreased $6,416,000, or 14.18% to $38,806,000 at March 31, 2005. Balances within the major loan receivable categories as of March 31, 2005 and December 31, 2004 are as follows:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Commercial and agricultural	$38,806	$45,222
Real estate - construction	57,537	48,223
Real estate - mortgage and commercial	267,480	268,383
Home equity	41,408	39,297
Consumer, installment	21,319	22,912
Consumer, credit card and checking	1,642	1,591

	$428,192	$425,628

Risk Elements in the Loan Portfolio

We incorporate by reference under this heading the disclosures under the heading “Provision and Allowance for Loan Losses” under this Item 2 of Part I.

The following is a summary of risk elements in the loan portfolio:

	March 31,
(Dollars in thousands)	2005	2004
Loans:
Nonaccrual and impaired loans	$2,220	$1,767
Accruing loans more than 90 days past due	$128	$12

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:

Criticized	$4,163	$8,592
Classified	$6,973	$5,306

COMMUNITY CAPITAL CORPORATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Activity in the Allowance for Loan Losses is as follows:

	March 31,
(Dollars in thousands)	2005	2004
Balance, January 1,	$5,808	$4,584
Allowance acquired through acquisition	-	432
Provision for loan losses for the period	100	100
Charge-offs	(50)	(140)
Recoveries	17	29

Balance, end of period	$5,875	$5,005

Gross loans outstanding, end of period	$428,192	$373,555

Allowance for loan losses to loans outstanding	1.37%	1.34%

The following is a summary of information pertaining to impaired loans:

	March 31,
(Dollars in thousands)	2005	2004
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	2,220	-

Total impaired loans	$2,220	$-

Valuation allowance related to impaired loans	$492	$-

	March 31,
(Dollars in thousands)	2005	2004
Average investment in impaired loans	$2,370	$-

Interest income recognized on impaired loans	$24	$-

Interest income recognized on a cash basis on impaired loans	$24	$-

COMMUNITY CAPITAL CORPORATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Premises and Equipment

Purchases of fixed assets during the first quarter of 2005 totaled $370,000. Total fixed assets, net of depreciation, increased $143,000 during the first three months of 2005.

Deposits

Total deposits increased $59,735,000, or 15.70%, to $440,092,000 at March 31, 2005 from $380,357,000 at December 31, 2004. Expressed in percentages, noninterest-bearing deposits increased 11.81% from $45,504,000 at December 31, 2004 to $50,880,000 at March 31, 2005, and interest-bearing deposits increased 16.23% from $334,853,000 at December 31, 2004 to $389,212,000 at March 31, 2005. During a limited time in January, 2005, CapitalBank offered a 13-month certificate of deposit special in an effort to reduce reliance on overnight funding in an environment where short term rates were increasing rapidly. The total dollars generated with the special were approximately $50,104,000. The accounts required balances of a minimum of $10,000 and will pay interest of 3.99%.

Balances within the major deposit categories as of March 31, 2005 and December 31, 2004 are as follows:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Noninterest-bearing demand deposits	$50,880	$45,504
Interest-bearing demand deposits	69,634	72,934
Money market accounts	98,915	82,872
Savings deposits	39,741	36,522
Certificates of deposit	180,922	142,525

	$440,092	$380,357

COMMUNITY CAPITAL CORPORATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us decreased $21,025,000 to $45,300,000 as of March 31, 2005 compared to $66,325,000 at December 31, 2004. The decrease was primarily the result of paying off our daily rate credit in the amount of $21,000,000 during January 2005. The funds utilized to decrease the borrowings were generated through a certificate of deposit special that we offered during a limited time in January 2005, in an effort to reduce reliance on overnight funding in an environment where short term rates were increasing rapidly. Of the $45,300,000 in advances with Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
05/14/07	2.29% - fixed, callable 05/16/05	$15,000
09/05/08	3.03% - fixed, callable 09/05/06	5,400
09/29/08	1.86% - fixed, callable 09/25/05	6,500
02/02/09	4.95% - fixed	400
03/17/10	5.92% - fixed, callable 06/17/05	5,000
03/14/13	3.00% - adjustable on 06/14/05	10,000

		$42,300

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

The following table summarizes our capital ratios and the regulatory minimum requirements at March 31, 2005:

	Tier 1 Risk-based	Total Risk-based	Tier 1 Leverage
Actual ratio:
Community Capital Corporation	10.13%	11.38%	8.11%
CapitalBank	9.81%	11.06%	7.86%

Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

COMMUNITY CAPITAL CORPORATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Liquidity and Capital Resources

Shareholders’ equity was increased by the $242,000 in proceeds from the exercise of stock options and net income of $1,533,000. Due to changes in the market rates of interest, the fair value of our securities available-for-sale decreased, which had the effect of decreasing shareholders’ equity by $636,000, net of the deferred taxes, for the three months ended March 31, 2005 when compared to December 31, 2004. Total equity was reduced by cash dividends paid, which totaled $581,000 and also by the $111,000 paid for treasury stock during the three months ended March 31, 2005.

For the near term, maturities and sales of securities available-for-sale are expected to be a source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities. We also expect to build our deposit base. Advances from the Federal Home Loan Bank and the Bankers Bank will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $95,000,000 in advances under the terms of our agreement with the Federal Home Loan Bank. Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term. However, we have approximately $62,000,000 of unused lines of credit to purchase federal funds.

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period. At March 31, 2005, we had issued commitments to extend credit of $67,036,000 and standby letters of credit of $1,686,000 through various types of commercial lending arrangements. Approximately $53,700,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2005.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$3,149	$1,908	$19,225	$24,282	$42,754	$67,036

Standby letters of credit	73	10	1,520	1,603	83	1,686

Totals	$3,222	$1,918	$20,745	$25,885	$42,837	$68,722

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004 as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates, which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between Statement No.123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123R.

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

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position (“FSP”), FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1.” The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company’s financial position or results of operations.

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This stability is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At March 31, 2005, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $157,183,000. This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts, and NOW accounts, which totaled $307,377,000 at March 31, 2005.

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

Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report

COMMUNITY CAPITAL CORPORATION

Item 4. Controls and Procedures – continued

financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

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

Item 2. Issuer Repurchase Table

The following table provides information with respect to any purchase made by us or on our behalf or any “affiliated purchaser”, as defined in 17 C.F.R. § 240.10b-18(a)(3), of shares of any class of our equity securities that is registered by us pursuant to section 12 of the Exchange Act:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2005 through January 30, 2005	3,000	$23.05	3,000	66,956
February 1, 2005 through February 28, 2005	1,800	$23.05	1,800	65,156
March 1, 2005 through March 31, 2005	-	-	-	65,156
Total	4,800	$23.05	4,800	65,156

COMMUNITY CAPITAL CORPORATION

Item 5. Other Information

On January 19, 2005 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.15 per share of common stock, which dividend was paid on March 4, 2005 to holders of record as of the close of business on February 18, 2005.

Item 6. Exhibits And Reports on Form 8-K

(a)	Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Date Filed or Furnished	Item Number	Description

January 19, 2005	2.02, 7.01, 9.01	Reporting earnings for the period ending December 31, 2004

April 12, 2005	1.01, 9.01	Announcing an agreement for a stock buyback program contemplating Rule 10b5-1 of the Securities and Exchange Act of 1934

April 20, 2005	2.02, 7.01, 9.01	Reporting earnings for the period ending March 31, 2005

COMMUNITY CAPITAL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2005	By:	/s/ WILLIAM G. STEVENS
William G. Stevens President & Chief Executive Officer

Date: May 10, 2005	By:	/s/ R. WESLEY BREWER
R. Wesley Brewer Chief Financial Officer