Form 10-Q
period 2005-06-30
COMMUNITY CAPITAL CORP /SC/
filed 2005-08-11
CIK 832847

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005 or

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

YES [   ]    NO [X]

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
3,842,944 shares of common stock, $1.00 par value, as of August 4, 2005

COMMUNITY CAPITAL CORPORATION

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Balance Sheets
PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements
(Dollars in thousands)	June 30, 2005	December 31, 2004
Assets	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$13,695	$9,053
Interest-bearing deposit accounts	106	75
Total cash and cash equivalents	13,801	9,128

Securities:
Securities available-for-sale	75,041	71,119
Securities held-to-maturity (estimated fair value of $446 at June 30, 2005 and $455 at December 31, 2004)	425	425
Nonmarketable equity securities	5,911	6,052
Total securities	81,377	77,596

Loans held for sale	2,426	1,256

Loans receivable	441,373	425,628
Less allowance for loan losses	(5,968)	(5,808)
Loans, net	435,405	419,820

Premises and equipment, net	12,973	12,544
Accrued interest receivable	2,582	2,136
Intangible assets	11,175	11,107
Cash surrender value of life insurance	13,152	12,900
Other assets	3,368	2,599
Total assets	$576,259	$549,086

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$58,478	$45,504
Interest-bearing	374,216	334,853
Total deposits	432,694	380,357

Federal funds purchased and securities sold under agreements to repurchase	22,269	43,978
Advances from the Federal Home Loan Bank	60,275	66,325
Obligations under capital leases	85	181
Accrued interest payable	1,045	736
Other liabilities	2,960	2,406
Total liabilities	519,328	493,983

Shareholders’ Equity
Common stock, $1.00 par value; 10,000,000 shares authorized, 4,743,966 and 4,660,944 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	4,744	4,661
Nonvested restricted stock	(748)	(183)
Capital surplus	46,857	45,751
Accumulated other comprehensive income	378	785
Retained earnings	18,656	16,653
Treasury stock at cost; 850,016 and 832,566 shares at June 30, 2005 and December 31, 2004, respectively	(12,956)	(12,564)
Total shareholders’ equity	56,931	55,103
Total liabilities and shareholders’ equity	$576,259	$549,086

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans, including fees	$12,977	$10,478	$6,681	$5,506
Investment securities:
Taxable	805	674	418	377
Tax-exempt	665	665	329	360
Nonmarketable equity securities	120	70	61	37
Other interest income	22	5	12	-
Total	14,589	11,892	7,501	6,280

Interest expense:
Deposits	3,833	2,215	2,030	1,126
Federal Home Loan Bank advances	808	495	409	264
Other interest expense	304	182	156	98
Total	4,945	2,892	2,595	1,488

Net interest income	9,644	9,000	4,906	4,792
Provision for loan losses	200	550	100	450
Net interest income after provision for loan losses	9,444	8,450	4,806	4,342

Other operating income:
Service charges on deposit accounts	1,523	1,267	793	700
Residential mortgage origination fees	399	498	221	268
Commissions from sales of mutual funds	93	148	54	95
Income from fiduciary activities	410	272	204	147
Gain on sales of securities available-for-sale	-	5	-	5
Gain on sale of fixed assets	124	-	124	-
Other operating income	647	478	325	257
Total	3,196	2,668	1,721	1,472

Other operating expenses:
Salaries and employee benefits	4,811	4,333	2,484	2,263
Net occupancy expense	480	447	234	225
Amortization of intangible assets	258	236	127	133
Furniture and equipment expense	471	434	240	220
Loss on sales of securities available-for-sale	86	-	107	-
Loss on sale of fixed assets	-	9	-	9
Other operating expenses	2,428	2,389	1,298	1,293
Total	8,534	7,848	4,490	4,143

Income before income taxes	4,106	3,270	2,037	1,671
Income tax provision	944	580	408	255

Net income	$3,162	$2,690	$1,629	$1,416

Basic net income per share	$0.82	$0.71	$0.42	$0.36
Diluted net income per share	$0.80	$0.69	$0.41	$0.35

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the six months ended June 30, 2005 and 2004
(Unaudited)

(Dollars in thousands)	Common Stock		Nonvested Restricted Stock	Capital Surplus	Retained Earnings	Accumulated Other Compre-hensive Income	Treasury Stock	Total
	Shares	Amount

Balance, December 31, 2003	4,175,919	$4,176	$-	$37,375	$12,791	$869	$(9,678)	$45,533

Net income					2,690			2,690

Other comprehensive loss, net of tax						(1,165)		(1,165)

Comprehensive income								1,525

Exercise of stock options	93,636	93		849				942

Abbeville Capital Corporation Merger Consideration	371,695	372		7,241				7,613

Dividends paid ($0.25 per share)					(930)			(930)

Balance, June 30, 2004	4,641,250	$4,641	$-	$45,465	$14,551	$(296)	$(9,678)	$54,683

Balance, December 31, 2004	4,660,944	$4,661	$(183)	$45,751	$16,653	$785	$(12,564)	$55,103

Net income					3,162			3,162

Other comprehensive loss, net of tax						(407)		(407)

Comprehensive income								2,755

Exercise of stock options	52,422	52		433				485

Issuance of restricted stock	30,600	31	(704)	673				-

Amortization of deferred compensation on restricted stock			139					139

Dividends paid ($0.30 per share)					(1,159)			(1,159)

Purchase of treasury stock (17,450 shares)							(392)	(392)

Balance, June 30, 2005	4,743,966	$4,744	$(748)	$46,857	$18,656	$378	$(12,956)	$56,931

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,162	$2,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	430	412
Provision for possible loan losses	200	550
Amortization of intangible assets	259	124
Amortization less accretion on investments	9	8
Amortization of deferred loan costs	431	184
Amortization of deferred compensation on restricted stock	139	-
(Gains) losses on sales of securities available-for-sale	86	(5)
Loss on sale of other real estate	30	31
(Gain) loss on sale of fixed assets	(124)	9
Disbursements for mortgages held for sale	(16,793)	(21,104)
Proceeds of sales of residential mortgages	15,623	20,139
Increase in interest receivable	(446)	(533)
Increase in interest payable	309	199
(Increase) decrease in other assets	(1,139)	363
Increase (decrease) in other liabilities	457	(769)
Net cash provided by operating activities	2,633	2,298

Cash flows from investing activities:
Net increase in loans to customers	(16,314)	(38,231)
Purchases of securities available-for-sale	(17,396)	(28,289)
Proceeds from maturities and sales of securities available-for-sale	12,763	14,412
Purchases of nonmarketable equity securities	(805)	(2,616)
Proceeds from sales of nonmarketable equity securities	946	488
Proceeds from sales of other real estate	68	55
Purchases of premises and equipment	(1,278)	(2,172)
Proceeds from sales of premises and equipment	543	472
Net assets acquired in bank acquisition	-	11,247
Net cash used by investing activities	(21,473)	(44,634)

Cash flows from financing activities:
Net increase in deposit accounts	52,338	11,789
Net increase (decrease) in federal funds purchased and repos	(21,709)	17,290
Advances of Federal Home Loan Bank borrowings	45,000	20,000
Repayments of Federal Home Loan Bank borrowings	(51,050)	(5,096)
Dividends paid	(1,159)	(930)
Proceeds from exercise of stock options	485	942
Purchase of treasury stock	(392)	-
Net cash provided by financing activities	23,513	43,995

Net increase in cash and cash equivalents	4,673	1,659

Cash and cash equivalents, beginning of period	9,128	16,934

Cash and cash equivalents, end of period	$13,801	$18,593

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2005 and for the interim periods ended June 30, 2005 and 2004 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in our 2004 Annual Report.

Note 2 - Acquisitions

On March 5, 2004, we acquired 100 percent of the outstanding shares of Abbeville Capital Corporation, the parent company of The Bank of Abbeville. The Bank of Abbeville became a branch of CapitalBank, our wholly owned banking subsidiary. The acquisition allowed us to expand strategically our operations into a contiguous market in which we had no full-service branch facilities.

The aggregate acquisition cost was $15,411,000, including $7,226,000 of cash, 371,695 shares of our common stock valued at $7,612,000 and direct acquisition - related costs of $573,000. The value of the 371,695 shares of common stock issued at $20.48 per share was determined based on the average closing price of our common shares over the three-day period before and after January 16, 2004 (the "measurement date"). The measurement date was determined pursuant to the provisions of the Emerging Issues Task Force Consensus 99-12, "Determination of the Measurement Date for the Market Price of Acquired Securities Issued in a Purchase Business Combination", due to the application of a formula to determine the number of shares to be issued.

The primary intangible assets acquired in conjunction with the purchase of Abbeville Capital Corporation are core deposit intangible assets with an estimated useful life of approximately twelve years and goodwill. The transaction was a tax-free reorganization for federal income tax purposes and intangible assets are not deductible in determining taxable income.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed March 5, 2004.

(Dollars in thousands)

Cash and cash equivalents	$4,164
Federal funds sold	14,291
Investment securities	17,163
Loans, net of allowance	35,335
Premises and equipment	979
Core deposit intangible asset	927
Goodwill	7,051
Other assets	2,336
Total assets acquired	82,246

Deposits	52,674
Advances from the Federal Home Loan Bank	3,091
Other liabilities	10,956
Total liabilities assumed	66,721
Net assets acquired	$15,525

COMMUNITY CAPITAL CORPORATION

Note 3 - Supplemental Cash Flow Information

(Dollars in thousands)	Six Months Ended June 30,
	2005	2004
Cash paid during the period for:
Income taxes	$982	$495
Interest	4,636	2,693

Noncash investing and financing activities:
Foreclosures on loans	$98	$83

Note 4 - Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us were $60,275,000 as of June 30, 2005. Of this amount, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
09/05/08	3.03% - fixed, callable 09/05/06	$5,400
09/29/08	1.86% - fixed, callable 09/29/05	6,500
02/02/09	4.95% - fixed	375
03/17/10	5.92% - fixed, callable 09/19/05	5,000
05/19/10	2.76% - adjustable on 07/19/05, callable 05/19/06	15,000
03/14/13	3.40% - adjustable on 09/14/05	10,000
06/03/15	3.36% - fixed, callable 06/03/08	15,000
		$57,275

Note 5 - Shareholders' Equity

During the first six months of 2005, there were 52,422 options exercised by our employees and directors with total proceeds of $485,000 at an average exercise price of $9.25. On January 19, 2005, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on March 4, 2005. On April 20, 2005, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on June 3, 2005. Total cash paid for cash dividends during the six month period ended June 30, 2005 was $1,159,000. We issued 30,600 shares of restricted stock on January 21, 2005 at a price of $23.00 per share. The shares cliff vest in three years and are fully vested on January 21, 2008. We purchased 17,450 shares during the first six months of 2005 through a previously announced stock buyback program, with total proceeds of $392,000 at an average price of $22.48.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Stock-Based Compensation

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

	Six Months Ended June 30,
(Dollars in thousands, except for per share data)	2005	2004
Net income, as reported	$3,162	$2,690
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	(42)

Pro forma net income	$3,162	$2,648

Earnings per share:
Basic - as reported	$0.82	$0.71
Basic - pro forma	$0.82	$0.71

Diluted - as reported	$0.80	$0.69
Diluted - pro forma	$0.80	$0.68

	Three Months Ended June 30,
(Dollars in thousands, except for per share data)	2005	2004
Net income, as reported	$1,629	$1,416
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	(23)

Pro forma net income	$1,629	$1,393

Earnings per share:
Basic - as reported	$0.42	$0.36
Basic - pro forma	$0.42	$0.36

Diluted - as reported	$0.41	$0.35
Diluted - pro forma	$0.41	$0.35

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

(Dollars in thousands, except per share)	Six Months Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$3,162	3,841,247	$0.82
Effect of dilutive securities
Stock options	-	88,426
Unvested restricted stock	-	32,516
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$3,162	3,962,189	$0.80

(Dollars in thousands, except per share)	Six Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$2,690	3,764,824	$0.71
Effect of dilutive securities
Stock options	-	124,626
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$2,690	3,889,450	$0.69

(Dollars in thousands, except per share)	Three Months Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,629	3,852,188	$0.42
Effect of dilutive securities
Stock options	-	78,042
Unvested restricted stock	-	34,379
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,629	3,964,609	$0.41

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 - Earnings Per Share - continued

(Dollars in thousands, except per share)	Three Months Ended June 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,416	3,916,871	$0.36
Effect of dilutive securities
Stock options	-	110,494
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,416	4,027,365	$0.35

Note 8 - Comprehensive Income

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects:

	Six Months Ended June 30, 2005
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(702)	$238	$(464)
Less: reclassification adjustment for gains realized in net income	86	(29)	57
Net unrealized gains (losses) on securities	(616)	209	(407)

Other comprehensive income (loss)	$(616)	$209	$(407)

	Six Months Ended June 30, 2004
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(1,760)	$598	$(1,162)
Less: reclassification adjustment for gains realized in net income	(5)	2	(3)
Net unrealized gains (losses) on securities	(1,765)	600	(1,165)

Other comprehensive income (loss)	$(1,765)	$600	$(1,165)

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 - Comprehensive Income - continued

	Three Months Ended June 30, 2005
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$242	$(84)	$158
Less: reclassification adjustment for gains realized in net income	107	(36)	71
Net unrealized gains (losses) on securities	349	(120)	229

Other comprehensive income (loss)	$349	$(120)	$229

	Three Months Ended June 30, 2004
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(2,937)	$998	$(1,939)
Less: reclassification adjustment for gains realized in net income	(5)	2	(3)
Net unrealized gains (losses) on securities	(2,942)	1,000	(1,942)

Other comprehensive income (loss)	$(2,942)	$1,000	$(1,942)

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2005 compared to December 31, 2004 and the results of operations for the six and three months ended June 30, 2005 compared to the six and three months ended June 30, 2004. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the six months ended June 30, 2005, net interest income, the major component of our net income, was $9,644,000 compared to $9,000,000 for the same period of 2004, an increase of $644,000 or 7.16%. For the three months ended June 30, 2005, net interest income was $4,906,000 compared to $4,792,000 for the same period of 2004, an increase of $114,000 or 2.38%. The average rate realized on interest-earning assets increased to 5.88% from 5.64%, while the average rate paid on interest-bearing liabilities increased to 2.18% from 1.51% for the six month periods ended June 30, 2005 and 2004, respectively.

The tax-effected net interest spread and net interest margin were 3.70% and 3.93%, respectively, for the six-month period ended June 30, 2005, compared to 4.13% and 4.30% for the six month period ended June 30, 2004.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. For the six months ended June 30, 2005, the provision expense was $200,000, as compared to $550,000 for the same period in 2004. For the quarter ended June 30, 2005 and 2004, the provision expense was $100,000 and $450,000, respectively. The decrease in provision expense for the quarter ended June 30, 2005 and for the first six months of 2005 was due to a decline in the level of criticized and classified loans. At June 30, 2005, criticized and classified loans totaled $10,148,000, a decrease of $3,014,000 from $13,162,000 at December 31, 2004. Our nonperforming and impaired loans totaled $2,615,000 at June 30, 2005 compared to $1,466,000 at June 30, 2004. The allowance for loan losses was 1.35% of total loans at June 30, 2005, as compared to 1.36% at June 30, 2004.

Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at June 30, 2005 to meet presently known and inherent risks in the loan portfolio.

Noninterest Income

Total noninterest income for the six months ended June 30, 2005 was $3,196,000, an increase of $528,000, or 19.79% compared to $2,668,000 for the six months ended June 30, 2004. Total noninterest income for the quarter ended June 30, 2005 increased $249,000, or 16.92% to $1,721,000, compared to $1,472,000 at June 30, 2004.

Service charge income increased $256,000, or 20.21% from the six months ended June 30, 2004 to the six months ended June 30, 2005 and $93,000, or 13.29% from the three months ended June 30, 2004 to the three months June 30, 2005. The increase is mainly due to the increase in deposit accounts as a result of our merger with Abbeville Capital Corporation in March, 2004. Residential mortgage origination fees decreased $99,000, or 19.88% from $498,000 to $399,000 for the six months ended June 30, 2005, compared to the six months ended June 30, 2004 and decreased $47,000, or 17.54% from $268,000 to $221,000 for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. The decline in mortgage fees was a result of increased market rates which reduced our volume of mortgage refinancings.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

The income from fiduciary activities increased $138,000, or 50.74% from the six month period ended June 30, 2004 to the six month period ended June 30, 2005, and $57,000, or 38.78% from the three month period ended June 30, 2004 to the three month period ended June 30, 2005. Commissions from the sales of mutual funds decreased $55,000, or 37.16% from the six months ended June 30, 2004 to the six months ended June 30, 2005 and $41,000, or 43.16% for the three months ended June 30, 2004 to the three months ended June 30, 2005. The increase is primarily a result of our continuing successful efforts to expand assets under management in our wealth management group. We realized a gain on the sale of fixed assets of $124,000 during the six months ended June 30, 2005 compared to a loss of $9,000 for the six months ended June 30, 2004. The gain was primarily a result of the sale of a parcel of land in Anderson, South Carolina. Other operating income increased $169,000, or 35.36% from the six months ended June 30, 2004 to the six months ended June 30, 2005 and $68,000, or 26.46% from the three months ended June 30, 2004 to the three months ended June 30, 2005. The increase is primarily due to an increase of income realized on Bank Owned Life Insurance (BOLI) that was acquired through our merger with Abbeville Capital Corporation in March, 2004, as well as an increase in ATM service charge income.

Noninterest Expense

Total noninterest expense for the first six months of 2005 was $8,534,000, an increase of $686,000, or 8.74%, when compared to $7,848,000 for the first six months of 2004. For the quarter ended June 30, 2005, noninterest expense was $4,490,000, an increase of $347,000, or 8.38%, over the comparable period of 2004.

The primary component of noninterest expense is salaries and benefits, which increased $478,000, or 11.03%, from $4,333,000 for the six months ended June 30, 2004 to $4,811,000 for the six months ended June 30, 2005, and increased $221,000, or 9.77%, from $2,263,000 for the three months ending June 30, 2004 to $2,484,000 for the three months ended June 30, 2005. Net occupancy expense increased $33,000 for the six month period ending June 30, 2005, an increase of 7.38% over the related period in 2004, and increased $9,000, or 4.00% for the three months ending June 30, 2005 compared to the same period in 2004. The amortization of intangible assets increased $22,000, or 9.32% to $258,000 from the six month period ended June 30, 2004 to the six month period ended 2005, and decreased $6,000, or 4.51% from the three month period ended June 30, 2004 to the three months ended June 30, 2005. We realized a net loss on sales of securities available for sale of $86,000 for the six months ended June 30, 2005 compared to no losses for the same period in 2004. We also realized a gain on the sale of fixed assets of $124,000 during the six months ended June 30, 2005 compared to a loss of $9,000 for the six months ended June 30, 2004. Other operating expenses were $2,428,000 for the six months ended June 30, 2005, as compared to $2,389,000 for the same period in 2004, an increase of $39,000, or 1.63%.

Income Taxes

For the six months ended June 30, 2005 and 2004, the effective income tax rate was 22.99% and 17.74%, respectively, and the income tax provision was $944,000 and $580,000, respectively. For the quarter ended June 30, 2005, the effective tax rate was 20.03% compared to 15.26% for the second quarter of 2004. The increase in the effective tax rate was a result of the decline in the number of disqualifying dispositions of incentive stock options and the exercise of nonqualified stock options during 2005 when compared to 2004. Our effective tax rate continues to be relatively low due to the level of disqualifying dispositions of incentive stock options and our holdings of tax free municipal bonds.

Net Income

The combination of the above factors resulted in net income of $3,162,000 for the six months ended June 30, 2005 compared to $2,690,000 for the comparable period in 2004, an increase of 17.55%. For the quarter ended June 30, 2005, net income was $1,629,000, an increase of $213,000, or 15.04% when compared to the second quarter of 2004.

Assets and Liabilities

During the first six months of 2005, total assets increased $27,173,000, or 4.95%, when compared to December 31, 2004. We experienced an increase of $15,745,000, or 3.70% in the loan area during the first six months of 2005. Total investment securities increased 4.87%, or $3,781,000, when compared to December 31, 2004. On the liability side, total deposits increased $52,337,000, or 13.76%, to $432,694,000 at June 30, 2005. Total federal funds purchased and repurchase agreements decreased $21,709,000 from $43,978,000 at December 31, 2004 to $22,269,000 at June 30, 2005, a decrease of 49.36%. During a

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

limited time in January, 2005, CapitalBank offered a 13-month certificate of deposit special in an effort to reduce reliance on overnight funding in an environment where short term rates were increasing rapidly. The total dollars generated with the special were approximately $50,104,000. The increase in deposits allowed us to decrease our borrowings with Federal Home Loan Bank and our federal funds purchased position. Additionally, total cash and cash equivalents, which include federal funds sold, increased $4,673,000, or 51.19% to $13,801,000 at June 30, 2005 compared to $9,128,000 at December 31, 2004, which was also a result of funds generated through the certificate of deposit special.

Investment Securities

Investment securities increased $3,781,000, or 4.87% to $81,377,000 at June 30, 2005 from $77,596,000 at December 31, 2004. The increase was attributable to increases in securities available-for-sale of $3,922,000, or 5.51% from December 31, 2004 to June 30, 2005. Nonmarketable equity securities decreased $141,000, or 2.33% from $6,052,000 at December 31, 2004 to $5,911,000 at June 30, 2005.

Loans

Loans receivable increased $15,745,000, or 3.70%, since December 31, 2004. The largest increase was in real estate construction, which increased $27,011,000, or 56.01%, to $75,234,000 at June 30, 2005. Home equity loans increased $3,076,000, or 7.83%, to $42,373,000 at June 30, 2005. Commercial and agricultural loans decreased $6,326,000, or 13.99% to $38,896,000 at June 30, 2005. Balances within the major loan receivable categories as of June 30, 2005 and December 31, 2004 are as follows:

(Dollars in thousands)	June 30, 2005	December 31, 2004
Commercial and agricultural	$38,896	$45,222
Real estate - construction	75,234	48,223
Real estate - mortgage and commercial	260,020	268,383
Home equity	42,373	39,297
Consumer, installment	23,167	22,912
Consumer, credit card and checking	1,683	1,591
	$441,373	$425,628

Risk Elements in the Loan Portfolio

We incorporate by reference under this heading the disclosures under the heading “Provision and Allowance for Loan Losses” under this Item 2 of Part I.

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)	June 30,
	2005	2004
Loans:
Nonaccrual and impaired loans	$2,371	$1,431
Accruing loans more than 90 days past due	$244	$35

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:
Criticized	$3,180	$7,754
Classified	$6,968	$5,758

The decrease of $3,364,000, or 24.90%, in criticized and classified loans from June 30, 2004 to June 30, 2005 was primarily due to one loan relationship payout totaling $750,000 and multiple relationships that were upgraded totaling $3,180,000.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	June 30,
	2005	2004
Balance, January 1,	$5,808	$4,584
Allowance acquired through acquisition	-	432
Provision for loan losses for the period	200	550
Charge-offs	(82)	(201)
Recoveries	42	66

Balance, end of period	$5,968	$5,431

Gross loans outstanding, end of period	$441,373	$399,756

Allowance for loan losses to loans outstanding	1.35%	1.36%

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	June 30,
	2005	2004
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	2,371	-

Total impaired loans	$2,371	$-

Valuation allowance related to impaired loans	$360	$-

(Dollars in thousands)	June 30,
	2005	2004
Average investment in impaired loans	$2,554	$-

Interest income recognized on impaired loans	$52	$-

Interest income recognized on a cash basis on impaired loans	$52	$-

Premises and Equipment

Our purchases of fixed assets during the first six months of 2005 totaled $1,278,000. Of this amount, $908,000 was during the second quarter of 2005. Total fixed assets, net of depreciation, increased $429,000 during the first six months of 2005. The increase in additions during the second quarter of 2005 were primarily due to a new full-service branch located in Greenville, South Carolina which is expected to open during the third quarter of 2005.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Deposits

Total deposits increased $52,337,000, or 13.76%, to $432,694,000 at June 30, 2005 from $380,357,000 at December 31, 2004. Expressed in percentages, noninterest-bearing deposits increased 28.51% from $45,504,000 at December 31, 2004 to $58,478,000 at June 30, 2005, and interest-bearing deposits increased 11.76% from $334,853,000 at December 31, 2004 to $374,216,000 at June 30, 2005. During a limited time in January, 2005, CapitalBank offered a 13-month certificate of deposit special in an effort to reduce reliance on overnight funding in an environment where short term rates were increasing rapidly. The total dollars generated with the special were approximately $50,104,000. The accounts required balances of a minimum of $10,000 and will pay interest of 3.99%.

Balances within the major deposit categories as of June 30, 2005 and December 31, 2004 are as follows:

(Dollars in thousands)	June 30, 2005	December 31, 2004

Noninterest-bearing demand deposits	$58,478	$45,504
Interest-bearing demand deposits	71,163	72,934
Money market accounts	88,253	82,872
Savings deposits	40,702	36,522
Certificates of deposit	174,098	142,525

	$432,694	$380,357

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us decreased $6,050,000 to $60,275,000 as of June 30, 2005 compared to $66,325,000 at December 31, 2004. The funds utilized to decrease the borrowings were generated through a certificate of deposit special that we offered during a limited time in January 2005, in an effort to reduce reliance on overnight funding in an environment where short term rates were increasing rapidly. Of the $60,275,000 in advances with Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
09/05/08	3.03% - fixed, callable 09/05/06	$5,400
09/29/08	1.86% - fixed, callable 09/29/05	6,500
02/02/09	4.95% - fixed	375
03/17/10	5.92% - fixed, callable 09/19/05	5,000
05/19/10	2.76% - adjustable on 07/19/05, callable 05/19/06	15,000
03/14/13	3.40% - adjustable on 09/14/05	10,000
06/03/15	3.36% - fixed, callable 06/03/08	15,000
		$57,275

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

The following table summarizes capital ratios and the regulatory minimum requirements at June 30, 2005:

	Tier 1	Total	Tier 1
	Risk-based	Risk-based	Leverage
Actual ratio:
Community Capital Corporation	10.16%	11.41%	8.23%
CapitalBank	9.93%	11.18%	8.03%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

Shareholders’ equity was increased by the $485,000 proceeds from the exercise of stock options and net income of $3,162,000. Due to changes in the market rates of interest, the fair value of our securities available-for-sale decreased, which had the effect of decreasing shareholders’ equity by $407,000 net of the deferred taxes for the six months ended June 30, 2005 when compared to December 31, 2004. Total equity was also reduced by cash dividends paid during the six months ended June 30, 2005 which totaled $1,159,000, and was also reduced by $392,000 in cash paid to purchase our stock through our buyback program.

For the near term, maturities and sales of securities available-for-sale are expected to be a source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities. We also expect to build our deposit base. Advances from the Federal Home Loan Bank and our correspondent banks will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $83.5 million in advances under the terms of our agreement with the Federal Home Loan Bank. Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $57.5 million of unused lines of credit to purchase federal funds.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2005, we had issued commitments to extend credit of $73,567,000 and standby letters of credit of $1,710,000 through various types of commercial lending arrangements. Approximately $55,842,000 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2005.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments to extend credit	$2,224	$3,452	$23,766	$29,442	$44,125	$73,567
Standby letters of credit	-	230	1,430	1,660	50	1,710
Total	$2,224	$3,682	$25,196	$31,102	$44,175	$75,277

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

To account for our acquisition of Abbeville Capital Corporation, and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we used the purchase method of accounting. Under this method, we are required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal, or other valuation techniques. These estimates also include the establishment of various accruals for planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to periodic impairment tests. These tests use estimates such as discount rates, time periods, and comparable market values in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.

We test for goodwill impairment by determining the fair value for each reporting unit and comparing it to the carrying amount. If the carrying amount exceeds its fair value, the potential for impairment exists, and a second step of impairment testing will be performed. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written down to its fair value.

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

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of operations on the date of adoption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on our financial condition and results of operations. The information contained in Item 2 in the section captioned "Provision and Allowance for Loan Losses" is incorporated herein by reference. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At June 30, 2005, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $180,314,000. This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and NOW accounts, which totaled $339,412,000 at June 30, 2005.

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

Definition of Disclosure Controls. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time

COMMUNITY CAPITAL CORPORATION

Item 4. Controls and Procedures - continued

periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

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

COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION

Items 1 and 3 of Part II are not applicable.

Item 2. Issuer Repurchase Table

The following table provides information with respect to any purchase made by us or on our behalf or any “affiliated purchaser”, as defined in 17 C.F.R. § 240.10b-18(a)(3), of shares of any class of our equity securities that is registered by us pursuant to section 12 of the Exchange Act:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or appropriate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2005 through April 30, 2005	2,000	$22.03	2,000	63,156
May 1, 2005 through May 31, 2005	4,850	$22.28	4,850	58,306
June 1, 2005 through June 30, 2005	5,800	$22.34	5,800	52,506
Total	12,650	$22.26	12,650	52,506

COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION - continued

Item 4. Submission of Matters to a Vote of Security Holders

On May 18, 2005, we held our annual meeting of shareholders for the purpose of (a) electing members to the board of directors, and (b) ratifying the appointment of Elliott Davis, LLC as our independent auditors for the fiscal year ending December 31, 2005. Five members of the board of directors were nominated for reelection for three-year terms, and each of the nominees for director received the number of affirmative votes of the shareholders required for such nominee’s election in accordance with our Bylaws, and Elliott Davis, LLC received the requisite number of affirmative votes required for approval pursuant to our Bylaws. Of the 3,875,867 outstanding shares, 3,072,482 shares were either voted in person or by proxy for the two matters presented for shareholders’ approval. The following table summarizes the number of votes cast for, against, or withheld as to either matter:

Election of Directors

	For	Withheld
Patricia C. Hartung	3,063,808	8,674
Miles Loadholt	3,062,673	9,809
Thomas C. Lynch Jr.	3,061,426	11,056
H. Edward Munnerlyn	3,063,170	9,312
Lex D. Walters, PhD	3,062,316	10,166

Ratification of Auditors

For	Against	Withheld
3,062,786	7,850	1,846

Item 5. Other Information

On January 19, 2005 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.15 per share of common stock, which dividend was paid on March 4, 2005 to holders of record as of the close of business on February 18, 2005.

On April 20, 2005 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.15 per share of common stock, which dividend was paid on June 3, 2005 to holders of record as of the close of business on May 20, 2005.

COMMUNITY CAPITAL CORPORATION

PART II. OTHER INFORMATION - continued

Item 6. Exhibits And Reports on Form 8-K

(a)	Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Date Filed or Furnished	Item Number	Description
June 20, 2005	1.01, 9.01	Announcing an agreement with First-Citizens Bank & Trust company for certain support services.
July 18, 2005	7.01, 9.01	Reporting earnings for the time period ending June 30, 2005.

COMMUNITY CAPITAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY CAPITAL CORPORATION

By:	/s/ WILLIAM G. STEVENS

William G. Stevens President & Chief Executive Officer

Date: August 11, 2005	By:	/s/ R. WESLEY BREWER

R. Wesley Brewer Chief Financial Officer