Form 10-Q
period 2005-09-30
COMMUNITY CAPITAL CORP /SC/
filed 2005-11-08
CIK 832847

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005 or

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
 3,738,844 shares of common stock, $1.00 par value, as of October 25, 2005

COMMUNITY CAPITAL CORPORATION

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Balance Sheets

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements
(Dollars in thousands)	September 30, 2005	December 31, 2004
Assets	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$17,989	$9,053
Interest-bearing deposit accounts	190	75
Federal funds sold	4,971	-
Total cash and cash equivalents	23,150	9,128
Securities:
Securities available-for-sale	71,865	71,119
Securities held-to-maturity (estimated fair value of $443
at September 30, 2005 and $455 at December 31, 2004)	425	425
Nonmarketable equity securities	5,411	6,052
Marketable equity securities	2,031	-
Total securities	79,732	77,596
Loans held for sale	1,664	1,256

Loans receivable	438,448	425,628
Less allowance for loan losses	(6,018)	(5,808)
Loans, net	432,430	419,820
Premises and equipment, net	13,126	12,544
Accrued interest receivable	2,463	2,136
Intangible assets	11,047	11,107
Cash surrender value of life insurance	13,279	12,900
Other assets	2,649	2,599
Total assets	$579,540	$549,086
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$58,511	$45,504
Interest-bearing	381,964	334,853
Total deposits	440,475	380,357
Federal funds purchased and securities sold
under agreements to repurchase	18,862	43,978
Advances from the Federal Home Loan Bank	60,250	66,325
Obligations under capital leases	34	181
Accrued interest payable	1,098	736
Other liabilities	3,071	2,406
Total liabilities	523,790	493,983
Shareholders’ Equity
Common stock, $1.00 par value; 10,000,000 shares authorized,
4,745,566 and 4,660,944 shares issued and outstanding
at September 30, 2005 and December 31, 2004, respectively	4,746	4,661
Nonvested restricted stock	(671)	(183)
Capital surplus	46,878	45,751
Accumulated other comprehensive income	1,136	785
Retained earnings	19,719	16,653
Treasury stock at cost; 984,272 and 832,566 shares at September 30, 2005
and December 31, 2004, respectively	(16,058)	(12,564)
Total shareholders’ equity	55,750	55,103
Total liabilities and shareholders’ equity	$579,540	$549,086

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans, including fees	$20,083	$16,269	$7,106	$5,791
Investment securities:
Taxable	1,246	1,088	441	414
Tax-exempt	978	988	313	323
Nonmarketable equity securities	173	130	53	60
Other interest income	51	6	29	1
Total	22,531	18,481	7,942	6,589

Interest expense:
Deposits	5,994	3,466	2,161	1,251
Federal Home Loan Bank advances	1,339	773	531	278
Other interest expense	453	364	149	182
Total	7,786	4,603	2,841	1,711

Net interest income	14,745	13,878	5,101	4,878
Provision for loan losses	425	900	225	350
Net interest income after provision for loan losses	14,320	12,978	4,876	4,528

Other operating income:
Service charges on deposit accounts	2,309	1,993	786	726
Residential mortgage origination fees	676	635	277	137
Commissions from sales of mutual funds	143	196	50	48
Income from fiduciary activities	658	428	248	156
Gain on sales of securities available-for-sale	-	5	20	-
Gain on sale of fixed assets	102	-	-	-
Other operating income	909	769	262	291
Total	4,797	4,026	1,643	1,358

Other operating expenses:
Salaries and employee benefits	7,289	6,532	2,478	2,178
Net occupancy expense	729	676	249	228
Amortization of intangible assets	387	371	129	135
Furniture and equipment expense	701	652	230	219
Loss on sales of securities available-for-sale	66	-	-	-
Loss on sale of fixed assets	-	9	22	-
Other operating expenses	3,584	3,494	1,156	1,126
Total	12,756	11,734	4,264	3,886

Income before income taxes	6,361	5,270	2,255	2,000
Income tax provision	1,559	1,066	615	486

Net income	$4,802	$4,204	$1,640	$1,514

Basic net income per share	$1.25	$1.10	$0.43	$0.39
Diluted net income per share	$1.22	$1.07	$0.42	$0.38

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the nine months ended September 30, 2005 and 2004
(Unaudited)

(Dollars in thousands)
	Common Stock		Nonvested Restricted Stock	Capital Surplus	Retained Earnings	Accumulated Other Compre-hensive Income	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2003	4,175,919	$4,176	$-	$37,375	$12,791	$869	$(9,678)	$45,533

Net income					4,204			4,204

Other comprehensive income, net of tax						44		44

Comprehensive income								4,248

Abbeville Capital Corporation Merger Consideration	371,695	372		7,241				7,613

Exercise of stock options	102,830	102		925				1,027

Issuance of restricted stock	10,000	10	(213)	203				-

Amortization of deferred compensation on restricted stock			12					12

Dividends paid ($0.38 per share)					(1,440)			(1,440)

Purchase of treasury stock (113,944 shares)							(2,516)	(2,516)

Balance, September 30, 2004	4,660,444	$4,660	$(201)	$45,744	$15,555	$913	$(12,194)	$54,477

Balance, December 31, 2004	4,660,944	$4,661	$(183)	$45,751	$16,653	$785	$(12,564)	$55,103

Net income					4,802			4,802

Other comprehensive income, net of tax						351		351

Comprehensive income								5,153

Exercise of stock options	54,022	54		454				508

Issuance of restricted stock	30,600	31	(704)	673				-

Amortization of deferred compensation on restricted stock			216					216

Dividends paid ($0.45 per share)					(1,736)			(1,736)

Purchase of treasury stock (151,706 shares)							(3,494)	(3,494)

Balance, September 30, 2005	4,745,566	$4,746	$(671)	$46,878	$19,719	$1,136	$(16,058)	$55,750

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,802	$4,204
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	648	630
Provision for possible loan losses	425	900
Amortization of intangible assets	387	274
Amortization less accretion on investments	19	22
Amortization of deferred loan costs	669	290
Amortization of deferred compensation on restricted stock	216	12
(Gains) losses on sales of securities available-for-sale	66	(5)
Loss on sale of other real estate	48	33
(Gain) loss on sale of fixed assets	(102)	9
Disbursements for mortgages held for sale	(27,350)	(27,080)
Proceeds of sales of residential mortgages	26,942	25,770
Increase in interest receivable	(327)	(555)
Increase in interest payable	362	238
(Increase) decrease in other assets	(908)	377
Increase (decrease) in other liabilities	518	(832)
Net cash provided by operating activities	6,415	4,287

Cash flows from investing activities:
Net increase in loans to customers	(13,975)	(53,835)
Purchases of securities available-for-sale	(17,504)	(32,143)
Proceeds from maturities and sales of securities available-for-sale	15,674	19,122
Purchases of nonmarketable equity securities	(805)	(2,616)
Proceeds from sales of nonmarketable equity securities	946	493
Proceeds from sales of other real estate	194	74
Purchases of premises and equipment	(1,671)	(3,009)
Proceeds from sales of premises and equipment	543	472
Net assets acquired in bank acquisition	-	11,247
Net cash used by investing activities	(16,598)	(60,195)

Cash flows from financing activities:
Net increase in deposit accounts	60,118	21,926
Net decrease in federal funds purchased and repos	(25,116)	(3,309)
Advances of Federal Home Loan Bank borrowings	51,500	44,000
Repayments of Federal Home Loan Bank borrowings	(57,575)	(8,156)
Dividends paid	(1,736)	(1,440)
Proceeds from exercise of stock options	508	1,027
Purchase of treasury stock	(3,494)	(2,516)
Net cash provided by financing activities	24,205	51,532

Net increase (decrease) in cash and cash equivalents	14,022	(4,376)

Cash and cash equivalents, beginning of period	9,128	16,934

Cash and cash equivalents, end of period	$23,150	$12,558

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2005 and for the interim periods ended September 30, 2005 and 2004 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2004 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in our 2004 Annual Report.

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

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3 - Supplemental Cash Flow Information

(Dollars in thousands)	Nine Months Ended September 30,
	2005	2004
Cash paid during the period for:
Income taxes	$2,147	$873
Interest	7,424	4,365

Noncash investing and financing activities:
Foreclosures on loans	$271	$83

Note 4 - Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us were $60,250,000 as of September 30, 2005. Of this amount, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
09/05/08	3.03% - fixed, callable 09/05/06	$5,400
02/02/09	4.95% - fixed	350
03/17/10	5.92% - fixed, callable 12/19/05	5,000
05/19/10	3.29% - adjustable on 10/19/05, callable 05/19/06	15,000
09/29/10	3.51% - adjustable on 12/29/05, callable 09/29/06	6,500
03/14/13	3.86% - adjustable on 12/14/05	10,000
06/03/15	3.36% - fixed, callable 06/03/08	15,000
		$57,250

Note 5 - Shareholders' Equity

During the first nine months of 2005, there were 54,022 options exercised by our employees and directors with total proceeds of $508,000 at an average exercise price of $9.40. On January 19, 2005, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on March 4, 2005. On April 20, 2005, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on June 3, 2005. On July 18, 2005, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on September 2, 2005. Total cash paid for cash dividends during the nine month period ended September 30, 2005 was $1,736,000. We issued 30,600 shares of restricted stock on January 21, 2005 at a price of $23.00 per share. The shares cliff vest in three years and are fully vested on January 21, 2008. We redeemed 151,706 shares during the first nine months of 2005 through a previously announced stock buyback program, with total proceeds of $3,494,000 at an average price of $23.03.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Stock-Based Compensation

We have a stock-based employee compensation plan that is accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. We grant stock options and restricted stock to eligible employees. The stock option awards are generally for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. We recognize compensation expense related to our restricted stock grants based on the fair value of the shares awarded on the date that the shares are awarded. The fair values of the grants are amortized over the vesting period. All stock options outstanding during 2005 were fully vested as of December 31, 2004. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine Months Ended September 30,
(Dollars in thousands, except for per share data)	2005	2004
Net income, as reported	$4,802	$4,204
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	-	(65)

Pro forma net income	$4,802	$4,139

Earnings per share:
Basic - as reported	$1.25	$1.10
Basic - pro forma	$1.25	$1.09

Diluted - as reported	$1.22	$1.07
Diluted - pro forma	$1.22	$1.05

	Three Months Ended September 30,
(Dollars in thousands, except for per share data)	2005	2004
Net income, as reported	$1,640	$1,514
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	-	(23)

Pro forma net income	$1,640	$1,491

Earnings per share:
Basic - as reported	$0.43	$0.39
Basic - pro forma	$0.43	$0.38

Diluted - as reported	$0.42	$0.38
Diluted - pro forma	$0.42	$0.37

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

(Dollars in thousands, except per share)	Nine Months Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$4,802	3,831,216	$1.25
Effect of dilutive securities
Stock options	-	82,483
Unvested restricted stock	-	31,902
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$4,802	3,945,601	$1.22

(Dollars in thousands, except per share)	Nine Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$4,204	3,813,251	$1.10
Effect of dilutive securities
Stock options	-	115,714
Unvested restricted stock	-	1,307
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$4,204	3,930,272	$1.07

(Dollars in thousands, except per share)	Three Months Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,640	3,811,480	$0.43
Effect of dilutive securities
Stock options	-	70,774
Unvested restricted stock	-	30,695
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,640	3,912,949	$0.42

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 - Earnings Per Share - continued

(Dollars in thousands, except per share)	Three Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,514	3,909,053	$0.39
Effect of dilutive securities
Stock options	-	98,112
Unvested restricted stock	-	3,892
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,514	4,011,057	$0.38

Note 8 - Comprehensive Income

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects:

	Nine Months Ended September 30, 2005
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$466	$(159)	$307
Less: reclassification adjustment for gains realized in net income	66	(22)	44
Net unrealized gains (losses) on securities	532	(181)	351

Other comprehensive income (loss)	$532	$(181)	$351

	Nine Months Ended September 30, 2004
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$73	$(26)	$47
Less: reclassification adjustment for gains realized in net income	(5)	2	(3)
Net unrealized gains (losses) on securities	68	(24)	44

Other comprehensive income (loss)	$68	$(24)	$44

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 - Comprehensive Income - continued

	Three Months Ended September 30, 2005
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,168	$(397)	$771
Less: reclassification adjustment for gains realized in net income	(20)	7	(13)
Net unrealized gains (losses) on securities	1,148	(390)	758

Other comprehensive income (loss)	$1,148	$(390)	$758

	Three Months Ended September 30, 2004
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,833	$(624)	$1,209
Less: reclassification adjustment for gains realized in net income	-	-	-
Net unrealized gains (losses) on securities	1,833	(624)	1,209

Other comprehensive income (loss)	$1,833	$(624)	$1,209

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of September 30, 2005 compared to December 31, 2004 and the results of operations for the nine and three months ended September 30, 2005 compared to the nine and three months ended September 30, 2004. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2005, net interest income, the major component of our net income, was $14,745,000 compared to $13,878,000 for the same period of 2004, an increase of $867,000 or 6.25%. For the three months ended September 30, 2005, net interest income was $5,101,000 compared to $4,878,000 for the same period of 2004, an increase of $223,000 or 4.57%. The average rate realized on interest-earning assets increased to 5.96% from 5.58%, while the average rate paid on interest-bearing liabilities increased to 2.31% from 1.53% for the nine month periods ended September 30, 2005 and 2004, respectively.

The tax-effected net interest spread and net interest margin were 3.65% and 3.94%, respectively, for the nine-month period ended September 30, 2005, compared to 4.05% and 4.22% for the nine month period ended September 30, 2004.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. For the nine months ended September 30, 2005, the provision expense was $425,000, as compared to $900,000 for the same period in 2004. For the quarter ended September 30, 2005 and 2004, the provision expense was $225,000 and $350,000, respectively. The decrease in provision expense for the quarter ended September 30, 2005 and for the first nine months of 2005 was due to a decline in the level of criticized and classified loans. At September 30, 2005, criticized and classified loans totaled $11,221,000, a decrease of $1,941,000 from $13,162,000 at December 31, 2004. Our nonperforming and impaired loans totaled $2,111,000 at September 30, 2005 compared to $2,273,000 at September 30, 2004. The allowance for loan losses was 1.37% of total loans at September 30, 2005, as compared to 1.38% at September 30, 2004.

Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at September 30, 2005 to meet presently known and inherent risks in the loan portfolio.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2005 was $4,797,000, an increase of $771,000, or 19.15% compared to $4,026,000 for the nine months ended September 30, 2004. Total noninterest income for the quarter ended September 30, 2005 increased $285,000, or 20.99% to $1,643,000, compared to $1,358,000 at September 30, 2004.

Service charge income increased $316,000, or 15.86% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 and $60,000, or 8.26% from the three months ended September 30, 2004 to the three months September 30, 2005. The increase is mainly due to the increase in deposit accounts as a result of our merger with Abbeville Capital Corporation in March, 2004. Residential mortgage origination fees increased $41,000, or 6.46% from $635,000 to $676,000 for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004 and increased $140,000, or 102.19% from $137,000 to $277,000 for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. The increase is primarily due to the increase in volume of our construction-perm product for the three months ended September 30, 2005 compared to September 30, 2004.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

The income from fiduciary activities increased $230,000, or 53.74% from the nine month period ended September 30, 2004 to the nine month period ended September 30, 2005, and $92,000, or 58.97% from the three month period ended September 30, 2004 to the three month period ended September 30, 2005. The increase is primarily a result of our continuing successful efforts to expand assets under management in our wealth management group. Commissions from the sales of mutual funds decreased $53,000, or 27.04% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 and increased $2,000, or 4.17% for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. We realized a net gain on the sale of fixed assets of $102,000 during the nine months ended September 30, 2005 compared to a loss of $9,000 for the nine months ended September 30, 2004. The gain was primarily a result of the sale of a parcel of land in Anderson, South Carolina. We realized a gain on the sales of securities available-for-sale of $20,000 for the three months ended September 30, 2005 compared to no gains for the same period in 2004. Other operating income increased $140,000, or 18.21% from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 and decreased $29,000, or 9.97% from the three months ended September 30, 2004 to the three months ended September 30, 2005.

Noninterest Expense

Total noninterest expense for the first nine months of 2005 was $12,756,000, an increase of $1,022,000, or 8.71%, when compared to $11,734,000 for the first nine months of 2004. For the quarter ended September 30, 2005, noninterest expense was $4,264,000, an increase of $378,000, or 9.73%, over the comparable period of 2004.

The primary component of noninterest expense is salaries and benefits, which increased $757,000, or 11.59%, from $6,532,000 for the nine months ended September 30, 2004 to $7,289,000 for the nine months ended September 30, 2005, and increased $300,000, or 13.77%, from $2,178,000 for the three months ending September 30, 2004 to $2,478,000 for the three months ended September 30, 2005. Net occupancy expense increased $53,000 for the nine month period ending September 30, 2005, an increase of 7.84% over the related period in 2004, and increased $21,000, or 9.21% for the three months ending September 30, 2005 compared to the same period in 2004. The amortization of intangible assets increased $16,000, or 4.31% to $387,000 from the nine month period ended September 30, 2004 to the nine month period ended 2005, and decreased $6,000, or 4.44% from the three month period ended September 30, 2004 to the three months ended September 30, 2005. We realized a net loss on sales of securities available for sale of $66,000 for the nine months ended September 30, 2005 compared to a gain of $5,000 for the same period in 2004. Other operating expenses were $3,584,000 for the nine months ended September 30, 2005, as compared to $3,494,000 for the same period in 2004, an increase of $90,000, or 2.58%.

Income Taxes

For the nine months ended September 30, 2005 and 2004, the effective income tax rate was 24.51% and 20.23%, respectively, and the income tax provision was $1,559,000 and $1,066,000, respectively. For the quarter ended September 30, 2005, the effective tax rate was 27.27% compared to 24.30% for the third quarter of 2004. The increase in the effective tax rate was a result of the decline in the number of disqualifying dispositions of incentive stock options and the exercise of nonqualified stock options during 2005 when compared to 2004. Our effective tax rate continues to be relatively low due to the level of disqualifying dispositions of incentive stock options and our holdings of tax free municipal bonds.

Net Income

The combination of the above factors resulted in net income of $4,802,000 for the nine months ended September 30, 2005 compared to $4,204,000 for the comparable period in 2004, an increase of 14.22%. For the quarter ended September 30, 2005, net income was $1,640,000, an increase of $126,000, or 8.32% when compared to the third quarter of 2004.

Assets and Liabilities

During the first nine months of 2005, total assets increased $30,454,000, or 5.55%, when compared to December 31, 2004. We experienced an increase of $12,820,000, or 3.01% in loans during the first nine months of 2005. Total investment securities increased 2.75%, or $2,136,000, when compared to December 31, 2004. On the liability side, total deposits increased $60,118,000, or 15.81%, to $440,475,000 at September 30, 2005. Total federal funds purchased and repurchase agreements

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

decreased $25,116,000 from $43,978,000 at December 31, 2004 to $18,862,000 at September 30, 2005, a decrease of 57.11%. During a limited time in January, 2005, CapitalBank offered a 13-month certificate of deposit special in an effort to reduce reliance on overnight funding in an environment where short term rates were increasing rapidly. The total dollars generated with the special were approximately $50,104,000. The increase in deposits allowed us to decrease our borrowings with Federal Home Loan Bank and our federal funds purchased position. Additionally, total cash and cash equivalents, which include federal funds sold, increased $14,022,000, or 153.62% to $23,150,000 at September 30, 2005 compared to $9,128,000 at December 31, 2004, which was also a result of funds generated through the certificate of deposit special.

Investment Securities

Investment securities increased $2,136,000, or 2.75% to $79,732,000 at September 30, 2005 from $77,596,000 at December 31, 2004. The primary reason for the increase was a result of our holdings in a financial services company that now has a readily available market value which caused us to record an unrealized gain of $1,531,000 for the period ended September 30, 2005.

Loans

Loans receivable increased $12,820,000, or 3.01%, since December 31, 2004. The largest increase was in real estate construction, which increased $37,490,000, or 77.74%, to $85,713,000 at September 30, 2005. Home equity loans increased $2,549,000, or 6.49%, to $41,846,000 at September 30, 2005. Commercial and agricultural loans decreased $8,329,000, or 18.42% to $36,893,000 at September 30, 2005. Balances within the major loan receivable categories as of September 30, 2005 and December 31, 2004 are as follows:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Commercial and agricultural	$36,893	$45,222
Real estate - construction	85,713	48,223
Real estate - mortgage and commercial	251,903	268,383
Home equity	41,846	39,297
Consumer, installment	20,451	22,912
Consumer, credit card and checking	1,642	1,591
	$438,448	$425,628

Risk Elements in the Loan Portfolio

We incorporate by reference under this heading the disclosures under the heading “Provision and Allowance for Loan Losses” under this Item 2 of Part I.

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)	September 30,
	2005	2004
Loans:
Nonaccrual and impaired loans	$2,060	$2,034
Accruing loans more than 90 days past due	$51	$239

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:
Criticized	$2,899	$8,457
Classified	$8,322	$6,302

Criticized loans decreased $5,558,000, or 65.72 % from September 30, 2004 to September 30, 2005. The decrease was primarily due to one loan relationship payout totaling $750,000 and multiple relationships that were upgraded from classified status. The decrease in criticized loans had minimal effect on the allowance for loan losses as of September 30, 2005 when compared to

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

September 30, 2004 as the effects was offset by an increase in the overall loan portfolio of $23,255,000 and an increase in classified loans of $2,020,000 from September 30, 2004 to September 30, 2005.

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	September 30,
	2005	2004
Balance, January 1,	$5,808	$4,584
Allowance acquired through acquisition	-	432
Provision for loan losses for the period	425	900
Charge-offs	(276)	(282)
Recoveries	61	86

Balance, end of period	$6,018	$5,720

Gross loans outstanding, end of period	$438,448	$415,193

Allowance for loan losses to loans outstanding	1.37%	1.38%

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	September 30,
	2005	2004
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	2,060	-

Total impaired loans	$2,060	$-

Valuation allowance related to impaired loans	$276	$-

(Dollars in thousands)	September 30,
	2005	2004
Average investment in impaired loans	$2,408	$-

Interest income recognized on impaired loans	$11	$-

Interest income recognized on a cash basis on impaired loans	$11	$-

Premises and Equipment

Our purchases of fixed assets during the first nine months of 2005 totaled $1,671,000. Of this amount, $393,000 was during the third quarter of 2005. Total fixed assets, net of depreciation, increased $582,000 during the first nine months of 2005. The increase in additions during the third quarter of 2005 were primarily due to a new full-service branch located in Greenville, South Carolina which opened in August 2005.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Deposits

Total deposits increased $60,118,000, or 15.81%, to $440,475,000 at September 30, 2005 from $380,357,000 at December 31, 2004. Expressed in percentages, noninterest-bearing deposits increased 28.58% from $45,504,000 at December 31, 2004 to $58,511,000 at September 30, 2005, and interest-bearing deposits increased 14.04% from $334,853,000 at December 31, 2004 to $381,964,000 at September 30, 2005. During a limited time in January, 2005, CapitalBank offered a 13-month certificate of deposit special in an effort to reduce reliance on overnight funding in an environment where short term rates were increasing rapidly. The total dollars generated with the special were approximately $50,104,000. The accounts required balances of a minimum of $10,000 and will pay interest of 3.99%.

Balances within the major deposit categories as of September 30, 2005 and December 31, 2004 are as follows:

(Dollars in thousands)	September 30, 2005	December 31, 2004

Noninterest-bearing demand deposits	$58,511	$45,504
Interest-bearing demand deposits	74,220	72,934
Money market accounts	92,225	82,872
Savings deposits	38,997	36,522
Certificates of deposit	176,522	142,525

	$440,475	$380,357

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us decreased $6,075,000 to $60,250,000 as of September 30, 2005 compared to $66,325,000 at December 31, 2004. The funds utilized to decrease the borrowings were generated through a certificate of deposit special that we offered during a limited time in January 2005, in an effort to reduce reliance on overnight funding in an environment where short term rates were increasing rapidly. Of the $60,250,000 in advances with Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
09/05/08	3.03% - fixed, callable 09/05/06	$5,400
02/02/09	4.95% - fixed	350
03/17/10	5.92% - fixed, callable 12/19/05	5,000
05/19/10	3.29% - adjustable on 10/19/05, callable 05/19/06	15,000
09/29/10	3.51% - adjustable on 12/29/05, callable 09/29/06	6,500
03/14/13	3.86% - adjustable on 12/14/05	10,000
06/03/15	3.36% - fixed, callable 06/03/08	15,000
		$57,250

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

The following table summarizes capital ratios and the regulatory minimum requirements at September 30, 2005:

	Tier 1	Total	Tier 1
	Risk-based	Risk-based	Leverage
Actual ratio:
Community Capital Corporation	9.61%	11.01%	7.72%
CapitalBank	9.39%	10.64%	7.53%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

Shareholders’ equity was increased by the $508,000 in proceeds from the exercise of stock options and net income of $4,802,000. Due to changes in the market rates of interest, the fair value of our securities available for sale decreased, which had the effect of decreasing shareholder’s equity by $659,000 net of deferred taxes for the nine months ended September 30, 2005 when compared to December 31, 2004. However, since one of our holdings in a financial services company now has a readily available market value, an unrealized gain was recorded for the period ended September 30, 2005 which had the effect of increasing shareholder’s equity by $1,010,000 net of deferred taxes for the nine months ended September 30, 2005 when compared to December 31, 2004. Total equity was also reduced by cash dividends paid during the nine months ended September 30, 2005 which totaled $1,736,000, and was also reduced by $3,494,000 in cash paid to purchase our stock through our buyback program.

For the near term, maturities and sales of securities available-for-sale are expected to be a source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities. We also expect to build our deposit base. Advances from the Federal Home Loan Bank and our correspondent banks will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $84.1 million in advances under the terms of our agreement with the Federal Home Loan Bank. Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $62.0 million of unused lines of credit to purchase federal funds.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2005, we had issued commitments to extend credit of $88,083,000 and standby letters of credit of $1,785,000 through various types of commercial lending arrangements. Approximately $61,942,000 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2005.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments to extend credit	$2,813	$2,331	$25,955	$31,099	$56,984	$88,083
Standby letters of credit	420	546	764	1,730	55	1,785
Total	$3,233	$2,877	$26,719	$32,829	$57,039	$89,868

We have evaluated each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations- continued

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At September 30, 2005, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $188,164,000. This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and NOW accounts, which totaled $342,967,000 at September 30, 2005.

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

Definition of Disclosure Controls. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules

COMMUNITY CAPITAL CORPORATION

Item 4. Controls and Procedures - continued

and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

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

COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are party to certain litigation that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business, results of operations or financial condition.

Item 2. Issuer Repurchase Table

The following table provides information with respect to any purchase made by us or on our behalf or any “affiliated purchaser”, as defined in 17 C.F.R. § 240.10b-18(a)(3), of shares of any class of our equity securities that is registered by us pursuant to section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2005 to July 31, 2005	52,506	$22.52	52,506	0

August 1, 2005 to August 31, 2005	1,500	$23.26	1,500	198,500

September 1, 2005 to September 30, 2005	53,450	$24.05	53,450	145,050

Total	107,456	$23.29	107,456	145,050

On April 11, 2005, we announced a new common stock repurchase program, pursuant to which we may repurchase up to 65,156 shares of our common stock during the six month period beginning April 25, 2005. As of July 28, 2005, we had repurchased all 65,156 shares available under that plan. On August 18, 2005, we announced an agreement to repurchase up to an additional 200,000 shares of our common stock during the six month period beginning August 22, 2005. Of the 200,000 shares to be repurchased, 100,000 shares may be repurchased in private or open-market purchases, including block transactions. As of September 30, 2005, we have repurchased a cumulative total of 984,272 shares.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION - continued

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

On July 18, 2005 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.15 per share of common stock, which dividend was paid on September 2, 2005 to holders of record as of the close of business on August 19, 2005.

Item 6. Exhibits

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

COMMUNITY CAPITAL CORPORATION

By:	/s/ WILLIAM G. STEVENS

William G. Stevens President & Chief Executive Officer

Date: November 8, 2005	By:	/s/ R. WESLEY BREWER

R. Wesley Brewer Chief Financial Officer