Form 10-K
period 2005-12-31
COMMUNITY CAPITAL CORP /SC/
filed 2006-03-29
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

Commission file number: 0-18460

COMMUNITY CAPITAL CORPORATION
(Exact name of Registrant as specified in its charter)

South Carolina	57-0866395
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No. )

1402-C Highway 72 West Greenwood, South Carolina	29649
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (864) 941-8200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Name of Each Exchange
Title of Each Class	On Which Reported

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, par value $1.00 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer [  ]     Accelerated Filer [  ]  Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2005 was approximately $73.4 million based upon the last sale price reported for such date on the American Stock Exchange, which was $22.15 per share.

The number of outstanding common shares of the registrant as of March 8, 2006, was 3,758,625.

Documents Incorporated By Reference: Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

COMMUNITY CAPITAL CORPORATION

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

Factors that could cause actual results to differ from expectations include, among other things: (1) the challenges, costs, and complications associated with: (a) the continued development of our branches, and (b) compliance with the Sarbanes-Oxley Act of 2002, the rules promulgated thereunder, and the related rules promulgated by NASDAQ; (2) the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond our control; (3) our dependence on senior management; (4) competition from existing financial institutions operating in our market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks, and more comprehensive services; (5) adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions); (6) changes in deposit rates, the net interest margin, and funding sources; (7) inflation, interest rate, market, and monetary fluctuations; (8) risks inherent in making loans including repayment risks and value of collateral; (9) the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses; (10) fluctuations in consumer spending and saving habits; (11) the demand for our products and services; (12) technological changes; (13) the challenges and uncertainties in the implementation of our expansion and development strategies; (14) our ability to increase market share; (15) the adequacy of expense projections and estimates of impairment loss; (16) the impact of changes in accounting policies by the Securities and Exchange Commission; (17) unanticipated regulatory or judicial proceedings; (18) the potential negative effects of future legislation affecting financial institutions (including without limitation laws concerning taxes, banking, securities, and insurance); (19) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (20) the timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet; (21) the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; (22) other factors described in this report and in other reports we have filed with the Securities and Exchange Commission; and (23) our success at managing the risks involved in the foregoing.

PART I

ITEM 1. BUSINESS.

General

Community Capital Corporation is a bank holding company headquartered in Greenwood, South Carolina. We incorporated under the laws of the State of South Carolina on April 8, 1988 as a holding company for Greenwood National Bank, which opened in 1989.

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

Market Areas

At December 31, 2005, CapitalBank had banking locations in Greenwood, Abbeville, Clemson, Calhoun Falls, Prosperity, Clinton, Belton, Greer, Greenville, Honea Path, Anderson, Newberry, and Saluda, South Carolina.

The following table sets forth certain information concerning CapitalBank at December 31, 2005:

	Number of Locations	Total Assets	Total Loans	Total Deposits
		(Dollars in thousands)
CapitalBank	16	$598,790	$465,892	$433,646

CapitalBank offers a full range of commercial banking services, including checking and savings accounts, NOW accounts, IRA accounts, HSA accounts and other savings and time deposits of various types ranging from money markets to long-term certificates of deposit. CapitalBank also offers a full range of consumer credit and short-term and intermediate-term commercial and personal loans. CapitalBank conducts residential mortgage loan origination activities pursuant to which mortgage loans are sold to investors in the secondary markets. CapitalBank does not retain servicing of such loans.

CapitalBank also offers trust and related fiduciary services. Discount securities brokerage services are available through a third-party brokerage service that has contracted with CapitalBank.

Lending Activities

General. Through CapitalBank, we offer a range of lending services, including real estate, consumer, and commercial loans, to individuals and small business and other organizations that are located in or conduct a substantial portion of their business in CapitalBank’s market areas. Our total loans at December 31, 2005, totaled $465.9 million, or 85.93% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

Our primary focus has been on commercial and installment lending to individuals and small to medium-sized businesses in its market areas, as well as residential mortgage loans. These loans totaled approximately $235.6 million, and constituted approximately 50.57% of our loan portfolio, at December 31, 2005.

The following table sets forth the composition of our loan portfolio for each of the five years in the period ended December 31, 2005.

Loan Composition

(Dollars in thousands)

	December 31,
	2005	2004	2003	2002	2001
Commercial, financial and agricultural	8.20%	10.62%	9.57%	10.42%	13.26%
Real estate:
Construction	22.90	11.33	4.98	4.52	5.26
Mortgage:
Residential	37.50	41.94	51.96	53.41	49.25
Commercial (1)	26.53	30.29	27.22	25.48	23.58
Consumer and other	4.87	5.82	6.28	6.17	8.65
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Total loans (dollars)	$465,892	$425,628	$326,178	$288,842	$248,390

(1) The majority of these loans are made to operating businesses where real property has been taken as additional collateral.

Loan Approval. Certain credit risks are inherent in the loan making process. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. We attempt to minimize loan losses through various means and use standardized underwriting criteria. During 2005, these means included the use of policies and procedures that impose officer and customer lending limits and require loans in excess of certain limits to be approved by the Board of Directors of CapitalBank.

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

Competition

CapitalBank generally competes with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. South Carolina law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in South Carolina is highly competitive. South Carolina law also permits interstate banking whereby out-of-state banks and bank holding companies are allowed to acquire and merge with South Carolina banks and bank holding companies, as long as the South Carolina State Board of Financial Institutions gives prior approval for the acquisition or merger. Many large banking organizations currently operate in the market areas of CapitalBank, several of which are controlled by out-of-state ownership. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking that previously had been the sole domain of commercial banks. See “Government Supervision and Regulation.”

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

Employees

Including the employees of CapitalBank, we currently have in the aggregate 180 full-time employees and 20 part-time employees.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law. It mandated sweeping reforms and implemented a number of requirements for public companies. Among the reforms and new requirements are the following:

·	Creation of the Public Company Accounting Oversight Board to oversee audits of public companies.

·	Implementation of a variety of requirements designed to ensure greater auditor independence, including the prohibition of certain services that auditors had traditionally provided to clients.

·
Implementation of a variety of requirements regarding audit committees, including that they be entirely independent; that they establish procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and that issuers disclose whether at least one member of the committee is a “financial expert.”

·
Requirement that changes in equity ownership by directors, officers, and 10% stockholders be reported more promptly, generally by the end of the second business day following the trade (subject to limited exceptions).

·
Requirement that CEOs and CFOs certify that the financial information in each annual and quarterly report fairly presents in all material respects the financial condition and results of operations of the issuer as of, and for, the periods presented in the report, and establish and maintain internal controls designed to ensure discovery of material information.

·
Implementation of rules relating to disclosure of all material off-balance sheet transactions and obligations and regarding the presentation of pro-forma financial information in any press release or other public disclosure that was “non-GAAP.”

·	Requirement that issuers disclose whether they have adopted a code of ethics for senior executives and any waivers or changes in the code.

·	Requirement that CEOs and CFOs disgorge incentive compensation and profits from their sales of company securities after restatement of financial information.

·	Prohibition against directors and executive officers from transacting in company equity securities received in connection with employment during any pension fund blackout of such equity.

·	Requirement that SEC review each issuer’s periodic reports at least once every three years.

·	Acceleration of the time schedule during which Forms 10-K and 10-Q and 8-K must be filed for certain issuers and expansion of the items reportable under Form 8-K.

·
Issuance of new requirements regarding the obligations of attorneys to report evidence of a material violation of securities law or breach of fiduciary duty to the issuer’s chief legal counsel or chief executive officer and ultimately to the Board of Directors.

·	Adoption of new rules regarding statutes of limitation and penalties with respect to securities law violations.

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

As of December 31, 2005, CapitalBank and we exceeded our respective fully phased-in minimum requirements.

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

ITEM 1A. RISK FACTORS.

Investing in our common stock involves various risks which are particular to our company, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. These matters could cause the trading price of our common stock to decline in future periods.

We are geographically concentrated in the upstate region of South Carolina, and changes in local economic conditions impact our profitability.

We operate primarily in the upstate region of South Carolina and substantially all our loan customers and most of our deposit and other customers live or have operations in that area of South Carolina. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in that region, along with the continued attraction of business ventures to the area. Our profitability is impacted by the changes in general economic conditions in this market. Additionally, unfavorable local or national economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations.

We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

If our loan customers do not pay us as they have contracted to, we may experience losses.

Our principal revenue producing business is making loans. If our customers do not repay the loans, we will suffer losses. Even though we maintain an allowance for loan losses, the amount of the allowance may not be adequate to cover the losses we experience. We attempt to mitigate this risk by a thorough review of the creditworthiness of loan customers. Nevertheless, there is risk that our credit evaluation will prove to be inaccurate due to changed circumstances or otherwise.

Fluctuations in interest rates could reduce our profitability.

Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense. Interest rate fluctuations are caused by many factors which, for the most part, are not under our direct control. For example, national monetary policy plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits.

As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our earnings may be negatively affected.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.

Changes in interest rates can have differing effects on our volume of mortgage loans originated.

In periods of declining interest rates, demand for mortgage loans typically increases, particularly for mortgage loans related to refinancing of existing loans. The refinancing of existing loans currently comprises approximately 36.67% of our loan volume. In periods of rising interest rates, such as have occurred recently, demand for mortgage loans typically declines. Our income from our mortgage banking division would significantly decrease following a decline in demand for mortgage loans in South Carolina, which is the area in which we originate our mortgage loans.

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

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of and experience in the South Carolina community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of our Chief Executive Officer, William G. Stevens, who has expertise in community banking and experience in the markets we serve and have targeted for future expansion. We are also dependent upon a number of other key executives who are integral to implementing our business plan. The loss of the services of any one of our senior executive management team or other key executives could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our growth strategy will require future increases in capital that we may not be able to accomplish.

We are required by banking regulators to maintain various ratios of capital to assets. As our assets grow, we expect our capital ratios to decline unless we can increase our earnings or raise new capital sufficiently to keep pace with asset growth. If we are unable to limit a capital ratio decline by increasing our capital, we will have to restrict our asset growth as we approach the minimum required capital to asset ratios.

Provisions in our articles of incorporation and South Carolina law may discourage or prevent takeover attempts, and these provisions may have the effect of reducing the market price for our stock.

Our articles of incorporation include several provisions that may have the effect of discouraging or preventing hostile takeover attempts, and therefore of making the removal of incumbent management difficult. The provisions include staggered terms for our board of directors and requirements of supermajority votes to approve certain business transactions. In addition, South Carolina law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. To the extent that these provisions are effective in discouraging or preventing takeover attempts, they may tend to reduce the market price for our stock.

We are subject to governmental regulation which could change and increase our cost of doing business or have an adverse effect on our business.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and locations of offices. We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result, in an extreme case, in our bank’s being placed in receivership. Supervision, regulation and examination of banks and bank holding companies by financial institution regulatory agencies are intended for the protection of depositors and our other customers rather than the holders of our common stock.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the impact of these changes on our business or profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

Changes in accounting standards could impact reported earnings.

The accounting standard setters, including the FASB, SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how it records and reports its financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

We are susceptible to changes in monetary policy and other economic factors which may adversely affect our ability to operate profitably.

Changes in governmental, economic and monetary policies may affect the ability of our bank to attract deposits and make loans. The rates of interest payable on deposits and chargeable on loans are affected by governmental regulation and fiscal policy as well as by national, state and loan economic conditions. All of these matters are outside of our control and affect our ability to operate profitably.

The preparation of our financial statements requires the use of estimates that may vary from actual results.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for credit losses. Due to the inherent nature of this estimate, we cannot provide absolute assurance that we will not significantly increase the allowance for credit losses that are significantly higher than the provided allowance. For more information on the sensitivity of this estimate, refer to the Critical Accounting Policies section.

We rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems that may result in lost business and we may not be able to obtain substitute providers on terms that are as favorable if our relationships with our existing service providers are interrupted.

We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems. We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If the business continuity and disaster recovery plans that we have in place are not adequate to continue our operations in the event of a disaster, the business disruption can adversely impact our operations.

External events, including terrorist or military actions, or an outbreak of disease, such as Asian Influenza, or “bird flu,” and resulting political and social turmoil could cause unforeseen damage to our physical facilities, or could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. Additionally, our customers, vendors and counterparties could suffer from such events. Should these events affect us, or the customers, vendors or counterparties with which we conduct business, our results of operations could be adversely affected.

Litigation Risk

From time to time, we are subject to claims and litigation from customers and other individuals. Whether such claims and legal action are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services. Any financial liability or reputation damage could have a material adverse effect on our business and financial performance.

Even though our common stock is currently traded on the Nasdaq Stock Market’s National Market, it has less liquidity than the average stock quoted on a national securities exchange.

The trading volume in our common stock on the Nasdaq National Market has been relatively low when compared with larger companies listed on the Nasdaq National Market or the stock exchanges. As a result, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares. We also cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock. The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Our common stock is not insured, so you could lose your total investment.

Our common stock is not a deposit or savings account, and will not be insured by the Federal Deposit Insurance Corporation or any other government agency. Should our business fail, you could lose your total investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

There are no comments from the staff of the SEC regarding our periodic or current reports under the Exchange Act that remain unresolved.

ITEM 2. PROPERTIES.

We operate out of an approximately 3,000 square foot building located on approximately one acre of land leased from a third party in Greenwood, South Carolina. At December 31, 2005, CapitalBank operated fifteen full service branches and one drive-thru facility in South Carolina, three of which are located in Greenwood, two of which are located in Abbeville, and one of which is located in each of Anderson, Newberry, Belton, Greenville, Greer, Clemson, Saluda, Prosperity, Honea Path, Clinton and Calhoun Falls. Of CapitalBank’s branches, thirteen are located on land owned by CapitalBank, two are located on land owned by us and leased to CapitalBank, and one is located on land CapitalBank leases from one of our former directors. We believe that all of our properties are well maintained and are suitable for their respective present needs and operations.

ITEM 3. LEGAL PROCEEDINGS.

CapitalBank and we are parties to legal proceedings that have arisen in the ordinary course of our respective businesses. None of these proceedings is expected to have a material effect on our consolidated financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded publicly on the Nasdaq National Market under the symbol “CPBK” since January 27, 2006. Prior to that time, our common stock was listed for trading on the American Stock Exchange under the symbol “CYL”. The following table reflects the high and low sales price per share for our common stock reported on the American Stock Exchange for the periods indicated.

Year	Quarter	High	Low

2005	Fourth	$23.99	$21.70
	Third	24.00	21.90
	Second	23.42	20.90
	First	24.00	22.75

2004	Fourth	$24.25	$22.40
	Third	23.40	19.30
	Second	22.75	20.20
	First	23.40	19.70

The closing price of our common shares as reported by Nasdaq on March 8, 2006 was $23.25 per share. As of March 8, 2006, there were 3,758,625 shares of our common stock outstanding held by approximately 1,490 shareholders of record. We did not sell any of our equity securities during fiscal year 2005 that were not registered under the Securities Act of 1933, as amended.

Until September 17, 2001, we had not declared or distributed any cash dividends to our shareholders since our organization in 1988. From and since that time, we have paid cash dividends to our shareholders on a quarterly basis. The following table reflects the declaration date, the payment date, and the payment amount of cash dividends per share for the two most recent fiscal years.

Year	Declaration Date	Payment Date	Payment Amount

2005	January 19	March 4	$0.15
	April 20	June 3	$0.15
	July 18	September 2	$0.15
	October 19	December 2	$0.15
	November 9	December 7	$0.15

2004	January 21	March 5	$0.12
	April 22	June 4	$0.13
	July 21	September 3	$0.13
	October 20	December 3	$0.13

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

Equity Compensation Plan Information

The following table sets forth, as of the end of December 31, 2005, certain information relating to our compensation plans (including individual compensation arrangements) under which grants of options, restricted stock, or other rights to acquire our common stock may be granted from time to time.

Plan Category (1)	Number of shares of our common stock to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of shares of our common stock remaining available for future issuance under equity compensation plans (excluding shares of our common stock reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	174,630	$14.16	184,400

Equity compensation plans not approved by security holders	-0-	$0	-0-

Total	174,630	$14.16	184,400

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

Issuer Purchases of Equity Securities

The following table provides information with respect to any purchase made by us or on our behalf or any “affiliated purchaser”, as defined in 17 C.F.R. § 240.10b-18(a)(3), of shares of any class of our equity securities that is registered by us pursuant to section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

October 1, 2005 to October 31, 2005	35,150	$23.80	35,150	109,900

November 1, 2005 to November 30, 2005	4,325	$23.38	4,325	105,575

December 1, 2005 to December 31, 2005	2,480	$22.70	2,480	103,095

Total	41,955	$23.69	41,955	103,095

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data

The following selected consolidated financial data for the five years ended December 31, 2005 are derived from our consolidated financial statements and other data. The selected consolidated financial data should be read in conjunction with our consolidated financial statements, including the accompanying notes, included elsewhere herein.

Year Ended December 31,	2005	2004	2003	2002	2001
(Dollars in thousands, except per share)
Income Statement Data:
Interest income	$30,878	$25,408	$21,031	$22,204	$26,961
Interest expense	10,958	6,562	6,455	7,793	13,675
Net interest income	19,920	18,846	14,576	14,411	13,286
Provision for loan losses	825	1,200	479	773	1,920
Net interest income after provision
for loan losses	19,095	17,646	14,097	13,638	11,366
Net securities gains	1,026	5	1,716	106	290
Noninterest income	6,301	5,602	5,385	4,433	9,824
Noninterest expense	16,849	15,854	14,533	11,892	15,102
Income before income taxes	9,573	7,399	6,665	6,285	6,378
Income tax expense	2,479	1,599	1,663	1,683	1,900
Net income	$7,094	$5,800	$5,002	$4,602	$4,478
Balance Sheet Data:
Assets	$598,790	$549,086	$412,759	$380,765	$340,682
Earning assets	542,199	504,151	372,620	347,377	314,769
Securities (1)	75,887	77,596	45,898	55,812	62,806
Loans (2)	466,281	426,884	326,452	291,526	251,947
Allowance for loan losses	6,324	5,808	4,584	4,282	4,103
Deposits	433,646	380,357	314,273	276,561	258,330
Federal Home Loan Bank advances	57,225	66,325	30,425	31,140	31,270
Shareholders' equity	54,505	55,103	45,533	44,408	39,273
Per Share Data (3):
Basic earnings per share	$1.87	$1.52	$1.43	$1.34	$1.31
Diluted earnings per share	1.82	1.47	1.36	1.26	1.26
Book value (period end) (4)	14.63	14.39	13.11	12.71	11.66
Tangible book value (period end) (4)	11.70	11.49	12.06	11.57	10.37
Cash dividends per share	0.75	0.51	0.33	0.17	0.06
Performance Ratios:
Return on average assets	1.24%	1.13%	1.35%	1.28%	1.19%
Return on average equity	12.74	10.90	11.32	11.11	11.68
Net interest margin (5)	3.94	4.18	4.17	4.50	4.08
Efficiency (6)	63.17	63.38	64.28	61.45	72.71
Allowance for loan losses to loans	1.36	1.36	1.40	1.48	1.65
Net charge-offs to average loans	0.07	0.10	0.05	0.22	0.34
Nonperforming assets to period end loans (2)(7)	0.48	0.52	0.59	0.71	0.69
Capital and Liquidity Ratios:
Average equity to average assets	9.77	10.38	11.17	11.71	10.22
Leverage (4.00% required minimum)	7.68	8.05	10.38	10.59	10.21
Tier 1 risk-based capital ratio	9.24	10.43	13.42	14.16	14.26
Total risk-based capital ratio	10.49	11.68	14.68	15.41	15.53
Average loans to average deposits	101.75	104.69	104.95	103.86	90.03

(1)	Securities held-to-maturity are stated at amortized cost, securities available-for-sale are stated at fair value, and nonmarketable equity securities are stated at cost.
(2)	Loans are stated before the allowance for loan losses and include loans held for sale.
(3)	All share and per-share data have been adjusted to reflect the 5% common stock dividends in September 1998, June 2000 and June 2001.
(4)	Excludes the effect of any outstanding stock options.
(5)	Tax equivalent net interest income divided by average earning assets.
(6)
Noninterest expense divided by the sum of tax equivalent net interest income and noninterest income, excluding gains and losses on sales of assets and the write-down of intangible assets related to the sale of those assets.

(7)	Nonperforming loans and nonperforming assets do not include loans past due 90 days or more that are still accruing interest.

Selected Financial Data - continued

(Dollars in thousands)	2005 Quarter ended				2004 Quarter ended
except per share	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net interest income	$5,175	$5,101	$4,906	$4,738	$4,968	$4,878	$4,792	$4,208
Provision for loan losses	400	225	100	100	300	350	450	100
Noninterest income	2,467	1,643	1,721	1,496	1,582	1,358	1,471	1,196
Noninterest expense	4,030	4,264	4,490	4,065	4,121	3,886	4,142	3,705
Net income	2,292	1,640	1,629	1,533	1,596	1,514	1,416	1,274
Basic earnings per share	0.62	0.43	0.42	0.40	0.42	0.39	0.36	0.35
Diluted earnings per share	0.60	0.42	0.41	0.39	0.41	0.38	0.35	0.34

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

Year ended December 31, 2005, compared with year ended December 31, 2004

Net interest income increased $1,074,000, or 5.70%, to $19.9 million in 2005 from $18.8 million in 2004. Average earning assets increased $55.3 million, or 11.90%, and average interest bearing liabilities increased $44.4 million, or 10.80%.

Our tax equivalent net interest spread and tax equivalent net interest margin were 3.65% and 3.95%, respectively, in 2005 compared to 3.99% and 4.18% in 2004. Yields on earning assets increased from 5.59% in 2004 to 6.06% in 2005, and yields on interest-bearing liabilities increased from 1.60% in 2004 to 2.41% in 2005.

The provision for loan losses was $825,000 in 2005 compared to $1.2 million in 2004. Our allowance for loan losses was 1.36% of total loans outstanding at December 31, 2005. Our nonperforming loans totaled $2.1 million at December 31, 2005 compared to $2.1 million at December 31, 2004. Criticized and classified loans have increased from $13.2 million at December 31, 2004 to $13.4 million at December 31, 2005. Total loans increased $40.3 million during 2005.

We have included a more detailed discussion, including tabular presentations, of noninterest income and noninterest expense in the years ended December 31, 2005 and 2004 under the heading “Noninterest Income and Expense” located in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Net income increased $1,294,000, or 22.31%, to $7.1 million in 2005 from $5.8 million in 2004. Basic earnings per share was $1.87 in 2005, compared to $1.52 in 2004. Diluted earnings per share was $1.82 in 2005, compared to $1.47 in 2004. Return on average assets during 2005 was 1.24% compared to 1.13% during 2004, and return on average equity was 12.74% during 2005 compared to 10.90% during 2004.

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

Average Balances, Income and Expenses, and Rates

Year ended December 31,	2005			2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning Assets:
Loans(1)(3)	$439,266	$27,587	6.28%	$391,056	$22,440	5.74%	$310,517	$18,820	6.06%
Securities, taxable(2)	42,853	1,768	4.13	38,267	1,473	3.85	20,670	908	4.39
Securities, nontaxable(2)(3)	29,046	1,825	6.28	29,608	1,857	6.27	24,147	1,604	6.64
Nonmarketable equity securities	5,762	239	4.15	4,737	185	3.91	4,058	140	3.45
Federal funds sold and other	2,793	95	3.40	771	7	0.91	368	-	-
Total earning assets	519,720	31,514	6.06	464,439	25,962	5.59	359,760	21,472	5.97
Cash and due from banks	14,642			15,125			11,119
Premises and equipment	13,092			11,881			9,655
Other assets	29,624			26,433			19,178
Allowance for loan losses	(5,921)			(5,244)			(4,330)
Total assets	$571,157			$512,634			$395,382
Liabilities:
Interest-Bearing Liabilities:
Interest-bearing transaction accounts	$161,492	$2,500	1.55%	$148,870	$1,357	0.91%	$117,847	$1,225	1.04%
Savings deposits	39,484	621	1.57	35,933	460	1.28	28,965	552	1.91
Time deposits	174,675	5,262	3.01	142,552	3,003	2.11	115,476	2,950	2.55
Other short-term borrowings	23,842	679	2.85	36,324	509	1.40	19,341	268	1.39
Federal Home Loan Bank advances	55,956	1,892	3.38	47,190	1,204	2.55	31,370	1,400	4.46
Obligations under capital leases	83	10	12.05	272	29	10.66	615	60	9.76
Total interest-bearing liabilities	455,532	10,964	2.41	411,141	6,562	1.60	313,614	6,455	2.06
Demand deposits	56,061			46,172			33,574
Accrued interest and other liabilities	3,768			2,130			4,049
Shareholders' equity	55,796			53,191			44,145
Total liabilities and shareholders' equity	$571,157			$512,634			$395,382
Net interest spread			3.65%			3.99%			3.91%
Net interest income	$20,550			$19,400			$15,017
Net interest margin			3.95%			4.18%			4.17%

(1)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(2)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(3)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

Net Interest Income - continued

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

Analysis of Changes in Net Interest Income. The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 2005 to 2004 and 2004 to 2003.

Analysis of Changes in Net Interest Income

	2005 Compared With 2004			2004 Compared With 2003
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$2,914	$2,233	$5,147	$4,666	$(1,046)	$3,620
Securities, taxable	185	110	295	689	(124)	565
Securities, nontaxable	(35)	3	(32)	347	(94)	253
Nonmarketable equity securities	42	12	54	25	20	45
Federal funds sold and other	43	45	88	-	7	7
Total interest income	3,149	2,403	5,552	5,727	(1,237)	4,490

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	124	1,019	1,143	295	(163)	132
Savings accounts	48	113	161	114	(206)	(92)
Time deposits	777	1,482	2,259	622	(569)	53
Total interest-bearing deposits	949	2,614	3,563	1,031	(938)	93
Other short-term borrowings	(220)	390	170	-	241	241
Federal Home Loan Bank advances	250	438	688	543	(739)	(196)
Obligations under capital leases	(23)	4	(19)	(36)	5	(31)
Total interest expense	956	3,446	4,402	1,538	(1,431)	107
Net interest income	$2,193	$(1,043)	$1,150	$4,189	$194	$4,383

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

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

Net Interest Income - continued

The following table sets forth our interest rate sensitivity at December 31, 2005.

					Greater
		After One	After Three		Than One
	Within	Through	Through	Within	Year or
December 31, 2005	One	Three	Twelve	One	Non-
(Dollars in thousands)	Month	Months	Months	Year	Sensitive	Total
Assets
Earning assets:
Loans(1)	$162,728	$6,485	$51,657	$220,870	$243,283	$464,153
Securities	303	301	-	604	75,283	75,887
Federal funds sold and other	31	-	-	31	-	31
Total earning assets	163,062	6,786	51,657	221,505	318,566	540,071
Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	164,057	-	-	164,057	-	164,057
Savings deposits	39,008	-	-	39,008	-	39,008
Time deposits	8,928	70,125	59,553	138,606	32,689	171,295
Total interest-bearing deposits	211,993	70,125	59,553	341,671	32,689	374,360
Other short-term borrowings	49,099	-	-	49,099	-	49,099
Federal Home Loan Bank advances	-	-	-	-	57,225	57,225
Total interest-bearing liabilities	261,092	70,125	59,553	390,770	89,914	480,684
Period gap	$(98,030)	$(63,339)	$(7,896)	$(169,265)	$228,652
Cumulative gap	$(98,030)	$(161,369)	$(169,265)	$(169,265)	$59,387
Ratio of cumulative gap to total earning assets	(18.15)%	(29.88)%	(31.34)%	(31.34)%	11.00%

(1)	Excludes nonaccrual loans and includes loans held for sale.

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

Net Interest Income - continued

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

Provision and Allowance for Loan Losses - continued

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge offs and recoveries for each of the last five years.

Allowance for Loan Losses

Year Ended December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Total loans outstanding at end of year	$465,892	$425,628	$326,178	$288,842	$248,390
Average loans outstanding	$439,266	$391,056	$310,517	$274,365	$259,661
Balance of allowance for loan losses
at beginning of period	$5,808	$4,584	$4,282	$4,103	$3,060
Allowance for loan losses from acquisitions	-	432	-	-	-
Loan losses:
Commercial and industrial	54	153	71	337	406
Real estate - mortgage	185	172	231	131	160
Consumer	155	252	163	255	409
Total loan losses	394	577	465	723	975
Recoveries of previous loan losses:
Commercial and industrial	41	72	196	45	8
Real estate - mortgage	3	31	43	15	16
Consumer	41	66	49	69	74
Total recoveries	85	169	288	129	98
Net loan losses	309	408	177	594	877
Provision for loan losses	825	1,200	479	773	1,920
Balance of allowance for loan losses
at end of period	$6,324	$5,808	$4,584	$4,282	$4,103
Allowance for loan losses to period end loans	1.36%	1.36%	1.40%	1.48%	1.65%
Net charge offs to average loans	0.07%	0.10%	0.05%	0.22%	0.34%

Nonperforming Assets. The following table sets forth our nonperforming assets for the dates indicated.

Nonperforming Assets

	December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Nonaccrual and impaired loans	$2,128	$2,104	$1,816	$1,893	$1,567
Other real estate owned	93	98	101	150	148
Total nonperforming assets	$2,221	$2,202	$1,917	$2,043	$1,715
Loans 90 days or more past due and
still accruing interest	$223	$230	$158	$128	$-
Nonperforming assets to period end loans	0.48%	0.52%	0.59%	0.71%	0.69%

Provision and Allowance for Loan Losses - continued

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

Total nonperforming assets totaled $2.2 million at December 31, 2005 and December 31, 2004. This amount consists primarily of nonaccrual and impaired loans that totaled $2.1 million at December 31, 2005. Nonperforming assets were 0.48% of total loans at December 31, 2005. The allowance for loan losses to period end nonperforming assets was 284.74% at December 31, 2005.

Potential Problem Loans. At December 31, 2005, through our internal review mechanisms, we had identified $4.6 million of criticized loans and $8.8 million of classified loans. The results of this internal review process are the primary determining factor in our assessment of the adequacy of the allowance for loan losses.

Our criticized loans decreased from $6.8 million at December 31, 2004 to $4.6 million at December 31, 2005. Total classified loans increased from $6.4 million at December 31, 2004 to $8.8 million at December 31, 2005. We are committed to addressing potential problem loans.

Noninterest Income and Expense

Noninterest Income. Noninterest income increased $1.8 million, or 31.88%, to $7.4 million in 2005 from $5.6 million in 2004. The primary reason for the increase was due to the fact that we realized gains on the sales of nonmarketable equity securities of $1.1 million in 2005, compared to no gains in 2004. Gains on the sales of securities available for sale were $5,000 in 2004, compared to no gains in 2005. Service charges on deposit accounts increased $309,000, or 11.34% to $3.0 million in 2005, from $2.7 million in 2004. Residential mortgage origination fees increased $4,000, or 0.49% to $828,000 in 2005 from $824,000 in 2004. Income from fiduciary activities increased $280,000, or 45.09% to $901,000 in 2005 from $621,000 in 2004. This increase was a result of our successful efforts to expand assets under management in our wealth management group. Commissions on the sale of mutual funds decreased $98,000, or 35.51% to $178,000 in 2005 compared to $276,000 in 2004. Other operating income increased $104,000 or 9.01% to $1.3 million in 2005 from $1.2 million in 2004.

Noninterest Income and Expense - continued

The following table sets forth, for the periods indicated, the principal components of noninterest income:

Noninterest Income

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Service charges on deposit accounts	$3,035	$2,726	$2,372
Residential mortgage origination fees	828	824	1,259
Gains on sales of securities available-for-sale	-	5	27
Gains on sales of nonmarketable equity securities	1,092	-	1,689
Commissions from sales of mutual funds	178	276	226
Income from fiduciary activities	901	621	394
Gain on sale of premises and equipment	101	-	29
Income from Bank Owned Life Insurance	641	598	488
Other income	617	556	617
Total noninterest income	$7,393	$5,606	$7,101

Noninterest Expense. Noninterest expense increased $1,062,000, or 6.70%, to $16.9 million in 2005 from $15.9 million in 2004. The primary component of noninterest expense was salaries and employee benefits, which increased $849,000, or 9.57%, to $9.7 million in 2005 from $8.9 million in 2004. Net occupancy expense was $977,000 in 2005 compared to $853,000 in 2004, and furniture and equipment expense was $945,000 in 2005 compared to $958,000 in 2004. We realized a loss on the sale of fixed assets of $9,000 in 2004, compared to no losses in 2005. We also realized a loss on the sale of securities available for sale in the amount of $66,000 in 2005, compared to a gain of $5,000 in 2004. Total amortization of intangible assets increased $9,000, or 1.78%, to $515,000 in 2005 compared to $506,000 in 2004. Other operating expense increased $36,000, or 2.77% to $4.7 million in 2005 from $4.7 million in 2004. Our efficiency ratio was 63.17% in 2005 compared to 63.38% in 2004.

The following table sets forth, for the periods indicated, the primary components of noninterest expense:

Noninterest Expense

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Salaries and employee benefits	$9,723	$8,874	$7,118
Net occupancy expense	977	853	742
Furniture and equipment expense	945	958	1,117
Amortization of intangible assets	515	506	346
Director and committee fees	252	187	172
Data processing and supplies	670	568	483
Mortgage loan department expenses	119	113	190
Banking assessments	56	53	44
Professional fees and services	410	588	446
Postage and freight	432	398	309
Supplies	311	341	254
Telephone expenses	294	293	281
Federal Home Loan Bank prepayment penalties	-	-	1,093
Other	2,211	2,121	1,938
Total noninterest expense	$16,915	$15,853	$14,533
Efficiency ratio	63.17%	63.38%	64.28%

Noninterest Income and Expense - continued

Income Taxes. Our income tax expense was $2.5 million for 2005 and $1.6 million for 2004. Our effective tax rate was 25.90% and 21.61% in 2005 and 2004, respectively.

Earning Assets

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Loans averaged $439.3 million in 2005 compared to $391.1 million in 2004, an increase of $48.2 million, or 12.32%. At December 31, 2005, total loans were $465.9 million compared to $425.6 million at December 31, 2004. The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights our general emphasis on mortgage lending.

Composition of Loan Portfolio

December 31,	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
(Dollars in		of		of		of		of		of
thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial and industrial	$38,180	8.20%	$45,222	10.62%	$31,214	9.57%	$30,092	10.42%	$33,395	13.26%
Real estate Construction	106,704	22.90	48,223	11.33	16,187	4.98	13,049	4.52	13,252	5.26
Mortgage - residential	174,698	37.50	178,495	41.94	169,492	51.95	154,257	53.41	124,091	49.25
Mortgage- nonresidential	123,603	26.53	128,937	30.29	88,797	27.22	73,610	25.48	59,417	23.58
Consumer and other	22,707	4.87	24,751	5.82	20,488	6.28	17,834	6.17	18,235	8.65
Total loans	465,892	100.00%	425,628	100.00%	326,178	100.00%	288,842	100.00%	248,390	100.00%
Allowance for loan losses	(6,324)		(5,808)		(4,584)		(4,282)		(4,103)
Net loans	$459,568		$419,820		$321,594		$284,560		$244,287

The principal component of our loan portfolio is real estate mortgage loans. At December 31, 2005, this category totaled $298.3 million and represented 64.03% of the total loan portfolio, compared to $307.4 million, or 72.23%, at December 31, 2004.

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

Earning Assets - continued

Real estate construction loans increased $58.5 million, or 121.27%, to $106.7 million at December 31, 2005, from $48.2 million at December 31, 2004. Residential mortgage loans, which is the largest category of our loans, decreased $3.8 million, or 2.13%, to $174.7 million at December 31, 2005, from $178.5 million at December 31, 2004. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, decreased $5.3 million or 4.14%, to $123.6 million at December 31, 2005 from $128.9 million at December 31, 2004. The overall increase in real estate lending was attributable to the continued demand for residential and commercial real estate loans in our markets, and partially due to fact that we have hired an experienced real estate development lender in Greenville, South Carolina. CapitalBank has been able to compete favorably for residential mortgage loans with other financial institutions by offering fixed rate products having three and five year call provisions.

Commercial and industrial loans decreased $7.0 million, or 15.57%, to $38.2 million at December 31, 2005, from $45.2 million at December 31, 2004.

Consumer and other loans decreased $2.0 million, or 8.26%, to $22.7 million at December 31, 2005, from $24.7 million at December 31, 2004.

Our loan portfolio reflects the diversity of our markets. Our fifteen full service branches are located from the northern Midlands of South Carolina through the Upstate. Primary market areas include Abbeville, Anderson, Belton, Clemson, Clinton, Greenville, Greenwood, Newberry and Saluda. The economies of these markets are varied and represent different industries including medium and light manufacturing, higher education, regional health care, and distribution facilities. These areas are expected to remain stable with continual growth. The diversity of the economy creates opportunities for all types of lending. We do not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of our liquidity. The following table sets forth our loans maturing within specified intervals at December 31, 2005.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

		Over
		One Year
December 31, 2005	One Year	Through	Over Five
(Dollars in thousands)	or Less	Five Years	Years	Total
Commercial and industrial	$20,220	$17,037	$923	$38,180
Real estate	194,541	194,881	15,583	405,005
Consumer and other	6,037	13,206	3,464	22,707
	$220,798	$225,124	$19,970	$465,892
Loans maturing after one year with:
Fixed interest rates				$136,247
Floating interest rates				108,847
				$245,094

Earning Assets - continued

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

Investment Securities. The investment securities portfolio is a significant component of our total earning assets. Total securities averaged $77.7 million in 2005, compared to $72.6 million in 2004. At December 31, 2005, the total securities portfolio was $75.9 million, a decrease of $1.7 million, or 2.19% over total securities of $77.6 million at December 31, 2004. Securities designated as available-for-sale totaled $70.2 million and were recorded at estimated fair value. Securities designated as held-to-maturity totaled $380,000 and were recorded at amortized cost. The securities portfolio also includes nonmarketable equity securities totaling $5.3 million which are carried at cost because they are not readily marketable or have no quoted market value. These include investments in Federal Reserve Bank stock, Federal Home Loan Bank stock, and the stock of two unrelated financial institutions.

The following table sets forth the book value of the securities held by us at the dates indicated.

Book Value of Securities

December 31,	2005	2004
(Dollars in thousands)
U.S. Government agencies and corporations	$15,106	$23,181
State, county, and municipal securities	28,627	31,908
Other (trust preferred securities)	1,005	1,009
	44,738	56,098
Mortgage-backed securities	25,874	15,446
Nonmarketable equity securities	5,275	6,052
Total securities	$75,887	$77,596

The following table sets forth the scheduled maturities and average yields of securities held at December 31, 2005.

Investment Securities Maturity Distribution and Yields

			After One But		After Five But
December 31, 2005	Within One Year		Within Five Years		Within Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies	$-	-%	$15,106	3.70%	$-	-%	$-	-%
Obligations of state and local governments(2)	301	5.77	5,033	8.95	12,104	6.77	12,195	6.81
Total securities(1)	$301	5.77	$20,139	5.01	$12,104	6.77	$12,195	6.81

(1)	Excludes mortgage-backed securities totaling $25.9 million with a yield of 4.19% and nonmarketable equity securities.
(2)	The yield on state and local governments is presented on a tax equivalent basis using a federal income tax rate of 34%.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “--Net Interest Income-- Interest Sensitivity.”

Earning Assets - continued

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold and interest-bearing deposits with other banks, averaged $2.8 million in 2005, compared to $771,000 in 2004. At December 31, 2005, short-term investments totaled $31,000. These funds are a source of our liquidity. Federal funds are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $44.4 million, or 10.80%, to $455.5 million in 2005, from $411.1 million in 2004. Average interest-bearing deposits increased $48.3 million, or 14.75%, to $375.7 million in 2005, from $327.4 million in 2004.

Deposits. Average total deposits increased $58.2 million, or 15.58%, to $431.7 million during 2005, from $373.5 million during 2004. At December 31, 2005, total deposits were $433.6 million compared to $380.4 million a year earlier, an increase of 13.99%.

The following table sets forth the deposits by category at the dates indicated.

Deposits

December 31,	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
(Dollars in		of		of		of		of		of
thousands)	Amount	Deposits	Amount	Deposits	Amount	Deposits	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$59,286	13.67%	$45,504	11.96%	$36,204	11.52%	$29,422	10.64%	$25,083	9.70%
NOW accounts	74,730	17.23	72,934	19.18	73,166	23.28	36,121	13.06	32,504	12.58
Money market accounts	89,327	20.60	82,872	21.79	64,796	20.62	66,295	23.97	61,863	23.95
Savings accounts	39,008	9.00	36,522	9.60	28,697	9.13	27,948	10.11	26,653	10.32
Time deposits less than $100,000	117,126	27.01	91,183	23.97	69,649	22.16	74,763	27.03	72,636	28.12
Time deposits of $100,000 or over	54,169	12.49	51,342	13.50	41,761	13.29	42,012	15.19	39,591	15.33
Total deposits	$433,646	100.00%	$380,357	100.00%	$314,273	100.00%	$276,561	100.00%	$258,330	100.00%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits increased $50.5 million to $379.5 million at December 31, 2005. During a limited time in January 2005, CapitalBank offered a 13-month certificate of deposit special. The total dollars generated with the special were approximately $50,104,000.

Deposits, and particularly core deposits, have historically been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 107.53% at December 31, 2005, and 112.23% at the end of 2004. The maturity distribution of our time deposits of $100,000 or more at December 31, 2005 is set forth in the following table.

Deposits and Other Interest-Bearing Liabilities - continued

Maturities of Certificates of Deposit of $100,000 or More

After Six
	Within	After Three	Through	After
	Three	Through Six	Twelve	Twelve
(Dollars in thousands)	Months	Months	Months	Months	Total
Certificates of deposit of $100,000 or more	$26,834	$9,282	$8,685	$9,368	$54,169

Approximately 49.54% of our time deposits of $100,000 or more had scheduled maturities within three months and 66.67% had maturities within six months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, we do not solicit brokered deposits.

Borrowed Funds. Borrowed funds consist of short-term borrowings and advances from the Federal Home Loan Bank. Short-term borrowings are primarily federal funds purchased from correspondent banks and securities sold under agreements to repurchase.

Average short-term borrowings were $23.8 million in 2005, a decrease of $12.5 million from $36.3 million in 2004. Federal funds purchased from correspondent banks averaged $5.2 million in 2005. At December 31, 2005, federal funds purchased totaled $28.0 million. Securities sold under agreements to repurchase averaged $18.6 million in 2005. At December 31, 2005, securities sold under agreements to repurchase totaled $21.1 million.

The following table summarizes the Company's short-term borrowings for the years ended December 31, 2005 and 2004. These borrowings consist of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank. Securities sold under agreements to repurchase mature on a one to seven day basis. These agreements are secured by U.S. government agency securities. Advances from Federal Home Loan Bank mature at different periods as discussed in the footnotes to the financial statements and are secured by the Bank's one to four family residential mortgage loans, home equity lines and the Bank's investment in Federal Home Loan Bank stock.

	Year Ended December 31,
	Maximum		Weighted
	Outstanding		Average		Interest
	at any	Average	Interest	Balance	Rate at
(Dollars in thousands)	Month End	Balance	Rate	December 31,	December 31,
2005
Securities sold under agreements to repurchase	$21,117	$18,576	2.74%	$21,117	4.15%
Advances from Federal Home Loan Bank	60,275	55,956	3.38%	57,225	3.97%

2004
Securities sold under agreements to repurchase	$15,304	$12,724	0.85%	$13,859	1.92%
Advances from Federal Home Loan Bank	69,350	47,190	2.55%	66,325	2.71%

Average Federal Home Loan Bank advances during 2005 were $56.0 million compared to $47.2 million during 2004, an increase of $8.8 million. Advances from the Federal Home Loan Bank are collateralized by one-to-four family residential mortgage loans, home equity lines and our investment in Federal Home Loan Bank stock. At December 31, 2005, borrowings from the Federal Home Loan Bank were $57.2 million compared to $66.3 million a year earlier. Although we expect to continue using short-term borrowing and Federal Home Loan Bank advances as secondary funding sources, core deposits will continue to be our primary funding source. Of the $57.2 million advances from the Federal Home Loan Bank outstanding at December 31, 2005, $5.4 million mature in 2008, $325,000 in 2009, $26.5 million in 2010, $10.0 million in 2013, and $15.0 million in 2015.

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

The holding company and CapitalBank exceeded the Federal Reserve’s fully phased-in regulatory capital ratios at December 31, 2005, 2004, and 2003, as set forth in the following table.

Analysis of Capital

	2005	2004	2003
Tier 1 capital	$44,007	$43,209	$41,017
Tier 2 capital	5,959	5,186	3,829
Total qualifying capital	$49,966	$48,395	$44,846
Risk-adjusted total assets
(including off-balance-sheet exposures)	$393,799	$320,480	$305,565
Tier 1 risk-based capital ratio	9.24%	10.43%	13.42%
Total risk-based capital ratio	10.49%	11.68%	14.68%
Tier 1 leverage ratio	7.68%	8.05%	10.38%

	Tier 1	Total	Tier 1
	Risk-Based	Risk-Based	Leverage
CapitalBank's capital ratios at December 31, 2005 were:	9.17%	10.43%	7.63%

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

Our loans-to-assets ratio increased from 2004 to 2005 and our loans-to-funds ratio decreased from 2004 to 2005. The loans-to-assets ratio at December 31, 2005 was 77.87% compared to 77.74% at December 31, 2004, and the loans-to-funds ratio at December 31, 2005 was 86.35% compared to 86.75% at December 31, 2004. The amount of advances from the Federal Home Loan Bank were approximately $57.2 million at December 31, 2005 compared to $66.3 million at December 31, 2004. We expect to continue using these advances as a source of funding. Additionally, we had approximately $34.2 million of unused lines of credit for federal funds purchases and $1.4

Liquidity Management and Capital Resources - continued

million of securities available-for-sale at December 31, 2005 as sources of liquidity. We also have the ability to receive an additional $92.4 million in advances under the term of our agreement with the Federal Home Loan Bank.

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

We have increased our market share through bank and branch acquisitions (the last of these acquisitions occurred in 2004). These acquisitions resulted in goodwill or other intangible assets, which are subject to periodic impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” These tests, which we performed as of June 30, 2005 and 2004, use estimates in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets. We test for goodwill impairment by determining the fair market value for each reporting unit and comparing it to the carrying amount. If the carrying amount exceeds its fair market value, the potential for impairment exists, and a second step of impairment testing is performed. In the second step, the implied fair market value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair market value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair market value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written-down to its fair market value. The valuations as of June 30, 2005 indicated that no impairment charge was required as of that date, and we are not aware of any reason that a material change will occur in the future.

Critical Accounting Policies - continued

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

Impact of Off-Balance Sheet Instruments - continued

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

Through its operations, CapitalBank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to CapitalBank’s customers at predetermined interest rates for a specified period of time. At December 31, 2005, CapitalBank had issued commitments to extend credit of $103.1 million and standby letters of credit of $1.2 million through various types of commercial lending arrangements. Approximately $76.2 million of these commitments to extend credit had variable rates. Our experience has been that a significant portion of these commitments often expire without being used.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2005.

		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$4,448	$2,215	$40,311	$46,974	$56,118	$103,092
Standby letters of credit	262	383	536	1,181	35	1,216
Totals	$4,710	$2,598	$40,847	$48,155	$56,153	$104,308

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005.

(Dollars in thousands)
	Payment Due By Period
Contractual Obligations	Total	< 1 Year	1-3 Years	3-5 Years	> 5 Years

Capital Lease	$-	$-	$-	$-	$-
Operating Leases	592	92	134	108	258
Other Long-Term Liabilities	57,225	-	5,400	26,825	25,000

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. Management actively monitors and manages our interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on our financial condition and results of operations. The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Interest Income” is incorporated herein by reference. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements identified in Item 15 of this Report on Form 10-K are included herein beginning on page F-1.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Tourville, Simpson & Caskey, L.L.P.’s reports on our financial statements for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. We had no disagreements with Tourville, Simpson & Caskey, L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Tourville, Simpson & Caskey, L.L.P.’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in its reports.

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

ITEM 9A. CONTROLS AND PROCEDURES.

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

ITEM 9B. OTHER INFORMATION

None.
PART III

Information called for by PART III (Items 10, 11, 12, 13 and 14) of this Report on Form 10-K has been omitted as we intend to file with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2005 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.   EXECUTIVE COMPENSATION.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

COMMUNITY CAPITAL CORPORATION

Dated: March 29, 2006	By:	/s/ William G. Stevens

William G. Stevens President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Stevens	President, Chief Executive	March 29, 2006
William G. Stevens	Officer, and Director
/s/ R. Wesley Brewer	Chief Financial Officer, Executive	March 29, 2006
R. Wesley Brewer	Vice President, and Secretary

*	Assistant Secretary and Director	March 29, 2006
Patricia C. Hartung
*	Director	March 29, 2006
David P. Allred
*	Director	March 29, 2006
Harold Clinkscales, Jr.
*	Director	March 29, 2006
Wayne Q. Justesen, Jr.
*	Director	March 29, 2006
B. Marshall Keys
*	Director	March 29, 2006
Clinton C. Lemon, Jr.
*	Director	March 29, 2006
Miles Loadholt
*	Director	March 29, 2006
Thomas C. Lynch, Jr.
*	Director	March 29, 2006
H. Edward Munnerlyn
*	Director	March 29, 2006
George B. Park

*	Director	March 29, 2006
George D. Rodgers
*	Director	March 29, 2006
Charles J. Rogers
*	Director	March 29, 2006
Lex D. Walters
*By: /s/ William G. Stevens		March 29, 2006
(William G. Stevens) (As
Attorney-in-Fact for each
of the persons indicated)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY CAPITAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Community Capital Corporation
Greenwood, South Carolina

We have audited the accompanying consolidated balance sheets of Community Capital Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Community Capital Corporation as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Elliott Davis, LLC
Greenville, South Carolina
January 19, 2006

Consolidated Balance Sheets

	December 31,
(Dollars in thousands, except share information)	2005	2004
Assets:
Cash and cash equivalents:
Cash and due from banks	$18,806	$9,053
Interest-bearing deposit accounts	31	75
Total cash and cash equivalents	18,837	9,128
Investment securities:
Securities available-for-sale	70,232	71,119
Securities held-to-maturity (estimated fair value of $391 and $455 at December 31, 2005 and 2004)	380	425
Nonmarketable equity securities	5,275	6,052
Total investment securities	75,887	77,596
Loans held for sale	389	1,256
Loans receivable	465,892	425,628
Less allowance for loan losses	(6,324)	(5,808)
Loans, net	459,568	419,820
Premises and equipment, net	13,691	12,544
Accrued interest receivable	2,666	2,136
Intangible assets	10,918	11,107
Cash surrender value of life insurance	13,482	12,900
Other assets	3,352	2,599
Total assets	$598,790	$549,086

Liabilities:
Deposits:
Noninterest-bearing	$59,286	$45,504
Interest-bearing	374,360	334,853
Total deposits	433,646	380,357
Federal funds purchased and securities sold under agreements to repurchase	49,099	43,978
Advances from the Federal Home Loan Bank	57,225	66,325
Obligations under capital leases	-	181
Accrued interest payable	1,321	736
Other liabilities	2,993	2,406
Total liabilities	544,284	493,983
Commitments and contingencies - Notes 5, 12, and 16

Shareholders' equity:
Common stock, $1.00 par value; 10,000,000 shares authorized; 4,751,301 and 4,660,944 shares issued and outstanding at December 31, 2005 and 2004, respectively	4,751	4,661
Nonvested restricted stock	(595)	(183)
Capital surplus	46,929	45,751
Accumulated other comprehensive income	(421)	785
Retained earnings	20,893	16,653
Treasury stock, at cost (1,026,227 in 2005, and 832,566 shares in 2004)	(17,052)	(12,564)
Total shareholders' equity	54,505	55,103
Total liabilities and shareholders' equity	$598,790	$549,086

Consolidated Statements of Income

	For the years ended
	December 31,
(Dollars in thousands, except for per share data amounts)	2005	2004	2003
Interest income:
Loans, including fees	$27,554	$22,415	$18,821
Investment securities:
Taxable	1,683	1,472	908
Tax-exempt	1,306	1,329	1,162
Nonmarketable equity securities	239	185	140
Federal funds sold and other	96	7	-
Total interest income	30,878	25,408	21,031

Interest expense:
Deposits	8,376	4,816	4,727
Advances from the Federal Home Loan Bank	1,892	1,204	1,400
Federal funds purchased and securities sold under
agreements to repurchase	680	513	268
Obligations under capital leases	10	29	60
Total interest expense	10,958	6,562	6,455

Net interest income	19,920	18,846	14,576
Provision for loan losses	825	1,200	479

Net interest income after provision for loan losses	19,095	17,646	14,097

Noninterest income:
Service charges on deposit accounts	3,035	2,726	2,372
Gain on sales of nonmarketable equity securities	1,092	-	1,689
Gain on sales of securities available-for-sale	-	5	27
Gain on sale of loans held for sale	828	824	1,259
Commissions from sales of mutual funds	178	276	226
Income from fiduciary activities	901	621	394
Gain on sale of premises and equipment	101	-	29
Other operating income	1,258	1,154	1,105
Total noninterest income	7,393	5,606	7,101

Noninterest expenses:
Salaries and employee benefits	9,723	8,874	7,118
Net occupancy	977	853	742
Amortization of intangible assets	515	506	346
Furniture and equipment	945	958	1,117
Loss on sale of premises and equipment	-	9	-
Loss on sale of securities available-for-sale	66	-	-
Other operating expenses	4,689	4,653	5,210
Total noninterest expenses	16,915	15,853	14,533

Income before income taxes	9,573	7,399	6,665
Income tax expense	2,479	1,599	1,663

Net income	$7,094	$5,800	$5,002

Earnings per share:
Basic earnings per share	$1.87	$1.52	$1.43
Diluted earnings per share	$1.82	$1.47	$1.36

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the years ended December 31, 2005, 2004, and 2003

					Accumulated
					other
					compre-
			Nonvested		hensive
(Dollars in thousands,	Common stock		restricted	Capital	income	Retained	Treasury
except share data)	Shares	Amount	stock	surplus	(loss)	earnings	stock	Total
Balance, December 31, 2002	3,860,790	$3,861	$-	$34,754	$989	$8,947	$(4,143)	$44,408
Net income						5,002		5,002
Other comprehensive income, net of tax effects					(120)			(120)
Comprehensive income								4,882
Dividends paid ($0.33 per share)						(1,158)		(1,158)
Stock options exercised	315,129	315		2,621				2,936
Purchase of treasury stock (334,647 shares)							(5,535)	(5,535)
Balance, December 31, 2003	4,175,919	$4,176	$-	$37,375	$869	$12,791	$(9,678)	$45,533

Net income						5,800		5,800
Other comprehensive income, net of tax effects					(84)			(84)
Comprehensive income								5,716
Abbeville Capital Corporation merger consideration	371,695	372		7,241				7,613
Dividends paid ($0.51 per share)						(1,938)		(1,938)
Stock options exercised	103,330	103		932				1,035
Issuance of restricted stock	10,000	10	(213)	203				-
Amortization of deferred compensation on restricted stock			30					30
Purchase of treasury stock (130,044 shares)							(2,886)	(2,886)
Balance, December 31, 2004	4,660,944	$4,661	$(183)	$45,751	$785	$16,653	$(12,564)	$55,103

Net income						7,094		7,094
Other comprehensive income, net of tax effects					(1,206)			(1,206)
Comprehensive income								5,888
Dividends paid ($0.75 per share)						(2,854)		(2,854)
Stock options exercised	59,757	59		505				564
Issuance of restricted stock	30,600	31	(704)	673				-
Amortization of deferred compensation on restricted stock			292					292
Purchase of treasury stock (193,661 shares)							(4,488)	(4,488)
Balance, December 31, 2005	4,751,301	$4,751	$(595)	$46,929	$(421)	$20,893	$(17,052)	$54,505

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
(Dollars in thousands)	2005	2004	2003
Cash flows from operating activities:
Net income	$7,094	$5,800	$5,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	872	854	938
Writedown on disposal of equipment	-	-	151
Provision for loan losses	825	1,200	479
Deferred income tax benefit	(639)	(456)	(21)
Amortization of intangible assets	516	403	346
Amortization of deferred compensation on restricted stock	292	30	-
Premium amortization less discount accretion on securities available-for-sale	11	31	20
Amortization of deferred loan costs and fees, net	932	377	-
Loss (gain) on sale of premises and equipment	(101)	9	(29)
Loss on sale of other real estate	64	42	50
Net (gain) loss on sales or calls of securities available-for-sale	66	(5)	(27)
Net gain on sales of nonmarketable equity securities	(1,092)	-	(1,689)
Proceeds of sales of residential mortgages	33,987	33,146	49,811
Disbursements for residential mortgages held-for-sale	(33,120)	(34,128)	(52,511)
(Increase) decrease in interest receivable	(530)	(509)	280
Increase (decrease) in interest payable	585	228	(141)
(Increase) decrease in other assets	(406)	510	(367)
Decrease in other liabilities	404	(898)	(896)
Net cash provided by operating activities	9,760	6,634	1,396

Cash flows from investing activities:
Net increase in loans made to customers	(41,776)	(64,619)	(32,805)
Proceeds from sales of securities available-for-sale	9,628	8,683	4,544
Proceeds from calls and maturities of securities available-for-sale	7,932	11,331	16,679
Purchases of securities available-for-sale	(18,577)	(32,143)	(13,500)
Proceeds from calls and maturities of securities held-to-maturity	45	45	80
Proceeds from sales of nonmarketable equity securities	2,674	645	3,670
Purchase of nonmarketable equity securities	(805)	(3,249)	(45)
Purchase of premises and equipment	(2,461)	(3,278)	(1,016)
Proceeds from sales of premises and equipment	543	476	275
Proceeds from sales of other real estate	212	94	401
Net assets acquired in bank acquisition	-	11,229	-
Net cash used by investing activities	(42,585)	(70,786)	(21,717)

Cash flows from financing activities:
Net increase in demand and savings accounts	24,518	11,284	43,078
Net increase (decrease) in time deposits	28,772	2,126	(5,366)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	5,121	13,918	(5,672)
Proceeds from advances from the Federal Home Loan Bank	51,500	41,000	21,900
Repayments of advances from the Federal Home Loan Bank	(60,600)	(8,193)	(22,615)
Dividends paid	(2,853)	(1,938)	(1,158)
Proceeds from exercise of stock options	564	1,035	2,936
Purchase of treasury stock	(4,488)	(2,886)	(5,535)
Net cash provided by financing activities	42,534	56,346	27,568

Net increase (decrease) in cash and cash equivalents	9,709	(7,806)	7,247

Cash and cash equivalents, beginning of year	9,128	16,934	9,687

Cash and cash equivalents, end of year	$18,837	$9,128	$16,934

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Community Capital Corporation (the Company) serves as a bank holding company for CapitalBank (the Bank). CapitalBank operates sixteen branches throughout South Carolina. The Bank offers a full range of banking services, including a wealth management group featuring a wide array of financial services, with personalized attention, local decision making and strong emphasis on the needs of individuals and small to medium-sized businesses. As discussed in Note 2, the Company acquired Abbeville Capital Corporation and its subsidiary, The Bank of Abbeville on March 5, 2004.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the costs of the Company’s investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank. The stocks have no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required for state-chartered member banks. Investment in Federal Home Loan Bank stock is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to secure the borrowings. At December 31, 2005 and 2004, the investment in Federal Reserve Bank stock was $1,476,150 and $1,476,150, respectively. At December 31, 2005 and 2004, the investment in Federal Home Loan Bank stock was $3,672,700 and $3,949,700, respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Nonmarketable Equity Securities (continued) - The Company has invested in the stock of several unrelated financial institutions. The Company owns less than five percent of the outstanding shares of each institution, and the stocks either have no quoted market value or are not readily marketable. At December 31, 2005 and 2004, the investments in the stock of the unrelated financial institutions, at cost was $126,464. During 2003, the Company sold its investments in three financial institutions and recorded a gain on these sales of $1,689,000. The Company also invested in a financial services company that offers internet banking. At December 31, 2004, the Company’s investment in the stock of this institution was $500,000. During 2005, the Company sold its investment in this company and recorded a gain on the sale of $1,092,000.

Loans receivable - Loans are recorded at their unpaid principal balance. Direct loan origination costs and loan origination fees are deferred and amortized over the lives of the loans as an adjustment to yield. Unamortized net deferred loan costs included in loans at December 31, 2005 and 2004 were $133,203 and $109,665, respectively.

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

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected. At December 31, 2005 and 2004, the Company had no impaired loans that were material to the consolidated financial statements.

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

Residential Mortgages Held For Sale - The Company’s mortgage activities are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgages and selling mortgages to investors under pre-existing commitments. Funded residential mortgages held temporarily for sale to investors are recorded at the lower of cost or market value. Application and origination fees collected by the Company are recognized as income upon sale to the investor.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Advertising Expense - Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent. Advertising and public relations costs of $158,276, $153,886, and $146,263 were included in the Company's results of operations for 2005, 2004, and 2003, respectively.

Stock-Based Compensation - The Company has a stock-based employee compensation plan which is further described in Note 14. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Year ended December 31,
(Dollars in thousands, except for per share data)	2005	2004	2003
Net income, as reported	$7,094	$5,800	$5,002
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	-	95	101
Pro forma net income	$7,094	$5,705	$4,901
Earnings per share:
Basic - as reported	$1.87	$1.52	$1.43
Basic - pro forma	$1.87	$1.50	$1.40
Diluted - as reported	$1.82	$1.47	$1.36
Diluted - pro forma	$1.82	$1.45	$1.33

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash Flow Information - For purposes of reporting cash flows, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from depository institutions, interest-bearing deposit accounts, and federal funds sold. Generally, federal funds are sold for one-day periods.

The following summarizes supplemental cash flow information:

	Year ended December 31,
(Dollars in thousands)	2005	2004	2003
Cash paid for interest	$10,373	$6,333	$6,596
Cash paid for income taxes	2,832	1,673	1,947
Supplemental noncash investing and financing activities:
Foreclosures on loans	271	133	402
Stock issued in connection with Bank of Abbeville acquisition	-	7,612	-
Change in unrealized gain or loss on securities available-for sale, net of tax	(1,206)	(84)	(120)

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of loans receivable, investment securities, federal funds sold and amounts due from banks.

The Company makes loans to individuals and small businesses for various personal and commercial purposes throughout South Carolina. The Company’s loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. Additionally, management is not aware of any concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios. Management has determined that there is no concentration of credit risk associated with its lending policies or practices. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

The Company’s investment portfolio consists principally of obligations of the United States, its agencies or its corporations and general obligation municipal securities. In the opinion of management, there is no concentration of credit risk in its investment portfolio. The Company places its deposits and correspondent accounts with and sells its federal funds to high quality institutions. Management believes credit risk associated with correspondent accounts is not significant.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The components of other changes in comprehensive income and related tax effects are as follows:

	Year ended December 31,
(Dollars in thousands)	2005	2004	2003
Unrealized holding gains (losses) on available-for-sale securities	$(1,892)	$(122)	$(155)
Reclassification adjustment for (gains) losses realized in income	66	(5)	(27)
Net unrealized gains (losses) on securities	(1,826)	(127)	(182)
Tax effect	620	43	62
Net-of-tax amount	$(1,206)	$(84)	$(120)

Common Stock Owned by the Employee Stock Ownership Plan (ESOP) - ESOP purchases and redemptions of the Company’s common stock are at estimated fair value. Dividends on ESOP shares are charged to retained earnings. All shares held by the ESOP are treated as outstanding for purposes of computing earnings per share.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosures related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. SFAS No. 123(R) allows for adoption using either the modified prospective or modified retrospective methods. The Company anticipates using the modified prospective method when this statement is adopted in the first quarter of 2006. The Company has evaluated the impact upon adoption of SFAS No. 123(R) and has concluded that the adoption will not have a material impact on financial position or results of operations upon adoption.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance issued Staff Accounting Bulletin (“SAB”) No.107 to provide guidance regarding the application of SFAS No.123(R). SAB No. 107 provides interpretive guidance related to the interaction between SFAS No.123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No.123(R).

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” The standard is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and eliminates the exception under ABP Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The standard is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the Company's financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and it also provides guidance on quantitative and qualitative disclosures. The disclosure requirements in paragraph 21 of this Issue were effective for annual financial statements for fiscal years ending after December 15, 2003 and were adopted by the Company effective December 31, 2003. The recognition and measurement guidance in paragraphs 6-20 of this Issue was to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004, but was delayed by FASB action in October 2004 through the issuance of a proposed FASB Staff Position (“FSP”) on the issue. In July 2005, the FASB issued FSP FAS 115-1 and FAS 124-1—“The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This final guidance eliminated paragraphs10-18 of EITF-03-1 (paragraphs 19-20 have no material impact on the financial position or results of operations of the Company) and will be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company has evaluated the impact that the adoption of FSP FAS 115-1 and FAS 124-1 and has concluded that the adoption will not have a material impact on financial position and results of operations upon adoption.

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products that May Give Rise to a Concentration of Credit Risk.” The disclosure guidance in this FSP is effective for interim and annual periods ending after December 19, 2005. The FSP states that the terms of certain loan products may increase a reporting entity's exposure to credit risk and thereby may result in a concentration of credit risk as that term is used in SFAS No. 107, either as an individual product type or as a group of products with similar features. SFAS No. 107 requires disclosures about each significant concentration, including “information about the (shared) activity, region, or economic characteristic that identifies the concentration.” The FSP suggests possible shared characteristics on which significant concentrations may be determined which include, but are not limited to: borrowers subject to significant payment increases, loans with terms that permit negative amortization and loans with high loan-to-value ratios. This FSP requires entities to provide the disclosures required by SFAS No. 107 for loan products that are determined to represent a concentration of credit risk in accordance with the guidance of this FSP for all periods presented. The Company adopted this disclosure standard effective December 31, 2005.

Other accounting standards that have been issued or proposed by the Public Company Accounting Oversight Board (PCAOB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Risks and Uncertainties - In the normal course of its business, the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different basis, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators' judgments based on information available to them at the time of their examination.

Reclassifications - Certain captions and amounts in the 2004 and 2003 financial statements were reclassified to conform with the 2005 presentation.

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

The aggregate acquisition cost was $15,411,000, including $7,226,000 of cash, 371,693 shares of the Company's common stock valued at $7,612,000 and direct acquisition - related costs of $573,000. The value of the 371,693 shares of common stock issued at $20.48 per share was determined based on the average closing price of the Company's common shares over the three-day period before and after January 16, 2004 (the "measurement date"). The measurement date was determined pursuant to the provisions of the Emerging Issues Task Force Consensus 99-12, "Determination of the Measurement Date for the Market Price of Securities Issued in a Purchase Business Combination", due to the application of a formula to determine the number of shares issued by the Company.

The primary intangible assets acquired in conjunction with the purchase of Abbeville Capital Corporation are core deposit intangible assets with an estimated useful life of approximately twelve years and goodwill. The transaction was a tax free reorganization for federal income taxes.

NOTE 2 - ACQUISITION - continued

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

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain average reserve balances computed as a percentage of deposits. At December 31, 2005 and 2004, the required cash reserves were satisfied by vault cash on hand and amounts due from correspondent banks.

NOTE 4 - INVESTMENT SECURITIES

Securities available-for-sale at December 31, 2005 and 2004 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2005
U.S. Government agencies and corporations	$15,475	$-	$369	$15,106
Obligations of state and local governments	27,443	819	15	28,247
Obligations of corporations	1,000	5	-	1,005
	43,918	824	384	44,358
Mortgage-backed securities	26,648	33	807	25,874
Total	$70,566	$857	$1,191	$70,232

December 31, 2004
U.S. Government agencies and corporations	$23,204	$47	$70	$23,181
Obligations of state and local governments	29,870	1,619	6	31,483
Obligations of corporations	1,000	9	-	1,009
	54,074	1,675	76	55,673
Mortgage-backed securities	15,494	80	128	15,446
Total	$69,568	$1,755	$204	$71,119

Securities held-to-maturity as of December 31, 2005 and 2004 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Obligations of state and local governments	$380	$11	$-	$391

December 31, 2004
Obligations of state and local governments	$425	$30	$-	$455

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

Securities Available-for-Sale

	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses
U.S. government agencies and corporations	$9,780	$211	$5,327	$158	$15,107	$369
Obligations of state and local governments	1,267	15	-	-	1,267	15
Mortgage-backed securities	14,537	355	10,153	452	24,690	807

Total	$25,584	$581	$15,480	$610	$41,064	$1,191

NOTE 4 - INVESTMENT SECURITIES - continued

Securities classified as available-for-sale are recorded at fair market value. Approximately 51.22% of the unrealized losses, or eight individual securities, consisted of securities in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

The following table summarizes the maturities of securities available-for-sale and held-to-maturity as of December 31, 2005, based on the contractual maturities. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities		Securities
	Available-For-Sale		Held-To-Maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$300	$301	$-	$-
Due after one year but within five years	20,395	20,139	-	-
Due after five years but within ten years	11,326	11,724	380	391
Due after ten years	11,897	12,195	-	-
	43,918	44,359	380	391
Mortgage-backed securities	26,648	25,873	-	-
Total	$70,566	$70,232	$380	$391

Proceeds from sales of securities available-for-sale during 2005, 2004, and 2003 were $9,628,000, $8,683,000, and $4,544,000, respectively, resulting in gross realized losses of $66,000 in 2005 and gross realized gains of $5,000 and $27,000 in 2004 and 2003, respectively. There were no sales of securities held-to-maturity in 2005, 2004, or 2003.

At December 31, 2005 and 2004, securities having amortized costs of approximately $69,433,000 and $69,087,000, respectively, and estimated fair values of $68,828,000 and $70,759,000, respectively, were pledged as collateral for short-term borrowings, to secure public and trust deposits, and for other purposes as required and permitted by law.

As noted in Note 1, the Company has nonmarketable equity securities consisting of investments in several financial institutions. These investments totaled $5,275,000 and $6,052,000 at December 31, 2005 and 2004, respectively. During 2005, 2004, and 2003, the Company recorded gains on the sale of nonmarketable equity securities of $1,092,000, $0, and $1,689,000, respectively.

NOTE 5 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

	December 31,
(Dollars in thousands)	2005	2004
Commercial and industrial	$38,180	$45,222
Real estate - construction	106,704	48,223
Real estate - mortgage and commercial	257,038	268,383
Home equity	41,259	39,297
Consumer - installment	21,066	22,912
Consumer - credit card and checking	1,645	1,591
Total gross loans	$465,892	$425,628

NOTE 5 - LOANS RECEIVABLE - continued

At December 31, 2005 and 2004, the Company had sold participations in loans aggregating $2,451,000 and $5,123,000, respectively, to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and fund loans of qualified borrowers (see Note 1). Funded loans are sold without recourse to investors under the terms of pre-existing commitments. The Company does not sell residential mortgages having market or interest rate risk. The Company does not service residential mortgage loans for the benefit of others.

At December 31, 2005 and 2004, the Company had pledged approximately $100,821,000 and $146,931,000, respectively, of loans on residential real estate as collateral for advances from the Federal Home Loan Bank (see Note 10).

An analysis of the allowance for loan losses for the years ended December 31, 2005, 2004, and 2003, is as follows:

(Dollars in thousands)	2005	2004	2003
Balance, beginning of year	$5,808	$4,584	$4,282
Allowance acquired through acquisition	-	432	-
Provision charged to operations	825	1,200	479
Recoveries on loans previously charged-off	85	169	288
Loans charged-off	(394)	(577)	(465)
Balance, end of year	$6,324	$5,808	$4,584

At December 31, 2005 and 2004, the Company had impaired loans of approximately $2,128,000 and $2,099,000. Valuation allowances for credit losses on impaired loans totaled $311,000 and $435,000 for the years ended December 31, 2005 and 2004, respectively. Interest income on impaired loans totaled $23,000 and $20,000 for the years ended December 31, 2005 and 2004, respectively and was measured using the cash basis. Average investment in impaired loans was $2,466,000 and $2,094,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, there were no nonaccrual loans for which impairment had not been recognized. At December 31, 2004, the Company had nonaccrual loans of approximately $5,000 for which impairment had not been recognized. The Company had loans contractually past due 90 days or more and still accruing interest totaling $223,000 and $230,000 at December 31, 2005 and 2004, respectively.

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

At December 31, 2005 and 2004, the Company had unfunded commitments, including standby letters of credit, of $104,308,000 and $69,570,000, of which $6,846,000 and $10,215,000, respectively, were unsecured. At December 31, 2005, the Company was not committed to lend additional funds to borrowers having loans in nonaccrual status. The fair value of any potential liabilities associated with standby letters of credit is insignificant.

NOTE 5 - LOANS RECEIVABLE - continued

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. Various recourse agreements exist, ranging from forty-five days to twelve months. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans sold have ever been returned to the Company, the total loans sold with limited recourse amount does not necessarily represent future cash requirements. The Company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments. Total loans sold with limited recourse in 2005 and 2004 was $46,002,000 and $44,257,000, respectively.

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2005	2004
Land	$3,269	$3,110
Building and land improvements	10,371	9,439
Furniture and equipment	7,323	6,827
Total	20,963	19,376
Less, accumulated depreciation	(7,272)	(6,832)
Premises and equipment, net	$13,691	$12,544

Depreciation and amortization expense was approximately $872,000, $854,000 and 938,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization are summarized as follows:

	December 31,
(Dollars in thousands)	2005	2004
Core deposit premium, net	$3,500	$4,015
Goodwill	7,419	7,092
	$10,919	$11,107

In accordance with SFAS No. 147, the Company evaluates its goodwill on an annual basis. The evaluations were performed in June of 2005 and 2004. At the time of the evaluations, the Company determined that no impairment existed. Therefore, there was no amortization of goodwill for the years ended December 31, 2005 or 2004. Amortization expense related to the core deposit premium was $515,000, $506,000, and $346,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 8 - DEPOSITS

The following is a summary of deposit accounts:

	December 31,
(Dollars in thousands)	2005	2004
Noninterest-bearing demand deposits	$59,286	$45,504
Interest-bearing demand deposits	74,729	72,934
Money market accounts	89,327	82,872
Savings	39,008	36,522
Certificates of deposit and other time deposits	171,296	142,525
Total deposits	$433,646	$380,357

At December 31, 2005 and 2004, certificates of deposit of $100,000 or more totaled approximately $54,169,000 and $51,342,000, respectively. Interest expense on these deposits was approximately $1,768,000, $1,217,000 and $1,074,000 in 2005, 2004 and 2003, respectively.

Scheduled maturities of certificates of deposit and other time deposits as of December 31, 2005 were as follows:

(Dollars in thousands)
Maturing in	Amount

2006	$138,609
2007	29,412
2008	2,885
2009	373
2010 and thereafter	17
Total	$171,296

NOTE 9 - FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had federal funds purchased and securities sold under agreements to repurchase which generally mature within one day. At December 31, 2005 and 2004, the securities sold under agreements to repurchase totaled $21,117,000, and $13,859,000, respectively. At December 31, 2005 and 2004, the amortized costs of securities pledged to collateralize the repurchase agreements were $21,707,000 and $14,830,000, respectively, and estimated fair values were $21,053,000 and $15,049,000, respectively. The securities underlying the agreements are held by a third-party custodian. At December 31, 2005 and 2004, federal funds purchased were $27,982,000 and $30,119,000, respectively.

NOTE 10 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following:

(Dollars in thousands)		December 31,
Description	Interest Rate	2005	2004
Advances maturing:
May 2, 2005	2.44%, floating	$-	$21,000
October 13, 2005	5.84, fixed	-	3,000
May 14, 2007	1.78, fixed	-	15,000
September 5, 2008	3.03, fixed	5,400	5,400
September 29, 2008	1.86, fixed	-	6,500
February 2, 2009	4.95, fixed	325	425
March 17, 2010	5.92, fixed	5,000	5,000
March 14, 2013	4.49, floating	10,000	10,000
May 19, 2010	3.87, floating	15,000	-
September 29, 2010	4.02, floating	6,500	-
June 3, 2015	3.36, fixed	15,000	-

		$57,225	$66,325

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

(Dollars in thousands)	Amount
2006	$100
2007	100
2008	5,500
2009	25
2010 and thereafter	51,500
Total	$57,225

As collateral, the Company had pledged first mortgage loans on one to four family residential loans aggregating $63,256,000 and home equity lines of credit aggregating $37,565,000 (see Note 5) at December 31, 2005. In addition, the Company’s Federal Home Loan Bank stock is pledged to secure the borrowings. Certain advances are subject to prepayment penalties.

NOTE 11 - SHAREHOLDERS’ EQUITY

The Board of Directors has approved stock repurchase plans whereby the Company could repurchase up to $16,900,000 of its outstanding shares of common stock. As of December 31, 2005, the Company had purchased approximately 1,026,000 shares under the plans (and prior plans), at an average cost of $16.64.

The Board of Directors may issue up to 2,000,000 shares of a special class of stock, par value $1.00 per share, the rights and preferences of which are to be designated at issuance. At December 31, 2005 and 2004, no shares of the undesignated stock had been issued or were outstanding.

NOTE 12 - LEASES

The Bank occupies and uses office space, land and equipment under operating leases with initial terms expiring on various dates through 2016. The lease agreements generally provide that the Bank is responsible for ongoing costs of repairs and maintenance, insurance and real estate taxes. The leases also provide for renewal options and certain scheduled increases in monthly lease payments. Rental expenses under operating leases were $108,460, $115,020 and $126,200 for the years ended December 31, 2005, 2004 and 2003, respectively. Minimum lease commitments under noncancelable operating leases are as follows:

(Dollars in thousands)	Amount
2006	$92
2007	72
2008	62
2009	55
2010 and thereafter	311
Total	$592

The cost of renewals is not included in the above.

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

NOTE 13 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS - continued

The following tables summarize the capital ratios and the regulatory minimum requirements of the Company and the Bank at December 31, 2005 and 2004.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2005
The Company
Total capital (to risk-weighted assets)	$49,966	10.49%	$38,109	8.00%	$-	N/A
Tier 1 capital (to risk-weighted assets)	44,007	9.24	19,055	4.00	-	N/A
Tier 1 capital (to average assets)	44,007	7.68	22,920	4.00	-	N/A

CapitalBank
Total capital (to risk-weighted assets)	$49,630	10.43%	$38,082	8.00%	$47,602	10.00%
Tier 1 capital (to risk-weighted assets)	43,675	9.17	19,041	4.00	28,562	6.00
Tier 1 capital (to average assets)	43,675	7.63	22,885	4.00	28,607	5.00

December 31, 2004
The Company
Total capital (to risk-weighted assets)	$48,395	11.68%	$33,141	8.00%	$-	N/A
Tier 1 capital (to risk-weighted assets)	43,209	10.43	16,571	4.00	-	N/A
Tier 1 capital (to average assets)	43,209	8.05	21,480	4.00	-	N/A

CapitalBank
Total capital (to risk-weighted assets)	$47,076	11.41%	$33,017	8.00%	$41,271	10.00%
Tier 1 capital (to risk-weighted assets)	41,910	10.15	16,509	4.00	24,763	6.00
Tier 1 capital (to average assets)	41,910	7.82	21,448	4.00	26,810	5.00

NOTE 14 - STOCK COMPENSATION PLANS

On May 19, 2004, the Company terminated its 1997 Stock Incentive Plan and replaced it with the 2004 Equity Incentive Plan. Outstanding options issued under any former Plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At December 31, 2005, there were 174,630 options outstanding that had been issued under the Plans.

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

	2004	2003
Dividend yield	1.61%	2.29%
Expected volatility	8.77%	9.86%
Risk-free interest rate	3.28%	3.98%
Expected life	5 years	5 years

There were no stock options granted in 2005. The weighted-average fair value of options, calculated using the Black-Scholes option-pricing model, granted during 2004 and 2003 is $2.35 and $1.69, respectively.

NOTE 14 - STOCK COMPENSATION PLANS - continued

A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004, and 2003 and changes during the years ended on those dates is presented below:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	236,455	$12.93	288,145	$10.37	548,852	$9.34
Granted	-	-	57,050	20.58	73,000	14.46
Exercised	59,757	9.44	103,330	12.66	315,129	9.33
Cancelled	2,068	10.63	5,410	12.74	18,578	13.70

Outstanding at end of year	174,630	14.16	236,455	12.93	288,145	10.37

Options exercisable at December 31, 2005, 2004, and 2003 were 174,630, 179,405 and 215,645, respectively.

The following table summarizes information about the stock options outstanding under the Company’s plans at December 31, 2005:

			Weighted
			Average
	Options	Remaining	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price
Exercisable:
$7.71 to $12.50	78,105	0.81	$9.93
$14.10 to $15.00	46,500	2.03	14.32
$15.65 to $22.40	50,025	3.07	20.61
Total exercisable	174,630

The 2004 Equity Incentive Plan provides for the granting of statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as nonstatutory stock options, stock appreciation rights, or restricted stock of up to 225,000 shares of the Company’s common stock, to officers, employees, and directors of the Company. Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, the Company’s Board of Directors has sole discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock options may not be less than the fair value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 50% of the fair value of a share on the effective date of grant. Any options that expire unexercised or are canceled become available for reissuance. No awards may be made on or after May 19, 2014. During 2005 and 2004, the Company issued 30,600 and 10,000 shares, respectively, of restricted stock pursuant to the 2004 Equity Incentive Plan. The shares cliff vest in three years and are fully vested on January 21, 2008 and August 24, 2007, respectively. The weighted-average fair value of restricted stock issued during 2005 and 2004 was $23.00 and $21.30, respectively. Compensation cost associated with the issuances was $292,000 and $30,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, the Company had 184,400 stock awards available for grant under the 2004 Equity Incentive Plan.

NOTE 15 - RELATED PARTY TRANSACTIONS

Certain parties (primarily certain directors and executive officers, their immediate families and business interests) were loan customers and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than normal risk of collectability. Total loans and commitments outstanding to related parties at December 31, 2005, 2004, and 2003 were $17,099,000, $17,760,000 and $11,270,000, respectively. During 2005, $3,027,000 of new loans were made to related parties and repayments totaled $3,688,000. During 2004, $10,659,000 of new loans were made to related parties and payments totaled $4,168,000. During 2003, $4,192,000 of new loans were made to related parties and repayments totaled $2,626,000.

The Company purchases various types of insurance from agencies that are owned by two directors. Amounts paid for insurance premiums were $197,451, $77,042 and $122,000 in 2005, 2004, and 2003, respectively.

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

NOTE 17 - RESTRICTION ON SUBSIDIARY DIVIDENDS

The ability of the Company to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds in the form of cash dividends, loans, or advances to the Company. Dividends are payable only from the retained earnings of the Bank. At December 31, 2005, retained earnings of the bank was $5,364,000.

NOTE 18 - EARNINGS PER-SHARE

Earnings per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding. Earnings per share - diluted is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.

	Year ended December 31,
(Dollars in thousands, except share data)	2005	2004	2003
Basic earnings per share:
Net income available to common shareholders	$7,094	$5,800	$5,002
Average basic common shares outstanding	3,800,027	3,815,934	3,488,853
Basic earnings per share	$1.87	$1.52	$1.43

Diluted earnings per share:
Net income available to common shareholders	$7,094	$5,800	$5,002
Average common shares outstanding - basic	3,800,027	3,815,934	3,488,853
Incremental shares from assumed conversions:
Restricted Stock	30,741	6,814	-
Stock options	78,983	113,610	183,653
Average diluted common shares outstanding	3,909,751	3,936,358	3,672,506
Diluted earnings per share	$1.82	$1.47	$1.36

The above computation of diluted earnings per share for the years ended December 2004 and 2003 does not include the following options that were outstanding at year-end since their exercise price was greater than the average market price of the common shares:

	2004	2003
Number of options	12,000	2,000
Weighted-average of these options
outstanding during the year	9,902	293
Weighted-average exercise price	$22.40	$19.33

NOTE 19 - INCOME TAXES

Income tax expense consisted of the following:

	Year ended December 31,
(Dollars in thousands)	2005	2004	2003
Currently payable:
Federal	$2,629	$1,841	$1,677
State	260	251	240
Total current	2,889	2,092	1,917
Deferred income tax provision (benefit)	(1,030)	(536)	(315)
Income tax expense	$1,859	$1,556	$1,602
Income tax expense (benefit) is allocated as follows:
To continuing operations	$2,479	$1,599	$1,663
To shareholders’ equity	(620)	(43)	(61)
Income tax expense	$1,859	$1,556	$1,602

The gross amounts of deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(Dollars in thousands)	2005	2004
Deferred tax assets:
Allowance for loan losses	$1,965	$1,736
Net operating loss carryforward - state	136	74
Deferred compensation	553	454
Nonaccrual of interest	64	83
Other real estate owned	9	35
Loans fees and costs	45	37
Director fees	27	17
Restricted stock	118	-
Available-for-sale securities	235	-
Deferred revenue	107	-
Total deferred tax assets	3,259	2,436

Deferred tax liabilities:
Accumulated depreciation	139	149
Available-for-sale securities	-	440
Loans fees and costs	-	-
Federal Home Loan Bank stock dividends	16	16
Investment property	2	2
Merger related, net	119	124
Core deposit intangibles	204	-
Prepaids	44	-
Total deferred tax liabilities	524	731
Net deferred tax asset recognized	$2,735	$1,705

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management has determined that it is more likely than not that the entire deferred tax asset at December 31, 2005 will be realized, and accordingly, has not established a valuation allowance. Net deferred tax assets are included in other assets.

NOTE 19 - INCOME TAXES - continued

A reconciliation of the income tax provision and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

	Year ended December 31,
(Dollars in thousands)	2005	2004	2003
Income tax at the statutory rate	$3,254	$2,516	$2,266
State income tax, net of federal income tax benefit	197	173	158
Tax-exempt interest income	(493)	(492)	(415)
Disallowed interest expense	48	32	35
Stock option compensation	(181)	(306)	(417)
Increase in cash surrender value of life insurance	(198)	(203)	(165)
Other, net	(148)	(121)	201
Income tax expense	$2,479	$1,599	$1,663

NOTE 20 - OTHER OPERATING EXPENSES

Other operating expenses are summarized below:

	Year ended December 31,
(Dollars in thousands)	2005	2004	2003
Banking and ATM supplies	$530	$564	$491
Directors’ fees	252	187	172
Mortgage loan department expenses	119	113	190
Data processing and supplies	670	568	483
Postage and freight	432	398	309
Professional fees	410	598	446
Telephone expenses	294	293	281
Prepayment penalty for FHLB advances	-	-	1,093
Other	1,982	1,932	1,745
Total	$4,689	$4,653	$5,210

NOTE 21 - RETIREMENT AND BENEFIT PLANS

The Company sponsors a voluntary nonleveraged employee stock ownership plan (ESOP) as part of a 401(k) savings plan covering substantially all full-time employees. The Company matches 75 cents per dollar, up to a maximum of 6% of employee compensation. Company contributions to the savings plan were $297,000, $277,000 and $213,000 in 2005, 2004, and 2003, respectively. The Company’s policy is to fund amounts approved by the Board of Directors. At December 31, 2005 and 2004, the savings plan owned 169,427 and 161,426 shares of the Company’s common stock purchased at an average cost of $17.74 and $17.45 per share, respectively, adjusted for the effects of stock dividends. The estimated value of shares held at December 31, 2005 and 2004 was $3,741,000 and $3,890,000, respectively.

The Company had an Incentive Plan for 2004 which provided incentive pay for outstanding accomplishments of officers and employees of the Company. Cash awards were based upon various performance measures including earnings per share growth and asset growth. Incentive payments accrued at December 31, 2005 and 2004 totaled $630,000 and $475,000, respectively.

The Company has an Executive Supplemental Compensation Plan that provides certain officers with salary continuation benefits upon retirement. The plan also provides for benefits in the event of early retirement, death, or substantial change of control of the Company. In connection with, but not directly related to, the Executive Supplemental Compensation Plan, life insurance contracts were purchased on the officers. No insurance premiums were paid in the years ended December 31, 2005, 2004, or 2003.

NOTE 21 - RETIREMENT AND BENEFIT PLANS - continued

During 1999, certain officers opted out of the Executive Supplemental Compensation Plan. Under a new agreement, split-dollar life insurance policies were obtained on the lives of these officers. The officers are entitled to all of the benefits of these policies, with the exception of the premiums paid by the Company. There was no expense associated with this plan in 2005, 2004, or 2003. No insurance premiums were paid on the plan during 2005 or 2004.

In 2002, the Company purchased Bank Owned Life Insurance (BOLI) Policies on certain key officers of the Company. Earnings on such policies will be used to offset expenses associated with retirement benefits for these officers. There were no premiums paid on the policies during the years ended December 31, 2005, 2004 or 2003. The policies increased their cash values by $415,000 and $341,000 during 2005 and 2004, respectively. Cash values at December 31, 2005 and 2004 were $10,335,000 and $9,920,000, respectively.

NOTE 22 - UNUSED LINES OF CREDIT

As of December 31, 2005, the subsidiary bank had unused lines of credit to purchase federal funds from unrelated banks totaling $34,231,000. These lines of credit are available on a one to thirty day basis for general corporate purposes. The lenders have reserved the right not to renew their respective lines. The Bank also has a line of credit to borrow funds from the Federal Home Loan Bank up to 25% of the Bank’s total assets which provided total availability of $149,610,000 at December 31, 2005. As of December 31, 2005, the Bank had borrowed $57,225,000 on this line.

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

NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2005		2004
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	FairValue
Financial Assets:
Cash and due from banks	$18,806	$18,806	$9,053	$9,053
Interest-bearing deposit accounts	31	31	75	75
Securities available-for-sale	70,232	70,232	71,119	71,119
Securities held-to-maturity	380	391	425	455
Nonmarketable equity securities	5,275	5,275	6,052	6,052
Cash surrender value of life insurance	13,482	13,482	12,900	12,900
Loans and loans held for sale	465,892	459,447	426,884	421,432
Accrued interest receivable	2,666	2,666	2,136	2,136

Financial Liabilities:
Demand deposit, interest bearing
transaction, and savings accounts	$262,350	$262,350	$237,832	$237,832
Certificates of deposit and other time deposits	171,296	172,084	142,525	142,835
Federal funds purchased and securities
sold under agreements to repurchases	49,099	49,099	43,978	43,978
Advances from the Federal Home Loan Bank	57,225	57,489	66,325	65,766
Accrued interest payable	1,321	1,321	736	736

NOTE 24 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY)

Condensed financial statements for Community Capital Corporation (Parent Company Only) follow:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2005	2004
Assets
Cash and cash equivalents	$63	$46
Investment in banking subsidiary	54,154	53,782
Nonmarketable equity securities	-	500
Premises and equipment, net	1,005	1,048
Other assets	595	1,114
Total assets	$55,817	$56,490

Liabilities and Shareholders’ Equity
Notes payable to subsidiary	$1,043	$1,094
Other liabilities	269	293
Total liabilities	1,312	1,387
Common stock	4,751	4,661
Nonvested restricted stock	(595)	(183)
Capital surplus	46,929	45,751
Retained earnings	20,893	16,653
Accumulated other comprehensive income (expense)	(421)	785
Treasury stock	(17,052)	(12,564)
Total shareholders’ equity	54,505	55,103
Total liabilities and shareholders’ equity	$55,817	$56,490

Condensed Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2005	2004	2003
Income:
Dividend income from subsidiary	$5,050	$10,850	$650
Dividend income from equity securities	-	-	14
Net gain on sale of nonmarketable equity securities	1,092	-	467
Other interest income	10	7	17
Other income	3	8	246
Total income	6,155	10,865	1,394

Expenses:
Salaries	304	43	16
Net occupancy expense	(75)	(34)	132
Furniture and equipment expense	36	65	70
Interest expense	70	54	70
Other operating expenses	334	417	394
Total expense	669	545	682
Income before income taxes and equity in undistributed
earnings of subsidiary	5,486	10,320	712
Income tax expense (benefit)	31	501	186
Income before equity in undistributed earnings of subsidiary	5,517	10,821	898
Equity in undistributed earnings and (losses) of subsidiary	1,577	(5,021)	4,104
Net income	$7,094	$5,800	$5,002

NOTE 24 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2005	2004	2003
Operating activities:
Net income	$7,094	$5,800	$5,002
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed (earnings) losses of banking subsidiary	(1,577)	5,021	(4,104)
Depreciation and amortization expense	77	110	174
Amortization of deferred compensation on restricted stock	292	30	-
Deferred taxes	100	(740)	(451)
Gain on sale of nonmarketable equity securities	(1,092)	-	(467)
Loss on sale of fixed assets	-	9	-
Increase (decrease) in other liabilities	(24)	27	(96)
Decrease in other assets	417	436	472
Net cash provided by operating activities	5,287	10,693	530

Investing activities:
Purchase of premises and equipment	(34)	(10)	(9)
Proceeds from sales of premises and equipment	-	385	-
Proceeds from sales on nonmarketable equity securities	1,592	-	1,287
Net assets acquired in bank acquisition	-	11,229	-
Transfer of assets to Bank	-	(18,455)	-
Net cash provided (used) by investing activities	1,558	(6,851)	1,278

Financing activities:
Dividends paid	(2,853)	(1,936)	(1,158)
Proceeds from exercise of stock options	564	1,035	2,936
Repayments on borrowings from subsidiary	(51)	(118)	(765)
Purchase of treasury stock	(4,488)	(2,886)	(5,535)
Net cash used by financing activities	(6,828)	(3,905)	(4,522)

Net increase (decrease) in cash and cash equivalents	17	(63)	(2,714)

Cash and cash equivalents, beginning of year	46	109	2,823

Cash and cash equivalents, end of year	$63	$46	$109

Supplemental noncash investing activities:
Stock issued in connection with Bank of
Abbeville acquisition	$-	$7,612	$-

Transfer net assets acquired in Bank of
Abbeville acquisition to Bank	-	(2,942)	-

NOTE 25 - QUARTERLY DATA (UNAUDITED)

	December 31,
	2005				2004
(Dollars in thousands	Fourth	Third	Second	First	Fourth	Third	Second	First
except per share)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$8,347	$7,942	$7,501	$7,088	$6,927	$6,589	$6,280	$5,612
Interest expense	3,172	2,841	2,595	2,350	1,959	1,711	1,488	1,404

Net interest income	5,175	5,101	4,906	4,738	4,968	4,878	4,792	4,208

Provision for loan losses	400	225	100	100	300	350	450	100

Net interest income after
provision for loan losses	4,775	4,876	4,806	4,638	4,668	4,528	4,342	4,108
Noninterest income	2,467	1,643	1,721	1,496	1,582	1,358	1,471	1,196
Noninterest expenses	4,030	4,264	4,490	4,065	4,121	3,886	4,142	3,705

Income before taxes	3,212	2,255	2,037	2,069	2,129	2,000	1,671	1,599
Income tax expense	920	615	408	536	533	486	255	325

Net income	$2,292	$1,640	$1,629	$1,533	$1,596	$1,514	$1,416	$1,274

Earnings per share:
Basic	0.62	0.43	0.42	0.40	0.42	0.39	0.36	0.35
Diluted	0.60	0.42	0.41	0.39	0.41	0.38	0.35	0.34

EXHIBIT INDEX

Exhibit
Number	Description

2.1[1]	Merger Agreement dated as of October 15, 2003 between Community Capital Corporation and Abbeville Capital Corporation
3.1[2]	Articles of Incorporation of Registrant
3.2[2]	Articles of Amendment to Articles of Incorporation of Registrant (re: Change of Name)
3.3[3]	Amended and Restated Bylaws of Registrant
4.1[4]	Form of Common Stock Certificate. (The rights of security holders of the Registrant are set forth in the Registrant’s Articles of Incorporation and Bylaws included as Exhibits 3.1 through 3.3.)
10.3[2]	*Registrant’s Executive Supplemental Income Plan (Summary) and form of Executive Supplemental Income Agreement
10.4[2]	*Registrant’s Management Incentive Compensation Plans (Summary)
10.6[4]	Lease Agreement With Options dated June 11, 1996 between Robert C. Coleman and the Registrant
10.18[5]	*1997 Stock Incentive Plan, as amended
10.21[6]	*Salary Continuation Agreement between CapitalBank and William G. Stevens dated October 17, 2002
10.22[6]	*Salary Continuation Agreement between CapitalBank and Ralph W. Brewer dated October 17, 2002
10.23[6]	*Split Dollar Agreement between CapitalBank and Ralph W. Brewer dated October 17, 2002
10.24[6]	*Salary Continuation Agreement between CapitalBank and Helen A. Austin dated October 17, 2002
10.25[6]	*Split Dollar Agreement between CapitalBank and Helen A. Austin dated October 17, 2002
10.26[6]	*Salary Continuation Agreement between CapitalBank and James A. Lollis dated October 17, 2002
10.27[6]	*Split Dollar Agreement between CapitalBank and James A. Lollis dated October 17, 2002
10.28[6]	*Salary Continuation between CapitalBank and Taylor T. Stokes dated October 17, 2002
10.29[6]	*Split Dollar Agreement CapitalBank and Taylor T. Stokes dated October 17, 2002
10.30[6]	*Salary Continuation Agreement between CapitalBank and Walter G. Stevens dated October 17, 2002
10.31[6]	*Split Dollar Agreement between CapitalBank and Walter G. Stevens dated October 17, 2002
10.32[6]	*Salary Continuation Agreement between CapitalBank and Sonja Hazel Hughes dated October 17, 2002
10.33[6]	*Salary Continuation Agreement between CapitalBank and Steve O. White dated October 17, 2002
10.37[7]	Marketing Agreement dated May 21, 2003, by and between CapitalBank and Benefit Coordinators, Inc.
10.39[5]	*Split Dollar Agreement between CapitalBank and William G. Stevens dated December 31, 2003
10.40[5]	*Split Dollar Agreement between CapitalBank and Steve O. White dated December 31, 2003
10.44[8]	*Restricted Stock Agreement
10.45[9]	*2004 Equity Incentive Plan
10.46[10]	Banking Support Services Master Agreement between CapitalBank and First-Citizens Bank & Trust Company dated June 15, 2005
10.48[11]	Share Repurchase Agreement between Community Capital Corporation and FIG Partners, LLC dated August 18, 2005
10.49[12]	*First Amendment to Salary Continuation Agreement between CapitalBank and Steve O. White dated January 10, 2006
14[5]	Code of Ethics
21.1[13]	Subsidiaries of the Registrant
23.1	Consent of Elliott Davis, LLC
24.1	Directors’ Powers of Attorney
E-1

31.1	Rule 13a-14(a)/15d-14(a) Certification by William G. Stevens
31.2	Rule 13a-14(a)/15d-14(a) Certification by R. Wesley Brewer
32	Section 1350 Certifications

1	Incorporated by reference to Appendix A of the Proxy Statement/Prospectus filed in connection with the Registrant’s Registration Statement on Form S-4 on December 2, 2003 (File No. 333-110870).
2	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Registration Statement on Form S-4 on December 2, 2003 (File No. 333-110870).
3	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Form 8-K on August 3, 2004.
4	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Registration Statement on Form S-2 initially filed on December 20, 1996 (File No. 333-18457).
5	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s 10-K for the fiscal year ended December 31, 2003 and filed on March 26, 2004.
6	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s 10-Q for the quarter ended September 30, 2002 and filed on November 13, 2002.
7	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on May 22, 2003.
8	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and filed on November 9, 2004.
9	Incorporated by reference to Appendix A of Amendment No. 1 to the Registrant’s Proxy Statement filed on April 26, 2004.
10	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on June 20, 2005.
11	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on August 18, 2005.
12	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on January 11, 2006.
13	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s 10-K for the fiscal year ended December 31, 2001 and filed on March 28, 2002.

* Management contract or compensation plan or arrangement.

E-2