Form 10-Q
period 2006-03-31
COMMUNITY CAPITAL CORP /SC/
filed 2006-05-12
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [_]  Accelerated Filer [_]  Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING YEAR

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES [_]  NO [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
3,758,981 shares of common stock, $1.00 par value, as of April 25, 2006

COMMUNITY CAPITAL CORPORATION

Index

PART I. - FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - March 31, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations -
Three months ended March 31, 2006 and 2005	4

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
Three months ended March 31, 2006 and 2005	5

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2006 and 2005	6

Notes to Condensed Consolidated Financial Statements	7-9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10-18

Item 3. Quantitative and Qualitative Disclosure About Market Risk	18

Item 4. Controls and Procedures	19-20

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Under Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	22

Item 6. Exhibits	22

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Balance Sheets

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements
	March 31,	December 31,
(Dollars in thousands)	2006	2005
Assets	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$20,661	$18,806
Interest-bearing deposit accounts	170	31
Total cash and cash equivalents	20,831	18,837
Securities:
Securities available-for-sale	70,812	70,232
Securities held-to-maturity (estimated fair value of $389 at March 31, 2006 and $391 at December 31, 2005)	380	380
Nonmarketable equity securities	5,824	5,275
Total securities	77,016	75,887

Loans held for sale	922	389

Loans receivable	492,890	465,892
Less allowance for loan losses	(6,062)	(6,324)
Loans, net	486,828	459,568
Premises and equipment, net	14,369	13,691
Accrued interest receivable	2,967	2,666
Intangible assets	10,794	10,918
Cash surrender value of life insurance	13,609	13,482
Other assets	3,714	3,352
Total assets	$631,050	$598,790
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$63,508	$59,286
Interest-bearing	397,185	374,360
Total deposits	460,693	433,646
Federal funds purchased and securities sold under agreements to repurchase	41,587	49,099
Advances from the Federal Home Loan Bank	67,200	57,225
Other short-term borrowings	2,000	-
Accrued interest payable	1,330	1,321
Other liabilities	2,781	2,994
Total liabilities	575,591	544,285
Shareholders' Equity
Common stock, $1.00 par value; 10,000,000 shares authorized, 4,787,947 and 4,751,301 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	4,788	4,751
Nonvested restricted stock	(893)	(595)
Capital surplus	47,457	46,929
Accumulated other comprehensive loss	(573)	(421)
Retained earnings	21,802	20,893
Treasury stock at cost; 1,029,322 and 1,026,227 shares at March 31, 2006 and December 31, 2005, respectively	(17,122)	(17,052)
Total shareholders' equity	55,459	54,505
Total liabilities and shareholders' equity	$631,050	$598,790

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2006	2005
Interest income:
Loans, including fees	$8,052	$6,296
Investment securities:
Taxable	447	387
Tax-exempt	313	336
Nonmarketable equity securities	75	59
Other interest income	1	10
Total	8,888	7,088

Interest expense:
Deposits	2,729	1,803
Federal Home Loan Bank advances	621	399
Other interest expense	507	148
Total	3,857	2,350

Net interest income	5,031	4,738
Provision for loan losses	-	100
Net interest income after provision for loan losses	5,031	4,638

Other operating income:
Service charges on deposit accounts	622	730
Residential mortgage origination fees	165	178
Commissions from sales of mutual funds	21	39
Income from fiduciary activities	273	206
Gain on sales of securities available-for-sale	-	21
Gain on sale of fixed assets	2	-
Other operating income	277	322
Total	1,360	1,496

Other operating expenses:
Salaries and employee benefits	2,571	2,327
Net occupancy expense	280	246
Amortization of intangible assets	125	131
Furniture and equipment expense	197	231
Other operating expenses	1,235	1,130
Total	4,408	4,065

Income before income taxes	1,983	2,069
Income tax provision	510	536

Net income	$1,473	$1,533

Basic net income per share	$0.40	$0.40
Diluted net income per share	$0.39	$0.39

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the three months ended March 31, 2006 and 2005
(Unaudited)

(Dollars in thousands)	Common Stock		Nonvested Restricted	Capital	Retained	Accumulated Other Compre-hensive	Treasury
	Shares	Amount	Stock	Surplus	Earnings	Income	Stock	Total
Balance, December 31, 2004	4,660,944	$4,661	$(183)	$45,751	$16,653	$785	$(12,564)	$55,103

Net income					1,533			1,533

Other comprehensive loss, net of tax benefit						(636)		(636)

Comprehensive income								897

Exercise of stock options	21,689	21		221				242

Issuance of restricted stock	30,600	31	(704)	673				-

Amortization of deferred compensation on restricted stock			63					63

Dividends paid ($0.15 per share)					(581)			(581)

Purchase of treasury stock (4,800 shares)							(111)	(111)

Balance, March 31, 2005	4,713,233	$4,713	$(824)	$46,645	$17,605	$149	$(12,675)	$55,613

Balance, December 31, 2005	4,751,301	$4,751	$(595)	$46,929	$20,893	$(421)	$(17,052)	$54,505

Net income					1,473			1,473

Other comprehensive loss, net of tax benefit						(152)		(152)

Comprehensive income								1,321

Exercise of stock options	19,296	20		149				169

Issuance of restricted stock	17,350	17	(396)	379				-

Amortization of deferred compensation on restricted stock			98					98

Dividends paid ($0.15 per share)					(564)			(564)

Purchase of treasury stock (3,095 shares)							(70)	(70)

Balance, March 31, 2006	4,787,947	$4,788	$(893)	$47,457	$21,802	$(573)	$(17,122)	$55,459

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net Income	$1,473	$1,533
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	217	217
Provision for possible loan losses	-	100
Amortization of intangible assets	124	131
Amortization less accretion on investments	3	6
Amortization of deferred loan costs	240	188
Amortization of deferred compensation on restricted stock	98	63
Gains on sales of securities available-for-sale	-	(21)
Loss on sale of other real estate	14	18
Gain on sale of fixed assets	(2)	-
Disbursements for mortgages held for sale	(5,183)	(7,341)
Proceeds of sales of mortgages held for sale	4,650	6,812
Increase in interest receivable	(301)	(12)
Increase in interest payable	9	296
Increase in other assets	(499)	(455)
Decrease in other liabilities	(213)	(40)
Net cash provided by operating activities	630	1,495

Cash flows from investing activities:
Net increase in loans to customers	(27,500)	(2,814)
Purchases of securities available-for-sale	(2,495)	(4,005)
Proceeds from maturities and sales of securities available-for-sale	1,682	2,057
Purchases of nonmarketable equity securities	(549)	(132)
Proceeds from sales of nonmarketable equity securities	-	946
Proceeds from sales of other real estate	74	66
Purchases of premises and equipment	(896)	(370)
Proceeds from sales of premises and equipment	3	10
Net cash used by investing activities	(29,681)	(4,242)

Cash flows from financing activities:
Net increase in deposit accounts	27,047	59,735
Net decrease in federal funds purchased and repos	(7,512)	(26,929)
Advances of Federal Home Loan Bank borrowings	50,000	-
Repayments of Federal Home Loan Bank borrowings	(40,025)	(21,025)
Advances of other short-term borrowings	2,000	-
Dividends paid	(564)	(581)
Proceeds from exercise of stock options	169	242
Purchase of treasury stock	(70)	(111)
Net cash provided by financing activities	31,045	11,331

Net increase in cash and cash equivalents	1,994	8,584

Cash and cash equivalents, beginning of period	18,837	9,128

Cash and cash equivalents, end of period	$20,831	$17,712

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2006 and for the interim periods ended March 31, 2006 and 2005 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in our 2005 Annual Report.

Note 2 - Supplemental Cash Flow Information

(Dollars in thousands)	Three Months Ended March 31,
	2006	2005
Cash paid during the period for:
Income taxes	$693	$306
Interest	3,848	2,054

Noncash investing and financing activities:
Foreclosures on loans	$-	$29

Note 3 - Shareholders' Equity

During the first three months of 2006, there were 19,296 options exercised by our employees and directors with total proceeds of $169,000 at an average exercise price of $8.76. At March 31, 2006, 155,166 options remain unexercised. All options outstanding were fully vested as of March 31, 2006 and 2005, and for the three month periods then ended. On January 19, 2006, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on March 3, 2006. Total cash paid for cash dividends during the three month period ended March 31, 2006 was $564,000. We issued 17,350 shares of restricted stock on February 1, 2006 at a price of $22.85 per share. The shares cliff vest in three years and are fully vested on February 1, 2009. We redeemed 3,095 shares during the first three months of 2006 through a previously announced stock buyback program, with total proceeds of $70,000 at an average price of $22.62.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

(Dollars in thousands, except per share)	Three Months Ended March 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,473	3,709,236	$0.40
Effect of dilutive securities
Stock options	-	58,557
Unvested restricted stock	-	34,636
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,473	3,802,429	$0.39

(Dollars in thousands, except per share)	Three Months Ended March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,533	3,830,185	$0.40
Effect of dilutive securities
Stock options	-	98,985
Unvested restricted stock	-	30,631
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,533	3,959,801	$0.39

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Comprehensive Income

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects:

	Three Months Ended March 31, 2006
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(230)	$78	$(152)
Less: reclassification adjustment for gains realized in net income	-	-	-
Net unrealized gains (losses) on securities	(230)	78	(152)

Other comprehensive income (loss)	$(230)	$78	$(152)

	Three Months Ended March 31, 2005
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(944)	$322	$(622)
Less: reclassification adjustment for gains realized in net income	(21)	7	(14)
Net unrealized gains (losses) on securities	(965)	329	(636)

Other comprehensive income (loss)	$(965)	$329	$(636)

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2006 compared to December 31, 2005 and the results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

Results of Operations

Net Interest Income

For the three months ended March 31, 2006, net interest income, the major component of our net income, was $5,031,000 compared to $4,738,000 for the same period of 2005, an increase of $293,000 or 6.18%. The average rate realized on interest-earning assets increased to 6.60% from 5.78%, while the average rate paid on interest-bearing liabilities increased to 3.17% from 2.12% for the three month periods ended March 31, 2006 and 2005, respectively.

The tax-effected net interest spread and net interest margin were 3.43% and 3.78%, respectively, for the three-month period ended March 31, 2006, compared to 3.66% and 3.90% for the three month period ended March 31, 2005.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. For the three months ended March 31, 2006, there was no provision expense, as compared to $100,000 for the same period in 2005. At March 31, 2006, criticized and classified loans totaled $13,357,000, an increase of $2,221,000 from $11,136,000 at March 31, 2005. Our nonperforming and impaired loans totaled $3,164,000 at March 31, 2006 compared to $2,348,000 at March 31, 2005. The allowance for loan losses was 1.23% of total loans at March 31, 2006, as compared to 1.37% at March 31, 2005. The allowance for loan losses as a percentage of total loans has declined since March 31, 2005, as a result of a refinement in calculation methodology that places more emphasis on our historical portfolio performance thereby providing a more accurate forecast of potential future losses. As a result, we believe the current level of the allowance is adequate.

Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at March 31, 2006 to meet presently known and inherent risks in the loan portfolio.

Noninterest Income

Total noninterest income for the three months ended March 31, 2006 was $1,360,000, a decrease of $136,000, or 9.09% compared to $1,496,000 for the three months ended March 31, 2005.

Service charge income decreased $108,000 or 14.79% from $730,000 for the three months ended March 31, 2005 to $622,000 for the three months ended March 31, 2006. The decrease is mainly due to a reduction in NSF return charges. Residential mortgage origination fees decreased $13,000, or 7.30% from $178,000 for the three months ended March 31, 2005 to $165,000 for the three months ended March 31, 2006. The income from fiduciary activities increased $67,000, or 32.52% for the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005. The increase is primarily a result of our continuing successful efforts to expand assets under management in our wealth management group. Commissions from the sales of mutual funds decreased $18,000, or 46.15% from the three months ended March 31, 2005 to the three months ended March 31, 2006.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income - continued

We realized a net gain on the sale of fixed assets of $2,000 for the first quarter of 2006 compared to no gains for the same period in 2005. We realized no gains on the sales of securities available-for-sale for the three months ended March 31, 2006 compared to a gain of $21,000 for the three months ended March 31, 2005. Other operating income decreased $45,000, or 13.98% from the three months ended March 31, 2005 to the three months ended March 31, 2006.

Noninterest Expense

Total noninterest expense for the first three months of 2006 was $4,408,000, an increase of $343,000, or 8.44%, when compared to $4,065,000 for the first three months of 2005.

The primary component of noninterest expense is salaries and benefits, which increased $244,000, or 10.49%, from $2,327,000 for the three months ended March 31, 2005 to $2,571,000 for the three months ended March 31, 2006. Net occupancy expense increased $34,000 for the three month period ending March 31, 2006, an increase of 13.82% over the related period in 2005. The increased salaries and benefits expenses and net occupancy expenses are primarily the result of two new full-service branches located in Greenville, South Carolina, which opened in August, 2005, and Anderson, South Carolina, which opened in March 2006. Furniture and equipment expense for the first quarter of 2006 was $197,000, a decrease of $34,000, or 14.72%, compared to $231,000 for the first quarter of 2005. The amortization of intangible assets decreased $6,000, or 4.58% to $125,000 for the three month period ended March 31, 2006, from $131,000 for the three month period ended March 31, 2005. Other operating expenses were $1,235,000 for the three months ended March 31, 2006, as compared to $1,130,000 for the same period in 2005, an increase of $105,000, or 9.29%, which was primarily due to an increase in marketing expenses resulting from our new demand deposit campaign.

Income Taxes

For the three months ended March 31, 2006 and 2005, the effective income tax rate was 25.72% and 25.91%, respectively, and the income tax provision was $510,000 and $536,000, respectively.

Net Income

The combination of the above factors resulted in net income of $1,473,000 for the three months ended March 31, 2006 compared to $1,533,000 for the comparable period in 2005, a decrease of 3.91%.

Assets and Liabilities

During the first three months of 2006, total assets increased $32,260,000, or 5.39%, when compared to December 31, 2005. We experienced an increase of $26,998,000, or 5.79% in loans during the first three months of 2006. Total investment securities increased 1.49%, or $1,129,000, when compared to December 31, 2005. On the liability side, total deposits increased $27,047,000, or 6.24%, to $460,693,000 at March 31, 2006. Total federal funds purchased and repurchase agreements decreased $7,512,000 from $49,099,000 at December 31, 2005 to $41,587,000 at March 31, 2006, a decrease of 15.30%. This was offset by the increase in Federal Home Loan Bank borrowings which were $67,200,000 at March 31, 2006, compared to $57,225,000 at December 31, 2005. Other short-term borrowings were $2,000,000 at March 31, 2006, compared to no borrowings at December 31, 2005.

Investment Securities

Investment securities increased $1,129,000, or 1.49% to $77,016,000 at March 31, 2006 from $75,887,000 at December 31, 2005. As of March 31, 2006, securities available for sale totaling $43,455,000 were in an unrealized loss position. Of these, approximately 55.32%, or twelve individual securities, consisted of securities in a continuous loss position for twelve months or more. We have the ability and intent to hold these securities until such time as the value recovers or the securities mature. We believe, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans

Loans receivable increased $26,998,000, or 5.79%, since December 31, 2005. The largest increase was in real estate mortgage and commercial, which increased $19,840,000, or 7.72%, to $276,878,000 at March 31, 2006. Consumer installment loans increased $8,342,000, or 39.60%, to $29,408,000 at March 31, 2006. Commercial and agricultural loans increased $2,759,000, or 7.23% to $40,939,000 at March 31, 2006. Real estate construction loans decreased $4,691,000, or 4.40% to $102,013,000 at March 31, 2006. Balances within the major loan receivable categories as of March 31, 2006 and December 31, 2005 are as follows:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Commercial and agricultural	$40,939	$38,180
Real estate - construction	102,013	106,704
Real estate - mortgage and commercial	276,878	257,038
Home equity	42,081	41,259
Consumer, installment	29,408	21,066
Consumer, credit card and checking	1,571	1,645
	$492,890	$465,892

Risk Elements in the Loan Portfolio

We incorporate by reference under this heading the disclosures under the heading “Provision and Allowance for Loan Losses” under this Item 2 of Part I.

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)	March 31,
	2006	2005
Loans:
Nonaccrual and impaired loans	$2,432	$2,220
Accruing loans more than 90 days past due	$732	$128

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:
Criticized	$4,342	$4,163
Classified	$9,015	$6,973

Criticized and classified loans increased $2,221,000, or 19.94 % from March 31, 2005 to March 31, 2006. The increase was primarily due to four loan relationships which are all adequately secured. The loans 90 days or more past due and still accruing interest increased $604,000, or 471.88% from March 31, 2005 to March 31, 2006. This increase was primarily due to one relationship which is also well secured.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Risk Elements in the Loan Portfolio - continued

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	March 31,
	2006	2005
Balance, January 1,	$6,324	$5,808
Provision for loan losses for the period	-	100
Charge-offs	(317)	(50)
Recoveries	55	17

Balance, end of period	$6,062	$5,875

Gross loans outstanding, end of period	$492,890	$428,192

Allowance for loan losses to loans outstanding	1.23%	1.37%

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	March 31,
	2006	2005
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	2,432	2,220

Total impaired loans	$2,432	$2,220

Valuation allowance related to impaired loans	$133	$492

(Dollars in thousands)	March 31,
	2006	2005
Average investment in impaired loans	$3,021	$2,370

Interest income recognized on impaired loans	$14	$24

Interest income recognized on a cash basis on impaired loans	$14	$24

Total impaired loans increased $212,000, or 9.55%, from March 31, 2005 to March 31, 2006. The valuation allowance related to impaired loans decreased $359,000, or 72.97%, from March 31, 2005 to March 31, 2006. The reduction in valuation allowance related to impaired loans is primarily due to one relationship in which the bank’s lien position improved significantly, thereby reducing the amount of impairment. Furthermore, the level of impaired loans is increased primarily due to one relationship. However, because a significant portion of this relationship was written down during the quarter, the allowance for impaired loans was unchanged.

Premises and Equipment

Our purchases of fixed assets during the first three months of 2006 totaled $896,000. Total fixed assets, net of depreciation, increased $678,000 during the first three months of 2006. The increase in additions during the first quarter of 2006 were primarily due to a new full-service branch located in Anderson, South Carolina which opened in March 2006.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Deposits

Total deposits increased $27,047,000, or 6.24%, to $460,693,000 at March 31, 2006 from $433,646,000 at December 31, 2005. Expressed in percentages, noninterest-bearing deposits increased 7.12% from $59,286,000 at December 31, 2005 to $63,508,000 at March 31, 2006, and interest-bearing deposits increased 6.10% from $397,185,000 at December 31, 2005 to $374,360,000 at March 31, 2006.

Balances within the major deposit categories as of March 31, 2006 and December 31, 2005 are as follows:

(Dollars in thousands)	March 31, 2006	December 31, 2005

Noninterest-bearing demand deposits	$63,508	$59,286
Interest-bearing demand deposits	69,434	74,729
Money market accounts	103,268	89,327
Savings deposits	39,058	39,008
Certificates of deposit	185,425	171,296

	$460,693	$433,646

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us increased $9,975,000 to $67,200,000 as of March 31, 2006 compared to $57,225,000 at December 31, 2005. Of the $67,200,000 in advances with Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
09/05/08	3.03% - fixed, callable 09/05/06	$5,400
02/02/09	4.95% - fixed	300
03/17/10	5.92% - fixed, callable 06/19/06	5,000
05/19/10	4.28% - adjustable on 04/19/06, callable 05/19/06	15,000
09/29/10	4.46% - adjustable on 06/29/06, callable 09/29/06	6,500
03/14/11	4.63% - fixed, callable 03/14/07	10,000
03/28/11	4.68% - fixed, callable 03/28/08	10,000
06/03/15	3.36% - fixed, callable 06/03/08	15,000
		$67,200

Other Short-term Borrowings

At March 31, 2006 and December 31, 2005, we had a revolving line of credit in the amount of $10,000,000, with another bank maturing on February 6, 2007. As of March 31, 2006, we borrowed $2,000,000 from this line of credit to provide proceeds to increase the capital investment in the Bank. The line of credit bears interest at the 30 day LIBOR rate plus 1.75%, which at March 31, 2006 was 6.38%. We have pledged all of the stock of the Bank as collateral for this line of credit. The line of credit agreement contains various covenants related to net income and asset quality. As of March 31, 2006, the Bank believes it was in compliance with all covenants. We anticipate renewing this line of credit.

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

The following table summarizes capital ratios and the regulatory minimum requirements at March 31, 2006:

	Tier 1	Total	Tier 1
	Risk-based	Risk-based	Leverage
Actual ratio:
Community Capital Corporation	8.87%	10.06%	7.50%
CapitalBank	9.14%	10.33%	7.73%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

We anticipate issuing trust preferred securities during the second quarter of 2006 to enhance our risked-based capital position.

Liquidity and Capital Resources

Shareholders’ equity was increased by the $169,000 in proceeds from the exercise of stock options and net income of $1,473,000. Due to changes in the market rates of interest, the fair value of our securities available for sale decreased, which had the effect of decreasing shareholder’s equity by $152,000, net of deferred taxes, for the three months ended March 31, 2006 when compared to December 31, 2005. Total equity was also reduced by cash dividends paid during the three months ended March 31, 2006 which totaled $564,000, and was also reduced by $70,000 in cash paid to purchase our stock through our buyback program.

For the near term, maturities and sales of securities available-for-sale are expected to be a source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities. We also expect to build our deposit base. Advances from the Federal Home Loan Bank and our correspondent banks will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $90,400,000 in advances under the terms of our agreement with the Federal Home Loan Bank. We have $8,000,000 available in a revolving line of credit with another bank. Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $42,900,000 million of unused lines of credit to purchase federal funds.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2006, we had issued commitments to extend credit of $127,314,000 and standby letters of credit of $979,000 through various types of commercial lending arrangements. Approximately $88,316,000 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2006.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments to extend credit	$2,787	$3,920	$39,608	$46,315	$80,999	$127,314
Standby letters of credit	232	34	653	919	60	979
Total	$3,019	$3,954	$40,261	$47,234	$81,059	$128,293

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2005 as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates, which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and / or disclosure of financial information by the Company.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does note believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At March 31, 2006, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $188,748,000. This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and NOW accounts, which totaled $358,127,000 March 31, 2006.

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

Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing

COMMUNITY CAPITAL CORPORATION

Item 4. Controls and Procedures - continued

literature defines “material weakness” as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

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

Item 1A. Risk Factors

Information regarding risk factors appears in Part I - Item 1A - Risk Factors of our report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes from risk factors previously disclosed in our report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding our purchase of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

January 1, 2006 to January 31, 2006	3,095	$22.56	3,095	100,000

February 1, 2006 to February 28, 2006	-	-	-	100,000

March 1, 2006 to March 31, 2006	-	-	-	100,000

Total	3,095	$22.56	3,095	100,000

On August 18, 2005, we announced an agreement to repurchase up to an additional 200,000 shares of our common stock during the six month period beginning August 22, 2005. Of the 200,000 shares to be repurchased, 100,000 shares may be repurchased in private or open-market purchases, including block transactions. As of March 31, 2006, we have repurchased a cumulative total of 1,029,322 shares.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION - continued

Item 5. Other Information

On January 19, 2006 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.15 per share of common stock, which dividend was paid on March 3, 2006 to holders of record as of the close of business on February 17, 2006.

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

COMMUNITY CAPITAL CORPORATION

	By:	/s/ William G. Stevens

William G. Stevens President & Chief Executive Officer

Date: May 12, 2006	By:	/s/ R. Wesley Brewer
R. Wesley Brewer Chief Financial Officer