Form 10-Q
period 2006-06-30
COMMUNITY CAPITAL CORP /SC/
filed 2006-08-08
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006 or

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
Large Accelerated Filer (  )  Accelerated Filer (  )  Non-Accelerated Filer (X)

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
3,781,462 shares of common stock, $1.00 par value, as of July 19, 2006

COMMUNITY CAPITAL CORPORATION

Index

PART I. - FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - June 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations -
Six months ended June 30, 2006 and 2005 and three months ended June 30, 2006 and 2005	4

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
Six months ended June 30, 2006 and 2005	5

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2006 and 2005	6

Notes to Condensed Consolidated Financial Statements	7-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-25

Item 3. Quantitative and Qualitative Disclosure About Market Risk	25

Item 4. Controls and Procedures	25-26

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Under Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits	29

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Balance Sheets

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements
	June 30,	December 31,
(Dollars in thousands)	2006	2005
Assets	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$29,912	$18,806
Interest-bearing deposit accounts	35	31
Total cash and cash equivalents	29,947	18,837
Securities:
Securities available-for-sale	67,189	70,232
Securities held-to-maturity (estimated fair value of $388 at June 30, 2006 and $391 at December 31, 2005)	380	380
Nonmarketable equity securities	7,033	5,275
Total securities	74,602	75,887

Loans held for sale	970	389

Loans receivable	528,566	465,892
Less allowance for loan losses	(6,146)	(6,324)
Loans, net	522,420	459,568
Premises and equipment, net	14,450	13,691
Accrued interest receivable	3,116	2,666
Goodwill	7,418	7,418
Other intangible assets	3,254	3,500
Cash surrender value of life insurance	13,737	13,482
Other assets	4,648	3,352
Total assets	$674,562	$598,790

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$66,823	$59,286
Interest-bearing	414,655	374,360
Total deposits	481,478	433,646
Federal funds purchased and securities sold under agreements to repurchase	34,100	49,099
Advances from the Federal Home Loan Bank	87,175	57,225
Accrued interest payable	2,089	1,321
Junior subordinated debentures	10,310	-
Other liabilities	2,943	2,994
Total liabilities	618,095	544,285

Shareholders' Equity
Common stock, $1.00 par value; 10,000,000 shares authorized, 4,810,784 and 4,751,301 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	4,811	4,751
Nonvested restricted stock	(779)	(595)
Capital surplus	47,614	46,929
Accumulated other comprehensive loss	(840)	(421)
Retained earnings	22,783	20,893
Treasury stock at cost; 1,029,322 and 1,026,227 shares at June 30, 2006 and December 31, 2005, respectively	(17,122)	(17,052)
Total shareholders' equity	56,467	54,505
Total liabilities and shareholders' equity	$674,562	$598,790

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$17,053	$12,977	$9,001	$6,681
Investment securities:
Taxable	874	805	427	418
Tax-exempt	644	665	331	329
Nonmarketable equity securities	158	120	83	61
Other interest income	6	22	5	12
Total	18,735	14,589	9,847	7,501

Interest expense:
Deposits	6,044	3,833	3,315	2,030
Federal Home Loan Bank advances	1,385	808	764	409
Other interest expense	1,112	304	605	156
Total	8,541	4,945	4,684	2,595

Net interest income	10,194	9,644	5,163	4,906
Provision for loan losses	150	200	150	100
Net interest income after provision for loan losses	10,044	9,444	5,013	4,806

Other operating income:
Service charges on deposit accounts	1,287	1,523	665	793
Residential mortgage origination fees	337	399	172	221
Commissions from sales of mutual funds	108	93	87	54
Income from fiduciary activities	545	410	272	204
Gain on sales of securities available-for-sale	6	-	6	-
Gain on sale of fixed assets	2	124	-	124
Other operating income	532	647	255	325
Total	2,817	3,196	1,457	1,721

Other operating expenses:
Salaries and employee benefits	5,187	4,811	2,616	2,484
Net occupancy expense	552	480	272	234
Amortization of intangible assets	246	258	121	127
Furniture and equipment expense	412	471	215	240
Loss on sales of securities available-for-sale	-	86	-	107
Other operating expenses	2,443	2,428	1,208	1,298
Total	8,840	8,534	4,432	4,490

Income before income taxes	4,021	4,106	2,038	2,037
Income tax provision	1,000	944	490	408

Net income	$3,021	$3,162	$1,548	$1,629

Basic net income per share	$0.81	$0.82	$0.41	$0.42
Diluted net income per share	$0.79	$0.80	$0.41	$0.41

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the six months ended June 30, 2006 and 2005
(Unaudited)

(Dollars in thousands)	Common Stock		Nonvested Restricted Stock	Capital Surplus	Retained Earnings	Accumulated Other Compre-hensive Income	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2004	4,660,944	$4,661	$(183)	$45,751	$16,653	$785	$(12,564)	$55,103

Net income					3,162			3,162

Other comprehensive loss, net of tax benefit						(407)		(407)

Comprehensive Income								2,755

Exercise of stock options	52,422	52		433				485

Issuance of restricted stock	30,600	31	(704)	673				-

Amortization of deferred compensation on restricted Stock			139					139

Dividends paid ($0.30 per share)					(1,159)			(1,159)

Purchase of treasury stock (17,450 shares)							(392)	(392)

Balance, June 30, 2005	4,743,966	$4,744	$(748)	$46,857	$18,656	$378	$(12,956)	$56,931

Balance, December 31, 2005	4,751,301	$4,751	$(595)	$46,929	$20,893	$(421)	$(17,052)	$54,505

Net income					3,021			3,021

Other comprehensive loss, net of tax benefit						(419)		(419)

Comprehensive Income								2,602

Exercise of stock options	42,433	43		313				356

Issuance of restricted stock	17,350	17	(396)	379				-

Amortization of deferred compensation on restricted Stock			205					205

Forfeitures of restricted stock	(300)		7	(7)				-

Dividends paid ($0.30 per share)					(1,131)			(1,131)

Purchase of treasury stock (3,095 shares)							(70)	(70)

Balance, June 30, 2006	4,810,784	$4,811	$(779)	$47,614	$22,783	$(840)	$(17,122)	$56,467

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,021	$3,162
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	438	430
Provision for possible loan losses	150	200
Amortization of intangible assets	246	259
Amortization less accretion on investments	5	9
Amortization of deferred loan costs	516	431
Amortization of deferred compensation on restricted stock	205	139
(Gain) loss on sales of securities available-for-sale	(6)	86
Loss on sale of other real estate	14	30
Gain on sale of fixed assets	(2)	(124)
Disbursements of loans held for sale	(12,618)	(16,793)
Proceeds of loans held for sale	12,037	15,623
Increase in interest receivable	(450)	(446)
Increase in interest payable	768	309
Increase in other assets	(1,424)	(1,139)
Increase (decrease) in other liabilities	(51)	457
Net cash provided by operating activities	2,849	2,633

Cash flows from investing activities:
Net increase in loans to customers	(63,518)	(16,314)
Purchases of securities available-for-sale	(2,495)	(17,396)
Proceeds from maturities and sales of securities available-for-sale	4,904	12,763
Purchases of nonmarketable equity securities	(2,433)	(805)
Proceeds from sales of nonmarketable equity securities	675	946
Proceeds from sales of other real estate	75	68
Purchases of premises and equipment	(1,228)	(1,278)
Proceeds from sales of premises and equipment	33	543
Net cash used by investing activities	(63,987)	(21,473)

Cash flows from financing activities:
Net increase in deposit accounts	47,832	52,338
Net decrease in federal funds purchased and repos	(14,999)	(21,709)
Advances of Federal Home Loan Bank borrowings	85,000	45,000
Repayments of Federal Home Loan Bank borrowings	(55,050)	(51,050)
Advances of other short-term borrowings	2,000	-
Repayments of other short-term borrowings	(2,000)	-
Proceeds from the issuance of junior subordinated debentures	10,310	-
Dividends paid	(1,131)	(1,159)
Proceeds from exercise of stock options	356	485
Purchase of treasury stock	(70)	(392)
Net cash provided by financing activities	72,248	23,513

Net increase in cash and cash equivalents	11,110	4,673

Cash and cash equivalents, beginning of period	18,837	9,128

Cash and cash equivalents, end of period	$29,947	$13,801

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2006 and for the interim periods ended June 30, 2006 and 2005 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in our 2005 Annual Report.

Note 2 - Supplemental Cash Flow Information

(Dollars in thousands)	Six Months Ended June 30,
	2006	2005
Cash paid during the period for:
Income taxes	$2,103	$982
Interest	7,772	4,636

Noncash investing and financing activities:
Foreclosures on loans	$-	$98

Note 3 - Shareholders' Equity

During the first six months of 2006, there were 42,433 options exercised by our employees and directors with total proceeds of $355,000 at an average exercise price of $8.36. At June 30 2006, 131,368 options remain unexercised. All options outstanding were fully vested as of June 30, 2006 and 2005, and for the three and six month periods then ended. On January 19, 2006, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on March 3, 2006. On April 19, 2006, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on June 2, 2006. Total cash paid for cash dividends during the six month period ended June 30, 2006 was $1,131,000. We issued 17,350 shares of restricted stock on February 1, 2006 at a price of $22.85 per share. The shares cliff vest in three years and are fully vested on February 1, 2009. We redeemed 3,095 shares during the first six months of 2006 through a previously announced stock buyback program, with total proceeds of $70,000 at an average price of $22.62.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

(Dollars in thousands, except per share)	Six Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$3,021	3,722,737	$0.81
Income available to common shareholders
Effect of dilutive securities
Stock options	-	50,812
Unvested restricted stock	-	35,265
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$3,021	3,808,814	$0.79

(Dollars in thousands, except per share)	Six Months Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$3,162	3,841,247	$0.82
Effect of dilutive securities
Stock options	-	88,426
Unvested restricted stock	-	32,516
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$3,162	3,962,189	$0.80

(Dollars in thousands, except per share)	Three Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,548	3,736,089	$0.41
Effect of dilutive securities
Stock options	-	43,222
Unvested restricted stock	-	35,888
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,548	3,815,199	$0.41

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings Per Share - continued

(Dollars in thousands, except per share)	Three Months Ended June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,629	3,852,188	$0.42
Effect of dilutive securities
Stock options	-	78,042
Unvested restricted stock	-	34,379
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,629	3,964,609	$0.41

Note 5 - Comprehensive Income

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects:

	Six Months Ended June 30, 2006
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(629)	$214	$(415)
Less: reclassification adjustment for gains realized in net income	(6)	2	(4)
Net unrealized gains (losses) on securities	(635)	216	(419)

Other comprehensive income (loss)	$(635)	$216	$(419)

	Six Months Ended June 30, 2005
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(702)	$238	$(464)
Less: reclassification adjustment for gains realized in net income	86	(29)	57
Net unrealized gains (losses) on securities	(616)	209	(407)

Other comprehensive income (loss)	$(616)	$209	$(407)

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Comprehensive Income - continued

	Three Months Ended June 30, 2006
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(399)	$136	$(263)
Less: reclassification adjustment for gains realized in net income	(6)	2	(4)
Net unrealized gains (losses) on securities	(405)	138	(267)

Other comprehensive income (loss)	$(405)	$138	$(267)

	Three Months Ended June 30, 2005
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$242	$(84)	$158
Less: reclassification adjustment for gains realized in net income	107	(36)	71
Net unrealized gains (losses) on securities	349	(120)	229

Other comprehensive income (loss)	$349	$(120)	$229

Note 6 - Stock Based Compensation

On May 19, 2004, we terminated our 1997 Stock Incentive Plan and replaced it with the 2004 Equity Incentive Plan. Outstanding options issued under any former Plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At June 30, 2006 and June 30, 2005, there were 131,368 and 182,841, respectively, of options outstanding that had been issued under the plans.

There were no stock options granted during the three and six month periods ended June 30, 2006 and June 30, 2005.

A summary of the status of our stock option plans for the three months ended June 30, 2006 and June 30, 2005, and changes during the periods then ended are presented below:

	2006		2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	155,166	$14.84	214,347	$13.12
Exercised	23,137	8.04	30,733	7.89
Cancelled	661	17.14	773	8.99
Outstanding at end of period	131,368	16.02	182,841	14.02

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Stock Based Compensation - continued

A summary of the status of our stock option plans for the six months ended June 30, 2006 and June 30, 2005, and changes during the periods then ended are presented below:

	2006		2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	174,630	$14.16	236,455	$12.93
Exercised	42,433	8.36	52,422	9.26
Cancelled	829	15.51	1,192	8.77
Outstanding at end of period	131,368	16.02	182,841	14.02

Options exercisable at June 30, 2006 and June 30, 2005 were 131,368 and 182,841, respectively.

The following table summarizes information about the stock options outstanding under our plans at June 30, 2006:

			Weighted
			Average
	Options	Remaining	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price
Exercisable:
$9.50 to $12.50	36,143	0.67	$11.93
$14.10 to $15.00	46,000	1.53	14.32
$15.65 to $22.40	49,225	2.57	20.62
Total exercisable	131,368

The 2004 Equity Incentive Plan provides for the granting of restricted stock, statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as nonstatutory stock options, or stock appreciation rights of up to 225,000 shares of our common stock, to officers, employees, and directors. Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock options may not be less than the fair value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 50% of the fair value of a share on the effective date of grant. Any options that expire unexercised or are canceled become available for reissuance. No awards may be made on or after May 19, 2014. During 2006 and 2005, we issued 17,350 and 30,600 shares, respectively, of restricted stock pursuant to the 2004 Equity Incentive Plan. The shares cliff vest in three years and are fully vested on February 1, 2009 and January 21, 2008, respectively. The weighted-average fair value of restricted stock issued during 2006 and 2005 was $22.85 and $23.00, respectively. Compensation cost associated with these and prior issuances were $205,000 and $140,000 for the six months ended June 30, 2006 and 2005, respectively, and $107,000 and $77,000 for the three months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006, we had 300 shares of restricted stock that were forfeited. At June 30, 2006, we had 167,350 stock awards available for grant under the 2004 Equity Incentive Plan.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2006 compared to December 31, 2005 and the results of operations for the six and three months ended June 30, 2006 compared to the six and three months ended June 30, 2005. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

The following table sets forth, for the periods indicated, certain information related to our average balance sheet and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily balances throughout the periods indicated.

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended
	June 30, 2006			June 30, 2005
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$508,549	9,010	7.11%	$433,784	6,690	6.19%
Securities, taxable (3)	43,536	451	4.16%	42,480	417	3.94%
Securities, nontaxable (3)(4)	27,394	426	6.24%	29,385	459	6.27%
Nonmarketable equity securities	5,899	83	5.64%	5,445	61	4.49%
Fed funds sold and other	373	4	4.30%	1,624	12	2.96%
Total earning assets	585,751	9,974	6.83%	512,718	7,639	5.98%
Non-earning assets	61,396			50,054
Total assets	$647,147			$562,772

Liabilities:
Interest bearing liabilities:
Interest bearning transaction accounts	177,854	1,201	2.71%	158,267	556	1.41%
Savings accounts	39,210	189	1.93%	40,547	158	1.56%
Time deposits	187,956	1,926	4.11%	176,319	1,316	2.99%
Other short-term borrowings	45,713	572	5.02%	23,683	153	2.59%
Federal Home Loan Bank borrowings	67,568	764	4.54%	49,899	409	3.29%
Junior subordinated debentures	1,813	32	7.08%		-	-
Obligations under capital leases	-	-	-	110	3	10.94%
Total interest bearing liabilities	520,114	4,684	3.61%	448,825	2,595	2.32%
Non-interest bearing liabilities	70,210			57,763
Shareholders’ equity	56,823			56,184
Total liabilities and shareholders’ equity	$647,147			$562,772
Net interest spread			3.22%			3.66%
Net interest income/margin		$5,290	3.62%		$5,044	3.95%

COMMUNITY CAPITAL CORPORATION

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

(1) Annualized for the three month period.
(2) The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(3)  Average investment securities exclude the valuation allowance on securities available-for-sale.
(4)  Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

The tax-effected net interest spread and net interest margin were 3.22% and 3.62%, respectively, for the three month period ended June 30, 2006, compared to 3.66% and 3.95% for the three month period ended June 30, 2005. During the three months ended June 30, 2006, earning assets averaged $585,751,000, compared to $512,718,000 for the three months ended June 30, 2005. Interest earning assets exceeded interest earning liabilities by $65,637,000, and $63,893,000 for the three month periods ended June 30, 2006 and June 30, 2005, respectively. Our margin continues to be negatively impacted by the flat yield curve interest rate environment and our rapid asset generation which has caused us to rely, more than we have historically, on higher cost wholesale funds. We expect downward pressure on our margin to continue as long as the two conditions described above persist.

For the three months ended June 30, 2006, our tax-effected net interest income, the major component of our net income, was $5,290,000 compared to $5,044,000 for the same period of 2005, an increase of $246,000 or 4.88%. The average rate realized on interest-earning assets increased to 6.83% from 5.98%, while the average rate paid on interest-bearing liabilities increased to 3.61% from 2.32% for the three month periods ended June 30, 2006 and 2005, respectively.

Our tax-effected interest income for the three months ended June 30, 2006 was $9,974,000, which consisted of $9,010,000 on loans, $960,000 on investments, and $4,000 on fed funds sold and interest bearing deposits with correspondent banks. The tax-effected income for the three months ended June 30, 2005 was $7,639,000, which consisted of $6,690,000 on loans, $937,000 on investments, and $12,000 on fed funds sold and interest bearing deposits with correspondent banks. Interest on loans for the three months ended June 30, 2006 and June 30, 2005, represented 90.33% and 87.58%, respectively, of total interest income. Average loans represented 86.82% and 84.60% of average earning assets for the three month periods ended June 30, 2006 and June 30, 2005, respectively.

Interest expense for the three months ended June 30, 2006 was $4,684,000, which consisted of $3,316,000 related to deposits and $1,368,000 related to other borrowings. Interest expense for the three months ended June 30, 2005 was $2,595,000 which consisted of $2,030,000 related to deposits and $562,000 related to other borrowings. Interest expense on deposits for the three months ended June 30, 2006 and June 30, 2005 represented 70.79% and 78.23%, respectively, of total interest expense. Average interest bearing deposits represented 77.88% and 83.58% of average interest bearing liabilities for the three months ended June 30, 2006 and June 30, 2005, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Average Balances, Income and Expenses, and Rates

	For the Six Months Ended
	June 30, 2006			June 30, 2005
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$492,902	17,069	6.98%	$431,389	12,994	6.07%
Securities, taxable (3)	43,643	899	4.15%	41,297	805	3.93%
Securities, nontaxable (3)(4)	27,705	861	6.27%	29,806	929	6.29%
Nonmarketable equity securities	5,681	158	5.61%	5,509	120	4.39%
Fed funds sold and other	202	6	5.99%	1,691	22	2.62%
Total earning assets	570,133	18,993	6.72%	509,692	14,870	5.88%
Non-earning assets	60,652			49,619
Total assets	$630,785			$559,311

Liabilities:
Interest bearing liabilities:
Interest bearning transaction accounts	171,842	2,123	2.49%	156,742	1,049	1.35%
Savings accounts	38,802	352	1.83%	39,453	300	1.53%
Time deposits	184,606	3,566	3.90%	174,562	2,484	2.87%
Other short-term borrowings	46,225	1,083	4.72%	25,262	297	2.37%
Federal Home Loan Bank borrowings	64,422	1,385	4.34%	52,605	808	3.10%
Junior subordinated debentures	911	32	7.08%	-	-	-
Obligations under capital leases	-	-	-	132	7	10.69%
Total interest bearing liabilities	506,808	8,541	3.40%	448,756	4,945	2.22%
Non-interest bearing liabilities	67,775			54,998
Shareholders’ equity	56,202			55,557
Total liabilities and shareholders’ equity	$630,785			$559,311
Net interest spread			3.32%			3.66%
Net interest income/margin		$10,452	3.70%		$9,925	3.93%

(1) Annualized for the six month period.
(2) The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(3)  Average investment securities exclude the valuation allowance on securities available-for-sale.
(4)  Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

The tax-effected net interest spread and net interest margin were 3.32% and 3.70%, respectively, for the six month period ended June 30, 2006, compared to 3.66% and 3.93% for the six month period ended June 30, 2005. During the six months ended June 30, 2006, earning assets averaged $570,133,000, compared to $509,692,000 for the six months ended June 30, 2005. Interest earning assets exceeded interest earning liabilities by $63,325,000, and $60,936,000 for the six month periods ended June 30, 2006 and June 30, 2005, respectively. Our margin continues to be negatively impacted by the flat yield curve interest rate environment and our rapid asset generation which has caused us to rely, more than we have historically, on higher cost wholesale funds. We expect downward pressure on our margin to continue as long as the two conditions described above persist.

For the six months ended June 30, 2006, our tax-effected net interest income, the major component of our net income, was $10,452,000 compared to $9,925,000 for the same period of 2005, an increase of $527,000 or 5.31%. The average rate realized on interest-earning assets increased to 6.72% from 5.88%, while the average rate paid on interest-bearing liabilities increased to 3.40% from 2.22% for the six month periods ended June 30, 2006 and 2005, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Our tax-effected interest income for the six months ended June 30, 2006 was $18,993,000, which consisted of $17,069,000 on loans, $1,918,000 on investments, and $6,000 on fed funds sold and interest bearing deposits with correspondent banks. The tax-effected income for the six months ended June 30, 2005 was $14,870,000, which consisted of $12,994,000 on loans, $1,854,000 on investments, and $22,000 on fed funds sold and interest bearing deposits with correspondent banks. Interest on loans for the six months ended June 30, 2006 and June 30, 2005, represented 89.87% and 87.38%, respectively, of total interest income. Average loans represented 86.45% and 84.64% of average earning assets for the six month periods ended June 30, 2006 and June 30, 2005, respectively.

Interest expense for the six months ended June 30, 2006 was $8,541,000, which consisted of $6,041,000 related to deposits and $2,500,000 related to other borrowings. Interest expense for the sox months ended June 30, 2005 was $4,945,000 which consisted of $3,833,000 related to deposits and $1,112,000 related to other borrowings. Interest expense on deposits for the six months ended June 30, 2006 and June 30, 2005 represented 70.73% and 77.51%, respectively, of total interest expense. Average interest bearing deposits represented 77.99% and 82.62% of average interest bearing liabilities for the sox months ended June 30, 2006 and June 30, 2005, respectively.

Analysis of Changes in Net Interest Income

The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the time periods indicated.
	Three Months Ended
	June 30, 2006 vs. 2005			June 30, 2005 vs. 2004
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$1,245	$1,075	$2,320	$2,639	$(1,462)	$1,177
Securities, taxable	10	24	34	217	(193)	24
Securities, nontaxable	(31)	(2)	(33)	126	(149)	(23)
Nonmarketable equity securities	5	17	22	25	20	45
Federal funds sold and other	(12)	4	(8)	-	12	12
Total interest income	1,217	1,118	2,335	3,007	(1,772)	1,235

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	76	569	645	375	(126)	249
Savings accounts	(5)	36	31	172	(129)	43
Time deposits	92	518	610	942	(330)	612
Total interest-bearing deposits	163	1,123	1,286	1,489	(585)	904
Other short-term borrowings	209	210	419	-	63	63
Federal Home Loan Bank advances	172	183	355	727	(582)	145
Junior subordinated debentures	32	-	32	649	(649)	-
Obligations under capital leases	(2)	(2)	(4)	(14)	9	(5)
Total interest expense	574	1,514	2,088	2,851	(1,744)	1,107
Net interest income	$643	$(396)	$247	$156	$(28)	$128

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

	Six Months Ended
	June 30, 2006 vs. 2005			June 30, 2005 vs. 2004
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$1,988	$2,087	$4,075	$3,742	$(1,236)	$2,506
Securities, taxable	47	47	94	296	(181)	115
Securities, nontaxable	(65)	(3)	(68)	163	(139)	24
Nonmarketable equity securities	4	34	38	25	20	45
Federal funds sold and other	(29)	13	(16)	-	17	17
Total interest income	1,945	2,178	4,123	4,226	(1,519)	2,707

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	110	964	1,074	491	(72)	419
Savings accounts	(5)	57	52	183	(112)	71
Time deposits	150	932	1,082	1,237	(109)	1,128
Total interest-bearing deposits	255	1,953	2,208	1,911	(293)	1,618
Other short-term borrowings	357	429	786	-	132	132
Federal Home Loan Bank advances	208	369	577	818	(505)	313
Junior subordinated debentures	32	0	32	649	(649)	-
Obligations under capital leases	(4)	(4)	(8)	(19)	9	(10)
Total interest expense	848	2,747	3,595	3,359	(1,306)	2,053
Net interest income	$1,097	$(569)	$528	$867	$(213)	$654

(1) Volume-rate changes have been allocated to each category based on the percentage of the total change.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. For the six months ended June 30, 2006, provision expense totaled $150,000, as compared to $200,000 for the same period in 2005. For the three months ended June 30, 2006, provision expense totaled $150,000 as compared to $100,000 for the same period in 2005. At June 30, 2006, criticized and classified loans totaled $13,922,000, an increase of $3,774,000 from $10,148,000 at June 30, 2005. Our nonperforming and impaired loans totaled $2,428,000 at June 30, 2006 compared to $2,615,000 at June 30, 2005. The allowance for loan losses was 1.16% of total loans at June 30, 2006, as compared to 1.35% at June 30, 2005. The allowance for loan losses as a percentage of total loans has declined since June 30, 2005, as a result of placing more emphasis of focusing on historical portfolio performance thereby providing a more accurate forecast of potential future losses. As a result, we believe the current level of the allowance is adequate.

Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at June 30, 2006 to meet presently known and inherent risks in the loan portfolio.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income

Total noninterest income for the six months ended June 30, 2006 was $2,817,000, a decrease of $379,000, or 11.86% compared to $3,196,000 for the six months ended June 30, 2005. Total noninterest income for the quarter ended June 30, 2006 decreased $264,000, or 15.34% to $1,457,000, compared to $1,721,000 at June 30, 2005.

Service charges on deposit accounts decreased $236,000, or 15.50% from the six months ended June 30, 2005 to the six months ended June 30, 2006 and $128,000, or 16.14% from the three months ended June 30, 2005 to the three months June 30, 2006. The decrease is mainly due to a reduction in NSF return charges. Residential mortgage origination fees decreased $62,000, or 15.54% from $399,000 to $337,000 for the six months ended June 30, 2006, compared to the six months ended June 30, 2005 and decreased $49,000, or 22.17% from $221,000 to $172,000 for the three months ended June 30, 2006, compared to the three months ended June 30, 2005. The primary reason for the decrease in secondary mortgage fees is that we have expanded our mortgage loan product offerings and are maintaining these loans in house with the exception of 30-year mortgage loans.

The income from fiduciary activities increased $135,000, or 32.93% from the six month period ended June 30, 2005 to the six month period ended June 30, 2006, and $68,000, or 33.33% from the three month period ended June 30, 2005 to the three month period ended June 30, 2006. The increase is primarily a result of our continuing successful efforts to expand assets under management in our wealth management group. Commissions from the sales of mutual funds increased $15,000, or 16.13% from the six months ended June 30, 2005 to the six months ended June 30, 2006 and $33,000, or 61.11% for the three months ended June 30, 2005 to the three months ended June 30, 2006. We realized a gain on the sales/calls of securities available for sale of $6,000 during the three and six months ended June 30, 2006, compared to no gains during the same periods of 2005. We realized a gain on the sale of fixed assets of $2,000 during the six months ended June 30, 2006 compared to $124,000 for the six months ended June 30, 2005. The gain in 2005 was primarily a result of the sale of a parcel of land in Anderson, South Carolina. Other operating income decreased $115,000, or 17.77% from the six months ended June 30, 2005 to the six months ended June 30, 2006 and $70,000, or 21.54% from the three months ended June 30, 2005 to the three months ended June 30, 2006.

Noninterest Expense

Total noninterest expense for the first six months of 2006 was $8,840,000, an increase of $306,000, or 3.59%, when compared to $8,534,000 for the first six months of 2005. For the quarter ended June 30, 2006, noninterest expense was $4,432,000, a decrease of $58,000, or 1.29%, over the comparable period of 2005.

The primary component of noninterest expense is salaries and benefits, which increased $376,000, or 7.82%, from $4,811,000 for the six months ended June 30, 2005 to $5,187,000 for the six months ended June 30, 2006, and increased $132,000, or 5.31%, from $2,484,000 for the three months ending June 30, 2005 to $2,616,000 for the three months ended June 30, 2006. Salaries and benefits expense has increased due to the addition of staff as a result of new branches, increased health insurance costs, and annual salary increases. Net occupancy expense increased $72,000 for the six month period ending June 30, 2006, an increase of 15.00% over the related period in 2005, and increased $38,000, or 16.24% for the three months ending June 30, 2006 compared to the same period in 2005. The amortization of intangible assets decreased $12,000, or 4.65% to $246,000 from the six month period ended June 30, 2005 to the six month period ended 2006, and decreased $6,000, or 4.72% from the three month period ended June 30, 2005 to the three months ended June 30, 2006. Furniture and equipment expense decreased $59,000, or 12.53% from the six month period ended June 30, 2005 to the six month period ended June 30, 2006, and decreased $25,000, or 10.42% from the three month period ended June 30, 2005 to the three month period ended June 30, 2006. We realized a net loss on sales of securities available for sale of $86,000 for the six months ended June 30, 2005 compared to a gain of $6,000 for the six months ended June 30, 2006, and realized a net loss of $107,000 on sales of securities for sale for the three months ended June 30, 2005, compared to a gain of $6,000 during the three months ended June 30, 2006. Other operating expenses were $2,443,000 for the six months ended June 30, 2006, as compared to $2,428,000 for the same period in 2005, an increase of $15,000, or 0.62%.

Income Taxes

For the six months ended June 30, 2006 and 2005, the effective income tax rate was 24.87% and 22.99%, respectively, and the income tax provision was $1,000,000 and $944,000, respectively. For the quarter ended June 30, 2006, the effective tax rate was 24.04% compared to 20.03% for the second quarter of 2005. Our tax rate continues to be reduced by our holdings of municipal securities and by the disqualifying dispositions of incentive stock options.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Income

The combination of the above factors resulted in net income of $3,021,000 for the six months ended June 30, 2006 compared to $3,162,000 for the comparable period in 2005, a decrease of $141,000, or 4.46%. For the quarter ended June 30, 2006, net income was $1,548,000, a decrease of $81,000, or 4.97% when compared to the second quarter of 2005.

Assets and Liabilities

During the first six months of 2006, total assets increased $ 75,772,000, or 12.65%, when compared to December 31, 2005. We experienced an increase of $62,674,000, or 13.45% in the loan area during the first six months of 2006. Asset growth via loans will continue to be our focus for the foreseeable future. We intend to continue to grow at or near our recent pace but will not sacrifice quality to achieve our growth targets. Total investment securities decreased 1.69%, or $1,285,000, when compared to December 31, 2005. Cash and due from banks increased $11,106,000, or 59.06% during the first six months of 2006 to $29,912,000 at June 30, 2006 compared to $18,806,000 at December 31, 2005. This item increased on the last day of the quarter due to normal clearings at our correspondents. We do not expect the cash and due from banks balance to remain at this level. On the liability side, total deposits increased $47,832,000, or 11.03%, to $481,478,000 at June 30, 2006. The increase in deposits was primarily due to the increases of $25,327,000 or 28.35% in money market accounts, and $20,639,000, or 12.05% in certificates of deposit during the first six months of 2006. Total federal funds purchased and repurchase agreements decreased $14,999,000 from $49,099,000 at December 31, 2005 to $34,100,000 at June 30, 2006, a decrease of 30.55%. Our advances from Federal Home Loan Bank increased $29,950,000, or 52.34%, from $57,225,000 at December 31, 2005 to $87,175,000 at June 30, 2006. These advances were utilized to pay down our federal funds purchased position as well as provide for asset growth as described above. Liabilities also increased $10,310,000 in junior subordinated debentures, in which the proceeds were used to extinguish short-term borrowings and to inject capital into the bank subsidiary.

Investment Securities

Investment securities decreased $1,285,000 or 1.69% to $74,602,000 at June 30, 2006 from $75,887,000 at December 31, 2005. Securities available for sale decreased $3,043,000, or 4.33% during the first six months of 2006 and nonmarketable equity securities increased $1,758,000, or 33.33% during the first six months of 2006. Included in the increase of nonmarketable equity securities were the $310,000 investment in the Community Capital Corporation Statutory Trust I and also an increase in Federal Home Loan Bank stock resulting from our increased borrowings during the first six months of 2006. As of June 30, 2006, securities available for sale totaling $42,118,000 were in an unrealized loss position. Of these, approximately 63.46%, or thirteen individual securities, consisted of securities in a continuous loss position for twelve months or more. We have the ability and intent to hold these securities until such time as the value recovers or the securities mature. We believe, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Loans

Loans receivable increased $62,674,000, or 13.45%, since December 31, 2005. Loan growth will continue to be our focus for the foreseeable future. We intend to grow loans at or near our recent pace but will not sacrifice quality to achieve our growth targets. The largest increase was in mortgage and commercial real estate mortgage, which increased $47,225,000, or 18.37%, to $304,263,000 at June 30, 2006. This increase is mainly due to the expansion of our new residential mortgage loan products in which we offer fixed rates on these loans and have three and five year call provisions. Consumer installment loans increased $6,015,000, or 28.55% to $27,081,000 at June 30, 2006. Balances within the major loan receivable categories as of June 30, 2006 and December 31, 2005 are as follows:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Commercial and agricultural	$40,772	$38,180
Real estate - construction	111,982	106,704
Real estate - mortgage and commercial	304,263	257,038
Home equity	42,922	41,259
Consumer, installment	27,081	21,066
Consumer, credit card and checking	1,546	1,645
	$528,566	$465,892

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Risk Elements in the Loan Portfolio

We incorporate by reference under this heading the disclosures under the heading “Provision and Allowance for Loan Losses” under this Item 2 of Part I.

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)	June 30,
	2006	2005
Loans:
Nonaccrual and impaired loans	$2,280	$2,371
Accruing loans more than 90 days past due	$148	$244

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:
Criticized	$5,395	$3,180
Classified	$8,527	$6,968

The increase of $3,774,000, or 37.19%, in criticized and classified loans from June 30, 2005 to June 30, 2006 was primarily due to five relationships which are all real estate secured but exhibit cash flow weaknesses.

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	June 30,
	2006	2005
Balance, January 1,	$6,324	$5,808
Provision for loan losses for the period	150	200
Charge-offs	(402)	(82)
Recoveries	74	42

Balance, end of period	$6,146	$5,968

Gross loans outstanding, end of period	$528,566	$441,373

Allowance for loan losses to loans outstanding	1.16%	1.35%

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	June 30,
	2006	2005
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	2,280	2,371

Total impaired loans	$2,280	$2,371

Valuation allowance related to impaired loans	$114	$360

(Dollars in thousands)	June 30,
	2006	2005
Average investment in impaired loans	$2,928	$2,554

Interest income recognized on impaired loans	$15	$52

Interest income recognized on a cash basis on impaired loans	$15	$52

Total impaired loans decreased $91,000, or 3.84%, from June 30, 2005 to June 30, 2006. The valuation allowance related to impaired loans decreased $246,000, or 68.33%, from June 30, 2005 to June 30, 2006.

Premises and Equipment

Our purchases of fixed assets during the first six months of 2006 totaled $1,228,000. Of this amount, $332,000 was during the second quarter of 2006. Total fixed assets, net of depreciation, increased $759,000 during the first six months of 2006. The additions during the first six months of 2006 were primarily due to a new full-service branch located in Anderson, South Carolina which opened in March 2006.

Deposits

Total deposits increased $47,832,000, or 11.03%, to $481,478,000 at June 30, 2006 from $433,646,000 at December 31, 2005. Expressed in percentages, noninterest-bearing deposits increased 12.71% from $59,286,000 at December 31, 2005 to $66,823,000 at June 30, 2006, and interest-bearing deposits increased 10.76% from $374,360,000 at December 31, 2005 to $414,655,000 at June 30, 2006. The largest increase was in money market accounts, which increased $25,327,000, or 28.35% to $114,654,000 at June 30, 2006, from $89,327,000 at December 31, 2005. This increase was primarily attributable to the increase in our Wall Street money market accounts which as of June 30, 2006 paid a premium rate of Wall Street Prime rate less 3.00%. This category increased $33,245,000, or 74.82% from December 31, 2005 to June 30, 2006.

Balances within the major deposit categories as of June 30, 2006 and December 31, 2005 are as follows:

(Dollars in thousands)	June 30, 2006	December 31, 2005

Noninterest-bearing demand deposits	$66,823	$59,286
Interest-bearing demand deposits	69,043	74,729
Money market accounts	114,654	89,327
Savings deposits	39,023	39,008
Certificates of deposit	191,935	171,296
	$481,478	$433,646

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us increased $29,950,000 to $87,175,000 as of June 30, 2006 compared to $57,225,000 at December 31, 2005. The increase in advances was utilized to pay down our federal funds purchased position as well as provide for growth of our loan portfolio. Of the $87,175,000 in advances with Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
05/18/07	5.44% - prime floating advance	$15,000
07/02/07	5.57% - adjustable daily	20,000
09/05/08	3.03% - fixed, callable 09/05/06	5,400
02/02/09	4.95% - fixed	275
03/17/10	5.92% - fixed, callable 09/18/06	5,000
09/29/10	5.00% - adjustable on 09/26/06, callable 09/29/06	6,500
03/14/11	4.63% - fixed, callable 03/14/07	10,000
03/28/11	4.68% - fixed, callable 03/28/08	10,000
06/03/15	3.36% - fixed, callable 06/03/08	15,000
		$87,175

Junior Subordinated Debentures

On June 15, 2006, Community Capital Corporation Statutory Trust I (a non-consolidated subsidiary) issued $10,000,000 in trust preferred securities with a maturity of June 15, 2036. The rate is fixed at 7.04% until June 14, 2011, at which point the rate adjusts quarterly to the three-month LIBOR plus 1.55%, and can be called without penalty beginning on June 15, 2011. In accordance with the revised FIN 46, the Trust has not been consolidated in these financial statements. We received from the Trust the $10,000,000 proceeds from the issuance of the securities and the $310,000 initial proceeds from the capital investment in the Trust, and accordingly have shown the funds due to the Trust as $10,310,000 junior subordinated debentures. The proceeds from the issuance were used to extinguish short-term borrowings and to inject capital into the bank subsidiary.

The current regulatory rules allow certain amount of junior subordinated debentures to be included in the calculation of regulatory capital.

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

The following table summarizes capital ratios and the regulatory minimum requirements at June 30, 2006:
	Tier 1	Total	Tier 1
	Risk-based	Risk-based	Leverage
Actual ratio:
Community Capital Corporation	10.53%	11.67%	8.92%
CapitalBank	9.53%	10.67%	8.04%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

Shareholders’ equity was increased by the $356,000 proceeds from the exercise of stock options and net income of $3,021,000. Due to changes in the market rates of interest, the fair value of our securities available-for-sale decreased, which had the effect of decreasing shareholders’ equity by $419,000 net of the deferred taxes for the six months ended June 30, 2006 when compared to December 31, 2005. Total equity was also reduced by cash dividends paid during the six months ended June 30, 2006 which totaled $1,131,000, and was also reduced by $70,000 in cash paid to purchase our stock through our buyback program.

For the near term, maturities and sales of securities available-for-sale are expected to be a source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities. We also expect to build our deposit base. Advances from the Federal Home Loan Bank and our correspondent banks will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $81,104,000 in advances under the terms of our agreement with the Federal Home Loan Bank. We have $8,000,000 available in a revolving line of credit with another bank. Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $45,581,000 million of unused lines of credit to purchase federal funds.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2006, we had issued commitments to extend credit of $128,986,000 and standby letters of credit of $2,057,000 through various types of commercial lending arrangements. Approximately $91,434,000 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2006.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments to extend credit	$3,275	$2,383	$44,483	$50,141	$78,845	$128,986
Standby letters of credit	468	83	1,446	1,997	60	2,057
Total	$3,743	$2,466	$45,929	$52,138	$78,905	$131,043

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At June 30, 2006, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $213,879,000. This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and NOW accounts, which totaled $375,632,000 at June 30, 2006.

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

Limitations on the Effectiveness of Controls. The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion

COMMUNITY CAPITAL CORPORATION

Item 4. Controls and Procedures - continued

of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding our purchase of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

April 1, 2006 to April 30, 2006	-	-	-	100,000

May 1, 2006 to May 31, 2006	-	-	-	100,000

June 1, 2006 to June 31, 2006	-	-	-	100,000

Total	-	-	-	100,000

On August 18, 2005, we announced an agreement to repurchase up to an additional 200,000 shares of our common stock during the six month period beginning August 22, 2005. Of the 200,000 shares to be repurchased, 100,000 shares may be repurchased in private or open-market purchases, including block transactions. As of June 30, 2006, we have repurchased a cumulative total of 1,029,322 shares.

Item 3. Defaults Upon Senior Securities

Not Applicable

COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION - continued

Item 4. Submission of Matters to a Vote of Security Holders

On May 17, 2006, we held our annual meeting of shareholders for the purpose of (a) electing members to the board of directors, and (b) ratifying the appointment of Elliott Davis, LLC as our independent auditors for the fiscal year ending December 31, 2006. Three members of the board of directors were nominated for re-election for three-year terms, and each of the nominees for director received the number of affirmative votes of the shareholders required for such nominee’s election in accordance with our Bylaws, and Elliott Davis, LLC received the requisite number of affirmative votes required for approval pursuant to our Bylaws. Of the 3,758,625 outstanding shares, 3,019,303 shares were either voted in person or by proxy for the two matters presented for shareholders’ approval. The following table summarizes the number of votes cast for, against, or withheld as to either matter:

	For	Withheld

B. Marshall Keys	2,988,497	30,806

George B. Park	3,008,396	10,907

George D. Rodgers	2,987,218	32,085

Ratification of Auditors	3,007,605	5,785

Item 5. Other Information

On January 19, 2006 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.15 per share of common stock, which dividend was paid on March 3, 2006 to holders of record as of the close of business on February 17, 2006.

On April 19, 2006 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.15 per share of common stock, which dividend was paid on June 2, 2006 to holders of record as of the close of business on May 19, 2006.

COMMUNITY CAPITAL CORPORATION

PART II. OTHER INFORMATION - continued

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

COMMUNITY CAPITAL CORPORATION

	By:	/s/ William G. Stevens

William G. Stevens President & Chief Executive Officer

Date: August 8, 2006	By:	/s/ R. Wesley Brewer
R. Wesley Brewer Chief Financial Officer