Form 10-Q
period 2006-09-30
COMMUNITY CAPITAL CORP /SC/
filed 2006-11-13
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006 or

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
3,781,862 shares of common stock, $1.00 par value, as of October 27, 2006

COMMUNITY CAPITAL CORPORATION

Index

PART I. - FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - September 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations -
Nine months ended September 30, 2006 and 2005 and three months ended September 30, 2006 and 2005	4

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
Nine months ended September 30, 2006 and 2005	5

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2006 and 2005	6

Notes to Condensed Consolidated Financial Statements	7-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-25

Item 3. Quantitative and Qualitative Disclosure About Market Risk	25-26

Item 4. Controls and Procedures	26-27

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Under Senior Securities	28

Item 4. Other Information	29

Item 5. Exhibits	30

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Balance Sheets

PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements

	September 30,	December 31,
(Dollars in thousands)	2006	2005
Assets	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$20,459	$18,806
Interest-bearing deposit accounts	248	31
Total cash and cash equivalents	20,707	18,837
Securities:
Securities available-for-sale	67,345	70,232
Securities held-to-maturity (estimated fair value of $388 at September 30, 2006 and $391 at December 31, 2005)	380	380
Nonmarketable equity securities	7,018	5,275
Total securities	74,743	75,887

Loans held for sale	729	389

Loans receivable	549,065	465,892
Less allowance for loan losses	(6,149)	(6,324)
Loans, net	542,916	459,568
Premises and equipment, net	14,495	13,691
Accrued interest receivable	3,473	2,666
Goodwill	7,418	7,418
Other intangible assets	3,131	3,500
Cash surrender value of life insurance	13,869	13,482
Other assets	5,069	3,352
Total assets	$686,550	$598,790
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$59,978	$59,286
Interest-bearing	419,943	374,360
Total deposits	479,921	433,646
Federal funds purchased and securities sold under agreements to repurchase	50,243	49,099
Advances from the Federal Home Loan Bank	82,150	57,225
Accrued interest payable	2,929	1,321
Junior subordinated debentures	10,310	-
Other liabilities	3,442	2,994
Total liabilities	628,995	544,285
Shareholders' Equity
Common stock, $1.00 par value; 10,000,000 shares authorized, 4,811,184 and 4,751,301 shares issued at September 30, 2006 and December 31, 2005, respectively	4,811	4,751
Nonvested restricted stock	(670)	(595)
Capital surplus	47,618	46,929
Accumulated other comprehensive loss	(492)	(421)
Retained earnings	23,410	20,893
Treasury stock at cost; 1,029,322 and 1,026,227 shares at September 30, 2006 and December 31, 2005, respectively	(17,122)	(17,052)
Total shareholders' equity	57,555	54,505
Total liabilities and shareholders' equity	$686,550	$598,790

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$26,910	$20,083	$9,857	$7,106
Investment securities:
Taxable	1,332	1,246	458	441
Tax-exempt	919	978	275	313
Nonmarketable equity securities	258	173	100	53
Other interest income	12	51	6	29
Total	29,431	22,531	10,696	7,942

Interest expense:
Deposits	9,671	5,994	3,627	2,161
Federal Home Loan Bank advances	2,339	1,339	954	531
Other interest expense	1,819	453	707	149
Total	13,829	7,786	5,288	2,841

Net interest income	15,602	14,745	5,408	5,101
Provision for loan losses	800	425	650	225
Net interest income after provision for loan losses	14,802	14,320	4,758	4,876

Other operating income:
Service charges on deposit accounts	1,961	2,309	674	786
Residential mortgage origination fees	526	676	189	277
Commissions from sales of mutual funds	214	143	106	50
Income from fiduciary activities	847	658	302	248
Gain on sales of securities available-for-sale	6	-	-	20
Gain on sale of fixed assets	2	102	-	-
Other operating income	849	909	317	262
Total	4,405	4,797	1,588	1,643

Other operating expenses:
Salaries and employee benefits	7,931	7,289	2,744	2,478
Net occupancy expense	835	729	283	249
Amortization of intangible assets	369	387	123	129
Furniture and equipment expense	633	701	221	230
Loss on sales of securities available-for-sale	-	66	-	-
Loss on sale of fixed assets	-	-	-	22
Other operating expenses	3,783	3,584	1,340	1,156
Total	13,551	12,756	4,711	4,264

Income before income taxes	5,656	6,361	1,635	2,255
Income tax provision	1,441	1,559	441	615

Net income	$4,215	$4,802	$1,194	$1,640

Basic net income per share	$1.13	$1.25	$0.32	$0.43
Diluted net income per share	$1.11	$1.22	$0.31	$0.42

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the nine months ended September 30, 2006 and 2005
(Unaudited)

(Dollars in thousands)	Common Stock		Nonvested Restricted Stock	Capital Surplus	Retained Earnings	Accumulated Other Compre-hensive Income (loss)	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2004	4,660,944	$4,661	$(183)	$45,751	$16,653	$785	$(12,564)	$55,103
Net income					4,802			4,802
Other comprehensive loss, net of tax benefit						351		351
Comprehensive Income								5,153
Exercise of stock options	54,022	54		454				508
Issuance of restricted stock	30,600	31	(704)	673				-
Amortization of deferred compensation on restricted Stock			216					216
Dividends paid ($0.45 per share)					(1,736)			(1,736)
Purchase of treasury stock (151,706 shares)							(3,494)	(3,494)
Balance, September 30, 2005	4,745,566	$4,746	$(671)	$46,878	$19,719	$1,136	$(16,058)	$55,750

Balance, December 31, 2005	4,751,301	$4,751	$(595)	$46,929	$20,893	$(421)	$(17,052)	$54,505
Net income					4,215			4,215
Other comprehensive loss, net of tax benefit						(71)		(71)
Comprehensive Income								4,144
Exercise of stock options	42,833	43		317				360
Issuance of restricted stock	17,350	17	(396)	379				-
Amortization of deferred compensation on restricted Stock			314					314
Forfeitures of restricted stock	(300)		7	(7)				-
Dividends paid ($0.45 per share)					(1,698)			(1,698)
Purchase of treasury stock (3,095 shares)							(70)	(70)
Balance, September 30, 2006	4,811,184	$4,811	$(670)	$47,618	$23,410	$(492)	$(17,122)	$57,555

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$4,215	$4,802
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	660	648
Provision for possible loan losses	800	425
Amortization of intangible assets	369	387
Amortization less accretion on investments	6	19
Amortization of deferred loan costs	752	669
Amortization of deferred compensation on restricted stock	314	216
(Gain) loss on sales of securities available-for-sale	(6)	66
Loss on sale of other real estate	20	48
Gain on sale of fixed assets	(2)	(102)
Disbursements of loans held for sale	(20,815)	(27,350)
Proceeds of loans held for sale	20,475	26,942
Increase in interest receivable	(807)	(327)
Increase in interest payable	1,608	362
Increase in other assets	(2,097)	(908)
Increase in other liabilities	448	518
Net cash provided by operating activities	5,940	6,415

Cash flows from investing activities:
Net increase in loans to customers	(84,972)	(13,975)
Purchases of securities available-for-sale	(3,289)	(17,504)
Proceeds from maturities and sales of securities available-for-sale	6,068	15,674
Purchases of nonmarketable equity securities	(3,093)	(805)
Proceeds from sales of nonmarketable equity securities	1,350	946
Proceeds from sales of other real estate	82	194
Purchases of premises and equipment	(1,495)	(1,671)
Proceeds from sales of premises and equipment	33	543
Net cash used by investing activities	(85,316)	(16,598)

Cash flows from financing activities:
Net increase in deposit accounts	46,275	60,118
Net increase (decrease) in federal funds purchased and repos	1,144	(25,116)
Advances of Federal Home Loan Bank borrowings	126,900	51,500
Repayments of Federal Home Loan Bank borrowings	(101,975)	(57,575)
Advances of other short-term borrowings	2,000	-
Repayments of other short-term borrowings	(2,000)	-
Proceeds from the issuance of junior subordinated debentures	10,310	-
Dividends paid	(1,698)	(1,736)
Proceeds from exercise of stock options	360	508
Purchase of treasury stock	(70)	(3,494)
Net cash provided by financing activities	81,246	24,205

Net increase in cash and cash equivalents	1,870	14,022

Cash and cash equivalents, beginning of period	18,837	9,128

Cash and cash equivalents, end of period	$20,707	$23,150

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2006 and for the interim periods ended September 30, 2006 and 2005 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in our 2005 Annual Report.

Note 2 - Supplemental Cash Flow Information

(Dollars in thousands)	Nine Months Ended September 30,
	2006	2005
Cash paid during the period for:
Income taxes	$2,737	$2,147
Interest	12,221	7,424

Noncash investing and financing activities:
Foreclosures on loans	$72	$271

Note 3 - Shareholders' Equity

During the first nine months of 2006, there were 42,833 options exercised by our employees and directors with total proceeds of $360,000 at an average exercise price of $8.40. At September 30 2006, 130,718 options remain unexercised. All options outstanding were fully vested as of September 30, 2006 and 2005, and for the three and nine month periods then ended. On January 19, 2006, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on March 3, 2006. On April 19, 2006, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on June 2, 2006. On July 19, 2006, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on September 1, 2006. Total cash paid for cash dividends during the nine month period ended September 30, 2006 was $1,698,000. We issued 17,350 shares of restricted stock on February 1, 2006 at a price of $22.85 per share. The shares cliff vest in three years and are fully vested on February 1, 2009. We redeemed 3,095 shares during the first nine months of 2006 through a previously announced stock buyback program, with total cost of $70,000 at an average price of $22.62.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

(Dollars in thousands, except per share)	Nine Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share	$4,215	3,732,151	$1.13
Income available to common shareholders
Effect of dilutive securities
Stock options	-	45,090
Unvested restricted stock	-	36,223
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$4,215	3,813,464	$1.11

(Dollars in thousands, except per share)	Nine Months Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$4,802	3,831,216	$1.25
Effect of dilutive securities
Stock options	-	82,483
Unvested restricted stock	-	31,902
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$4,802	3,945,601	$1.22

(Dollars in thousands, except per share)	Three Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,194	3,750,673	$0.32
Effect of dilutive securities
Stock options	-	30,221
Unvested restricted stock	-	31,000
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,194	3,811,894	$0.31

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings Per Share - continued

(Dollars in thousands, except per share)	Three Months Ended September 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,640	3,811,480	$0.43
Effect of dilutive securities
Stock options	-	70,774
Unvested restricted stock	-	30,695
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,640	3,912,949	$0.42

Note 5 - Comprehensive Income

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects:

	Nine Months Ended September 30, 2006
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(102)	$35	$(67)
Less: reclassification adjustment for gains realized in net income	(6)	2	(4)
Net unrealized gains (losses) on securities	(108)	37	(71)

Other comprehensive income (loss)	$(108)	$37	$(71)

	Nine Months Ended September 30, 2005
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$466	$(159)	$307
Less: reclassification adjustment for gains realized in net income	66	(22)	44
Net unrealized gains (losses) on securities	532	(181)	351

Other comprehensive income (loss)	$532	$(181)	$351

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Comprehensive Income - continued

	Three Months Ended September 30, 2006
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$527	$(179)	$348
Less: reclassification adjustment for gains realized in net income	-	-	-
Net unrealized gains (losses) on securities	527	(179)	348

Other comprehensive income (loss)	$527	$(179)	$348

	Three Months Ended September 30, 2005
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,168	$(397)	$771
Less: reclassification adjustment for gains realized in net income	(20)	7	(13)
Net unrealized gains (losses) on securities	1,148	(390)	758

Other comprehensive income (loss)	$1,148	$(390)	$758

Note 6 - Stock Based Compensation

On May 19, 2004, we terminated our 1997 Stock Incentive Plan and replaced it with the 2004 Equity Incentive Plan. Outstanding options issued under any former Plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At September 30, 2006 and September 30, 2005, there were 130,718 and 180,541, respectively, of options outstanding that had been issued under the plans.

There were no stock options granted during the three and nine month periods ended September 30, 2006 and September 30, 2005.
A summary of the status of our stock option plans for the three months ended September 30, 2006 and September 30, 2005, and changes during the periods then ended are presented below:
	2006		2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	131,368	$16.02	182,841	$14.02
Exercised	400	12.50	1,600	14.19
Cancelled	250	12.50	700	13.79
Outstanding at end of period	130,718	16.04	180,541	14.02

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Stock Based Compensation - continued

A summary of the status of our stock option plans for the nine months ended September 30, 2006 and September 30, 2005, and changes during the periods then ended are presented below:

	2006		2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	174,630	$14.16	236,455	$12.93
Exercised	42,833	8.40	54,022	9.40
Cancelled	1,079	14.81	1,892	10.64
Outstanding at end of period	130,718	16.04	180,541	14.02

Options exercisable at September 30, 2006 and September 30, 2005 were 130,718 and 180,541, respectively.

The following table summarizes information about the stock options outstanding under our plans at September 30, 2006:

Range of Exercise Prices	Options Outstanding	Remaining Life (years)	Weighted- Average Exercise Price

Exercisable:
$9.50 to $12.50	35,493	0.41	$11.92
$14.10 to $15.00	46,000	1.28	14.32
$15.65 to $22.40	49,225	2.32	20.62

Total exercisable	130,718

The 2004 Equity Incentive Plan provides for the granting of restricted stock, statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as nonstatutory stock options, or stock appreciation rights of up to 225,000 shares of our common stock, to officers, employees, and directors. Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock options may not be less than the fair value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 50% of the fair value of a share on the effective date of grant. Any options that expire unexercised or are canceled become available for reissuance. No awards may be made on or after May 19, 2014. During 2006 and 2005, we issued 17,350 and 30,600 shares, respectively, of restricted stock pursuant to the 2004 Equity Incentive Plan. The shares cliff vest in three years and are fully vested on February 1, 2009 and January 21, 2008, respectively. The weighted-average fair value of restricted stock issued during 2006 and 2005 was $22.85 and $23.00, respectively. Compensation cost associated with these and prior issuances were $314,000 and $216,000 for the nine months ended September 30, 2006 and 2005, respectively, and $109,000 and $76,000 for the three months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, we had 300 shares of restricted stock that were forfeited. At September 30, 2006, we had 167,350 stock awards available for grant under the 2004 Equity Incentive Plan.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of September 30, 2006 compared to December 31, 2005 and the results of operations for the nine and three months ended September 30, 2006 compared to the nine and three months ended September 30, 2005. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended
	September 30, 2006			September 30, 2005
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$539,111	9,865	7.26%	$441,258	7,113	6.40%
Securities, taxable (3)	41,868	458	4.34%	44,765	441	3.91%
Securities, nontaxable (3)(4)	27,079	418	6.12%	28,449	438	6.11%
Nonmarketable equity securities	6,932	100	5.72%	5,911	53	3.56%
Fed funds sold and other	444	6	5.36%	3,376	29	3.41%
Total earning assets	615,434	10,847	6.99%	523,759	8,074	6.12%
Non-earning assets	62,485			52,197
Total assets	$677,919			$575,956

Liabilities:
Interest bearing liabilities:
Interest bearning transaction accounts	186,744	1,283	2.73%	163,540	655	1.59%
Savings accounts	38,856	213	2.17%	39,649	160	1.60%
Time deposits	192,411	2,134	4.40%	174,144	1,346	3.07%
Other short-term borrowings	40,066	525	5.20%	19,302	147	3.02%
Federal Home Loan Bank borrowings	81,615	954	4.64%	60,258	531	3.50%
Junior subordinated debentures	10,310	179	6.89%	-	-	-
Obligations under capital leases	-	-	-	59	2	13.45%
Total interest bearing liabilities	550,002	5,288	3.81%	456,952	2,841	2.47%
Non-interest bearing liabilities	69,963			62,905
Shareholders’ equity	57,954			56,099
Total liabilities and shareholders’ equity	$677,919			$575,956
Net interest spread			3.18%			3.65%
Net interest income/margin		$5,559	3.58%		$5,233	3.96%

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

(1)	Annualized for the three month period.
(2)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(3)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(4)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

The tax-effected net interest spread and net interest margin were 3.18% and 3.58%, respectively, for the three month period ended September 30, 2006, compared to 3.65% and 3.96% for the three month period ended September 30, 2005. During the three months ended September 30, 2006, earning assets averaged $615,434,000, compared to $523,759,000 for the three months ended September 30, 2005. Interest earning assets exceeded interest earning liabilities by $65,432,000, and $66,807,000 for the three month periods ended September 30, 2006 and September 30, 2005, respectively. Our margin continues to be negatively impacted by the flat yield curve interest rate environment and our rapid asset generation which has caused us to rely, more than we have historically, on higher cost wholesale funds. We expect downward pressure on our margin to continue as long as the two conditions described above persist.

For the three months ended September 30, 2006, our tax-effected net interest income, the major component of our net income, was $5,559,000 compared to $5,233,000 for the same period of 2005, an increase of $326,000 or 6.23%. The average rate realized on interest-earning assets increased to 6.99% from 6.12%, while the average rate paid on interest-bearing liabilities increased to 3.81% from 2.47% for the three month periods ended September 30, 2006 and 2005, respectively.

Our tax-effected interest income for the three months ended September 30, 2006 was $10,847,000, which consisted of $9,865,000 on loans, $976,000 on investments, and $6,000 on fed funds sold and interest bearing deposits with correspondent banks. The tax-effected interest income for the three months ended September 30, 2005 was $8,074,000, which consisted of $7,113,000 on loans, $932,000 on investments, and $29,000 on fed funds sold and interest bearing deposits with correspondent banks. Interest on loans for the three months ended September 30, 2006 and September 30, 2005, represented 90.95% and 88.10%, respectively, of total interest income. Average loans represented 87.60% and 84.25% of average earning assets for the three month periods ended September 30, 2006 and September 30, 2005, respectively.

Interest expense for the three months ended September 30, 2006 was $5,288,000, which consisted of $3,630,000 related to deposits and $1,658,000 related to other borrowings. Interest expense for the three months ended September 30, 2005 was $2,841,000 which consisted of $2,161,000 related to deposits and $680,000 related to other borrowings. Interest expense on deposits for the three months ended September 30, 2006 and September 30, 2005 represented 68.66% and 76.06%, respectively, of total interest expense. Average interest bearing deposits represented 76.00% and 82.58% of average interest bearing liabilities for the three months ended September 30, 2006 and September 30, 2005, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Average Balances, Income and Expenses, and Rates

	For the Nine Months Ended
	September 30, 2006			September 30, 2005
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$508,474	26,934	7.08%	$434,715	20,107	6.18%
Securities, taxable (3)	43,044	1,332	4.14%	42,466	1,246	3.92%
Securities, nontaxable (3)(4)	27,494	1,279	6.22%	29,348	1,367	6.23%
Nonmarketable equity securities	6,103	258	5.65%	5,645	173	4.10%
Fed funds sold and other	284	12	5.65%	2,259	51	3.02%
Total earning assets	585,399	29,815	6.81%	514,433	22,944	5.96%
Non-earning assets	61,269			50,456
Total assets	$646,668			$564,889

Liabilities:
Interest bearing liabilities:
Interest bearning transaction accounts	176,892	3,406	2.57%	159,033	1,704	1.43%
Savings accounts	38,821	565	1.95%	39,519	460	1.56%
Time deposits	187,236	5,700	4.07%	174,421	3,830	2.94%
Other short-term borrowings	44,150	1,608	4.87%	23,255	444	2.55%
Federal Home Loan Bank borrowings	70,216	2,339	4.45%	55,184	1,339	3.24%
Junior subordinated debentures	4,079	211	6.92%	-	-	-
Obligations under capital leases	-	-	-	108	9	11.14%
Total interest bearing liabilities	521,394	13,829	3.55%	451,520	7,786	2.31%
Non-interest bearing liabilities	68,482			56,764
Shareholders’ equity	56,792			56,605
Total liabilities and shareholders’ equity	$646,668			$564,889
Net interest spread			3.26%			3.65%
Net interest income/margin		$15,986	3.65%		$15,158	3.94%

(1)	Annualized for the nine month period.
(2)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(3)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(4)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

The tax-effected net interest spread and net interest margin were 3.26% and 3.65%, respectively, for the nine month period ended September 30, 2006, compared to 3.65% and 3.94% for the nine month period ended September 30, 2005. During the nine months ended September 30, 2006, earning assets averaged $585,399,000, compared to $514,433,000 for the nine months ended September 30, 2005. Interest earning assets exceeded interest earning liabilities by $64,005,000, and $62,913,000 for the nine month periods ended September 30, 2006 and September 30, 2005, respectively. Our margin continues to be negatively impacted by the flat yield curve interest rate environment and our rapid asset generation which has caused us to rely, more than we have historically, on higher cost wholesale funds. We expect downward pressure on our margin to continue as long as the two conditions described above persist.

For the nine months ended September 30, 2006, our tax-effected net interest income, the major component of our net income, was $15,986,000 compared to $15,158,000 for the same period of 2005, an increase of $828,000 or 5.46%. The average rate realized on interest-earning assets increased to 6.81% from 5.96%, while the average rate paid on interest-bearing liabilities increased to 3.55% from 2.31% for the nine month periods ended September 30, 2006 and 2005, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Our tax-effected interest income for the nine months ended September 30, 2006 was $29,815,000, which consisted of $26,934,000 on loans, $2,869,000 on investments, and $12,000 on fed funds sold and interest bearing deposits with correspondent banks. The tax-effected income for the nine months ended September 30, 2005 was $22,944,000, which consisted of $20,107,000 on loans, $2,786,000 on investments, and $51,000 on fed funds sold and interest bearing deposits with correspondent banks. Interest on loans for the nine months ended September 30, 2006 and September 30, 2005, represented 90.34% and 87.64%, respectively, of total interest income. Average loans represented 86.86% and 84.50% of average earning assets for the nine month periods ended September 30, 2006 and September 30, 2005, respectively.

Interest expense for the nine months ended September 30, 2006 was $13,829,000, which consisted of $9,671,000 related to deposits and $4,158,000 related to other borrowings. Interest expense for the nine months ended September 30, 2005 was $7,786,000 which consisted of $5,994,000 related to deposits and $1,792,000 related to other borrowings. Interest expense on deposits for the nine months ended September 30, 2006 and September 30, 2005 represented 69.91% and 76.95%, respectively, of total interest expense. Average interest bearing deposits represented 77.28% and 82.60% of average interest bearing liabilities for the nine months ended September 30, 2006 and September 30, 2005, respectively.

Analysis of Changes in Net Interest Income

The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the time periods indicated.

	Three Months Ended
	September 30, 2006 vs. 2005			September 30, 2005 vs. 2004
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$1,710	$1,042	$2,752	$434	$881	$1,315
Securities, taxable	(30)	47	17	23	20	43
Securities, nontaxable	(21)	1	(20)	(39)	1	(38)
Nonmarketable equity securities	10	37	47	4	11	(7)
Federal funds sold and other	(34)	11	(23)	28	-	28
Total interest income	1,635	1,138	2,773	450	891	1,341

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	104	524	628	25	289	314
Savings accounts	(3)	56	53	6	42	48
Time deposits	153	635	788	155	393	548
Total interest-bearing deposits	254	1,215	1,469	186	724	910
Other short-term borrowings	226	152	378	(137)	109	(28)
Federal Home Loan Bank advances	220	203	423	79	174	253
Junior subordinated debentures	32	-	32	-	-	-
Obligations under capital leases	(1)	(1)	(2)	(6)	1	(5)
Total interest expense	731	1,569	2,300	122	1,008	1,130
Net interest income	$904	$(431)	$473	$328	$(117)	$211

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

	Nine Months Ended
	September 30, 2006 vs. 2005			September 30, 2005 vs. 2004
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$3,679	$3,148	$6,827	$2,449	$1,372	$3,821
Securities, taxable	17	69	86	142	16	158
Securities, nontaxable	(86)	(2)	(88)	7	(21)	(14)
Nonmarketable equity securities	15	70	85	36	7	43
Federal funds sold and other	(64)	25	(39)	15	30	45
Total interest income	3,561	3,310	6,871	1,396	2,657	4,053

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	210	1,492	1,702	82	651	733
Savings accounts	(8)	113	105	40	79	119
Time deposits	298	1,572	1,870	603	1,073	1,676
Total interest-bearing deposits	500	3,177	3,677	725	1,803	2,528
Other short-term borrowings	579	585	1,164	-	104	104
Federal Home Loan Bank advances	422	578	1,000	326	240	566
Junior subordinated debentures	32	0	32	-	-	-
Obligations under capital leases	(5)	(5)	(10)	(16)	1	(15)
Total interest expense	1,528	4,335	5,863	1,035	2,148	3,183
Net interest income	$2,033	$(1,025)	$1,008	$1,622	$(752)	$870

(1) Volume-rate changes have been allocated to each category based on the percentage of the total change.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. For the nine months ended September 30, 2006, provision expense totaled $800,000, as compared to $425,000 for the same period in 2005. For the three months ended September 30, 2006, provision expense totaled $650,000 as compared to $225,000 for the same period in 2005, due to continued loan growth and an increase in loan charge-offs. At September 30, 2006, criticized and classified loans totaled $14,700,000, an increase of $3,479,000 from $11,221,000 at September 30, 2005. Our nonperforming and impaired loans totaled $2,622,000 at September 30, 2006 compared to $2,111,000 at September 30, 2005. The allowance for loan losses was 1.12% of total loans at September 30, 2006, as compared to 1.37% at September 30, 2005. The allowance for loan losses as a percentage of total loans has declined since September 30, 2005, as a result of placing more emphasis of focusing on historical portfolio performance thereby providing a more accurate forecast of potential future losses. As a result, we believe the current level of the allowance is adequate.

Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at September 30, 2006 to meet presently known and inherent risks in the loan portfolio.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income

Total noninterest income for the nine months ended September 30, 2006 was $4,405,000, a decrease of $392,000, or 8.17% compared to $4,797,000 for the nine months ended September 30, 2005. Total noninterest income for the quarter ended September 30, 2006 decreased $55,000, or 3.35% to $1,588,000, compared to $1,643,000 at September 30, 2005.

The largest component of noninterest income, service charges on deposit accounts, decreased $348,000, or 15.07% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 and $112,000, or 14.25% from the three months ended September 30, 2005 to the three months September 30, 2006. The decrease is mainly due to a reduction in NSF return charges. Residential mortgage origination fees decreased $150,000, or 22.19% from $676,000 to $526,000 for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005 and decreased $88,000, or 31.77% from $277,000 to $189,000 for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. The primary reason for the decrease in secondary mortgage fees is that we have expanded our mortgage loan product offerings and are maintaining these loans in house with the exception of 30-year mortgage loans.

The income from fiduciary activities increased $189,000, or 28.72% from the nine month period ended September 30, 2005 to the nine month period ended September 30, 2006, and $54,000, or 21.77% from the three month period ended September 30, 2005 to the three month period ended September 30, 2006. The increase is primarily a result of our continuing successful efforts to expand assets under management in our wealth management group. Commissions from the sales of mutual funds increased $71,000, or 49.65% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 and $56,000, or 112.00% for the three months ended September 30, 2005 to the three months ended September 30, 2006. We realized a gain on the sales/calls of securities available for sale of $6,000 for the nine months ended September 30, 2006, compared to a loss of $66,000 during the same period of 2005. We realized a gain on the sale of fixed assets of $2,000 during the nine months ended September 30, 2006 compared to $102,000 for the nine months ended September 30, 2005. The gain in 2005 was primarily a result of the sale of a parcel of land in Anderson, South Carolina. Other operating income decreased $60,000, or 6.60% from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 and increased $55,000, or 20.99% from the three months ended September 30, 2005 to the three months ended September 30, 2006.

Noninterest Expense

Total noninterest expense for the first nine months of 2006 was $13,551,000, an increase of $795,000, or 6.23%, when compared to $12,756,000 for the first nine months of 2005. For the quarter ended September 30, 2006, noninterest expense was $4,711,000, an increase of $447,000, or 10.48%, over the comparable period of 2005.

The primary component of noninterest expense is salaries and benefits, which increased $642,000, or 8.81%, from $7,289,000 for the nine months ended September 30, 2005 to $7,931,000 for the nine months ended September 30, 2006, and increased $266,000, or 10.73%, from $2,478,000 for the three months ending September 30, 2005 to $2,744,000 for the three months ended September 30, 2006. Salaries and benefits expense has increased due to the addition of staff as a result of new branches, increased health insurance costs, and annual salary increases. Net occupancy expense increased $106,000 for the nine month period ending September 30, 2006, an increase of 14.54% over the related period in 2005, and increased $34,000, or 13.65% for the three months ending September 30, 2006 compared to the same period in 2005. The amortization of intangible assets decreased $18,000, or 4.65% to $369,000 from the nine month period ended September 30, 2005 to the nine month period ended September 30, 2006, and decreased $6,000, or 4.65% from the three month period ended September 30, 2005 to the three months ended September 30, 2006. Furniture and equipment expense decreased $68,000, or 9.70% from the nine month period ended September 30, 2005 to the nine month period ended September 30, 2006, and decreased $9,000, or 3.91% from the three month period ended September 30, 2005 to the three month period ended September 30, 2006. We realized a net loss on sales of securities available for sale of $66,000 for the nine months ended September 30, 2005 compared to a gain of $6,000 for the nine months ended September 30, 2006. Other operating expenses were $3,783,000 for the nine months ended September 30, 2006, as compared to $3,584,000 for the same period in 2005, an increase of $199,000, or 5.55%. For the quarter ended September 30, 2006, other operating expenses were $1,340,000, an increase of $184,000, or 15.92%, over the comparable period of 2005.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Income Taxes

For the nine months ended September 30, 2006 and 2005, the effective income tax rate was 25.48% and 24.51%, respectively, and the income tax provision was $1,441,000 and $1,559,000, respectively. For the quarter ended September 30, 2006, the effective tax rate was 26.97% compared to 27.27% for the third quarter of 2005. Our tax rate continues to be reduced by our holdings of municipal securities and by the disqualifying dispositions of incentive stock options.

Net Income

The combination of the above factors resulted in net income of $4,215,000 for the nine months ended September 30, 2006 compared to $4,802,000 for the comparable period in 2005, a decrease of $587,000, or 12.22%. For the quarter ended September 30, 2006, net income was $1,194,000, a decrease of $446,000, or 27.20% when compared to the third quarter of 2005. The decrease in earnings for the three and nine months ended September 30, 2006 was attributed primarily to an increased level of loan loss provision due to continued loan growth and an increase in loan charge-offs.

Assets and Liabilities

During the first nine months of 2006, total assets increased $87,760,000, or 14.66%, when compared to December 31, 2005. We experienced an increase of $83,173,000, or 17.85% in the loan area during the first nine months of 2006. Asset growth via loans will continue to be our focus for the foreseeable future. We intend to continue to grow at or near our recent pace but will not sacrifice quality to achieve our growth targets. Total investment securities decreased 1.51%, or $1,144,000, when compared to December 31, 2005. Cash and due from banks increased $1,653,000, or 8.79% during the first nine months of 2006 to $20,459,000 at September 30, 2006 compared to $18,806,000 at December 31, 2005. On the liability side, total deposits increased $46,275,000, or 10.67%, to $479,921,000 at September 30, 2006. The increase in deposits was primarily due to the increases of $32,406,000 or 36.28% in money market accounts, and $21,693,000, or 12.66% in certificates of deposit during the first nine months of 2006. Total federal funds purchased and repurchase agreements increased $1,144,000 from $49,099,000 at December 31, 2005 to $50,243,000 at September 30, 2006, an increase of 2.33%. Our advances from Federal Home Loan Bank increased $24,925,000, or 43.56%, from $57,225,000 at December 31, 2005 to $82,150,000 at September 30, 2006. These advances were utilized to pay down our federal funds purchased position as well as provide for asset growth as described above. Liabilities also increased $10,310,000 in junior subordinated debentures, in which the proceeds were used to extinguish short-term borrowings and to inject capital into the bank subsidiary.

Investment Securities

Investment securities decreased $1,144,000 or 1.51% to $74,743,000 at September 30, 2006 from $75,887,000 at December 31, 2005. Securities available for sale decreased $2,887,000, or 4.11% during the first nine months of 2006 and nonmarketable equity securities increased $1,743,000, or 33.04% during the first nine months of 2006. Included in the increase of nonmarketable equity securities were the $310,000 investment in the Community Capital Corporation Statutory Trust I and also an increase in Federal Home Loan Bank stock resulting from our increased borrowings during the first nine months of 2006. As of September 30, 2006, securities available for sale totaling $40,506,000 were in an unrealized loss position. Of these, approximately 91.06%, or twenty-six individual securities, consisted of securities in a continuous loss position for twelve months or more. We have the ability and intent to hold these securities until such time as the value recovers or the securities mature. We believe, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Loans

Loans receivable increased $83,173,000, or 17.85%, since December 31, 2005. Loan growth will continue to be our focus for the foreseeable future. We intend to grow loans at or near our recent pace but will not sacrifice quality to achieve our growth targets. The largest increase was in mortgage and commercial real estate mortgage, which increased $56,796,000, or 22.10%, to $313,834,000 at September 30, 2006. This increase is mainly due to the expansion of our new residential mortgage loan products in which we offer fixed rates on these loans and have three and five year call provisions. Real estate construction loans increased $17,490,000, or 16.39% to $124,194,000 at September 30, 2006. Consumer installment loans increased $2,454,000, or 11.65% to $23,520,000 at September 30, 2006.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Balances within the major loan receivable categories as of September 30, 2006 and December 31, 2005 are as follows:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Commercial and agricultural	$44,991	$38,180
Real estate - construction	124,194	106,704
Real estate - mortgage and commercial	313,834	257,038
Home equity	41,036	41,259
Consumer, installment	23,520	21,066
Consumer, credit card and checking	1,490	1,645
	$549,065	$465,892

Risk Elements in the Loan Portfolio

We incorporate by reference under this heading the disclosures under the heading “Provision and Allowance for Loan Losses” under this Item 2 of Part I.

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)	September 30,
	2006	2005
Loans:
Nonaccrual and impaired loans	$2,622	$2,060
Accruing loans more than 90 days past due	$1,313	$51

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:
Criticized	$5,192	$2,899
Classified	$9,508	$8,322

The increase of $1,262,000 in accruing loans more than 90 days past due from September 30, 2005 to September 30, 2006 was primarily due to one large relationship secured by real estate, in which a resolution is anticipated by second quarter of 2007. The increase of $3,479,000, or 31.00%, in criticized and classified loans from September 30, 2005 to September 30, 2006 was primarily due to three relationships which are all real estate secured but exhibit cash flow weaknesses.

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	September 30,
	2006	2005
Balance, January 1,	$6,324	$5,808
Provision for loan losses for the period	800	425
Charge-offs	(1,083)	(276)
Recoveries	108	61

Balance, end of period	$6,149	$6,018

Gross loans outstanding, end of period	$549,065	$438,448

Allowance for loan losses to loans outstanding	1.12%	1.37%

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	September 30,
	2006	2005
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	2,622	2,060

Total impaired loans	$2,622	$2,060

Valuation allowance related to impaired loans	$138	$276

(Dollars in thousands)	September 30,
	2006	2005
Average investment in impaired loans	$3,485	$2,408

Interest income recognized on impaired loans	$32	$11

Interest income recognized on a cash basis on impaired loans	$32	$11

Total impaired loans increased $562,000, or 27.28%, from September 30, 2005 to September 30, 2006. The valuation allowance related to impaired loans decreased $138,000, or 50.00%, from September 30, 2005 to September 30, 2006.

Premises and Equipment

Our purchases of fixed assets during the first nine months of 2006 totaled $1,495,000. Of this amount, $267,000 was during the third quarter of 2006. Total fixed assets, net of depreciation, increased $804,000 during the first nine months of 2006. The additions during the first nine months of 2006 were primarily due to a new full-service branch located in Anderson, South Carolina which opened in the first quarter of 2006 and the purchase of a mortgage origination office in Greenville, South Carolina which opened in the second quarter of 2006.

Deposits

Total deposits increased $46,275,000, or 10.67%, to $479,921,000 at September 30, 2006 from $433,646,000 at December 31, 2005. Expressed in percentages, noninterest-bearing deposits increased 1.17% from $59,286,000 at December 31, 2005 to $59,978,000 at September 30, 2006, and interest-bearing deposits increased 12.18% from $374,360,000 at December 31, 2005 to $419,943,000 at September 30, 2006. The largest increase was in money market accounts, which increased $32,406,000, or 36.28% to $121,733,000 at September 30, 2006, from $89,327,000 at December 31, 2005. This increase was primarily attributable to the increase in our Wall Street money market accounts which as of September 30, 2006 paid a premium rate of Wall Street Prime rate less 3.50%. This category increased $37,801,000, or 85.08% from December 31, 2005 to September 30, 2006.

Balances within the major deposit categories as of September 30, 2006 and December 31, 2005 are as follows:

(Dollars in thousands)	September 30, 2006	December 31, 2005

Noninterest-bearing demand deposits	$59,978	$59,286
Interest-bearing demand deposits	65,995	74,729
Money market accounts	121,733	89,327
Savings deposits	39,226	39,008
Certificates of deposit	192,989	171,296
	$479,921	$433,646

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us increased $24,925,000 to $82,150,000 as of September 30, 2006 compared to $57,225,000 at December 31, 2005. The increase in advances was utilized to pay down our federal funds purchased position as well as provide for growth of our loan portfolio. Of the $82,150,000 in advances with Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
03/05/08	5.16% - adjustable on 12/5/06	$5,400
02/02/09	4.95% - fixed	250
07/13/09	5.21% - fixed, callable 7/13/07	5,000
07/13/09	5.03% - fixed, callable 10/13/06	10,000
03/17/10	5.92% - fixed, callable 12/18/06	5,000
03/14/11	4.63% - fixed, callable 03/14/07	10,000
03/28/11	4.68% - fixed, callable 03/28/08	10,000
06/03/15	3.36% - fixed, callable 06/03/08	15,000
		$60,650

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

The following table summarizes capital ratios and the regulatory minimum requirements at September 30, 2006:

	Tier 1	Total	Tier 1
	Risk-based	Risk-based	Leverage
Actual ratio:
Community Capital Corporation	10.17%	11.26%	8.62%
CapitalBank	9.34%	10.43%	7.90%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

Shareholders’ equity was increased by the $360,000 proceeds from the exercise of stock options and net income of $4,215,000. Due to changes in the market rates of interest, the fair value of our securities available-for-sale decreased, which had the effect of decreasing shareholders’ equity by $71,000 net of the deferred taxes for the nine months ended September 30, 2006 when compared to December 31, 2005. Total equity was also reduced by cash dividends paid during the nine months ended September 30, 2006 which totaled $1,698,000, and was also reduced by $70,000 in cash paid to purchase our stock through our buyback program.

For the near term, maturities and sales of securities available-for-sale are expected to be a source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities. We also expect to build our deposit base. Advances from the Federal Home Loan Bank and our correspondent banks will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $89,093,000 in advances under the terms of our agreement with the Federal Home Loan Bank. We have $10,000,000 available in a revolving line of credit with another bank. Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $33,567,000 million of unused lines of credit to purchase federal funds.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2006, we had issued commitments to extend credit of $149,352,000 and standby letters of credit of $2,060,000 through various types of commercial lending arrangements. Approximately $107,274,000 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2006.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments to extend credit	$2,365	$11,157	$35,207	$48,729	$100,623	$149,352
Standby letters of credit	393	37	1,595	2,025	35	2,060
Total	$2,758	$11,194	$36,802	$50,754	$100,658	$151,412

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

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly−held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial conditions or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity,

COMMUNITY CAPITAL CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk - continued

management considers interest rate risk to be a significant market risk that could potentially have a material effect on our financial condition and results of operations. The information contained in Item 2 in the section captioned "Provision and Allowance for Loan Losses" is incorporated herein by reference. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At September 30, 2006, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $184,701,000. This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and NOW accounts, which totaled $380,716,000 at September 30, 2006.

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

Scope of the Controls Evaluation. The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is

COMMUNITY CAPITAL CORPORATION

Item 4. Controls and Procedures - continued

performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our finance personnel, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding our purchase of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2006 to July 31, 2006	-	-	-	100,000

August 1, 2006 to August 31, 2006	-	-	-	100,000

September 1, 2006 to September 30, 2006	-	-	-	100,000

Total	-	-	-	100,000

On August 18, 2005, we announced an agreement to repurchase up to an additional 200,000 shares of our common stock during the six month period beginning August 22, 2005. Of the 200,000 shares to be repurchased, 100,000 shares may be repurchased in private or open-market purchases, including block transactions. As of September 30, 2006, we have repurchased a cumulative total of 1,029,322 shares.

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

On July 19, 2006 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.15 per share of common stock, which dividend was paid on September 1, 2006 to holders of record as of the close of business on August 18, 2006.

COMMUNITY CAPITAL CORPORATION

PART II. OTHER INFORMATION - continued

Item 5. Exhibits

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

COMMUNITY CAPITAL CORPORATION

	By:	/s/ WILLIAM G. STEVENS

William G. Stevens President & Chief Executive Officer

Date: November 13, 2006	By:	/s/ R. WESLEY BREWER
R. Wesley Brewer Chief Financial Officer