Form 10-K
period 2006-12-31
COMMUNITY CAPITAL CORP /SC/
filed 2007-03-26
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2006 was approximately $70.2 million based upon the last sale price reported for such date on the Nasdaq National Market, which was $21.73 per share.

The number of outstanding common shares of the registrant as of March 7, 2007, was 3,823,255.

Documents Incorporated By Reference: Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders are incorporated herein by reference in Part III.

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

Market Areas

At December 31, 2006, CapitalBank had banking locations in Greenwood, Abbeville, Clemson, Calhoun Falls, Prosperity, Clinton, Belton, Greer, Greenville, Honea Path, Anderson, Newberry, and Saluda, South Carolina.

The following table sets forth certain information concerning CapitalBank at December 31, 2006:

	Number of Locations	Total Assets	Total Loans	Total Deposits
		(Dollars in thousands)
CapitalBank	17	$713,244	$573,639	$486,956

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

Lending Activities

General. Through CapitalBank, we offer a range of lending services, including real estate, consumer, and commercial loans, to individuals and small business and other organizations that are located in or conduct a substantial portion of their business in CapitalBank’s market areas. Our total loans at December 31, 2006, totaled $573.6 million, or 88.46% of total earning assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

Our primary focus has been on commercial and installment lending to individuals and small to medium-sized businesses in its market areas, as well as residential mortgage loans. These three loan types totaled approximately $293.4 million, and constituted approximately 51.11% of our loan portfolio, at December 31, 2006.

The following table sets forth the composition of our loan portfolio for each of the five years in the period ended December 31, 2006.

Loan Composition

(Dollars in thousands)

	December 31,
	2006	2005	2004	2003	2002
Commercial, financial and agricultural	7.83%	8.20%	10.62%	9.57%	10.42%
Real estate:
Construction	24.88	22.90	11.33	4.98	4.52
Mortgage:
Residential	39.08	37.50	41.94	51.96	53.41
Commercial (1)	24.07	26.53	30.29	27.22	25.48
Consumer and other	4.14	4.87	5.82	6.28	6.17
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Total loans (dollars)	$573,639	$465,892	$425,628	$326,178	$288,842

(1) The majority of these loans are made to operating businesses where real property has been taken as additional collateral.

Loan Approval. Certain credit risks are inherent in the loan making process. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. We attempt to minimize loan losses through various means and use standardized underwriting criteria. During 2006, these means included the use of policies and procedures that impose officer and customer lending limits and require loans in excess of certain limits to be approved by the Board of Directors of CapitalBank.

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

Employees

Including the employees of CapitalBank, we currently have in the aggregate 193 full-time employees and 28 part-time employees.

Government Supervision and Regulation

General

We, along with CapitalBank, are subject to an extensive collection of state and federal banking laws and regulations that impose specific requirements and restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of our operations. These regulations are generally intended to provide protections for depositors and borrowers of CapitalBank, rather than for our shareholders. Each of our entities is also affected by government monetary policy and by regulatory measures affecting the banking industry in general. The actions of the Federal Reserve System affect the money supply and, in general, the lending abilities of CapitalBank because decisions relating to money supply increase or decrease the cost and availability of funds to the banks. Additionally, the Federal Reserve System regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in the reserve requirements against bank deposits, and limitations on interest rates that banks may pay on time and savings deposits.

The following discussion sets forth some of the regulatory requirements applicable to bank holding companies and banks and provides certain specific information related to CapitalBank and us. These summaries are qualified in their entirety by reference to the applicable statutes and regulations and are not intended to be an exhaustive description of the statutes or regulations applicable to our and CapitalBank’s business. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of our entities.

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

The Federal Reserve Board, pursuant to regulation and published policy statements, has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, we may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, we may not deem it advisable to provide such assistance. Under the Federal Bank Holding Company Act of 1956, as amended, the Federal Reserve Board may also require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that the activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

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

As of December 31, 2006, CapitalBank and we exceeded our respective fully phased-in minimum requirements.

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

In periods of declining interest rates, demand for mortgage loans typically increases, particularly for mortgage loans related to refinancing of existing loans. The refinancing of existing loans currently comprises approximately 17.62% of our loan volume. In periods of rising interest rates, such as have occurred recently, demand for mortgage loans typically declines. Our income from our mortgage banking division would significantly decrease following a decline in demand for mortgage loans in South Carolina, which is the area in which we originate our mortgage loans.

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

Even though our common stock is currently traded on the Nasdaq Stock Market’s Global Market, it has less liquidity than the average stock quoted on a national securities exchange.

The trading volume in our common stock on the Nasdaq Global Market has been relatively low when compared with larger companies listed on the Nasdaq Global Market or the stock exchanges. As a result, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares. We also cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock. The market price of our common stock may fluctuate in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

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

ITEM 2. PROPERTIES.

We operate out of an approximately 3,000 square foot building located on approximately one acre of land leased from a third party in Greenwood, South Carolina. At December 31, 2006, CapitalBank operated sixteen full service branches and one drive-thru facility in South Carolina, three of which are located in Greenwood, two of which are located in Abbeville and Anderson, and one of which is located in each of Newberry, Belton, Greenville, Greer, Clemson, Saluda, Prosperity, Honea Path, Clinton and Calhoun Falls. Of CapitalBank’s branches, fourteen are located on land owned by CapitalBank, two are located on land owned by us and leased to CapitalBank, and one is located on land CapitalBank leases from one of our former directors. We believe that all of our properties are well maintained and are suitable for their respective present needs and operations.

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

Year	Quarter	High	Low

2006	Fourth	$21.50	$20.44
	Third	22.39	20.20
	Second	24.49	21.08
	First	23.99	21.27
2005	Fourth	$23.99	$21.70
	Third	24.00	21.90
	Second	23.42	20.90
	First	24.00	22.75

The closing price of our common shares as reported by Nasdaq on March 7, 2007 was $20.32 per share. As of March 7, 2007, there were 3,823,255 shares of our common stock outstanding held by approximately 1,450 shareholders of record. We did not sell any of our equity securities during fiscal year 2006 that were not registered under the Securities Act of 1933, as amended.

Until September 17, 2001, we had not declared or distributed any cash dividends to our shareholders since our organization in 1988. From and since that time, we have paid cash dividends to our shareholders on a quarterly basis. The following table reflects the declaration date, the payment date, and the payment amount of cash dividends per share for the two most recent fiscal years.

Year	Declaration Date	Payment Date	Payment Amount

2006	January 19	March 3	$0.15
	April 19	June 2	$0.15
	July 19	September 1	$0.15
	October 18	December 1	$0.15
2005	January 19	March 4	$0.15
	April 20	June 3	$0.15
	July 18	September 2	$0.15
	October 19	December 2	$0.15
	November 9	December 7	$0.15

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

Equity Compensation Plan Information

The following table sets forth, as of the end of December 31, 2006, certain information relating to our compensation plans (including individual compensation arrangements) under which grants of options, restricted stock, or other rights to acquire our common stock may be granted from time to time.

Plan Category (1)	Number of shares of our common stock to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of shares of our common stock remaining available for future issuance under equity compensation plans (excluding shares of our common stock reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	123,775	$16.40	167,650
Equity compensation plans not approved by security holders	-0-	$0	-0-
Total	123,775	$16.40	167,650

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

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data

The following selected consolidated financial data for the five years ended December 31, 2006 are derived from our consolidated financial statements and other data. The selected consolidated financial data should be read in conjunction with our consolidated financial statements, including the accompanying notes, included elsewhere herein.

Year Ended December 31,	2006	2005	2004	2003	2002
(Dollars in thousands, except per share)
Income Statement Data:
Interest income	$40,679	$30,878	$25,408	$21,031	$22,204
Interest expense	19,625	10,958	6,562	6,455	7,793
Net interest income	21,054	19,920	18,846	14,576	14,411
Provision for loan losses	1,140	825	1,200	479	773
Net interest income after provision for loan losses	19,914	19,095	17,646	14,097	13,638
Net securities gains(losses)	(61)	1,026	5	1,716	106
Noninterest income	6,028	6,301	5,602	5,385	4,433
Noninterest expense	18,104	16,849	15,854	14,533	11,892
Income before income taxes	7,777	9,573	7,399	6,665	6,285
Income tax expense	2,018	2,479	1,599	1,663	1,683
Net income	$5,759	$7,094	$5,800	$5,002	$4,602
Balance Sheet Data:
Assets	$713,244	$598,790	$549,086	$412,759	$380,765
Earning assets	648,450	542,199	504,151	372,620	347,377
Securities (1)	73,949	75,887	77,596	45,898	55,812
Loans (2)	574,193	466,281	426,884	326,452	291,526
Allowance for loan losses	6,200	6,324	5,808	4,584	4,282
Deposits	486,956	433,646	380,357	314,273	276,561
Federal Home Loan Bank advances	105,625	57,225	66,325	30,425	31,140
Shareholders’ equity	58,926	54,505	55,103	45,533	44,408
Per Share Data:
Basic earnings per share	$1.54	$1.87	$1.52	$1.43	$1.34
Diluted earnings per share	1.51	1.82	1.47	1.36	1.26
Book value (period end) (3)	15.55	14.63	14.39	13.11	12.71
Tangible book value (period end) (3)	12.80	11.70	11.49	12.06	11.57
Cash dividends per share	0.60	0.75	0.51	0.33	0.17
Performance Ratios:
Return on average assets	0.87%	1.24%	1.13%	1.35%	1.28%
Return on average equity	10.05	12.74	10.90	11.32	11.11
Net interest margin (4)	3.59	3.95	4.18	4.17	4.50
Efficiency (5)	65.61	63.17	63.38	64.28	61.45
Allowance for loan losses to loans	1.08	1.36	1.36	1.40	1.48
Net charge-offs to average loans	0.24	0.07	0.10	0.05	0.22
Nonperforming assets to period end loans (2)(6)	0.32	0.48	0.52	0.59	0.71
Capital and Liquidity Ratios:
Average equity to average assets	8.66	9.77	10.38	11.17	11.71
Leverage (4.00% required minimum)	8.46	7.68	8.05	10.38	10.59
Tier 1 risk-based capital ratio	10.03	9.24	10.43	13.42	14.16
Total risk-based capital ratio	11.09	10.49	11.68	14.68	15.41
Average loans to average deposits	110.96	101.75	104.69	104.95	103.86

(1)	Securities held-to-maturity are stated at amortized cost, securities available-for-sale are stated at fair value, and nonmarketable equity securities are stated at cost.
(2)	Loans are stated before the allowance for loan losses and include loans held for sale.
(3)	Excludes the effect of any outstanding stock options.
(4)	Tax equivalent net interest income divided by average earning assets.
(5)
Noninterest expense divided by the sum of tax equivalent net interest income and noninterest income, excluding gains and losses on sales of assets and the write-down of intangible assets related to the sale of those assets.

(6)	Nonperforming loans and nonperforming assets do not include loans past due 90 days or more that are still accruing interest.

Selected Financial Data - continued

(Dollars in thousands)	2006 Quarter ended				2005 Quarter ended
except per share	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net interest income	$5,452	$5,408	$5,163	$5,031	$5,175	$5,101	$4,906	$4,738
Provision for loan losses	340	650	150	-	400	225	100	100
Noninterest income	1,629	1,588	1,457	1,360	2,467	1,643	1,721	1,496
Noninterest expense	4,620	4,711	4,432	4,408	4,030	4,264	4,490	4,065
Net income	1,544	1,194	1,548	1,473	2,292	1,640	1,629	1,533
Basic earnings per share	0.41	0.32	0.41	0.40	0.62	0.43	0.42	0.40
Diluted earnings per share	0.40	0.31	0.41	0.39	0.60	0.42	0.41	0.39

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

General

We serve as a bank holding company for CapitalBank. We formed CapitalBank on January 1, 2001 during a restructuring that consolidated our operations into a single subsidiary. CapitalBank operates seventeen branches throughout South Carolina. CapitalBank offers a full range of banking services, including a wealth management group featuring a wide array of financial services, with personalized attention, local decision making, and strong emphasis on the needs of individuals and small to medium-sized businesses.

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

On June 15, 2006, the Company formed Community Capital Corporation Statutory Trust I (the “Trust”) for the purposes of issuing trust preferred securities, which enable the Company to obtain Tier 1 capital on a consolidated basis for regulatory purposes. On June 15, 2006, the Company closed a private offering of $10,000,000 of floating rate preferred securities offered and sold by the Trust. The proceeds from such issuance together with the proceeds from a related issuance of common securities of the Trust purchased by the Company in the amount of $310,000, were invested by the Trust in floating rate Junior Subordinated Notes issued by the Company (the “Notes”) totaling $10.3 million. The Notes are due and payable on June 15, 2036 and may be redeemed by the Company after five years, and sooner in certain specific events, including in the event that certain circumstances render the Notes ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. The Notes presently qualify as Tier 1 capital for regulatory reporting. The sole assets of the Trust are the Notes. The company owns 100% of the common securities of the Trust. The Notes are unsecured and rank junior to all senior debt of the Company. For the year ended December 31, 2006, the floating rate preferred securities and the Notes has an annual interest rate of 7.04%. This interest rate is fixed until June 14, 2011, when the interest rate will adjust quarterly. After June 14, 2011, the interest rate will equal three-month LIBOR plus 1.55%.

Results of Operations

Year ended December 31, 2006, compared with year ended December 31, 2005

Net interest income increased $1,134,000, or 5.69%, to $21.1 million in 2006 from $19.9 million in 2005. Average earning assets increased $80.2 million, or 15.43%, and average interest bearing liabilities increased $79.7 million, or 17.51%.

Our tax equivalent net interest spread and tax equivalent net interest margin were 3.20% and 3.59%, respectively, in 2006 compared to 3.65% and 3.95% in 2005. Yields on earning assets increased from 6.06% in 2005 to 6.87% in 2006, and yields on interest-bearing liabilities increased from 2.41% in 2005 to 3.67% in 2006.

The provision for loan losses was $1.1 million in 2006 compared to $825,000 in 2005. Our allowance for loan losses was 1.08% of total loans outstanding at December 31, 2006. Our nonperforming loans totaled $1.7 million at December 31, 2006 compared to $2.1 million at December 31, 2005. Criticized and classified loans have decreased from $13.4 million at December 31, 2005 to $12.6 million at December 31, 2006. Total loans increased $107.9 million during 2006.

We have included a more detailed discussion, including tabular presentations, of noninterest income and noninterest expense in the years ended December 31, 2006 and 2005 under the heading “Noninterest Income and Expense” located in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Net income decreased $1,335,000, or 18.82%, to $5.8 million in 2006 from $7.1 million in 2005. Basic earnings per share was $1.54 in 2006, compared to $1.87 in 2005. Diluted earnings per share was $1.51 in 2006, compared to $1.82 in 2005. Return on average assets during 2006 was 0.87% compared to 1.24% during 2005, and return on average equity was 10.05% during 2006 compared to 12.74% during 2005.

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

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances” table shows the average balance of each category of our assets liabilities as well as the yield we earned or the rate we paid with respect to each category during 2006, 2005 and 2004. A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earniing assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts. Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

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

Average Balances, Income and Expenses, and Rates

Year ended December 31,	2006			2005			2004
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning Assets:
Loans(1)(3)	$522,521	$37,309	7.14%	$439,266	$27,587	6.28%	$391,056	$22,440	5.74%
Securities, taxable(2)	43,211	1,796	4.16	42,853	1,768	4.13	38,267	1,473	3.85
Securities, nontaxable(2)(3)	27,440	1,701	6.20	29,046	1,825	6.28	29,608	1,857	6.27
Nonmarketable equity
securities	6,478	373	5.76	5,762	239	4.15	4,737	185	3.91
Federal funds sold
and other	250	14	5.60	2,793	95	3.40	771	7	0.91
Total earning assets	599,900	41,193	6.87	519,720	31,514	6.06	464,439	25,962	5.59
Cash and due from banks	21,592			14,642			15,125
Premises and equipment	14,516			13,092			11,881
Other assets	31,593			29,624			26,433
Allowance for loan losses	(6,073)			(5,921)			(5,244)
Total assets	$661,528			$571,157			$512,634
Liabilities:
Interest-Bearing Liabilities:
Interest-bearing transaction
accounts	$181,060	$4,779	2.64%	$161,492	$2,500	1.55%	$148,870	$1,357	0.91%
Savings deposits	38,868	802	2.06	39,484	621	1.57	35,933	460	1.28
Time deposits	187,891	7,910	4.21	174,675	5,262	3.01	142,552	3,003	2.11
Other short-term borrowings	45,282	2,260	4.99	23,842	679	2.85	36,324	509	1.40
Federal Home Loan Bank
advances	76,435	3,479	4.55	55,956	1,892	3.38	47,190	1,204	2.55
Junior subordinate debt	5,649	395	6.99
Obligations under capital
leases	-	-		83	10	12.05	272	29	10.66
Total interest-bearing
liabilities	535,185	19,625	3.67	455,532	10,964	2.41	411,141	6,562	1.60
Demand deposits	63,071			56,061			46,172
Accrued interest and other
liabilities	5,975			3,768			2,130
Shareholders’ equity	57,297			55,796			53,191
Total liabilities and
shareholders’ equity	$661,528			$571,157			$512,634
Net interest spread			3.20%			3.65%			3.99%
Net interest income	$21,568			$20,550			$19,400
Net interest margin			3.59%			3.95%			4.18%

(1)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(2)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(3)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

Net Interest Income - continued

Our tax-effected net interest spread and net interest margin were 3.20% and 3.59%, respectively, for the year ended December 31, 2006, compared to 3.65% and 3.95%, respectively, for the year ended December 31, 2005. For the year ended December 31, 2006, earning assets averaged $599.9 million compared to $519.7 million for the year ended December 31, 2005. Interest earning assets exceeded interest bearing liabilities by $64.7 million and $64.2 million for the years ended December 31, 2006, and 2005, respectively. Our margin continues to be negatively impacted by the flat yield curve interest rate environment and our rapid asset generation which has caused us to rely, more than we have historically, on higher cost wholesale funds. We expect downward pressure on our margin to continue as long as the two conditions described above persist.

For the year ended December 31, 2006, our tax-effected net interest income, the major component of our net income, was $21.6 million compared to $20.6 million for the year ended December 31, 2005. The average rate realized on interest-earning assets increased to 6.87% at December 31, 2006, from 6.06% at December 31, 2005, while the average rate paid on interest-bearing liabilities increased to 3.67% at December 31, 2006, from 2.41% at December 31, 2005.

Our tax-effected interest income for the year ended December 31, 2006 was $41.2 million, which consisted of $37.3 million on loans, $3.9 million on investments, and $14,000 on interest bearing deposits with correspondent banks. Our tax-effected interest income for the year ended December 31, 2005 was $31.5 million, which consisted of $27.6 million on loans, $3.8 million on investments, and $95,000 on interest bearing deposits with correspondent banks. Interest on loans for the years ended December 31, 2006 and 2005, represented 90.57% and 87.62%, respectively, of total interest income, while interest on investments and interest bearing deposits with correspondent banks for the years ended December 31, 2006 and 2005 represented 9.43% and 12.38%, respectively, of total interest income. The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments. Average loans represented 87.10% and 84.53% of average earning assets for the years ended December 31, 2006 and December 31, 2005, respectively.

Interest expense for the year ended December 31, 2006 was $19.6 million, which consisted of $13.5 million related to deposits and $6.1 million related to other borrowings. Interest expense for the year ended December 31, 2005 was $11.0 million, which consisted of $8.4 million related to deposits and $2.6 million related to other borrowings. Interest expense on deposits for the years ended December 31, 2006 and December 31, 2005 represented 68.88% and 76.36%, respectively, of total interest expense, while interest expense on borrowings for the years ended December 31, 2006 and December 31, 2005, represented 31.12% and 23.64%, respectively. Average interest bearing deposits represented 76.20% and 82.46% of average interest bearing liabilities for the years ended December 31, 2006 and December 31, 2005, respectively.

Analysis of Changes in Net Interest Income. The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 2006 to 2005 and 2005 to 2004.

Net Interest Income - continued

Analysis of Changes in Net Interest Income

	2006 Compared With 2005			2005 Compared With 2004
		Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$5,645	$4,077	$9,722	$2,914	$2,233	$5,147
Securities, taxable	15	13	28	185	110	295
Securities, nontaxable	(100)	(24)	(124)	(35)	3	(32)
Nonmarketable equity securities	33	101	134	42	12	54
Federal funds sold and other	(119)	38	(81)	43	45	88
Total interest income	5,474	4,205	9,679	3,149	2,403	5,552
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	334	1,949	2,283	124	1,019	1,143
Savings accounts	(10)	191	181	48	113	161
Time deposits	423	2,225	2,648	777	1,482	2,259
Total interest-bearing deposits	747	4,365	5,112	949	2,614	3,563
Other short-term borrowings	861	720	1,581	(220)	390	170
Federal Home Loan Bank advances	815	772	1,587	250	438	688
Junior subordinate debt	395	-	395	-	-	-
Obligations under capital leases	(5)	(5)	(10)	(23)	4	(19)
Total interest expense	2,813	5,852	8,665	956	3,446	4,402
Net interest income	$2,661	$(1,647)	$1,014	$2,193	$(1,043)	$1,150

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

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

Net Interest Income - continued

The following table sets forth our interest rate sensitivity at December 31, 2006.

Interest Sensitivity Analysis

					Greater
		After One	After Three		Than One
	Within	Through	Through	Within	Year or
December 31, 2006	One	Three	Twelve	One	Non-
(Dollars in thousands)	Month	Months	Months	Year	Sensitive	Total
Assets
Earning assets:
Loans(1)	$198,629	$12,081	$70,643	$281,353	$291,124	$572,477
Securities	1,753	340	1,247	3,340	70,609	73,949
Federal funds sold and other	308	-	-	308	-	308
Total earning assets	200,690	12,421	71,890	285,001	361,733	646,734
Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	194,544	-	-	194,544	-	194,544
Savings deposits	38,791	-	-	38,791	-	38,791
Time deposits	17,906	84,309	78,302	180,517	9,371	189,888
Total interest-bearing deposits	251,241	84,309	78,302	413,852	9,371	423,223
Other short-term borrowings	45,282	-	-	45,282	-	45,282
Federal Home Loan Bank advances	-	-	15,000	15,000	90,625	105,625
Junior subordinated debentures	-	-	-	-	10,310	10,310
Total interest-bearing liabilities	296,523	84,309	93,302	474,134	110,306	584,440
Period gap	$(95,833)	$(71,888)	$(21,412)	$(189,133)	$251,427
Cumulative gap	$(95,833)	$(167,721)	$(189,133)	$(189,133)	$62,294
Ratio of cumulative gap to total
earning assets	(14.82)%	(25.93)%	(29.24)%	(29.24)%	9.63%

(1) Excludes nonaccrual loans and includes loans held for sale.

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments. Debt securities are reflected at each instrument’s ultimate maturity date. Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date. Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point. Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements that give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date. Other short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. Federal funds purchased are reflected at the earliest pricing interval because funds can be repriced daily. Securities sold under agreements to repurchase are reflected at the maturity date of each repurchase agreement that generally matures within one day. Advances from the Federal Home Loan Bank are reflected at their contractual maturity dates. Junior subordinated debentures are reflected at their contractual maturity date.

Net Interest Income - continued

We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability sensitive. Our net interest margin continues to be negatively impacted by the flat yield curve interest rate environment and our rapid asset generation, which has caused us to rely, more than we have historically, on higher cost wholesale funds. We are liability sensitive within the one year period. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Accordingly, we believe a liability-sensitive gap position is not as indicative of our true interest sensitivity as it would be for an organization that depends to a greater extent on purchased funds to support earning assets. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

Included in the statement of income for the years ended December 31, 2006, and 2005, is an expense related to the provision for loan losses of $1.1 million and $825,000, respectively. We also reported net charge offs of $1.3 million and $309,000 for the years ended December 31, 2006 and 2005, respectively. The net charge offs during 2006 represented 0.24% of the average outstanding loan portfolio for the year ended December 31, 2006, compared to 0.07% for the year ended December 31, 2005. Of the $1.4 million in total charge offs during 2006, approximately $1.0 million was comprised of five loans, four of which were secured by real estate. The increase in the allowance for the year ended December 31, 2006 over December 31, 2005, related to the increase of $107.7 million in total loans outstanding. The allowance for loan losses as a percentage of gross loans was 1.08% at December 31, 2006 and 1.36% at December 31, 2005, while the percentage of nonperforming assets to gross loans was 0.32% and 0.48% at December 31, 2006 and 2005, respectively. The allowance for loan losses as a percentage to loans has decreased from December 31, 2005 to December 31, 2006 as a result of placing more emphasis of focusing on historical portfolio performance in accordance with regulatory and accounting literature guidance thereby providing a more accurate forecast of probable future losses. As a result, we believe the current level of the allowance is adequate.

Provision and Allowance for Loan Losses - continued

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge offs and recoveries for each of the last five years.

Allowance for Loan Losses

Year Ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Total loans outstanding at end of year	$573,639	$465,892	$425,628	$326,178	$288,842
Average loans outstanding	$522,521	$439,266	$391,056	$310,517	$274,365
Balance of allowance for loan losses
at beginning of period	$6,324	$5,808	$4,584	$4,282	$4,103
Allowance for loan losses from acquisitions	-	-	432	-	-
Loan losses:
Commercial and industrial	500	54	153	71	337
Real estate - mortgage	811	185	172	231	131
Consumer	120	155	252	163	255
Total loan losses	1,431	394	577	465	723
Recoveries of previous loan losses:
Commercial and industrial	42	41	72	196	45
Real estate - mortgage	71	3	31	43	15
Consumer	54	41	66	49	69
Total recoveries	167	85	169	288	129
Net loan losses	1,264	309	408	177	594
Provision for loan losses	1,140	825	1,200	479	773
Balance of allowance for loan losses
at end of period	$6,200	$6,324	$5,808	$4,584	$4,282
Allowance for loan losses to period end loans	1.08%	1.36%	1.36%	1.40%	1.48%
Net charge offs to average loans	0.24%	0.07%	0.10%	0.05%	0.22%

Nonperforming Assets. The following table sets forth our nonperforming assets for the dates indicated.

Nonperforming Assets
	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Nonaccrual and impaired loans	$1,716	$2,128	$2,104	$1,816	$1,893
Other real estate owned	107	93	98	101	150
Total nonperforming assets	$1,823	$2,221	$2,202	$1,917	$2,043
Loans 90 days or more past due and
still accruing interest	$489	$223	$230	$158	$128
Nonperforming assets to period end loans	0.32%	0.48%	0.52%	0.59%	0.71%

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

Total nonperforming assets totaled $1.8 million at December 31, 2006 and $2.2 million at December 31, 2005. This amount consists primarily of nonaccrual and impaired loans that totaled $1.7 million and $2.1 million at December 31, 2006 and December 31, 2005, respectively. Nonperforming assets were 0.32% of total loans at December 31, 2006. The allowance for loan losses to period end nonperforming assets was 340.10% at December 31, 2006.

Potential Problem Loans. At December 31, 2006, through our internal review mechanisms, we had identified $6.0 million of criticized loans and $6.6 million of classified loans. The results of this internal review process are the primary determining factor in our assessment of the adequacy of the allowance for loan losses.

Our criticized loans increased from $4.6 million at December 31, 2005 to $6.0 million at December 31, 2006. Total classified loans decreased from $8.8 million at December 31, 2005 to $6.6 million at December 31, 2006. We are committed to addressing potential problem loans.

Noninterest Income and Expense

Noninterest Income. Noninterest income decreased $1.4 million, or 18.46%, to $6.0 million in 2006 from $7.4 million in 2005. The primary reason for the decrease was due to the fact that we realized gains on the sales of marketable equity securities of $1.1 million in 2005, compared to no gains in 2006. Gains on the sales of premises and equipment were $2,000 in 2006, compared to $101,000 in 2005. The gain in 2005 was primarily a result of the sale of a parcel of land in Anderson, South Carolina. Service charges on deposit accounts decreased $408,000, or 13.44% to $2.6 million in 2006, from $3.0 million in 2005. The decrease is mainly due to a reduction in customer non-sufficient funds (“NSF”) transactions. Residential mortgage origination fees decreased $68,000, or 8.21% to $760,000 in 2006 from $828,000 in 2005. The primary reason for the decrease in secondary mortgage fees is that we have expanded our mortgage loan product offerings and are maintaining these loans in house with the exception of the 30-year mortgage loans. Income from fiduciary activities increased $276,000, or 30.63% to $1.2 million in 2006 from $901,000 in 2005. This increase was a result of our continuing successful efforts to expand assets under management in our wealth management group. Commissions on the sale of mutual funds increased $67,000, or 37.64% to $245,000 in 2006 compared to $178,000 in 2005. Other operating income decreased $41,000 or 3.26% to $1.2 million in 2006 from $1.3 million in 2005.

Noninterest Income and Expense - continued

The following table sets forth, for the periods indicated, the principal components of noninterest income:
Noninterest Income
	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Service charges on deposit accounts	$2,627	$3,035	$2,726
Residential mortgage origination fees	760	828	824
Gains on sales of securities available-for-sale	-	-	5
Gains on sales of nonmarketable equity securities	-	1,092	-
Commissions from sales of mutual funds	245	178	276
Income from fiduciary activities	1,177	901	621
Gain on sale of premises and equipment	2	101	-
Income from Bank Owned Life Insurance	661	641	598
Other income	556	617	556
Total noninterest income	$6,028	$7,393	$5,606

Noninterest Expense. Noninterest expense increased $1.3 million, or 7.39%, to $18.2 million in 2006 from $16.9 million in 2005. The primary component of noninterest expense was salaries and employee benefits, which increased $964,000, or 9.91%, to $10.7 million in 2006 from $9.7 million in 2005. The increase is mainly due to the addition of staff as a result of the opening of a new branch in April, 2006, increased health insurance costs, and annual salary increases. Net occupancy expense was $1.1 million in 2006 compared to $977,000 in 2005, and furniture and equipment expense was $838,000 in 2006 compared to $945,000 in 2005. We realized a loss on the sale of securities available for sale in the amount of $61,000 in 2006, compared to a loss of $66,000 in 2005. Total amortization of intangible assets decreased $23,000, or 4.47%, to $492,000 in 2006 compared to $515,000 in 2005. Our efficiency ratio was 65.61% in 2006 compared to 63.17% in 2005.

The following table sets forth, for the periods indicated, the primary components of noninterest expense:

Noninterest Expense
	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Salaries and employee benefits	$10,687	$9,723	$8,874
Net occupancy expense	1,113	977	853
Furniture and equipment expense	838	945	958
Amortization of intangible assets	492	515	506
Director and committee fees	274	252	187
Data processing and supplies	1,091	670	568
Mortgage loan department expenses	129	119	113
Banking assessments	57	56	53
Professional fees and services	351	410	588
Postage and freight	212	432	398
Supplies	289	311	341
Telephone expenses	351	294	293
Loss on securities available for sale	61	66	-
Other	2,220	2,145	2,121
Total noninterest expense	$18,165	$16,915	$15,853
Efficiency ratio	65.61%	63.17%	63.38%

Noninterest Income and Expense - continued

Income Taxes. Our income tax expense was $2.0 million for 2006 and $2.5 million for 2005. Our effective tax rate was 25.95% and 25.90% in 2006 and 2005, respectively.

Earning Assets

Loans. Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets. Associated with the higher yields are the inherent credit and liquidity risks that we attempt to control and counterbalance. Loans averaged $522.5 million in 2006 compared to $439.3 million in 2005, an increase of $83.2 million, or 18.94%. At December 31, 2006, total loans were $573.6 million compared to $465.9 million at December 31, 2005. The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights our general emphasis on mortgage lending.

Composition of Loan Portfolio

December 31,	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
(Dollars in		of		of		of		of		of
thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial
and industrial	$44,910	7.83%	$38,180	8.20%	$45,222	10.62%	$31,214	9.57%	$30,092	10.42%
Real estate
Construction	142,694	24.88%	106,704	22.90	48,223	11.33	16,187	4.98	13,049	4.52
Mortgage -
residential	224,175	39.08%	174,698	37.50	178,495	41.94	169,492	51.95	154,257	53.41
Mortgage-
nonresidential	138,071	24.07%	123,603	26.53	128,937	30.29	88,797	27.22	73,610	25.48
Consumer and
other	23,789	4.14%	22,707	4.87	24,751	5.82	20,488	6.28	17,834	6.17
Total loans	573,639	100.00%	465,892	100.00%	425,628	100.00%	326,178	100.00%	288,842	100.00%
Allowance for
loan losses	(6,200)		(6,324)		(5,808)		(4,584)		(4,282)
Net loans	$567,439		$459,568		$419,820		$321,594		$284,560

The principal component of our loan portfolio is real estate mortgage loans. At December 31, 2006, this category totaled $362.2 million and represented 63.15% of the total loan portfolio, compared to $298.3 million, or 64.03%, at December 31, 2005.

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

Earning Assets - continued

Real estate construction loans increased $36.0 million, or 33.73%, to $142.7 million at December 31, 2006, from $106.7 million at December 31, 2005. Residential mortgage loans, which is the largest category of our loans, increased $49.5 million, or 28.32%, to $224.2 million at December 31, 2006, from $174.7 million at December 31, 2005. Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings. Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, increased $14.5 million or 11.71%, to $138.1 million at December 31, 2006 from $123.6 million at December 31, 2005. The overall increase in real estate lending was attributable to the continued demand for residential and commercial real estate loans in our markets. CapitalBank has been able to compete favorably for residential mortgage loans with other financial institutions by offering fixed rate products having three and five year call provisions.

Commercial and industrial loans increased $6.7 million, or 17.63%, to $44.9 million at December 31, 2006, from $38.2 million at December 31, 2005.

Consumer and other loans increased $1.1 million, or 4.77%, to $23.8 million at December 31, 2006, from $22.7 million at December 31, 2005.

Our loan portfolio reflects the diversity of our markets. Our sixteen full service branches and one stand-alone drive thru are located from the northern Midlands of South Carolina through the Upstate. Primary market areas include Abbeville, Anderson, Belton, Clemson, Clinton, Greenville, Greenwood, Newberry and Saluda. The economies of these markets are varied and represent different industries including medium and light manufacturing, higher education, regional health care, and distribution facilities. These areas are expected to remain stable with continual growth. The diversity of the economy creates opportunities for all types of lending. We do not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of our liquidity. The following table sets forth our loans maturing within specified intervals at December 31, 2006.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

		Over
		One Year
December 31, 2006	One Year	Through	Over Five
(Dollars in thousands)	or Less	Five Years	Years	Total
Commercial and industrial	$18,715	$22,847	$1,187	$42,749
Real estate	158,636	225,666	124,984	509,286
Consumer and other	7,076	9,768	4,760	21,604
	$184,427	$258,281	$130,931	$573,639
Loans maturing after one year with:
Fixed interest rates				$272,287
Floating interest rates				116,925
				$389,212

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

Investment Securities. The investment securities portfolio is a significant component of our total earning assets. Total securities averaged $77.1 million in 2006, compared to $77.7 million in 2005. At December 31, 2006, the total securities portfolio was $73.9 million, a decrease of $1.9 million, or 2.55% over total securities of $75.9 million at December 31, 2005. Securities designated as available-for-sale totaled $65.5 million and were recorded at estimated fair value. Securities designated as held-to-maturity totaled $380,000 and were recorded at amortized cost. The securities portfolio also includes nonmarketable equity securities totaling $8.1 million which are carried at cost because they are not readily marketable or have no quoted market value. These include investments in Federal Reserve Bank stock, Federal Home Loan Bank stock, Community Capital Corporation Statutory Trust I, and the stock of two unrelated financial institutions.

The following table sets forth the book value of the securities held by us at the dates indicated.

Book Value of Securities
December 31,	2006	2005
(Dollars in thousands)
Government sponsored enterprises	$17,243	$15,106
State, county, and municipal securities	27,635	28,627
Other (trust preferred securities)	-	1,005
	44,878	44,738
Mortgage-backed securities	20,998	25,874
Nonmarketable equity securities	8,073	5,275
Total securities	$73,949	$75,887

The following table sets forth the scheduled maturities and average yields of securities held at December 31, 2006.

Investment Securities Maturity Distribution and Yields

			After One But		After Five But
December 31, 2006	Within One Year		Within Five Years		Within Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Government sponsored enterprises	$2,744	3.87%	$12,030	3.95%	$2,468	5.55%	$-	-%
Obligations of state and
local governments(2)	341	6.09	5,932	6.58	14,912	6.74	6,451	6.56
Total securities(1)	$3,085		$17,962		$17,380		$6,451

(1) Excludes mortgage-backed securities totaling $21.0 million with a yield of 4.33% and nonmarketable equity securities.
(2) The yield on state and local governments is presented on a tax equivalent basis using a federal income tax rate of 34%.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “--Net Interest Income-- Interest Sensitivity.”

Earning Assets - continued

Short-Term Investments. Short-term investments, which consist primarily of federal funds sold and interest-bearing deposits with other banks, averaged $250,000 in 2006, compared to $2.8 million in 2005. At December 31, 2006, short-term investments totaled $308,000. These funds are a source of our liquidity. Federal funds are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $79.7 million, or 17.49%, to $535.2 million in 2006, from $455.5 million in 2005. Average interest-bearing deposits increased $32.1 million, or 8.54%, to $407.8 million in 2006, from $375.7 million in 2005.

Deposits. Average total deposits increased $39.2 million, or 9.08%, to $470.9 million during 2006, from $431.7 million during 2005. At December 31, 2006, total deposits were $487.0 million compared to $433.6 million a year earlier, an increase of 12.32%.

The following table sets forth the deposits by category at the dates indicated.

Deposits

December 31,	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
(Dollars in		of		of		of		of		of
thousands)	Amount	Deposits	Amount	Deposits	Amount	Deposits	Amount	Deposits	Amount	Deposits
Demand deposit
accounts	$63,733	13.09%	$59,286	13.67%	$45,504	11.96%	$36,204	11.52%	$29,422	10.64%
NOW accounts	64,743	13.30	74,730	17.23	72,934	19.18	73,166	23.28	36,121	13.06
Money market
accounts	129,801	26.65	89,327	20.60	82,872	21.79	64,796	20.62	66,295	23.97
Savings accounts	38,791	7.97	39,008	9.00	36,522	9.60	28,697	9.13	27,948	10.11
Time deposits
less than
$100,000	124,739	25.61	117,126	27.01	91,183	23.97	69,649	22.16	74,763	27.03
Time deposits
of $100,000
or over	65,149	13.38	54,169	12.49	51,342	13.50	41,761	13.29	42,012	15.19
Total deposits	$486,956	100.00%	$433,646	100.00%	$380,357	100.00%	$314,273	100.00%	$276,561	100.00%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits increased $42.3 million to $421.8 million at December 31, 2006. The largest increase in our core deposits was in money market accounts, which increased $40.5 million, or 45.31% to $129.8 million at December 31, 2006 from $89.3 million at December 31, 2005. This increase was primarily attributable to the increase in our Wall Street money market accounts which as of December 31, 2006 paid a premium rate of Wall Street Prime rate less 3.50%.

Deposits, and particularly core deposits, have historically been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 117.91% at December 31, 2006, and 107.53% at the end of 2005. The maturity distribution of our time deposits of $100,000 or more at December 31, 2006 is set forth in the following table.

Deposits and Other Interest-Bearing Liabilities - continued

Maturities of Certificates of Deposit of $100,000 or More

After Six
	Within	After Three	Through	After
	Three	Through Six	Twelve	Twelve
(Dollars in thousands)	Months	Months	Months	Months	Total
Certificates of deposit of
$100,000 or more	$6,492	$30,046	$25,721	$2,890	$65,149

Approximately 56.08% of our time deposits of $100,000 or more had scheduled maturities within six months and 95.56% had maturities within twelve months. Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, we do not solicit brokered deposits.

Borrowed Funds. Borrowed funds consist of short-term borrowings, advances from the Federal Home Loan Bank, junior subordinated debentures and our correspondent bank line of credit. Short-term borrowings are primarily federal funds purchased from correspondent banks and securities sold under agreements to repurchase.

Average short-term borrowings were $45.3 million in 2006, an increase of $21.5 million from $23.8 million in 2005. Federal funds purchased from correspondent banks averaged $27.4 million in 2006. At December 31, 2006, federal funds purchased totaled $27.0 million. Securities sold under agreements to repurchase averaged $17.9 million in 2006. At December 31, 2006, securities sold under agreements to repurchase totaled $18.3 million.

Average Federal Home Loan Bank advances during 2006 were $76.4 million compared to $56.0 million during 2005, an increase of $20.4 million. Advances from the Federal Home Loan Bank are collateralized by one-to-four family residential mortgage loans, home equity lines, commercial real estate loans, and our investment in Federal Home Loan Bank stock. At December 31, 2006, borrowings from the Federal Home Loan Bank were $105.6 million compared to $57.2 million a year earlier. Although we expect to continue using short-term borrowing and Federal Home Loan Bank advances as secondary funding sources, core deposits will continue to be our primary funding source. Of the $105.6 million advances from the Federal Home Loan Bank outstanding at December 31, 2006, $15.0 million mature in 2007, $5.4 million in 2008, $25.2 million in 2009, $5.0 million in 2010, $30.0 million in 2011, $15.0 million in 2015, and $10.0 million in 2016. On June 15, 2006, Community Capital Corporation Statutory Trust I (a non-consolidated subsidiary) issued $10 million in trust preferred securities with a maturity of June 15, 2036. The rate is fixed at 7.04% until June 14, 2011, at which point the rate adjusts quarterly to the three-month LIBOR plus 1.55%, and can be called without penalty beginning on June 15, 2011. We received from the Trust the $10 million proceeds from the issuance of the securities and the $310,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $10.3 million junior subordinated debentures. Average junior subordinated debentures during 2006 were $5.6 million. Average balances on our correspondent bank line of credit during 2006 were $102,000.

The following table summarizes our various sources of borrowed funds for the years ended December 31, 2006 and 2005. These borrowings consist of securities sold under agreements to repurchase, federal funds purchased, advances from the Federal Home Loan Bank, and junior subordinated debentures. Securities sold under agreements to repurchase mature on a one to seven day basis. These agreements are secured by government-sponsored enterprise securities.  Federal funds purchased are short-term borrowings from other financial institutions that mature daily. Advances from Federal Home Loan Bank mature at different periods as discussed in the footnotes to the financial statements and are secured by the Bank's one to four family residential mortgage loans, home equity lines, commercial real estate loans and the Bank's investment in Federal Home Loan Bank stock. The junior subordinated debentures mature on June 15, 2036. Our correspondent bank line of credit matures on February 6, 2007. We have pledged all of the stock of the Bank as collateral for this line of credit.

Deposits and Other Interest-Bearing Liabilities - continued

	Year Ended December 31,
	Maximum		Weighted
	Outstanding		Average		Interest
	at any	Average	Interest	Balance	Rate at
(Dollars in thousands)	Month End	Balance	Rate	December 31,	December 31,
2006
Securities sold under agreements
to repurchase	$24,110	$17,885	4.44%	$18,329	5.15%
Federal funds purchased	40,966	27,396	5.32%	26,953	5.47%
Advances from Federal Home
Loan Bank	105,625	76,435	4.55%	105,625	4.61%
Junior subordinated debentures	10,310	5,649	6.99%	10,310	6.99%
Correspondent bank line of credit	2,000	102	6.72%	-	7.10%

2005
Securities sold under agreements
to repurchase	$21,117	$18,576	2.74%	$21,117	4.15%
Federal funds purchased	27,982	5,266	3.21%	27,982	4.44%
Advances from Federal Home
Loan Bank	60,275	55,956	3.38%	57,225	3.97%

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

The holding company and CapitalBank are also required to maintain capital at a minimum level based on average total assets (as defined), which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum. To provide the additional capital needed to support our bank’s growth in assets in 2006, we issued $10.3 million in junior subordinated debentures in connection with our trust preferred securities offering. The company also has a $10.0 million line of credit that could be utilized to provide additional capital for the bank if deemed necessary.

The holding company and CapitalBank exceeded the Federal Reserve’s fully phased-in regulatory capital ratios at December 31, 2006, 2005, and 2004, as set forth in the following table.

Analysis of Capital

(Dollars in thousands)	2006	2005	2004
Tier 1 capital	$58,768	$44,007	$43,209
Tier 2 capital	6,200	5,959	5,186
Total qualifying capital	$64,968	$49,966	$48,395
Risk-adjusted total assets
(including off-balance-sheet exposures)	$459,125	$393,799	$320,480
Tier 1 risk-based capital ratio	10.03%	9.24%	10.43%
Total risk-based capital ratio	11.09%	10.49%	11.68%
Tier 1 leverage ratio	8.46%	7.68%	8.05%

Capital - continued

	Tier 1	Total	Tier 1
	Risk-Based	Risk-Based	Leverage
CapitalBank’s capital ratios at December 31, 2006 were:	9.31%	10.37%	7.85%

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

Our loans-to-assets ratio increased from 2005 to 2006 and our loans-to-funds ratio increased from 2005 to 2006. The loans-to-assets ratio at December 31, 2006 was 80.50% compared to 77.87% at December 31, 2005, and the loans-to-funds ratio at December 31, 2006 was 90.02% compared to 86.35% at December 31, 2005. The amount of advances from the Federal Home Loan Bank were approximately $105.6 million at December 31, 2006 compared to $57.2 million at December 31, 2005. We expect to continue using these advances as a source of funding. Additionally, we had approximately $44.8 million of unused lines of credit for federal funds purchases and $3.0 million of securities available-for-sale at December 31, 2006 as sources of liquidity. We have $10.0 million available in a revolving line of credit with another bank. We also have the ability to receive an additional $72.3 million in advances under the term of our agreement with the Federal Home Loan Bank.

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

Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements contained in Item 8 herein. Of these significant accounting policies, we consider our policies regarding the accounting for the Allowance, benefit plans, mortgage-servicing rights, accounting for past acquisitions, and income taxes, to be the most critical accounting policies due to the valuation techniques used and the sensitivity of these financial statement amounts to the methods, assumptions, and estimates underlying these balances. Accounting for these critical areas requires a significant degree of judgment that could be subject to revision as newer information becomes available. In order to determine our critical accounting policies, we consider whether the accounting estimate requires assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of financial condition, changes in financial condition, or results of operations.

The Allowance represents our estimate of probable losses inherent in the lending portfolio. See Provision and Allowance for Losses for additional discussion including factors impacting the Allowance and the methodology for analyzing the adequacy of the Allowance. This methodology relies upon our judgment. Our judgments is based on an assessment of

Critical Accounting Policies - continued

various issues, including, but not limited to, the pace of loan growth, emerging portfolio concentrations, the risk management system relating to lending activities, entry into new markets, new product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions. We consider the year-end Allowance appropriate and adequate to cover probable losses in the loan portfolio. However, our judgment is based upon a number of assumptions about current events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require significant future additions to the Allowance, thus adversely impacting the results of operations of the Company.

We have increased our market share through bank and branch acquisitions (the last of these acquisitions occurred in 2004). These acquisitions resulted in goodwill or other intangible assets, which are subject to periodic impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” These tests, which we performed as of June 30, 2006 and 2005, use estimates in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets. We test for goodwill impairment by determining the fair market value for each reporting unit and comparing it to the carrying amount. If the carrying amount exceeds its fair market value, the potential for impairment exists, and a second step of impairment testing is performed. In the second step, the implied fair market value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair market value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair market value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written-down to its fair market value. The valuations as of June 30, 2006 indicated that no impairment charge was required as of that date, and we are not aware of any reason that a material change will occur in the future.

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

Through its operations, CapitalBank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to CapitalBank’s customers at predetermined interest rates for a specified period of time. At December 31, 2006, CapitalBank had issued commitments to extend credit of $146.8 million and standby letters of credit of $2.0 million through various types of commercial lending arrangements. Approximately $101.7 million of these commitments to extend credit had variable rates. Our experience has been that a significant portion of these commitments often expire without being used.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2006.

		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$7,687	$6,516	$32,030	$46,233	$100,604	$146,837
Standby letters of credit	1	450	1,402	1,853	178	2,031
Totals	$7,688	$6,966	$33,432	$48,086	$100,782	$148,868

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
Contractual Obligations

We utilize a variety of short-term and long-term borrowings to supplement our supply of lendable funds, to assist in meeting deposit withdrawal requirements, and to fund growth of interest-earning assets in excess of traditional deposit growth. Repurchase agreements, Federal Home Loan Bank Advances, and junior subordinate debentures serve as our primary sources of such funds.

Obligations under noncancelable operating lease agreements are payable over several years with the longest obligation expiring in 2016. We do not feel that any existing noncancelable operating lease agreements are likely to materially impact our financial condition or results of operations in an adverse way. Contractual obligations relative to these agreements are noted in the table below. Option periods that we have not yet exercised are not included in this analysis as they do not represent contractual obligations until exercised.

The following table provides payments due by period for obligations under borrowings and operating lease obligations as of December 31, 2006.

		After One	After Three
		Through	Through	Greater
	Within One	Three	Five	Than
(Dollars in thousands)	Year	Years	Years	Five Years	Total
Operating lease obligations	$115	$123	$106	$228	$572
Repurchase agreements	18,329	-	-	-	18,329
FHLB advances	15,100	30,525	35,000	25,000	105,625
Junior subordinated debentures	-	-	-	10,310	10,310
Totals	$33,544	$30,648	$35,106	$35,538	$134,836

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Legislation and Securities Exchange Commission rules adopted in 2002 have significantly increased, and will continue to increase, the regulatory burdens on audit firms that audit the financial statements of companies that are subject to the reporting requirements of the Securities Exchange Act of 1934. Consequently, many smaller audit firms are deciding to limit their audit practice to companies that are not subject to the 1934 Act. Tourville, Simpson & Caskey, L.L.P., which served as our principal independent accountant since our inception, is one such firm. Accordingly, effective January 2, 2003, Tourville, Simpson & Caskey, L.L.P. resigned as our principal independent public accountant. The Board of Directors, upon recommendation of the Audit Committee, engaged Elliott Davis, LLC on January 2, 2003 to audit financial statements for the year ended December 31, 2002 and for the year ended December 31, 2003, and every year since then. We have not consulted Elliott Davis, LLC regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

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

ITEM 9B. OTHER INFORMATION

None.
PART III

Information called for by PART III (Items 10, 11, 12, 13 and 14) of this Report on Form 10-K has been omitted as we intend to file with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2006 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934. Such information will be set forth in such Proxy Statement.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

COMMUNITY CAPITAL CORPORATION

Dated: March 26, 2007	By:	/s/ William G. Stevens

William G. Stevens President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Stevens	President, Chief Executive	March 26, 2007
William G. Stevens	Officer, and Director

/s/ R. Wesley Brewer	Chief Financial Officer, Executive	March 26, 2007
R. Wesley Brewer	Vice President, and Secretary

*	Chair	March 26, 2007
Patricia C. Hartung

*	Director	March 26, 2007
Harold Clinkscales, Jr.

*	Director	March 26, 2007
Wayne Q. Justesen, Jr.

*	Director	March 26, 2007
B. Marshall Keys

*	Director	March 26, 2007
Clinton C. Lemon, Jr.

*	Director	March 26, 2007
Miles Loadholt

*	Director	March 26, 2007
Thomas C. Lynch, Jr.

*	Director	March 26, 2007
H. Edward Munnerlyn

*	Director	March 26, 2007
George B. Park

*	Director	March 26, 2007
George D. Rodgers

*	Director	March 26, 2007
Lex D. Walters

*By: /s/ William G. Stevens		March 26, 2007
(William G. Stevens) (As
Attorney-in-Fact for each
of the persons indicated)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY CAPITAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Community Capital Corporation
Greenwood, South Carolina

We have audited the accompanying consolidated balance sheets of Community Capital Corporation and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall consolidated statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Community Capital Corporation and subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Elliott Davis, LLC
Greenville, South Carolina
March 22, 2007

Community Capital Corporation
Consolidated Balance Sheets

	December 31,
(Dollars in thousands, shares are not in dollars)	2006	2005
Assets:
Cash and cash equivalents:
Cash and due from banks	$22,167	$18,806
Interest-bearing deposit accounts	308	31
Total cash and cash equivalents	22,474	18,837
Investment securities:
Securities available-for-sale	65,496	70,232
Securities held-to-maturity (estimated fair value of
$388 and $391 at December 31, 2006 and 2005)	380	380
Nonmarketable equity securities	8,073	5,275
Total investment securities	73,949	75,887
Loans held for sale	554	389
Loans receivable	573,639	465,892
Less allowance for loan losses	(6,200)	(6,324)
Loans, net	567,439	459,568
Premises and equipment, net	15,429	13,691
Accrued interest receivable	3,954	2,666
Intangible assets	10,427	10,918
Cash surrender value of life insurance	14,617	13,482
Other assets	4,401	3,352
Total assets	$713,244	$598,790

Liabilities:
Deposits:
Noninterest-bearing	$63,733	$59,286
Interest-bearing	423,223	374,360
Total deposits	486,956	433,646
Federal funds purchased and securities sold under
agreements to repurchase	45,282	49,099
Advances from the Federal Home Loan Bank	105,625	57,225
Accrued interest payable	2,686	1,321
Junior subordinated debentures	10,310	-
Other liabilities	3,459	2,993
Total liabilities	654,318	544,284
Commitments and contingencies - Notes 4, 12, and 16

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized;
4,817,827 and 4,751,301 shares issued and outstanding at
December 31, 2006 and 2005, respectively	4,818	4,751
Nonvested restricted stock	(558)	(595)
Capital surplus	47,671	46,929
Accumulated other comprehensive income	(269)	(421)
Retained earnings	24,386	20,893
Treasury stock, at cost (1,029,322 shares in 2006, and 1,026,227 shares in 2005)	(17,122)	(17,052)
Total shareholders’ equity	58,926	54,505
Total liabilities and shareholders’ equity	$713,244	$598,790

The accompanying notes are an integral part of these consolidated financial statements.

Community Capital Corporation
Consolidated Statements of Income

	For the years ended
	December 31,
(Dollars in thousands, except for per share data amounts)	2006	2005	2004
Interest income:
Loans, including fees	$37,277	$27,554	$22,415
Investment securities:
Taxable	1,796	1,683	1,472
Tax-exempt	1,219	1,306	1,329
Nonmarketable equity securities	373	239	185
Federal funds sold and other	14	96	7
Total interest income	40,679	30,878	25,408
Interest expense:
Deposits	13,491	8,376	4,816
Advances from the Federal Home Loan Bank	3,479	1,892	1,204
Federal funds purchased and securities sold under
agreements to repurchase	2,253	680	513
Obligations under capital leases	-	10	29
Other	402	-	-
Total interest expense	19,625	10,958	6,562
Net interest income	21,054	19,920	18,846
Provision for loan losses	1,140	825	1,200
Net interest income after provision for loan losses	19,914	19,095	17,646
Noninterest income:
Service charges on deposit accounts	2,627	3,035	2,726
Gain on sales of nonmarketable equity securities	-	1,092	-
Gain on sales of securities available-for-sale	-	-	5
Gain on sale of loans held for sale	760	828	824
Commissions from sales of mutual funds	245	178	276
Income from fiduciary activities	1,177	901	621
Gain on sale of premises and equipment	2	101	-
Other operating income	1,217	1,258	1,154
Total noninterest income	6,028	7,393	5,606
Noninterest expenses:
Salaries and employee benefits	10,687	9,723	8,874
Net occupancy	1,113	977	853
Amortization of intangible assets	492	515	506
Furniture and equipment	838	945	958
Loss on sale of premises and equipment	-	-	9
Loss on sale of securities available-for-sale	61	66	-
Other operating expenses	4,974	4,689	4,653
Total noninterest expenses	18,165	16,915	15,853
Income before income taxes	7,777	9,573	7,399
Income tax expense	2,018	2,479	1,599
Net income	$5,759	$7,094	$5,800
Earnings per share:
Basic earnings per share	$1.54	$1.87	$1.52
Diluted earnings per share	$1.51	$1.82	$1.47

The accompanying notes are an integral part of these consolidated financial statements.

Community Capital Corporation
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the years ended December 31, 2006, 2005, and 2004

					Accumulated
					other
					compre-
			Nonvested		hensive
(Dollars in thousands,	Common stock		restricted	Capital	income	Retained	Treasury
except for per share amounts)	Shares	Amount	stock	surplus	loss)	earnings	stock	Total
Balance, December 31, 2003	4,175,919	$4,176	$-	$37,375	$869	$12,791	$(9,678)	$45,533
Net income						5,800		5,800
Other comprehensive income,
net of tax effects					(84)			(84)
Comprehensive income								5,716
Abbeville Capital Corporation
merger consideration	371,695	372		7,241				7,613
Dividends paid ($0.51
per share)						(1,938)		(1,938)
Stock options exercised	103,330	103		932				1,035
Issuance of restricted stock	10,000	10	(213)	203				-
Amortization of deferred
compensation on restricted
stock			30					30
Purchase of treasury stock
(130,044 shares)							(2,886)	(2,886)
Balance, December 31, 2004	4,660,944	$4,661	$(183)	$45,751	$785	$16,653	$(12,564)	$55,103
Net income						7,094		7,094
Other comprehensive income,
net of tax effects					(1,206)			(1,206)
Comprehensive income								5,888
Dividends paid ($0.75
per share)						(2,854)		(2,854)
Stock options exercised	59,757	59		505				564
Issuance of restricted stock	30,600	31	(704)	673				-
Amortization of deferred
compensation on restricted
stock			292					292
Purchase of treasury stock
(193,661 shares)							(4,488)	(4,488)
Balance, December 31, 2005	4,751,301	$4,751	$(595)	$46,929	$(421)	$20,893	$(17,052)	$54,505
Net income						5,759		5,759
Other comprehensive income,
net of tax effects					152			152
Comprehensive income								5,911
Dividends paid ($0.60						(2,266)		(2,266)
per share)
Stock options exercised	49,766	50		377				427
Issuance of restricted stock	17,350	17	(396)	379				-
Amortization of deferred
compensation on restricted
stock			419					419
Forfeitures of restricted stock	(600)		14	(14)				-
Purchase of treasury stock
(3,095 shares)							(70)	(70)
Balance, December 31, 2006	4,817,827	$4,818	$(558)	$47,671	$(269)	$24,386	$(17,122)	$58,926

The accompanying notes are an integral part of these consolidated financial statements.

Community Capital Corporation
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
(Dollars in thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$5,759	$7,094	$5,800
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	890	872	854
Provision for loan losses	1,140	825	1,200
Deferred income tax benefit	(1,071)	(639)	(456)
Amortization of intangible assets	491	516	403
Amortization of deferred compensation on restricted stock	419	292	30
Premium amortization less discount accretion
on securities available-for-sale	8	11	31
Amortization of deferred loan costs and fees, net	981	932	377
Write down of other real estate	181	-	-
Loss (gain) on sale of premises and equipment	(2)	(101)	9
Net loss on sale of other real estate	21	64	42
Net (gain) loss on sales or calls of securities available-for-sale	61	66	(5)
Net gain on sales of nonmarketable equity securities	-	(1,092)	-
Proceeds of loans held for sale	26,016	33,987	33,146
Disbursements for loans held for sale	(26,181)	(33,120)	(34,128)
Increase in interest receivable	(1,288)	(530)	(509)
Increase in interest payable	1,365	585	228
(Increase) decrease in other assets	(1,149)	(406)	510
Increase (decrease) in other liabilities	464	404	(898)
Net cash provided by operating activities	8,105	9,760	6,634
Cash flows from investing activities:
Net increase in loans made to customers	(110,380)	(41,776)	(64,619)
Proceeds from sales of securities available-for-sale	2,924	9,628	8,683
Proceeds from calls and maturities of securities available-for-sale	10,217	7,932	11,331
Purchases of securities available-for-sale	(8,244)	(18,577)	(32,143)
Proceeds from calls and maturities of securities held-to-maturity	-	45	45
Proceeds from sales of nonmarketable equity securities	1,350	2,674	645
Purchase of nonmarketable equity securities	(4,148)	(805)	(3,249)
Purchase of premises and equipment	(2,660)	(2,461)	(3,278)
Proceeds from sales of premises and equipment	34	543	476
Proceeds from sales of other real estate	145	212	94
Net assets acquired in bank acquisition	-	-	11,229
Net cash used by investing activities	(110,762)	(42,585)	(70,786)
Cash flows from financing activities:
Net increase in demand and savings accounts	34,718	24,519	11,284
Net increase in time deposits	18,592	28,772	2,126
Net increase (decrease) in federal funds purchased and securities
sold under agreements to repurchase	(3,817)	5,121	13,918
Proceeds from advances from the Federal Home Loan Bank	171,900	51,500	41,000
Repayments of advances from the Federal Home Loan Bank	(123,500)	(60,600)	(8,193)
Proceeds from advances of other short term borrowings	2,000	-	-
Repayments of advances of other short term borrowings	(2,000)	-	-
Proceeds from the issuance of junior subordinated debentures	10,310	-	-
Dividends paid	(2,266)	(2,854)	(1,938)
Proceeds from exercise of stock options	427	564	1,035
Purchase of treasury stock	(70)	(4,488)	(2,886)
Net cash provided by financing activities	106,294	42,534	56,346
Net increase (decrease) in cash and cash equivalents	3,637	9,709	(7,806)
Cash and cash equivalents, beginning of year	18,837	9,128	16,934
Cash and cash equivalents, end of year	$22,474	$18,837	$9,128

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Community Capital Corporation (the Company) serves as a bank holding company for CapitalBank (the Bank). CapitalBank operates seventeen branches throughout South Carolina. The Bank offers a full range of banking services, including a wealth management group featuring a wide array of financial services, with personalized attention, local decision making and strong emphasis on the needs of individuals and small to medium-sized businesses. As discussed in Note 2, the Company acquired Abbeville Capital Corporation and its subsidiary, The Bank of Abbeville on March 5, 2004.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including valuation allowances for impaired loans, the carrying amount of real estate acquired in connection with foreclosures or in satisfaction of loans, and the assumptions used in computing the fair value of stock options granted and the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment.” Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

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

Securities Available-for-sale - Securities available-for-sale held by the Company are carried at amortized cost and adjusted to estimated fair value by recording the aggregate unrealized gain or loss in a valuation account. Management does not actively trade securities classified as available-for-sale. Reductions in fair value considered by management to be other than temporary are reported as a realized loss and a reduction in the cost basis in the security. Generally, amortization of premiums and accretion of discounts are charged or credited to earnings on a straight-line basis over the life of the securities. The adjusted cost basis of securities available-for-sale is determined by specific identification and is used in computing the gain or loss from a sales transaction.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the costs of the Company’s investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank. The stocks have no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required for state-chartered member banks. Investment in Federal Home Loan Bank stock is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to secure the borrowings. At December 31, 2006 and 2005, the investment in Federal Reserve Bank stock was $1,686,100 and $1,476,150, respectively. At December 31, 2006 and 2005, the investment in Federal Home Loan Bank stock was $5,950,800 and $3,672,700, respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Nonmarketable Equity Securities (continued) - The Company has invested in the stock of several unrelated financial institutions. The Company owns less than five percent of the outstanding shares of each institution, and the stocks either have no quoted market value or are not readily marketable. At December 31, 2006 and 2005, the investments in the stock of the unrelated financial institutions, at cost, was $126,464. The Company also invested in a financial services company that offers internet banking. During 2005, the Company sold its investment in this company and recorded a gain on the sale of $1,092,000. Also included in nonmarketable equity securities is the investment in the Community Capital Corporation Statutory Trust I which totaled $310,000 at December 31, 2006.

Loans receivable - Loans are recorded at their unpaid principal balance. Direct loan origination costs and loan origination fees are deferred and amortized over the lives of the loans as an adjustment to yield. Unamortized net deferred loan costs included in loans at December 31, 2006 and 2005 were $283,348 and $133,203, respectively.

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

The Company identifies impaired loans through its normal internal loan review process. Loans on the Company’s problem loan watch list are considered potentially impaired loans. These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected. Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected. At December 31, 2006 and 2005, the Company had impaired loans of approximately $1,716,000 and $2,128,000.

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

Intangible Assets - Intangible assets consist of goodwill and core deposit premiums resulting from the Company’s acquisitions. The core deposit premiums are being amortized over twelve to fifteen years using the straight-line method. Goodwill is being evaluated for impairment on an annual basis in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 147, Acquisitions of Certain Financial Institutions.

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

Advertising Expense - Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent. Advertising and public relations costs of $425,831, $158,276 and $153,886 were included in the Company's results of operations for 2006, 2005, and 2004, respectively.

Stock-Based Compensation - The Company has a stock-based employee compensation plan which is further described in Note 14. On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), Share-based Payment, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

(Dollars in thousands,	Year ended December 31,
except for per share data)	2006	2005	2004
Net income, as reported	$5,759	$7,094	$5,800
Add: Stock based compensation expense included
in reported net income, net of related tax effects	-	-	-
Deduct: Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	-	-	95
Pro forma net income	$5,759	$7,094	$5,705
Earnings per share:
Basic - as reported	$1.54	$1.87	$1.52
Basic - pro forma	$1.54	$1.87	$1.50
Diluted - as reported	$1.51	$1.82	$1.47
Diluted - pro forma	$1.51	$1.82	$1.45

Cash Flow Information - For purposes of reporting cash flows, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents include amounts due from depository institutions, interest-bearing deposit accounts, and federal funds sold. Generally, federal funds are sold for one-day periods.

The following summarizes supplemental cash flow information:

	Year ended December 31,
(Dollars in thousands)	2006	2005	2004
Cash paid for interest	$18,259	$10,373	$6,333
Cash paid for income taxes	3,028	2,832	1,673
Supplemental noncash investing and financing activities:
Foreclosures on loans	388	271	133
Stock issued in connection with Bank of Abbeville acquisition	-	-	7,612
Change in unrealized gain (loss) on securities available-
for sale, net of tax	152	(1,206)	(84)

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The components of other changes in comprehensive income and related tax effects are as follows:

	Year ended December 31,
(Dollars in thousands)	2006	2005	2004
Unrealized holding gains (losses) on
available-for-sale securities	$169	$(1,892)	$(122)
Reclassification adjustment for (gains) losses
realized in income	61	66	(5)
Net unrealized gains (losses) on securities	230	(1,826)	(127)
Tax effect	(78)	620	43
Net-of-tax amount	$152	$(1,206)	$(84)

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

Recent Accounting Pronouncements - In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is currently analyzing the effects of FIN 48 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly−held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact the Company’s financial position, results of operations or cash flows.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently analyzing the effect of adoption of EITF 06-4 on its financial position, results of operations and cash flows.

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.”  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006.  The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS 157, “Fair Value Measurement.” The Company is currently analyzing the fair value option provided under SFAS 159.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Cash surrender value of life insurance - Cash surrender value of life insurance policies represents the cash calue of policies on certain officers of the bank.

Reclassifications - Certain captions and amounts in the 2005 and 2004 financial statements were reclassified to conform with the 2006 presentation.

Accounting for Transfers of Financial Assets - A sale is recognized when the Company relinquishes control over a financial asset and is compensated for such asset. The difference between the net proceeds received and the carrying amount of the financial asset being sold or securitized is recognized as a gain or loss on the sale.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain average reserve balances computed as a percentage of deposits. At December 31, 2006 and 2005, the required cash reserves were satisfied by vault cash on hand and amounts due from correspondent banks.

NOTE 3 - INVESTMENT SECURITIES

Securities available-for-sale at December 31, 2006 and 2005 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2006
Government-sponsored enterprises	$17,447	$11	$215	$17,243
Obligations of state and local governments	26,637	625	7	27,255
Obligations of corporations	-	-	-	-
	44,084	636	222	44,498
Mortgage-backed securities	21,565	18	585	20,998
Total	$65,649	$654	$807	$65,496

December 31, 2005
Government-sponsored enterprises	$15,475	$-	$369	$15,106
Obligations of state and local governments	27,443	819	15	28,247
Obligations of corporations	1,000	5	-	1,005
	43,918	824	384	44,358
Mortgage-backed securities	26,648	33	807	25,874
Total	$70,566	$857	$1,191	$70,232

NOTE 3 - INVESTMENT SECURITIES - continued

Securities held-to-maturity as of December 31, 2006 and 2005 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2006
Obligations of state and local governments	$380	$8	$-	$388

December 31, 2005
Obligations of state and local governments	$380	$11	$-	$391

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006.

Securities Available-for-Sale

	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses
Government-sponsored	$2,494	$3	$12,280	$212	$14,774	$215
enterprises
Obligations of state and local	-	-	776	7	776	7
governments
Mortgage-backed securities	940	-	19,125	585	20,065	585
Total	$3,434	$3	$32,181	$804	$35,615	$807

Securities classified as available-for-sale are recorded at fair market value. Approximately 59.48% of the unrealized losses, or thirty individual securities, consisted of securities in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

The following table summarizes the maturities of securities available-for-sale and held-to-maturity as of December 31, 2006, based on the contractual maturities. Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities		Securities
	Available-For-Sale		Held-To-Maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$3,089	$3,085	$-	$-
Due after one year but within five years	17,717	17,582	380	388
Due after five years but within ten years	16,947	17,380	-	-
Due after ten years	6,331	6,451	-	-
	44,084	44,498	380	388
Mortgage-backed securities	21,565	20,998	-	-
Total	$65,649	$65,496	$380	$388

NOTE 3 - INVESTMENT SECURITIES - continued

Proceeds from sales of securities available-for-sale during 2006, 2005, and 2004 were $2,924,000, $9,628,000, and $8,683,000, respectively, resulting in gross realized losses of $61,000 and $66,000 in 2006 and 2005, respectively, and gross realized gains of $5,000 in 2004. There were no sales of securities held-to-maturity in 2006, 2005, or 2004.

At December 31, 2006 and 2005, securities having amortized costs of approximately $62,818,000 and $69,433,000, respectively, and estimated fair values of $62,454,000 and $68,828,000, respectively, were pledged as collateral for short-term borrowings, to secure public and trust deposits, and for other purposes as required and permitted by law.

As noted in Note 1, the Company has nonmarketable equity securities consisting of investments in several financial institutions. These investments totaled $8,073,000 and $5,275,000 at December 31, 2006 and 2005, respectively. During 2006, 2005, and 2004, the Company recorded gains on the sale of nonmarketable equity securities of $0, $1,092,000, and $0, respectively.

NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

	December 31,
(Dollars in thousands)	2006	2005
Commercial and industrial	$44,910	$38,180
Real estate - construction	142,694	106,704
Real estate - mortgage and commercial	321,440	257,038
Home equity	40,805	41,259
Consumer - installment	22,092	21,066
Consumer - credit card and checking	1,698	1,645
Total gross loans	$573,639	$465,892

At December 31, 2006 and 2005, the Company had sold participations in loans aggregating $6,429,000 and $2,451,000, respectively, to other financial institutions on a nonrecourse basis. Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and fund loans of qualified borrowers (see Note 1). Funded loans are sold without recourse to investors under the terms of pre-existing commitments. The Company does not sell residential mortgages having market or interest rate risk. The Company does not service residential mortgage loans for the benefit of others.

At December 31, 2006 and 2005, the Company had pledged approximately $203,832,000 and $100,821,000, respectively, of loans on residential and commercial real estate as collateral for advances from the Federal Home Loan Bank (see Note 10).

An analysis of the allowance for loan losses for the years ended December 31, 2006, 2005, and 2004, is as follows:

(Dollars in thousands)	2006	2005	2004
Balance, beginning of year	$6,324	$5,808	$4,584
Allowance acquired through acquisition	-	-	432
Provision charged to operations	1,140	825	1,200
Recoveries on loans previously charged-off	167	85	169
Loans charged-off	(1,431)	(394)	(577)
Balance, end of year	$6,200	$6,324	$5,808

NOTE 4 - LOANS RECEIVABLE - continued

At December 31, 2006 and 2005, the Company had impaired loans of approximately $1,716,000 and $2,128,000. Valuation allowances for credit losses on impaired loans totaled $84,426 and $311,000 for the years ended December 31, 2006 and 2005, respectively. Interest income on impaired loans totaled $41,142 and $23,000 for the years ended December 31, 2006 and 2005, respectively and was measured using the cash basis. Average investment in impaired loans was $2,615,000 and $2,466,000 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, there were no nonaccrual loans for which impairment had not been recognized. The Company had loans contractually past due 90 days or more and still accruing interest totaling $489,000 and $223,000 at December 31, 2006 and 2005, respectively.

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

At December 31, 2006 and 2005, the Company had unfunded commitments, including standby letters of credit, of $148,868,000 and $104,308,000, of which $6,379,000 and $6,846,000, respectively, were unsecured. At December 31, 2006, the Company was not committed to lend additional funds to borrowers having loans in nonaccrual status. The fair value of any potential liabilities associated with standby letters of credit is insignificant.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions. Various recourse agreements exist, ranging from forty-five days to twelve months. The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan. Since none of the loans sold have ever been returned to the Company, the total loans sold with limited recourse amount does not necessarily represent future cash requirements. The Company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments. Total loans sold with limited recourse in 2006 and 2005 was $44,848,000 and $46,002,000, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2006	2005
Land	$4,220	$3,269
Building and land improvements	11,207	10,371
Furniture and equipment	8,120	7,323
Total	23,547	20,963
Less, accumulated depreciation	(8,118)	(7,272)
Premises and equipment, net	$15,429	$13,691

Depreciation and amortization expense was approximately $890,000, $872,000 and $854,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization are summarized as follows:

	December 31,
(Dollars in thousands)	2006	2005
Core deposit premium, net	$3,008	$3,500
Goodwill	7,419	7,419
	$10,427	$10,919

In accordance with SFAS No. 147, the Company evaluates its goodwill on an annual basis. The evaluations were performed in June of 2006 and 2005. At the time of the evaluations, the Company determined that no impairment existed. Therefore, there was no amortization of goodwill for the years ended December 31, 2006 or 2005. Amortization expense related to the core deposit premium was $492,000, $515,000 and $506,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 7 - DEPOSITS

The following is a summary of deposit accounts:

	December 31,
(Dollars in thousands)	2006	2005
Noninterest-bearing demand deposits	$63,733	$59,286
Interest-bearing demand deposits	64,743	74,729
Money market accounts	129,801	89,327
Savings	38,791	39,008
Certificates of deposit and other time deposits	189,888	171,296
Total deposits	$486,956	$433,646

At December 31, 2006 and 2005, certificates of deposit of $100,000 or more totaled approximately $65,149,000 and $54,169,000, respectively. Interest expense on these deposits was approximately $2,786,000, $1,768,000 and $1,217,000 in 2006, 2005 and 2004, respectively.

Scheduled maturities of certificates of deposit and other time deposits as of December 31, 2006 were as follows:

(Dollars in thousands)
Maturing in	Amount
2007	$180,522
2008	8,146
2009	1,190
2010	16
2011 and thereafter	14
Total	$189,888

NOTE 8 - FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had federal funds purchased and securities sold under agreements to repurchase which generally mature within one day. At December 31, 2006 and 2005, the securities sold under agreements to repurchase totaled $18,329,000, and $21,117,000, respectively. At December 31, 2006 and 2005, the amortized costs of securities pledged to collateralize the repurchase agreements were $18,918,000 and $21,707,000, respectively, and estimated fair values were $19,248,000 and $21,053,000, respectively. The securities underlying the agreements are held by a third-party custodian. At December 31, 2006 and 2005, federal funds purchased were $26,953,000 and $27,982,000, respectively.

NOTE 9 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following:

(Dollars in thousands)		December 31,
Description	Interest Rate	2006	2005
Advances maturing:
May 18, 2007	5.44%, floating	$15,000	$-
March 5, 2008	5.16, floating	5,400	-
September 5, 2008	3.03, fixed	-	5,400
February 2, 2009	4.95, fixed	225	325
July 13, 2009	5.21, fixed	5,000	-
July 13, 2009	5.03, fixed	10,000	-
November 9, 2009	4.57, fixed	10,000	-
March 17, 2010	5.92, fixed	5,000	5,000
May 19, 2010	3.87, floating	-	15,000
September 29, 2010	4.02, floating	-	6,500
March 14, 2011	4.63, fixed	10,000	-
March 28, 2011	4.68, fixed	10,000	-
December 7, 2011	4.12, fixed	10,000	-
March 14, 2013	4.49, floating	-	10,000
June 3, 2015	3.36, fixed	15,000	15,000
November 2, 2016	3.98, fixed	10,000	-
		$105,625	$57,225

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

(Dollars in thousands)	Amount
2007	$15,100
2008	5,500
2009	25,025
2010	5,000
2011 and thereafter	55,000
Total	$105,625

As collateral, the Company had pledged first mortgage loans on one to four family residential loans aggregating $120,303,000, home equity lines of credit aggregating $34,860,000, and commercial real estate loans aggregating $48,669,000 (see Note 5) at December 31, 2006. In addition, the Company’s Federal Home Loan Bank stock is pledged to secure the borrowings. Certain advances are subject to prepayment penalties.

NOTE 10 - JUNIOR SUBORDINATED DEBENTURES

On June 15, 2006, Community Capital Corporation Statutory Trust I (a non-consolidated subsidiary) issued $10,000,000 in trust preferred securities with a maturity of June 15, 2036. The rate is fixed at 7.04% until June 14, 2011, at which point the rate adjusts quarterly to the three-month LIBOR plus 1.55%, and can be called without penalty beginning on June 15, 2011. In accordance with the revised FIN 46, the Trust has not been consolidated in these financial statements. The Company received from the Trust the $10,000,000 proceeds from the issuance of the securities and the $310,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $10,310,000 junior subordinated debentures.

The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital of the Bank.

NOTE 11 - SHAREHOLDERS’ EQUITY

The Board of Directors has approved stock repurchase plans whereby the Company could repurchase up to $16,900,000 of its outstanding shares of common stock. As of December 31, 2006, the Company had purchased approximately 1,029,000 shares under the plans (and prior plans), at an average cost of $16.66.

The Board of Directors may issue up to 2,000,000 shares of a special class of stock, par value $1.00 per share, the rights and preferences of which are to be designated at issuance. At December 31, 2006 and 2005, no shares of the undesignated stock had been issued or were outstanding.

NOTE 12 - LEASES

The Bank occupies and uses office space, land and equipment under operating leases with initial terms expiring on various dates through 2016. The lease agreements generally provide that the Bank is responsible for ongoing costs of repairs and maintenance, insurance and real estate taxes. The leases also provide for renewal options and certain scheduled increases in monthly lease payments. Rental expenses under operating leases were $93,832, $108,460 and $115,020 for the years ended December 31, 2006, 2005 and 2004, respectively. Minimum lease commitments under noncancelable operating leases are as follows:

(Dollars in thousands)	Amount
2007	$115
2008	65
2009	58
2010	56
2011 and thereafter	278
Total	$572

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

NOTE 13 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS - continued

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

The following tables summarize the capital ratios and the regulatory minimum requirements of the Company and the Bank at December 31, 2006 and 2005.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
The Company
Total capital (to risk-weighted assets)	$64,968	11.09%	46,884	8.00%	$-	N/A
Tier 1 capital (to risk-weighted assets)	58,768	10.03	23,442	4.00	-	N/A
Tier 1 capital (to average assets)	58,768	8.46	27,775	4.00	-	N/A

CapitalBank
Total capital (to risk-weighted assets)	$60,659	10.37%	$46,785	8.00%	$58,482	10.00%
Tier 1 capital (to risk-weighted assets)	54,459	9.31	23,393	4.00	35,089	6.00
Tier 1 capital (to average assets)	54,459	7.85	27,745	4.00	34,681	5.00

December 31, 2005
The Company
Total capital (to risk-weighted assets)	$49,966	10.49%	$38,109	8.00%	$-	N/A
Tier 1 capital (to risk-weighted assets)	44,007	9.24	19,055	4.00	-	N/A
Tier 1 capital (to average assets)	44,007	7.68	22,920	4.00	-	N/A

CapitalBank
Total capital (to risk-weighted assets)	$49,630	10.43%	$38,082	8.00%	$47,602	10.00%
Tier 1 capital (to risk-weighted assets)	43,675	9.17	19,041	4.00	28,562	6.00
Tier 1 capital (to average assets)	43,675	7.63	22,885	4.00	28,607	5.00

NOTE 14 - STOCK COMPENSATION PLANS

On May 19, 2004, the Company terminated its 1997 Stock Incentive Plan and replaced it with the 2004 Equity Incentive Plan. Outstanding options issued under any former Plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At December 31, 2006, there were 123,775 options outstanding that had been issued under the Plans.

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

In calculating the pro forma disclosures, the fair value of options granted is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

2004
Dividend yield	1.61%
Expected volatility	8.77%
Risk-free interest rate	3.28%
Expected life	5 years

There were no stock options granted in 2006 or 2005. The weighted-average fair value of options, calculated using the Black-Scholes option-pricing model, granted during 2004 is $2.35.

A summary of the status of the Company’s stock option plans as of December 31, 2006, 2005, and 2004 and changes during the years ended on those dates is presented below:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	174,630	$14.16	236,455	$12.93	288,145	$10.37
Granted	-	-	-	-	57,050	20.58
Exercised	49,776	8.56	59,757	9.44	103,330	12.66
Cancelled	1,079	14.81	2,068	10.63	5,410	12.74
Outstanding at end of year	123,775	16.40	174,630	14.16	236,455	12.93

Options exercisable at December 31, 2006, 2005, and 2004 were 123,775, 174,630 and 179,405, respectively.

The aggregate intrinsive value (the difference between the Company’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) for options outstanding and exercisable at December 31, 2006 amounted to $538,807. This amount represents what would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on changes in the fair market value of the Company’s stock.

NOTE 14 - STOCK COMPENSATION PLANS - continued

The following table summarizes information about the stock options outstanding under the Company’s plans at December 31, 2006:

			Weighted
			Average
	Options	Remaining	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price
Exercisable:
$12.50 to $14.10	29,550	0.23	$12.55
$14.30 to $15.65	45,500	1.05	14.34
$20.10 to $22.40	48,725	2.07	20.67
Total exercisable	123,775

During 2006 and 2005, the Company issued 17,350 and 30,600 shares, respectively, of restricted stock pursuant to the 2004 Equity Incentive Plan. The shares cliff vest in three years and are fully vested on February 1, 2009 and January 21, 2008, respectively. The weighted-average fair value of restricted stock issued during 2006 and 2005 was $22.85 and $23.00, respectively. Compensation cost associated with the issuances was $419,000, $292,000 and $30,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Forfeitures totaled $14,000 for the year ended December 31, 2006. There were no restricted stock forfeitures for the years ended December 31, 2005 or 2004. At December 31, 2006, the Company had 167,650 stock awards available for grant under the 2004 Equity Incentive Plan.

NOTE 15 - RELATED PARTY TRANSACTIONS

Certain parties (primarily certain directors and executive officers, their immediate families and business interests) were loan customers and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than normal risk of collectability. Total loans and commitments outstanding to related parties at December 31, 2006, 2005, and 2004 were $16,425,000, $17,099,000 and $17,760,000, respectively. During 2006, $613,000 of new loans were made to related parties and repayments totaled $1,287,000. During 2005, $3,027,000 of new loans were made to related parties and payments totaled $3,688,000. During 2004, $10,659,000 of new loans were made to related parties and repayments totaled $4,168,000.

The Company purchases various types of insurance from agencies that are owned by two directors. Amounts paid for insurance premiums were $175,867, $197,451 and $77,042 in 2006, 2005, and 2004, respectively.

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

NOTE 17 - RESTRICTION ON SUBSIDIARY DIVIDENDS

The ability of the Company to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds in the form of cash dividends, loans, or advances to the Company. Dividends are payable only from the retained earnings of the Bank. At December 31, 2006, retained earnings of the bank was $8,655,000.

NOTE 18 - EARNINGS PER-SHARE

Earnings per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding. Earnings per share - diluted is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.

	Year ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004
Basic earnings per share:
Net income available to common shareholders	$5,759	$7,094	$5,800
Average basic common shares outstanding	3,738,573	3,800,027	3,815,934
Basic earnings per share	$1.54	$1.87	$1.52

Diluted earnings per share:
Net income available to common shareholders	$5,759	$7,094	$5,800
Average common shares outstanding - basic	3,738,573	3,800,027	3,815,934
Incremental shares from assumed conversions:
Restricted Stock	31,892	30,741	6,814
Stock options	41,272	78,983	113,610
Average diluted common shares outstanding	3,811,737	3,909,751	3,936,358
Diluted earnings per share	$1.51	$1.82	$1.47

The above computation of diluted earnings per share does not include the following options that were outstanding at year-end since their exercise price was greater than the average market price of the common shares:

	2006	2005	2004
Number of options	12,000	N/A	12,000
Weighted-average of these options
outstanding during the year	12,000	N/A	9,902
Weighted-average exercise price	$22.40	N/A	$22.40

NOTE 19 - INCOME TAXES

Income tax expense consisted of the following:

	Year ended December 31,
(Dollars in thousands)	2006	2005	2004
Currently payable:
Federal	$2,777	$2,629	$1,841
State	(274)	260	251
Total current	2,503	2,889	2,092
Deferred income tax provision (benefit)	(407)	(1,030)	(536)
Income tax expense	$2,096	$1,859	$1,556
Income tax expense (benefit) is allocated as follows:
To continuing operations	$2,018	$2,479	$1,599
To shareholders’ equity	78	(620)	(43)
Income tax expense	$2,096	$1,859	$1,556

The gross amounts of deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(Dollars in thousands)	2006	2005
Deferred tax assets:
Allowance for loan losses	$2,002	$1,965
Net operating loss carryforward - state	172	136
Deferred compensation	690	553
Nonaccrual of interest	39	64
Other real estate owned	61	9
Loans fees and costs	96	45
Director fees	43	27
Restricted stock	274	118
Available-for-sale securities	151	235
Deferred revenue	82	107
Total deferred tax assets	3,610	3,259
Deferred tax liabilities:
Accumulated depreciation	136	139
Federal Home Loan Bank stock dividends	16	16
Investment property	-	2
Merger related, net	96	119
Core deposit intangibles	154	204
Prepaids	66	44
Total deferred tax liabilities	468	524
Net deferred tax asset recognized	$3,142	$2,735

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. Management has determined that it is more likely than not that the entire deferred tax asset at December 31, 2006 will be realized, and accordingly, has not established a valuation allowance. Net deferred tax assets are included in other assets.

NOTE 19 - INCOME TAXES - continued

A reconciliation of the income tax provision and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

	Year ended December 31,
(Dollars in thousands)	2006	2005	2004
Income tax at the statutory rate	$2,644	$3,254	$2,516
State income tax, net of federal income tax benefit	184	197	173
Tax-exempt interest income	(460)	(493)	(492)
Disallowed interest expense	73	48	32
Stock option compensation	(167)	(181)	(306)
Increase in cash surrender value of life insurance	(203)	(198)	(203)
Other, net	(53)	(148)	(121)
Income tax expense	$2,018	$2,479	$1,599

NOTE 20 - OTHER OPERATING EXPENSES

Other operating expenses are summarized below:

	Year ended December 31,
(Dollars in thousands)	2006	2005	2004
Banking and ATM supplies	$427	$530	$564
Directors’ fees	274	252	187
Mortgage loan department expenses	129	119	113
Data processing and supplies	1,091	670	568
Postage and freight	212	432	398
Professional fees	351	410	598
Telephone expenses	351	294	293
Other	2,139	1,982	1,932
Total	$4,974	$4,689	$4,653

NOTE 21 - RETIREMENT AND BENEFIT PLANS

The Company sponsors a voluntary nonleveraged employee stock ownership plan (ESOP) as part of a 401(k) savings plan covering substantially all full-time employees. The Company matches 75 cents per dollar, up to a maximum of 6% of employee compensation. Company contributions to the savings plan were $408,000, $297,000 and $277,000 in 2006, 2005, and 2004, respectively. The Company’s policy is to fund amounts approved by the Board of Directors. At December 31, 2006 and 2005, the savings plan owned 170,688 and 169,427 shares of the Company’s common stock purchased at an average cost of $18.66 and $17.74 per share, respectively. The estimated value of shares held at December 31, 2006 and 2005 was $3,513,000 and $3,741,000, respectively.

The Company had an Incentive Plan for 2004 which provided incentive pay for outstanding accomplishments of officers and employees of the Company. Cash awards were based upon various performance measures including earnings per share growth and asset growth. Incentive payments accrued at December 31, 2006 and 2005 totaled $375,000 and $630,000, respectively.

The Company has an Executive Supplemental Compensation Plan that provides certain officers with salary continuation benefits upon retirement. The plan also provides for benefits in the event of early retirement, death, or substantial change of control of the Company. In connection with, but not directly related to, the Executive Supplemental Compensation Plan, life insurance contracts were purchased on the officers. No insurance premiums were paid in the years ended December 31, 2006, 2005, or 2004.

NOTE 21 - RETIREMENT AND BENEFIT PLANS - continued

During 1999, certain officers opted out of the Executive Supplemental Compensation Plan. Under a new agreement, split-dollar life insurance policies were obtained on the lives of these officers. In 2002 upon the purchase of Bank Owned Life Insurance (BOLI) Policies as described below, these officers forfeited any benefits associated with these policies and as a result these policies are in essence key man policies. The officers are entitled to all of the benefits of these policies, with the exception of the premiums paid by the Company. There was no expense associated with this plan in 2006, 2005, or 2004. No insurance premiums were paid on the plan during 2006 or 2005. The policies increased their cash values by $735,000 and $195,000 during 2006 and 2005, respectively. Cash values at December 31, 2006 and 2005 were $3,882,000 and $3,147,000, respectively. The significant increase in cash value in 2006 over 2005 was the result of the extinguishment of debt against the same policies.

In 2002, the Company purchased BOLI Policies on certain key officers of the Company. Earnings on such policies will be used to offset expenses associated with retirement benefits for these officers. There were no premiums paid on the policies during the years ended December 31, 2006, 2005, or 2004. The policies increased their cash values by $400,000 and $415,000 during 2006 and 2005, respectively. Cash values at December 31, 2006 and 2005 were $10,735,000 and $10,335,000, respectively.

NOTE 22 - UNUSED LINES OF CREDIT

As of December 31, 2006, the subsidiary bank had unused lines of credit to purchase federal funds from unrelated banks totaling $44,801,000. These lines of credit are available on a one to thirty day basis for general corporate purposes. The lenders have reserved the right not to renew their respective lines. The Bank also has a line of credit to borrow funds from the Federal Home Loan Bank up to 25% of the Bank’s total assets which provided total availability of $72,325,000 at December 31, 2006. As of December 31, 2006, the Bank had borrowed $105,625,000 on this line.

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

NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

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

Junior Subordinated Debentures - The carrying value of junior subordinated debentures is a reasonable estimate of fair value since the debentures were issued at a floating rate.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2006		2005
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	FairValue
Financial Assets:
Cash and due from banks	$22,167	$22,167	$18,806	$18,806
Interest-bearing deposit accounts	308	308	31	31
Securities available-for-sale	65,496	65,496	70,232	70,232
Securities held-to-maturity	380	388	380	391
Nonmarketable equity securities	8,073	8,073	5,275	5,275
Cash surrender value of life insurance	14,617	14,617	13,482	13,482
Loans and loans held for sale	574,193	564,351	466,281	459,447
Accrued interest receivable	3,954	3,954	2,666	2,666

Financial Liabilities:
Demand deposit, interest bearing
transaction, and savings accounts	$297,068	$297,068	$262,350	$262,350
Certificates of deposit and other time deposits	189,888	191,043	171,296	172,084
Federal funds purchased and securities
sold under agreements to repurchases	45,282	45,282	49,099	49,099
Advances from the Federal Home Loan Bank	105,625	105,794	57,225	57,489
Junior subordinated debentures	10,310	10,310	-	-
Accrued interest payable	2,686	2,686	1,321	1,321

NOTE 24 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY)

Condensed financial statements for Community Capital Corporation (Parent Company Only) follow:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2006	2005
Assets
Cash and cash equivalents	$3,307	$63
Investment in banking subsidiary	64,597	54,154
Nonmarketable equity securities	310	-
Premises and equipment, net	1,163	1,005
Other assets	1,223	595
Total assets	$70,600	$55,817

Liabilities and Shareholders’ Equity
Notes payable to subsidiary	$1,004	$1,043
Junior subordinated debentures	10,310	-
Other liabilities	360	269
Total liabilities	11,674	1,312
Common stock	4,818	4,751
Nonvested restricted stock	(558)	(595)
Capital surplus	47,671	46,929
Retained earnings	24,386	20,893
Accumulated other comprehensive expense	(269)	(421)
Treasury stock	(17,122)	(17,052)
Total shareholders’ equity	58,926	54,505
Total liabilities and shareholders’ equity	$70,600	$55,817

Condensed Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2006	2005	2004
Income:
Dividend income from subsidiary	$2,900	$5,050	$10,850
Dividend income from equity securities	11	-	-
Net gain on sale of nonmarketable equity securities	-	1,092	-
Other interest income	120	10	7
Other income	4	3	8
Total income	3,035	6,155	10,865

Expenses:
Salaries	429	304	43
Net occupancy expense	(105)	(75)	(34)
Furniture and equipment expense	5	36	65
Interest expense	485	70	54
Other operating expenses	288	334	417
Total expense	1,102	669	545
Income (loss) before income taxes and equity in undistributed
earnings of subsidiary	1,933	5,486	10,320
Income tax expense (benefit)	534	31	501
Income before equity in undistributed earnings of subsidiary	2,467	5,517	10,821
Equity in undistributed earnings and (losses) of subsidiary	3,292	1,577	(5,021)
Net income	$5,759	$7,094	$5,800

NOTE 24 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2006	2005	2004
Operating activities:
Net income	$5,759	$7,094	$5,800
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed (earnings) losses of banking subsidiary	(3,292)	(1,577)	5,021
Depreciation and amortization expense	45	77	110
Amortization of deferred compensation on restricted stock	419	292	30
Deferred taxes	362	100	(740)
Gain on sale of nonmarketable equity securities	-	(1,092)	-
Loss on sale of fixed assets	-	-	9
Increase (decrease) in other liabilities	80	(24)	27
(Increase) decrease in other assets	(978)	417	436
Net cash provided by operating activities	2,395	5,287	10,693

Investing activities:
Purchase of premises and equipment	(203)	(34)	(10)
Proceeds from sales of premises and equipment	-	-	385
Proceeds from sales on nonmarketable equity securities	-	1,592	-
Purchases of nonmarketable equity securities	(310)	-	-
Net assets acquired in bank acquisition	-	-	11,229
Investment in Bank subsidiary	(7,000)	-	-
Transfer of assets to Bank	-	-	(18,455)
Net cash provided (used) by investing activities	(7,513)	1,558	(6,851)

Financing activities:
Dividends paid	(2,266)	(2,853)	(1,936)
Proceeds from exercise of stock options	427	564	1,035
Proceeds from junior subordinated debentures	10,310
Proceeds of long term debt	2,700	-	-
Repayment of long term debt	(2,700)	-	-
Repayments on borrowings from subsidiary	(39)	(51)	(118)
Purchase of treasury stock	(70)	(4,488)	(2,886)
Net cash provided (used) by financing activities	8,362	(6,828)	(3,905)
Net increase (decrease) in cash and cash equivalents	3,244	17	(63)
Cash and cash equivalents, beginning of year	63	46	109
Cash and cash equivalents, end of year	$3,307	$63	$46

NOTE 25 - QUARTERLY DATA (UNAUDITED)

	December 31,
	2006				2005
(Dollars in thousands	Fourth	Third	Second	First	Fourth	Third	Second	First
except per share)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$11,248	$10,696	$9,847	$8,888	$8,347	$7,942	$7,501	$7,088
Interest expense	5,796	5,288	4,684	3,857	3,172	2,841	2,595	2,350
Net interest income	5,452	5,408	5,163	5,031	5,175	5,101	4,906	4,738
Provision for loan losses	340	650	150	-	400	225	100	100
Net interest income after
provision for loan losses	5,112	4,758	5,013	5,031	4,775	4,876	4,806	4,638
Noninterest income	1,629	1,588	1,457	1,360	2,467	1,643	1,721	1,496
Noninterest expenses	4,620	4,711	4,432	4,408	4,030	4,264	4,490	4,065
Income before taxes	2,121	1,635	2,038	1,983	3,212	2,255	2,037	2,069
Income tax expense	577	441	490	510	920	615	408	536
Net income	$1,544	$1,194	$1,548	$1,473	$2,292	$1,640	$1,629	$1,533
Earnings per share:
Basic	$0.41	$0.32	$0.41	$0.40	$0.62	$0.43	$0.42	$0.40
Diluted	$0.40	$0.31	$0.41	$0.39	$0.60	$0.42	$0.41	$0.39

EXHIBIT INDEX

Exhibit
Number	Description

2.1[1]	Merger Agreement dated as of October 15, 2003 between Community Capital Corporation and Abbeville Capital Corporation
3.1[2]	Articles of Incorporation of Registrant
3.2[2]	Articles of Amendment to Articles of Incorporation of Registrant (re: Change of Name)
3.3[3]	Amended and Restated Bylaws of Registrant
3.4[4]	First Amendment to Amended and Restated Bylaws dated October 18, 2006
4.1[5]	Form of Common Stock Certificate. (The rights of security holders of the Registrant are set forth in the Registrant’s Articles of Incorporation and Bylaws included as Exhibits 3.1 through 3.3.)
4.2[6]	Indenture dated as of June 15, 2006, between Community Capital Corporation and Wilmington Trust Company, as Trustee
10.3[2]	*Registrant’s Executive Supplemental Income Plan (Summary) and form of Executive Supplemental Income Agreement
10.4[2]	*Registrant’s Management Incentive Compensation Plans (Summary)
10.6[5]	Lease Agreement With Options dated June 11, 1996 between Robert C. Coleman and the Registrant
10.18[7]	*1997 Stock Incentive Plan, as amended
10.21[8]	*Salary Continuation Agreement between CapitalBank and William G. Stevens dated October 17, 2002
10.22[8]	*Salary Continuation Agreement between CapitalBank and Ralph W. Brewer dated October 17, 2002
10.23[8]	*Split Dollar Agreement between CapitalBank and Ralph W. Brewer dated October 17, 2002
10.24[8]	*Salary Continuation Agreement between CapitalBank and Helen A. Austin dated October 17, 2002
10.25[8]	*Split Dollar Agreement between CapitalBank and Helen A. Austin dated October 17, 2002
10.26[8]	*Salary Continuation Agreement between CapitalBank and James A. Lollis dated October 17, 2002
10.27[8]	*Split Dollar Agreement between CapitalBank and James A. Lollis dated October 17, 2002
10.28[8]	*Salary Continuation between CapitalBank and Taylor T. Stokes dated October 17, 2002
10.29[8]	*Split Dollar Agreement CapitalBank and Taylor T. Stokes dated October 17, 2002
10.30[8]	*Salary Continuation Agreement between CapitalBank and Walter G. Stevens dated October 17, 2002
10.31[8]	*Split Dollar Agreement between CapitalBank and Walter G. Stevens dated October 17, 2002
10.32[8]	*Salary Continuation Agreement between CapitalBank and Sonja Hazel Hughes dated October 17, 2002
10.33[8]	*Salary Continuation Agreement between CapitalBank and Steve O. White dated October 17, 2002
10.37[9]	Marketing Agreement dated May 21, 2003, by and between CapitalBank and Benefit Coordinators, Inc.
10.39[7]	*Split Dollar Agreement between CapitalBank and William G. Stevens dated December 31, 2003
10.40[7]	*Split Dollar Agreement between CapitalBank and Steve O. White dated December 31, 2003
10.44[10]	*Restricted Stock Agreement
10.45[11]	*2004 Equity Incentive Plan
10.46[12]	Banking Support Services Master Agreement between CapitalBank and First-Citizens Bank & Trust Company dated June 15, 2005
10.48[13]	Share Repurchase Agreement between Community Capital Corporation and FIG Partners, LLC dated August 18, 2005
10.49[14]	*First Amendment to Salary Continuation Agreement between CapitalBank and Steve O. White dated January 10, 2006

E-1

10.50[6]
Amended and Restated Declaration of Trust dated as of June 15, 2006, among Community Capital Corporation, as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and Mary Beth Ginn, Heather N. Price and R. Wesley Brewer, as administrators

10.51[6]	Guarantee Agreement dated as of June 15, 2006, between Community Capital Corporation, as guarantor, and Wilmington Trust Company, as guarantee trustee.
14[7]	Code of Ethics
21.1[15]	Subsidiaries of the Registrant
23.1	Consent of Elliott Davis, LLC
24.1	Directors’ Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification by William G. Stevens
31.2	Rule 13a-14(a)/15d-14(a) Certification by R. Wesley Brewer
32	Section 1350 Certifications

[1]	Incorporated by reference to Appendix A of the Proxy Statement/Prospectus filed in connection with the Registrant’s Registration Statement on Form S-4 on December 2, 2003 (File No. 333-110870).
[2]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Registration Statement on Form S-4 on December 2, 2003 (File No. 333-110870).
[3]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Form 8-K on August 3, 2004.
[4]	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on October 19, 2006.
[5]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Registration Statement on Form S-2 initially filed on December 20, 1996 (File No. 333-18457).
[6]	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on June 16, 2006.
[7]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s 10-K for the fiscal year ended December 31, 2003 and filed on March 26, 2004.
[8]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s 10-Q for the quarter ended September 30, 2002 and filed on November 13, 2002.
[9]	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on May 22, 2003.
[10]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and filed on November 9, 2004.
[11]	Incorporated by reference to Appendix A of Amendment No. 1 to the Registrant’s Proxy Statement filed on April 26, 2004.
[12]	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on June 20, 2005.
[13]	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on August 18, 2005.
[14]	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on January 11, 2006.
[15]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s 10-K for the fiscal year ended December 31, 2001 and filed on March 28, 2002.

* Management contract or compensation plan or arrangement.

E-2