Form 10-Q
period 2007-03-31
COMMUNITY CAPITAL CORP /SC/
filed 2007-05-09
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007 or

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
3,839,305 shares of common stock, $1.00 par value, as of April 25, 2007

COMMUNITY CAPITAL CORPORATION

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Balance Sheets

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

	March 31,	December 31,
(Dollars in thousands)	2007	2006
Assets	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$23,954	$22,167
Interest-bearing deposit accounts	282	307
Total cash and cash equivalents	24,236	22,474
Securities:
Securities available-for-sale	68,145	65,496
Securities held-to-maturity (estimated fair value of $339 at March 31, 2007 and $388 at December 31, 2006)	325	380
Nonmarketable equity securities	9,056	8,073
Total securities	77,526	73,949

Loans held for sale	1,961	554
Loans receivable	594,786	573,639
Less allowance for loan losses	(6,362)	(6,200)
Loans, net	588,424	567,439

Premises and equipment, net	15,374	15,429
Accrued interest receivable	3,768	3,954
Intangible assets	10,307	10,427
Cash surrender value of life insurance	14,764	14,617
Other assets	4,366	4,401
Total assets	$740,726	$713,244

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$68,076	$63,733
Interest-bearing	423,883	423,223
Total deposits	491,959	486,956

Federal funds purchased and securities sold under agreements to repurchase	46,181	45,282
Advances from the Federal Home Loan Bank	125,600	105,625
Accrued interest payable	2,321	2,686
Junior subordinated debentures	10,310	10,310
Other liabilities	3,785	3,459
Total liabilities	680,156	654,318

Shareholders' Equity
Common stock, $1.00 par value; 10,000,000 shares authorized, 4,868,627 and 4,817,827 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	4,869	4,818
Nonvested restricted stock	(862)	(558)
Capital surplus	48,432	47,671
Accumulated other comprehensive loss	(190)	(269)
Retained earnings	25,443	24,386
Treasury stock at cost; 1,029,322 shares at March 31, 2007 and December 31, 2006	(17,122)	(17,122)
Total shareholders' equity	60,570	58,926
Total liabilities and shareholders' equity	$740,726	$713,244

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2007	2006
Interest income:
Loans, including fees	$10,592	$8,052
Investment securities:
Taxable	449	447
Tax-exempt	300	313
Nonmarketable equity securities	123	75
Other interest income	11	1
Total	11,475	8,888

Interest expense:
Deposits	3,846	2,729
Federal Home Loan Bank advances	1,325	621
Other interest expense	756	507
Total	5,927	3,857

Net interest income	5,548	5,031
Provision for loan losses	200	-
Net interest income after provision for loan losses	5,348	5,031

Other operating income:
Service charges on deposit accounts	583	622
Residential mortgage origination fees	258	165
Commissions from sales of mutual funds	57	21
Income from fiduciary activities	381	273
Gain on sale of fixed assets	15	2
Other operating income	314	277
Total	1 ,608	1,360

Other operating expenses:
Salaries and employee benefits	2,744	2,571
Net occupancy expense	282	280
Amortization of intangible assets	119	125
Furniture and equipment expense	209	197
Loss on sale of securities held-for-sale	53	-
Other operating expenses	1,245	1,235
Total	4,652	4,408

Income before income taxes	2,304	1,983
Income tax provision	674	510

Net income	$1,630	$1,473

Basic net income per share	$0.43	$0.40
Diluted net income per share	$0.43	$0.39

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the three months ended March 31, 2007 and 2006
(Unaudited)

(Dollars in thousands)	Common Stock		Nonvested Restricted	Capital	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Stock	Surplus	Earnings	Income	Stock	Total

Balance, December 31, 2005	4,751,301	$4,751	$(595)	$46,929	$20,893	$(421)	$(17,052)	$54,505

Net income					1,473			1,473

Other comprehensive loss, net of tax benefit						(152)		(152)

Comprehensive Income								1,321

Exercise of stock options	19,296	20		149				169

Issuance of restricted stock	17,350	17	(396)	379				-

Amortization of deferred compensation on restricted stock			98					98

Dividends paid ($0.15 per share)					(564)			(564)

Purchase of treasury stock (3,095 shares)							(70)	(70)

Balance, March 31, 2006	4,787,947	$4,788	$(893)	$47,457	$21,802	$(573)	$(17,122)	$55,459

Balance, December 31, 2006	4,817,827	$4,818	$(558)	$47,671	$24,386	$(269)	$(17,122)	$58,926

Net income					1,630			1,630

Other comprehensive income, net of tax expense						79		79

Comprehensive Income								1,709

Exercise of stock options	29,900	30		347				377

Issuance of restricted stock	21,300	21	(443)	422				-

Amortization of deferred compensation on restricted stock			131					131

Forfeitures of restricted stock	(400)		8	(8)				-

Dividends paid ($0.15 per share)					(573)		-	(573)

Balance, March 31, 2007	4,868,627	$4,869	$(862)	$48,432	$25,443	$(190)	$(17,122)	$60,570

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net Income	$1,630	$1,473
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	232	217
Provision for possible loan losses	200	-
Amortization of intangible assets	120	124
Amortization less accretion on investments	20	3
Amortization of deferred loan costs	317	240
Amortization of deferred compensation on restricted stock	131	98
Loss on sales of securities available-for-sale	53	-
Loss on sale of other real estate	5	14
Gain on sale of fixed assets	(15)	(2)
Disbursements for mortgages held for sale	(8,888)	(5,183)
Proceeds of sales of mortgages held for sale	7,481	4,650
Decrease (increase) in interest receivable	186	(301)
Increase (decrease) in interest payable	(365)	9
Increase in other assets	(180)	(499)
Increase (decrease) in other liabilities	327	(213)
Net cash provided by operating activities	1,254	630

Cash flows from investing activities:
Net increase in loans to customers	(21,525)	(27,500)
Purchases of securities available-for-sale	(10,533)	(2,495)
Proceeds from maturities and sales of securities available-for-sale	7,930	1,682
Proceeds from calls and maturities from securities held-to-maturity	55	-
Purchases of nonmarketable equity securities	(983)	(549)
Proceeds from sales of other real estate	45	74
Purchases of premises and equipment	(177)	(896)
Proceeds from sales of premises and equipment	15	3
Net cash used by investing activities	(25,173)	(29,681)

Cash flows from financing activities:
Net increase in deposit accounts	5,003	27,047
Net increase (decrease) in federal funds purchased and repos	899	(7,512)
Advances of Federal Home Loan Bank borrowings	60,000	50,000
Repayments of Federal Home Loan Bank borrowings	(40,025)	(40,025)
Advances of other short-term borrowings	-	2,000
Dividends paid	(573)	(564)
Proceeds from exercise of stock options	377	169
Purchase of treasury stock	-	(70)
Net cash provided by financing activities	25,681	31,045

Net increase in cash and cash equivalents	1,762	1,994

Cash and cash equivalents, beginning of period	22,474	18,837

Cash and cash equivalents, end of period	$24,236	$20,831

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2007 and for the interim periods ended March 31, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in our 2006 Annual Report.

Note 2 - Supplemental Cash Flow Information

(Dollars in thousands)	Three Months Ended March 31,
	2007	2006
Cash paid during the period for:
Income taxes	$202	$693
Interest	6,292	3,848

Noncash investing and financing activities:
Foreclosures on loans	$23	$-

Note 3 - Shareholders' Equity

During the first three months of 2007, there were 29,900 options exercised by our employees and directors with total proceeds of $377,000 at an average exercise price of $12.61. At March 31, 2007, 92,425 options remain unexercised. All options outstanding were fully vested as of March 31, 2007 and 2006. On January 18, 2007, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on March 2, 2007. Total cash paid for cash dividends during the three month period ended March 31, 2007 was $573,000. We issued 21,300 shares of restricted stock on February 1, 2007 at a price of $20.82 per share. The shares cliff vest in three years and are fully vested on February 1, 2010.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

(Dollars in thousands, except per share)	Three Months Ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,630	3,776,675	$0.43
Effect of dilutive securities
Stock options	-	22,558
Unvested restricted stock	-	34,144
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,630	3,833,377	$0.43

(Dollars in thousands, except per share)	Three Months Ended March 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,473	3,709,236	$0.40
Effect of dilutive securities
Stock options	-	58,557
Unvested restricted stock	-	34,636
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,473	3,802,429	$0.39

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Comprehensive Income

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects:

	Three Months Ended March 31, 2007
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$66	$(22)	$44
Less: reclassification adjustment for gains realized in net income	53	(18)	35
Net unrealized gains (losses) on securities	119	(40)	79

Other comprehensive income (loss)	$119	$(40)	$79

	Three Months Ended March 31, 2006
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(230)	$78	$(152)
Less: reclassification adjustment for gains realized in net income	-	-	-
Net unrealized gains (losses) on securities	(230)	78	(152)

Other comprehensive income (loss)	$(230)	$78	$(152)

Note 6 - Stock Based Compensation

On May 19, 2004, we terminated our 1997 Stock Incentive Plan and replaced it with the 2004 Equity Incentive Plan. Outstanding options issued under any former Plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At March 31, 2007 and March 31, 2006, there were 92,425 and 155,166, respectively, of options outstanding that had been issued under the plans.

There were no stock options granted during the three month periods ended March 31, 2007 and March 31, 2006.

A summary of the status of our stock option plans for the three months ended March 31, 2007 and March 31, 2006, and changes during the periods then ended are presented below:

	2007		2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	123,775	$16.40	174,630	$14.16
Exercised	29,900	12.61	19,296	8.73
Cancelled	1,450	17.74	168	9.14
Outstanding at end of period	92,425	17.61	155,166	14.84

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Stock Based Compensation - continued

Options exercisable at March 31, 2007 and March 31, 2006 were 92,425 and 155,166, respectively.

The following table summarizes information about the stock options outstanding under our plans at March 31, 2007:

Range of Exercise Prices	Options Outstanding	Remaining Life (years)	Weighted-Average Exercise Price

Exercisable:
$14.10 to $14.30	42,700	0.78	$14.30
$15.00 to $15.65	2,000	1.00	15.16
$20.10 to $22.40	47,725	1.83	20.68

Total exercisable	92,425

The 2004 Equity Incentive Plan provides for the granting of restricted stock, statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as nonstatutory stock options, or stock appreciation rights of up to 225,000 shares of our common stock, to officers, employees, and directors. Awards may be granted for a term of up to ten years from the effective date of grant. Under this Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock options may not be less than the fair value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 50% of the fair value of a share on the effective date of grant. Any options that expire unexercised or are canceled become available for reissuance. No awards may be made on or after May 19, 2014. During 2007 and 2006, we issued 21,300 and 17,350 shares, respectively, of restricted stock pursuant to the 2004 Equity Incentive Plan. The shares cliff vest in three years and are fully vested on February 1, 2010 and February 1, 2009, respectively. The weighted-average fair value of restricted stock issued during 2007 and 2006 was $20.82 and $22.85, respectively. Compensation cost associated with these and prior issuances were $131,000 and $98,000 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, we had 400 shares of restricted stock that were forfeited. At March 31, 2007, we had 146,750 stock awards available for grant under the 2004 Equity Incentive Plan.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2007 compared to December 31, 2006 and the results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended
	March 31, 2007			March 31, 2006
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$582,748	10,604	7.38%	$477,081	8,059	6.85%
Securities, taxable (3)	41,931	449	4.34%	43,749	448	4.15%
Securities, nontaxable (3)(4)	26,555	418	6.38%	28,019	437	6.33%
Nonmarketable equity securities	8,467	123	5.89%	5,461	75	5.57%
Fed funds sold and other	845	11	5.28%	30	1	6.76%
Total earning assets	660,546	11,605	7.13%	554,340	9,020	6.60%
Non-earning assets	63,466			59,900
Total assets	$724,012			$614,240

Liabilities:
Interest bearing liabilities:
Interest bearing transaction accounts	195,678	1,369	2.84%	165,762	924	2.26%
Savings accounts	39,204	245	2.53%	38,391	163	1.72%
Time deposits	190,360	2,231	4.75%	181,219	1,642	3.67%
Other short-term borrowings	44,652	576	5.23%	46,742	507	4.40%
Federal Home Loan Bank borrowings	114,275	1,325	4.70%	61,242	621	4.11%
Junior subordinated debentures	10,310	181	7.12%	-	-	-
Total interest bearing liabilities	594,479	5,927	4.04%	493,356	3,857	3.17%
Non-interest bearing liabilities	69,479			65,309
Shareholders’ equity	60,054			55,575
Total liabilities and shareholders’ equity	$724,012			$614,240
Net interest spread			3.09%			3.43%
Net interest income/margin		$5,678	3.49%		$5,163	3.78%

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

The tax-effected net interest spread and net interest margin were 3.09% and 3.49%, respectively, for the three month period ended March 31, 2007, compared to 3.43% and 3.78% for the three month period ended March 31, 2006. During the three months ended March 31, 2007, earning assets averaged $660,546,000, compared to $554,340,000 for the three months ended March 31, 2006. Interest earning assets exceeded interest earning liabilities by $66,067,000, and $60,984,000 for the three month periods ended March 31, 2007 and March 31, 2006, respectively. Our margin continues to be negatively impacted by the flat yield curve interest rate environment and our rapid asset generation which has caused us to rely, more than we have historically, on higher cost wholesale funds. We expect downward pressure on our margin to continue as long as the two conditions described above persist.

For the three months ended March 31, 2007, our tax-effected net interest income, the major component of our net income, was $5,678,000 compared to $5,163,000 for the same period of 2006, an increase of $515,000 or 9.97%. The average rate realized on interest-earning assets increased to 7.13% from 6.60%, while the average rate paid on interest-bearing liabilities increased to 4.04% from 3.17% for the three month periods ended March 31, 2007 and 2006, respectively.

Our tax-effected interest income for the three months ended March 31, 2007 was $11,605,000, which consisted of $10,604,000 on loans, $990,000 on investments, and $11,000 on fed funds sold and interest bearing deposits with correspondent banks. The tax-effected interest income for the three months ended March 31, 2006 was $9,020,000, which consisted of $8,059,000 on loans, $960,000 on investments, and $1,000 on fed funds sold and interest bearing deposits with correspondent banks. Interest on loans for the three months ended March 31, 2007 and March 31, 2006, represented 91.37% and 89.35%, respectively, of total interest income. Average loans represented 88.22% and 86.06% of average earning assets for the three month periods ended March 31, 2007 and March 31, 2006, respectively.

Interest expense for the three months ended March 31, 2007 was $5,927,000, which consisted of $3,845,000 related to deposits and $2,082,000 related to other borrowings. Interest expense for the three months ended March 31, 2006 was $3,857,000 which consisted of $2,729,000 related to deposits and $1,128,000 related to other borrowings. Interest expense on deposits for the three months ended March 31, 2007 and March 31, 2006 represented 64.87% and 70.75%, respectively, of total interest expense. Average interest bearing deposits represented 71.53% and 78.11% of average interest bearing liabilities for the three months ended March 31, 2007 and March 31, 2006, respectively.

Analysis of Changes in Net Interest Income

The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the time periods indicated.

	Three Months Ended
	March 31, 2007 vs. 2006			March 31, 2006 vs. 2005
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$1,887	$658	$2,545	$3,119	$(1,364)	$1,755
Securities, taxable	(19)	20	1	248	(188)	60
Securities, nontaxable	(23)	4	(19)	118	(151)	(33)
Nonmarketable equity securities	44	4	48	25	20	45
Federal funds sold and other	11	-	11	-	(10)	(10)
Total interest income	1,900	686	2,586	3,510	(1,693)	1,817

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

	Three Months Ended
	March 31, 2007 vs. 2006			March 31, 2006 vs. 2005
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	184	261	445	499	(68)	431
Savings accounts	3	79	82	162	(141)	21
Time deposits	87	502	589	863	(390)	473
Total interest-bearing deposits	274	842	1,116	1,524	(599)	925
Other short-term borrowings	(24)	93	69	-	363	363
Federal Home Loan Bank advances	604	100	704	769	(547)	222
Junior subordinated debentures	-	181	181	-	-	-
Obligations under capital leases	-	-	-	(14)	10	(4)
Total interest expense	854	1,216	2,070	2,279	(773)	1,506
Net interest income	$1,046	$(530)	$516	$1,231	$(920)	$311

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. For the three months ended March 31, 2007, total provision expense was $200,000, compared to no provision expense for the three month period ended March 31, 2006. At March 31, 2007, criticized and classified loans totaled $15,797,000, an increase of $2,440,000 from $13,357,000 at March 31, 2006. Our nonperforming and impaired loans totaled $1,430,000 at March 31, 2007 compared to $2,432,000 at March 31, 2006. The allowance for loan losses was 1.07% of total loans at March 31, 2007, as compared to 1.23% at March 31, 2006. The allowance for loan losses as a percentage of total loans has declined since March 31, 2006, as a result of a refinement in calculation methodology that places more emphasis on our historical portfolio performance thereby providing a more accurate forecast of potential future losses. As a result, we believe the current level of the allowance is adequate.

Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at March 31, 2007 to meet presently known and inherent risks in the loan portfolio.

Noninterest Income

Total noninterest income for the three months ended March 31, 2007 was $1,608,000, an increase of $248,000, or 18.24% compared to $1,360,000 for the three months ended March 31, 2006.

The largest component of noninterest income, service charges on deposit accounts, decreased $39,000, or 6.27% from the three months ended March 31, 2006 to the three months ended March 31, 2007. The decrease is mainly due to a reduction in NSF return charges. Residential mortgage origination fees increased $93,000, or 56.36% from $165,000 to $258,000 for the three months ended March 31, 2007, compared to the three months ended March 31, 2006.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

The income from fiduciary activities increased $108,000, or 39.56% from the three month period ended March 31, 2006 to the three month period ended March 31, 2007. The increase is primarily a result of our continuing successful efforts to expand assets under management in our wealth management group. Commissions from the sales of mutual funds increased $36,000, or 171.43% from the three months ended March 31, 2006 to the three months ended March 31, 2007. We realized a gain on the sale of fixed assets of $15,000 during the three months ended March 31, 2007 compared to $2,000 for the three months ended March 31, 2006. Other operating income increased $37,000, or 13.36% from the three months ended March 31, 2006 to the three months ended March 31, 2007.

Noninterest Expense

Total noninterest expense for the first three months of 2007 was $4,652,000, an increase of $244,000, or 5.54%, when compared to $4,408,000 for the first three months of 2006.

The primary component of noninterest expense is salaries and benefits, which increased $173,000, or 6.73%, from $2,571,000 for the three months ended March 31, 2006 to $2,744,000 for the three months ended March 31, 2007. Salaries and benefits expense has increased due to increased health insurance costs and annual salary increases. Net occupancy expense increased $2,000 for the three month period ended March 31, 2007, an increase of 0.71% over the related period in 2006. The amortization of intangible assets decreased $6,000, or 4.80% to $119,000 from the three month period ended March 31, 2006 to the three month period ended March 31, 2007. Furniture and equipment expense increased $12,000, or 6.09% from the three month period ended March 31, 2006 to the three month period ended March 31, 2007. We realized a net loss on sales of securities available for sale of $53,000 for the three months ended March 31, 2007 compared to no losses during the three month period March 31, 2006. Other operating expenses were $1,245,000 for the three months ended March 31, 2007, as compared to $1,235,000 for the same period in 2006, an increase of $10,000, or 0.81%.

Income Taxes

For the three months ended March 31, 2007 and 2006, the effective income tax rate was 29.25% and 25.72%, respectively, and the income tax provision was $674,000 and $510,000, respectively.

Net Income

The combination of the above factors resulted in net income of $1,630,000 for the three months ended March 31, 2007 compared to $1,473,000 for the comparable period in 2006, an increase of $157,000, or 10.66%.

Assets and Liabilities

During the first three months of 2007, total assets increased $27,482,000, or 3.85%, when compared to December 31, 2006. We experienced an increase of $21,147,000, or 3.69% in loans during the first three months of 2007. Total investment securities increased 4.84%, or $3,577,000, when compared to December 31, 2006. On the liability side, total deposits increased $5,003,000, or 1.03%, to $491,959,000 at March 31, 2007. Total Federal Home Loan Bank borrowings increased $19,975,000, or 18.91% from $105,625,000 at December 31, 2006 to $125,600,000 at March 31, 2007.

Investment Securities

Investment securities increased $3,577,000, or 4.84% to $77,526,000 at March 31, 2007 from $73,949,000 at December 31, 2006. As of March 31, 2007, securities available for sale totaling $39,044,000 were in an unrealized loss position. Of these, approximately 75.60%, or 21 individual securities, consisted of securities in a continuous loss position for twelve months or more. We have the ability and intent to hold these securities until such time as the value recovers or the securities mature. We believe, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans

Loans receivable increased $21,147,000, or 3.69%, since December 31, 2006. The largest increase was in real estate construction, which increased $26,106,000, or 18.30%, to $168,800,000 at March 31, 2007. Consumer installment loans increased $16,088,000, or 72.82%, to $38,180,000 at March 31, 2007. Real estate mortgage and commercial loans decreased $20,891,000, or 6.50% to $300,549,000 at March 31, 2007. Balances within the major loan receivable categories as of March 31, 2007 and December 31, 2006 are as follows:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Commercial and agricultural	$44,750	$44,910
Real estate - construction	168,800	142,694
Real estate - mortgage and commercial	300,549	321,440
Home equity	40,952	40,805
Consumer, installment	38,180	22,092
Consumer, credit card and checking	1,555	1,698
	$594,786	$573,639

Risk Elements in the Loan Portfolio

We incorporate by reference under this heading the disclosures under the heading “Provision and Allowance for Loan Losses” under this Item 2 of Part I.

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)	March 31,
	2007	2006
Loans:
Nonaccrual and impaired loans	$1,430	$2,432
Accruing loans more than 90 days past due	$410	$732

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:
Criticized	$9,696	$4,342
Classified	$6,101	$9,015

Criticized and classified loans increased $2,440,000, or 18.27% from March 31, 2006 to March 31, 2007. The increase was primarily due to one loan relationship which is adequately secured. Nonaccrual and impaired loans decreased $1,002,000, or 41.20% from March 31, 2006 to March 31, 2007. The decrease was primarily due to three relationships totaling approximately $465,000 that were charged off during the twelve month period ended March 31, 2006, and five relationships totaling approximately $600,000 that were paid off.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Risk Elements in the Loan Portfolio - continued

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	March 31,
	2007	2006
Balance, January 1,	$6,200	$6,324
Provision for loan losses for the period	200	-
Charge-offs	(55)	(317)
Recoveries	16	55

Balance, end of period	$6,362	$6,062

Gross loans outstanding, end of period	$594,786	$492,890

Allowance for loan losses to loans outstanding	1.07%	1.23%

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	March 31,
	2007	2006
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	1,430	2,432

Total impaired loans	$1,430	$2,432

Valuation allowance related to impaired loans	$110	$133

(Dollars in thousands)	March 31,
	2007	2006
Average investment in impaired loans	$2,346	$3,021

Interest income recognized on impaired loans	$8	$14

Interest income recognized on a cash basis on impaired loans	$8	$14

Total impaired loans decreased $1,002,000, or 41.20%, from March 31, 2006 to March 31, 2007. The valuation allowance related to impaired loans decreased $23,000, or 17.29%, from March 31, 2006 to March 31, 2007. Furthermore, the level of impaired loans is decreased primarily due to three relationships totaling approximately $465,000 that were charged off during the twelve month period ended March 31, 2006, and five relationships totaling approximately $600,000 that were paid off.

Premises and Equipment

Our purchases of fixed assets during the first three months of 2007 totaled $177,000. Total fixed assets, net of depreciation, decreased $55,000 during the first three months of 2007.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Deposits

Total deposits increased $5,003,000, or 1.03%, to $491,959,000 at March 31, 2007 from $486,956,000 at December 31, 2006. Expressed in percentages, noninterest-bearing deposits increased 6.81% from $63,733,000 at December 31, 2006 to $68,076,000 at March 31, 2007, and interest-bearing deposits increased 0.16% from $423,223,000 at December 31, 2006 to $423,883,000 at March 31, 2007.

Balances within the major deposit categories as of March 31, 2007 and December 31, 2006 are as follows:

(Dollars in thousands)	March 31, 2007	December 31, 2006

Noninterest-bearing demand deposits	$68,076	$63,733
Interest-bearing demand deposits	68,897	64,743
Money market accounts	135,613	129,801
Savings deposits	39,896	38,791
Certificates of deposit	179,477	189,888
	$491,959	$486,956

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us increased $19,975,000 to $125,600,000 as of March 31, 2007 compared to $105,625,000 at December 31, 2006. Of the $125,600,000 in advances with Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
02/02/09	4.95% - fixed	$200
07/13/09	5.21% - fixed, callable 07/13/07	5,000
07/13/09	5.03% - fixed, callable 04/13/07	10,000
02/26/10	4.77% - fixed, callable 02/26/08	10,000
03/17/10	5.92% - fixed, callable 06/18/07	5,000
03/14/11	4.63% - fixed, callable 06/14/07	10,000
03/28/11	4.68% - fixed, callable 03/28/08	10,000
12/07/11	4.12% - fixed, callable 06/07/07	10,000
02/09/12	4.61% - fixed, callable 02/11/08	10,000
03/01/12	4.32% - fixed, callable 06/01/07	10,000
06/03/15	3.36% - fixed, callable 06/03/08	15,000
02/02/17	4.31% - fixed, callable 05/02/07	10,000
		$105,200

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

The following table summarizes capital ratios and the regulatory minimum requirements at March 31, 2007:

	Tier 1	Total	Tier 1
	Risk-based	Risk-based	Leverage
Actual ratio:
Community Capital Corporation	10.09%	11.15%	8.50%
CapitalBank	9.39%	10.45%	7.91%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

Shareholders’ equity was increased by the $377,000 in proceeds from the exercise of stock options and net income of $1,630,000 during the three months ended March 31, 2007. Due to changes in the market rates of interest, the fair value of our securities available for sale increased, which had the effect of increasing shareholder’s equity by $79,000, net of deferred taxes, for the three months ended March 31, 2007 when compared to December 31, 2006. Total equity was reduced by cash dividends of $573,000 and amortization of deferred compensation on restricted stock of $131,000 for the three months ended March 31, 2007.

For the near term, maturities and sales of securities available-for-sale are expected to be a source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities. We also expect to build our deposit base. Advances from the Federal Home Loan Bank and our correspondent banks will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $59,310,000 in advances under the terms of our agreement with the Federal Home Loan Bank. We have $10,000,000 available in a revolving line of credit with another bank. Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $43,927,000 million of unused lines of credit to purchase federal funds.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2007, we had issued commitments to extend credit of $134,347,000 and standby letters of credit of $5,544,000 through various types of commercial lending arrangements. Approximately $90,785,000 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2007.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments
to extend credit	$4,042	$9,594	$37,700	$51,336	$83,011	$134,347
Standby letters of
credit	304	536	4,551	5,391	153	5,544
Total	$4,346	$10,130	$42,251	$56,727	$83,164	$139,891

We have evaluated each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2006 as filed on our annual report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates, which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months. At March 31, 2007, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $197,194,000. This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and NOW accounts, which totaled $376,662,000 March 31, 2007.

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

COMMUNITY CAPITAL CORPORATION

Item 4. Controls and Procedures - continued

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

Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditingliterature defines “material weakness” as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

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

Item 1A. Risk Factors

Information regarding risk factors appears in Part I - Item 1A - Risk Factors of our report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes from risk factors previously disclosed in our report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding our purchase of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

January 1, 2007 to January 31, 2007	-	-	-	100,000

February 1, 2007 to February 28, 2007	-	-	-	100,000

March 1, 2007 to March 31, 2007	-	-	-	100,000

Total	-	-	-	100,000

On August 18, 2005, we announced an agreement to repurchase up to an additional 200,000 shares of our common stock during the six month period beginning August 22, 2005. Of the 200,000 shares to be repurchased, 100,000 shares may be repurchased in private or open-market purchases, including block transactions. As of March 31, 2007, we have repurchased a cumulative total of 1,029,322 shares.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

On January 18, 2007 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.15 per share of common stock, which dividend was paid on March 2, 2007 to holders of record as of the close of business on February 16, 2007.

COMMUNITY CAPITAL CORPORATION

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

COMMUNITY CAPITAL CORPORATION

Date: May 9, 2007	By:	/s/ William G. Stevens

William G. Stevens President & Chief Executive Officer

By:	/s/ R. Wesley Brewer

R. Wesley Brewer Chief Financial Officer