Form 10-Q
period 2007-06-30
COMMUNITY CAPITAL CORP /SC/
filed 2007-08-07
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒  Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007 or

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
3,842,305 shares of common stock, $1.00 par value, as of July 24, 2007

COMMUNITY CAPITAL CORPORATION

Index

PART I. - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - June 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations -
	Six months ended June 30, 2007 and 2006 and three months ended June 30, 2007 and 2006	4

	Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
	Six months ended June 30, 2007 and 2006	5

	Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2007 and 2006	6

	Notes to Condensed Consolidated Financial Statements	7-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-25

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26

Item 4.	Controls and Procedures	26-27

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Under Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Balance Sheets

PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements

	June 30,	December 31,
(Dollars in thousands)	2007	2006
Assets	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$26,255	$22,167
Interest-bearing deposit accounts	120	307
Total cash and cash equivalents	26,375	22,474
Securities:
Securities available-for-sale	74,028	65,496
Securities held-to-maturity (estimated fair value of $334 at June 30, 2007 and $388 at December 31, 2006)	325	380
Nonmarketable equity securities	9,056	8,073
Total securities	83,409	73,949

Loans held for sale	1,283	554

Loans receivable	614,107	573,639
Less allowance for loan losses	(6,430)	(6,200)
Loans, net	607,677	567,439
Premises and equipment, net	15,651	15,429
Accrued interest receivable	4,208	3,954
Intangible assets	10,191	10,427
Cash surrender value of life insurance	14,914	14,617
Other assets	4,989	4,401
Total assets	$768,697	$713,244

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$66,212	$63,733
Interest-bearing	450,246	423,223
Total deposits	516,458	486,956
Federal funds purchased and securities sold under agreements to repurchase	48,214	45,282
Advances from the Federal Home Loan Bank	125,575	105,625
Accrued interest payable	3,088	2,686
Junior subordinated debentures	10,310	10,310
Other liabilities	3,608	3,459
Total liabilities	707,253	654,318

Shareholders' Equity
Common stock, $1.00 par value; 10,000,000 shares authorized, 4,870,627 and 4,817,827 shares issued at June 30, 2007 and December 31, 2006, respectively	4,871	4,818
Nonvested restricted stock	(717)	(558)
Capital surplus	48,458	47,671
Accumulated other comprehensive loss	(702)	(269)
Retained earnings	26,656	24,386
Treasury stock at cost; 1,029,322 shares at June 30, 2007 and December 31, 2006, respectively	(17,122)	(17,122)
Total shareholders' equity	61,444	58,926
Total liabilities and shareholders' equity	$768,697	$713,244

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$21,860	$17,053	$11,268	$9,001
Investment securities:
Taxable	953	874	504	427
Tax-exempt	605	644	305	331
Nonmarketable equity securities	259	158	136	83
Other interest income	14	6	3	5
Total	23,691	18,735	12,216	9,847

Interest expense:
Deposits	7,939	6,044	4,093	3,315
Federal Home Loan Bank advances	2,774	1,385	1,449	764
Other interest expense	1,529	1,112	773	605
Total	12,242	8,541	6,315	4,684

Net interest income	11,449	10,194	5,901	5,163
Provision for loan losses	325	150	125	150
Net interest income after provision for loan losses	11,124	10,044	5,776	5,013

Other operating income:
Service charges on deposit accounts	1,185	1,287	602	665
Residential mortgage origination fees	578	337	320	172
Fees from brokerage services	105	108	48	87
Income from fiduciary activities	746	545	365	272
Gain on sales of securities available-for-sale	-	6	-	6
Gain on sale of fixed assets	15	2	-	-
Other operating income	625	532	311	255
Total	3,254	2,817	1,646	1,457

Other operating expenses:
Salaries and employee benefits	5,514	5,187	2,770	2,616
Net occupancy expense	548	552	266	272
Amortization of intangible assets	235	246	116	121
Furniture and equipment expense	434	412	225	215
Loss on sales of securities available-for-sale	53	-	-	-
Other operating expenses	2,693	2,443	1,448	1,208
Total	9,477	8,840	4,825	4,432

Income before income taxes	4,901	4,021	2,597	2,038
Income tax provision	1,483	1,000	809	490

Net income	$3,418	$3,021	$1,788	$1,548

Basic net income per share	$0.90	$0.81	$0.47	$0.41
Diluted net income per share	$0.89	$0.79	$0.46	$0.41

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the six months ended June 30, 2007 and 2006
(Unaudited)

(Dollars in thousands)	Common Stock		Nonvested Restricted Stock	Capital Surplus	Retained Earnings	Accumulated Other Compre-hensive Income	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2005	4,751,301	$4,751	$(595)	$46,929	$20,893	$(421)	$(17,052)	$54,505

Net income					3,021			3,021

Other comprehensive loss, net of tax benefit						(419)		(419)

Comprehensive income								2,602

Exercise of stock options	42,433	43		313				356

Issuance of restricted stock	17,350	17	(396)	379				-

Amortization of deferred compensation on restricted Stock			205					205

Forfeitures of restricted stock	(300)		7	(7)				-

Dividends paid ($0.30 per share)					(1,131)			(1,131)

Purchase of treasury stock (3,095 shares)							(70)	(70)

Balance, June 30, 2006	4,810,784	$4,811	$(779)	$47,614	$22,783	$(840)	$(17,122)	$56,467

Balance, December 31, 2006	4,817,827	$4,818	$(558)	$47,671	$24,386	$(269)	$(17,122)	$58,926

Net income					3,418			3,418

Other comprehensive loss, net of tax benefit						(433)		(433)

Comprehensive Income								2,985

Exercise of stock options	31,900	32		374				406

Issuance of restricted stock	21,300	21	(443)	422				-

Amortization of deferred compensation on restricted Stock			275					275

Forfeitures of restricted stock	(400)		9	(9)				-

Dividends paid ($0.30 per share)					(1,148)			(1,148)

Balance, June 30, 2007	4,870,627	$4,871	$(717)	$48,458	$26,656	$(702)	$(17,122)	$61,444

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,418	$3,021
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	466	438
Provision for possible loan losses	325	150
Amortization of intangible assets	236	246
Amortization less accretion on investments	43	5
Amortization of deferred loan costs	708	516
Amortization of deferred compensation on restricted stock	275	205
(Gain) loss on sales of securities available-for-sale	53	(6)
Loss on sale of other real estate	8	14
Gain on sale of fixed assets	(15)	(2)
Disbursements of loans held for sale	(17,272)	(12,618)
Proceeds of loans held for sale	16,543	12,037
Increase in interest receivable	(254)	(450)
Increase in interest payable	402	768
Increase in other assets	(644)	(1,424)
Increase (decrease) in other liabilities	149	(51)
Net cash provided by operating activities	4,441	2,849

Cash flows from investing activities:
Net increase in loans to customers	(41,339)	(63,518)
Purchases of securities available-for-sale	(18,941)	(2,495)
Proceeds from maturities and sales of securities available-for-sale	9,657	4,904
Proceeds from calls and maturities from securities held-to-maturity	55	-
Purchases of nonmarketable equity securities	(983)	(2,433)
Proceeds from sales of nonmarketable equity securities	-	675
Proceeds from sales of other real estate	42	75
Purchases of premises and equipment	(688)	(1,228)
Proceeds from sales of premises and equipment	15	33
Net cash used by investing activities	(52,182)	(63,987)

Cash flows from financing activities:
Net increase in deposit accounts	29,502	47,832
Net decrease in federal funds purchased and repos	2,932	(14,999)
Advances of Federal Home Loan Bank borrowings	85,000	85,000
Repayments of Federal Home Loan Bank borrowings	(65,050)	(55,050)
Advances of other short-term borrowings	-	2,000
Repayments of other short-term borrowings	-	(2,000)
Proceeds from the issuance of junior subordinated debentures	-	10,310
Dividends paid	(1,148)	(1,131)
Proceeds from exercise of stock options	406	356
Purchase of treasury stock	-	(70)
Net cash provided by financing activities	51,642	72,248

Net increase in cash and cash equivalents	3,901	11,110

Cash and cash equivalents, beginning of period	22,474	18,837

Cash and cash equivalents, end of period	$26,375	$29,947

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of June 30, 2007 and for the interim periods ended June 30, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in our 2006 Annual Report.

Note 2 - Supplemental Cash Flow Information

(Dollars in thousands)	Six Months Ended June 30,
	2007	2006
Cash paid during the period for:
Income taxes	$1,802	$2,103
Interest	11,840	7,772

Noncash investing and financing activities:
Foreclosures on loans	$68	$-

Note 3 - Shareholders' Equity

During the first six months of 2007, there were 31,900 options exercised by our employees and directors with total proceeds of $406,000 at an average exercise price of $12.71. At June 30, 2007, 89,925 options remain unexercised.  All options outstanding were fully vested as of June 30, 2007 and 2006, and for the three and six month periods then ended.  On January 18, 2007, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on March 2, 2007.  On April 18, 2007, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on June 1, 2007.  Total cash paid for cash dividends during the six month period ended June 30, 2007 was $1,148,000.  We issued 21,300 shares of restricted stock on February 1, 2007 at a price of $20.82 per share.  The shares cliff vest in three years and are fully vested on February 1, 2010.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

(Dollars in thousands, except per share)	Six Months Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$3,418	3,790,938	$0.90
Effect of dilutive securities
Stock options	-	17,392
Unvested restricted stock	-	34,639
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$3,418	3,842,969	$0.89

(Dollars in thousands, except per share)	Six Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$3,021	3,722,737	$0.81
Effect of dilutive securities
Stock options	-	50,812
Unvested restricted stock	-	35,265
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$3,021	3,808,814	$0.79

(Dollars in thousands, except per share)	Three Months Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,788	3,805,045	$0.47
Effect of dilutive securities
Stock options	-	12,522
Unvested restricted stock	-	35,128
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,788	3,852,695	$0.46

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4 - Earnings Per Share - continued

(Dollars in thousands, except per share)	Three Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,548	3,736,089	$0.41
Effect of dilutive securities
Stock options	-	43,222
Unvested restricted stock	-	35,888
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,548	3,815,199	$0.41

Note 5 - Comprehensive Income

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects:

	Six Months Ended June 30, 2007
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(709)	241	(468)
Less: reclassification adjustment for gains realized in net income	53	(18)	35
Net unrealized gains (losses) on securities	(656)	223	(433)

Other comprehensive income (loss)	$(656)	$223	$(433)

	Six Months Ended June 30, 2006
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(629)	$214	$(415)
Less: reclassification adjustment for gains realized in net income	(6)	2	(4)
Net unrealized gains (losses) on securities	(635)	216	(419)

Other comprehensive income (loss)	$(635)	$216	$(419)

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 - Comprehensive Income - continued

	Three Months Ended June 30, 2007
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(775)	$263	$(512)
Less: reclassification adjustment for gains realized in net income	-	-	-
Net unrealized gains (losses) on securities	(775)	263	(512)

Other comprehensive income (loss)	$(775)	$263	$(512)

	Three Months Ended June 30, 2006
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(399)	$136	$(263)
Less: reclassification adjustment for gains realized in net income	(6)	2	(4)
Net unrealized gains (losses) on securities	(405)	138	(267)

Other comprehensive income (loss)	$(405)	$138	$(267)

Note 6 – Stock Based Compensation

On May 19, 2004, we terminated our 1997 Stock Incentive Plan and replaced it with the 2004 Equity Incentive Plan.  Outstanding options issued under any former Plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance.  At June 30, 2007 and June 30, 2006, there were 89,925 and 131,368, respectively, of options outstanding that had been issued under the plans.

There were no stock options granted during the three and six month periods ended June 30, 2007 and June 30, 2006.

A summary of the status of our stock option plans for the three months ended June 30, 2007 and June 30, 2006, and changes during the periods then ended are presented below:

	2007		2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	92,425	$17.61	155,166	$14.84
Exercised	2,000	14.30	23,137	8.04
Cancelled	500	15.65	661	17.14
Outstanding at end of period	89,925	17.69	131,368	16.02

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Stock Based Compensation - continued

A summary of the status of our stock option plans for the six months ended June 30, 2007 and June 30, 2006, and changes during the periods then ended are presented below:

	2007		2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	123,775	$16.40	174,630	$14.16
Exercised	31,900	12.71	42,433	8.36
Cancelled	1,950	17.21	829	15.51
Outstanding at end of period	89,925	17.69	131,368	16.02

Options exercisable at June 30, 2007 and June 30, 2006 were 89,925 and 131,368, respectively.

The following table summarizes information about the stock options outstanding under our plans at June 30, 2007:

	Weighted
	Average
	Options	Remaining	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price
Exercisable:
$14.10 to $15.00	42,200	0.54	$14.32
$15.65 to $22.40	47,725	1.58	$20.68
Total exercisable	89,925

The 2004 Equity Incentive Plan provides for the granting of restricted stock, statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as nonstatutory stock options, or stock appreciation rights of up to 225,000 shares of our common stock, to officers, employees, and directors.  Awards may be granted for a term of up to ten years from the effective date of grant.  Under this Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted.  The per-share exercise price of incentive stock options may not be less than the fair value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 50% of the fair value of a share on the effective date of grant.  Any options that expire unexercised or are canceled become available for reissuance.  No awards may be made on or after May 19, 2014.  During 2007 and 2006, we issued 21,300 and 17,350 shares, respectively, of restricted stock pursuant to the 2004 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested on February 1, 2010 and February 1, 2009, respectively.  The weighted-average fair value of restricted stock issued during 2007 and 2006 was $20.82 and $22.85, respectively.  Compensation cost associated with these and prior issuances were $275,000 and $205,000 for the six months ended June 30, 2007 and 2006, respectively, and $144,000 and $107,000 for the three months ended June 30, 2007 and 2006, respectively.  During the six months ended June 30, 2007, we had 400 shares of restricted stock that were forfeited.  At June 30, 2007, we had 146,750 stock awards available for grant under the 2004 Equity Incentive Plan.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2007 compared to December 31, 2006 and the results of operations for the six and three months ended June 30, 2007 compared to the six and three months ended June 30, 2006.  These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

	Average Balances, Income and Expenses, and Rates
	For the Three Months Ended
	June 30, 2007			June 30, 2006
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$606,779	11,302	7.47%	$508,549	9,010	7.11%
Securities, taxable (3)	46,630	504	4.34%	43,536	451	4.16%
Securities, nontaxable (3)(4)	25,048	395	6.33%	27,394	426	6.24%
Nonmarketable equity securities	9,056	136	6.02%	5,899	83	5.64%
Fed funds sold and other	237	3	5.08%	373	4	4.30%
Total earning assets	687,750	12,340	7.20%	585,751	9,974	6.83%
Non-earning assets	64,047			61,396
Total assets	$751,797			$647,147

Liabilities:
Interest bearing liabilities:
Interest bearing transaction accounts	216,585	1,629	3.02%	177,854	1,201	2.71%
Savings accounts	39,547	258	2.62%	39,210	189	1.93%
Time deposits	180,974	2,207	4.89%	187,956	1,926	4.11%
Other short-term borrowings	46,213	592	5.14%	45,713	572	5.02%
Federal Home Loan Bank borrowings	125,583	1,449	4.63%	67,568	764	4.54%
Junior subordinated debentures	10,310	180	7.00%	1,813	32	7.08%
Total interest bearing liabilities	619,212	6,315	4.09%	520,114	4,684	3.61%
Non-interest bearing liabilities	70,956			70,210
Shareholders’ equity	61,629			56,823
Total liabilities and shareholders’ equity	$751,797			$647,147
Net interest spread			3.11%			3.22%
Net interest income/margin		$6,025	3.51%		$5,290	3.62%

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

(1)	Annualized for the three month period.
(2)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(3)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(4)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

The tax-effected net interest spread and net interest margin were 3.11% and 3.51%, respectively, for the three month period ended June 30, 2007, compared to 3.22% and 3.62% for the three month period ended June 30, 2006.  During the three months ended June 30, 2007, earning assets averaged $687,750,000, compared to $585,751,000 for the three months ended June 30, 2006.  Interest earning assets exceeded interest earning liabilities by $68,538,000, and $65,637,000 for the three month periods ended June 30, 2007 and June 30, 2006, respectively.  Our margin continues to be negatively impacted by the flat yield curve interest rate environment and our rapid asset generation which has caused us to rely, more than we have historically, on higher cost wholesale funds.  We expect downward pressure on our margin to continue as long as the two conditions described above persist.

For the three months ended June 30, 2007, our tax-effected net interest income, the major component of our net income, was $6,025,000 compared to $5,290,000 for the same period of 2006, an increase of $735,000 or 13.89%.  The average rate realized on interest-earning assets increased to 7.20% from 6.83%, while the average rate paid on interest-bearing liabilities increased to 4.09% from 3.61% for the three month periods ended June 30, 2007 and 2006, respectively.

Our tax-effected interest income for the three months ended June 30, 2007 was $12,340,000, which consisted of $11,302,000 on loans, $1,035,000 on investments, and $3,000 on fed funds sold and interest bearing deposits with correspondent banks.  The tax-effected income for the three months ended June 30, 2006 was $9,974,000, which consisted of $9,010,000 on loans, $960,000 on investments, and $4,000 on fed funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the three months ended June 30, 2007 and June 30, 2006, represented 91.59% and 90.33%, respectively, of total interest income.  Average loans represented 88.23% and 86.82% of average earning assets for the three month periods ended June 30, 2007 and June 30, 2006, respectively.

Interest expense for the three months ended June 30, 2007 was $6,315,000, which consisted of $4,094,000 related to deposits and $2,221,000 related to other borrowings.  Interest expense for the three months ended June 30, 2006 was $4,684,000, which consisted of $3,316,000 related to deposits and $1,368,000 related to other borrowings.  Interest expense on deposits for the three months ended June 30, 2007 and June 30, 2006 represented 64.83% and 70.79%, respectively, of total interest expense.  Average interest bearing deposits represented 70.59% and 77.87% of average interest bearing liabilities for the three months ended June 30, 2007 and June 30, 2006, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

	Average Balances, Income and Expenses, and Rates
	For the Six Months Ended
	June 30, 2007			June 30, 2006
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$594,830	21,906	7.43%	$492,902	17,069	6.98%
Securities, taxable (3)	44,293	953	4.34%	43,643	899	4.15%
Securities, nontaxable (3)(4)	25,798	813	6.36%	27,705	861	6.27%
Nonmarketable equity securities	8,763	259	5.96%	5,681	158	5.61%
Fed funds sold and other	540	14	5.23%	202	6	5.99%
Total earning assets	674,224	23,945	7.16%	570,133	18,993	6.72%
Non-earning assets	63,296			60,652
Total assets	$737,520			$630,785

Liabilities:
Interest bearing liabilities:
Interest bearing transaction accounts	206,189	2,998	2.93%	171,842	2,123	2.49%
Savings accounts	39,376	503	2.58%	38,802	352	1.83%
Time deposits	185,641	4,438	4.82%	184,606	3,566	3.90%
Other short-term borrowings	45,437	1,168	5.18%	46,225	1,083	4.72%
Federal Home Loan Bank borrowings	119,960	2,774	4.66%	64,422	1,385	4.34%
Junior subordinated debentures	10,310	361	7.06%	911	32	7.08%
Total interest bearing liabilities	606,913	12,242	4.07%	506,808	8,541	3.40%
Non-interest bearing liabilities	69,761			67,775
Shareholders’ equity	60,846			56,202
Total liabilities and shareholders’ equity	$737,520			$630,785
Net interest spread			3.09%			3.32%
Net interest income/margin		$11,703	3.50%		$10,452	3.70%

(1)	Annualized for the six month period.
(2)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(3)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(4)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

The tax-effected net interest spread and net interest margin were 3.09% and 3.50%, respectively, for the six month period ended June 30, 2007, compared to 3.32% and 3.70% for the six month period ended June 30, 2006.  During the six months ended June 30, 2007, earning assets averaged $674,224,000, compared to $570,133,000 for the six months ended June 30, 2006.  Interest earning assets exceeded interest earning liabilities by $67,311,000, and $63,325,000 for the six month periods ended June 30, 2007 and June 30, 2006, respectively.  Our margin continues to be negatively impacted by the flat yield curve interest rate environment and our rapid asset generation which has caused us to rely, more than we have historically, on higher cost wholesale funds.  We expect downward pressure on our margin to continue as long as the two conditions described above persist.

For the six months ended June 30, 2007, our tax-effected net interest income, the major component of our net income, was $11,703,000 compared to $10,452,000 for the same period of 2006, an increase of $1,251,000 or 11.97%.  The average rate realized on interest-earning assets increased to 7.16% from 6.72%, while the average rate paid on interest-bearing liabilities increased to 4.07% from 3.40% for the six month periods ended June 30, 2007 and 2006, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations– continued

Our tax-effected interest income for the six months ended June 30, 2007 was $23,945,000, which consisted of $21,906,000 on loans, $2,025,000 on investments, and $14,000 on fed funds sold and interest bearing deposits with correspondent banks.  The tax-effected income for the six months ended June 30, 2006 was $18,993,000, which consisted of $17,069,000 on loans, $1,918,000 on investments, and $6,000 on fed funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the six months ended June 30, 2007 and June 30, 2006, represented 91.48% and 89.87%, respectively, of total interest income.  Average loans represented 88.22% and 86.45% of average earning assets for the six month periods ended June 30, 2007 and June 30, 2006, respectively.

Interest expense for the six months ended June 30, 2007 was $12,242,000, which consisted of $7,939,000 related to deposits and $4,303,000 related to other borrowings.  Interest expense for the six months ended June 30, 2006 was $8,541,000, which consisted of $6,041,000 related to deposits and $2,500,000 related to other borrowings.  Interest expense on deposits for the six months ended June 30, 2007 and June 30, 2006 represented 64.85% and 70.73%, respectively, of total interest expense.  Average interest bearing deposits represented 71.05% and 77.99% of average interest bearing liabilities for the sox months ended June 30, 2007 and June 30, 2006, respectively.

Analysis of Changes in Net Interest Income

The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the time periods indicated.

	Three Months Ended
	June 30, 2007 vs. 2006			June 30, 2006 vs. 2005
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$1,811	$481	$2,292	$1,245	$1,075	$2,320
Securities, taxable	33	20	53	10	24	34
Securities, nontaxable	(37)	6	(31)	(31)	(2)	(33)
Nonmarketable equity securities	47	6	53	5	17	22
Federal funds sold and other	(2)	1	(1)	(12)	4	(8)
Total interest income	1,852	514	2,366	1,217	1,118	2,335

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	281	147	428	76	569	645
Savings accounts	2	67	69	(5)	36	31
Time deposits	(74)	355	281	92	518	610
Total interest-bearing deposits	209	569	778	163	1,123	1,286
Other short-term borrowings	6	14	20	209	210	419
Federal Home Loan Bank advances	669	16	685	172	183	355
Junior subordinated debentures	32	-	32	32	-	32
Obligations under capital leases	-	-	-	(2)	(2)	(4)
Total interest expense	916	599	1,515	574	1,514	2,088
Net interest income	$936	$(85)	$851	$643	$(396)	$247

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations– continued

	Six Months Ended
	June 30, 2007 vs. 2006			June 30, 2006 vs. 2005
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$3,701	$1,136	$4,837	$1,988	$2,087	$4,075
Securities, taxable	13	41	54	47	47	94
Securities, nontaxable	(60)	12	(48)	(65)	(3)	(68)
Nonmarketable equity securities	90	11	101	4	34	38
Federal funds sold and other	9	(1)	8	(29)	13	(16)
Total interest income	3,753	1,199	4,952	1,945	2,178	4,123

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	464	411	875	110	964	1,074
Savings accounts	5	146	151	(5)	57	52
Time deposits	20	852	872	150	932	1,082
Total interest-bearing deposits	489	1,409	1,898	255	1,953	2,208
Other short-term borrowings	(18)	103	85	357	429	786
Federal Home Loan Bank advances	1,277	112	1,389	208	369	577
Junior subordinated debentures	32	-	32	32	-	32
Obligations under capital leases	-	-	-	(4)	(4)	(8)
Total interest expense	1,780	1,624	3,404	848	2,747	3,595
Net interest income	$1,973	$(425)	$1,548	$1,097	$(569)	$528

(1) Volume-rate changes have been allocated to each category based on the percentage of the total change.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level.  For the six months ended June 30, 2007, provision expense totaled $325,000, as compared to $150,000 for the same period in 2006.  For the three months ended June 30, 2007, provision expense totaled $125,000 as compared to $150,000 for the same period in 2006.  At June 30, 2007, criticized and classified loans totaled $18,591,000, an increase of $4,669,000 from $13,922,000 at June 30, 2006.  Our nonperforming and impaired loans totaled $1,480,000 at June 30, 2007 compared to $2,428,000 at June 30, 2006.  The allowance for loan losses was 1.05% of total loans at June 30, 2007, as compared to 1.16% at June 30, 2006.  We believe the current level of the allowance is adequate.

Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at June 30, 2007 to meet presently known and inherent risks in the loan portfolio.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations– continued

Noninterest Income

Total noninterest income for the six months ended June 30, 2007 was $3,254,000, an increase of $437,000, or 15.51% compared to $2,817,000 for the six months ended June 30, 2006.  Total noninterest income for the quarter ended June 30, 2007 increased $189,000, or 12.97% to $1,646,000, compared to $1,457,000 at June 30, 2006.

The largest component of noninterest income, service charges on deposit accounts, decreased $102,000, or 7.93% from the six months ended June 30, 2006 to the six months ended June 30, 2007 and $63,000, or 9.47% from the three months ended June 30, 2006 to the three months June 30, 2007.  The decrease is mainly due to a reduction in NSF return charges.  Residential mortgage origination fees increased $241,000, or 71.51% from $337,000 to $578,000 for the six months ended June 30, 2007, compared to the six months ended June 30, 2006 and increased $148,000, or 86.05% from $172,000 to $320,000 for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.

The income from fiduciary activities increased $201,000, or 36.88% from the six month period ended June 30, 2006 to the six month period ended June 30, 2007, and $93,000, or 34.19% from the three month period ended June 30, 2006 to the three month period ended June 30, 2007.  The increase is primarily a result of our continuing successful efforts to expand assets under management in our wealth management group.  Fees from brokerage services decreased $3,000, or 2.77% from the six months ended June 30, 2006 to the six months ended June 30, 2007 and $39,000, or 44.83% for the three months ended June 30, 2006 to the three months ended June 30, 2007.    We realized a gain on the sales/calls of securities available for sale of $6,000 during the three and six months ended June 30, 2006, compared to no gains during the same periods of 2007.  We realized a gain on the sale of fixed assets of $15,000 during the six months ended June 30, 2007 compared to $2,000 for the six months ended June 30, 2006.  Other operating income increased $93,000, or 17.48% from the six months ended June 30, 2006 to the six months ended June 30, 2007 and $56,000, or 21.96% from the three months ended June 30, 2006 to the three months ended June 30, 2007.

Noninterest Expense

Total noninterest expense for the first six months of 2007 was $9,477,000, an increase of $637,000, or 7.20%, when compared to $8,840,000 for the first six months of 2006.  For the quarter ended June 30, 2007, noninterest expense was $4,825,000, an increase of $393,000, or 8.86%, over the comparable period of 2006.

The primary component of noninterest expense is salaries and benefits, which increased $327,000, or 6.30%, from $5,187,000 for the six months ended June 30, 2006 to $5,514,000 for the six months ended June 30, 2007, and increased $154,000, or 5.89%, from $2,616,000 for the three months ending June 30, 2006 to $2,770,000 for the three months ended June 30, 2007.  Salaries and benefits expense has increased due increased health insurance costs, and annual salary increases.  Net occupancy expense decreased $4,000, or 0.72% for the six month period ending June 30, 2007 over the related period in 2006, and decreased $6,000, or 2.21% for the three months ending June 30, 2007 compared to the same period in 2006.  The amortization of intangible assets decreased $11,000, or 4.47% to $235,000 from the six month period ended June 30, 2006 to the six month period ended 2007, and decreased $5,000, or 4.13% from the three month period ended June 30, 2006 to the three months ended June 30, 2007.  Furniture and equipment expense increased $22,000, or 5.34% from the six month period ended June 30, 2006 to the six month period ended June 30, 2007, and increased $10,000, or 4.65% from the three month period ended June 30, 2006 to the three month period ended June 30, 2007.  We realized a net loss on sales of securities available for sale of $53,000 for the six months ended June 30, 2007 compared to a gain of $6,000 for the six months ended June 30, 2006.  Other operating expenses were $2,693,000 for the six months ended June 30, 2007, as compared to $2,443,000 for the same period in 2006, an increase of $250,000, or 10.23%.

Income Taxes

For the six months ended June 30, 2007 and 2006, the effective income tax rate was 30.26% and 24.87%, respectively, and the income tax provision was $1,483,000 and $1,000,000, respectively.  For the quarter ended June 30, 2007, the effective tax rate was 31.15% compared to 24.04% for the second quarter of 2006.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Income

The combination of the above factors resulted in net income of $3,418,000 for the six months ended June 30, 2007 compared to $3,021,000 for the comparable period in 2006, an increase of $397,000, or 13.14%.  For the quarter ended June 30, 2007, net income was $1,788,000, an increase of $240,000, or 15.50% when compared to the second quarter of 2006.

Assets and Liabilities

During the first six months of 2007, total assets increased $55,453,000, or 7.77%, when compared to December 31, 2006.  We experienced an increase of $40,468,000, or 7.05% in the loan area during the first six months of 2007.  Asset growth via loans will continue to be our focus for the foreseeable future.  We intend to continue to grow at or near our recent pace but will not sacrifice quality to achieve our growth targets.  Total investment securities increased $9,460,000, or 12.79%, to $83,409,000 at June 30, 2007 compared to $73,949,000 at December 31, 2006.  Cash and due from banks increased $3,901,000, or 17.36% during the first six months of 2007 to $26,375,000 at June 30, 2007 compared to $22,474,000 at December 31, 2006.  On the liability side, total deposits increased $29,502,000, or 6.06%, to $516,458,000 at June 30, 2007 from $486,956,000 at December 31, 2006.  The increase in deposits was primarily due to the increases of $29,553,000 or 22.77% in money market accounts.  Included in this increase was $18,840,000 in brokered money market deposits.  Total federal funds purchased and repurchase agreements increased $2,932,000 from $45,282,000 at December 31, 2006 to $48,214,000 at June 30, 2007, an increase of 6.47%.   Our advances from Federal Home Loan Bank increased $19,950,000, or 18.89%, from $105,625,000 at December 31, 2006 to $125,575,000 at June 30, 2007.  These advances were utilized to pay down our federal funds purchased position as well as provide for asset growth as described above.

Investment Securities

Investment securities increased $9,460,000 or 12.79% to $83,409,000 at June 30, 2007 from $73,949,000 at December 31, 2006.  Securities available for sale increased $8,532,000, or 13.03% during the first six months of 2007, securities held to maturity decreased $55,000 or 14.47% to $325,000 and nonmarketable equity securities increased $983,000, or 12.18% during the first six months of 2007.  Included in the increase of nonmarketable equity securities was the increase in Federal Home Loan Bank stock resulting from our increased borrowings during the first six months of 2007.  As of June 30, 2007, securities available for sale totaling $51,015,000 were in an unrealized loss position. Of these, approximately 55.07%, or 21 individual securities, consisted of securities in a continuous loss position for twelve months or more.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.  We believe, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Loans

Loans receivable increased $40,468,000, or 7.05%, since December 31, 2006.  Loan growth will continue to be our focus for the foreseeable future.  We intend to grow loans at or near our recent pace but will not sacrifice quality to achieve our growth targets.  The largest increase was in mortgage and commercial real estate construction, which increased $29,645,000, or 20.78%, to $172,339,000 at June 30, 2007. Consumer installment loans increased $9,915,000, or 44.88% to $32,007,000 at June 30, 2007.  Balances within the major loan receivable categories as of June 30, 2007 and December 31, 2006 are as follows:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Commercial and agricultural	$42,914	$44,910
Real estate – construction	172,339	142,694
Real estate – mortgage and commercial	325,134	321,440
Home equity	40,197	40,805
Consumer, installment	32,007	22,092
Consumer, credit card and checking	1,516	1,698
	$614,107	$573,639

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Risk Elements in the Loan Portfolio

We incorporate by reference under this heading the disclosures under the heading “Provision and Allowance for Loan Losses” under this Item 2 of Part I.

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)	June 30,
	2007	2006
Loans:
Nonaccrual and impaired loans	$1,480	$2,280
Accruing loans more than 90 days past due	$368	$148

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:
Criticized	$13,106	$5,395
Classified	$5,485	$8,527

The increase of $4,669,000, or 33.54%, in criticized and classified loans from June 30, 2006 to June 30, 2007 was primarily due to one relationship of $6,500,000 which is secured by commercial real estate.

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	June 30,
	2007	2006
Balance, January 1,	$6,200	$6,324
Provision for loan losses for the period	325	150
Charge-offs	(140)	(402)
Recoveries	45	74

Balance, end of period	$6,430	$6,146

Gross loans outstanding, end of period	$614,107	$528,566

Allowance for loan losses to loans outstanding	1.05%	1.16%

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	June 30,
	2007	2006
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	1,480	2,280

Total impaired loans	$1,480	$2,280

Valuation allowance related to impaired loans	$77	$114

(Dollars in thousands)	June 30,
	2007	2006
Average investment in impaired loans	$1,643	$2,928

Interest income recognized on impaired loans	$8	$15

Interest income recognized on a cash basis on impaired loans	$8	$15

Total impaired loans decreased $800,000, or 35.09%, from June 30, 2006 to June 30, 2007.  The valuation allowance related to impaired loans decreased $37,000, or 32.46%, from June 30, 2006 to June 30, 2007.

Premises and Equipment

Our purchases of fixed assets during the first six months of 2007 totaled $688,000.  Of this amount, $511,000 was during the second quarter of 2007.  Total fixed assets, net of depreciation, increased $222,000 during the first six months of 2007.  The additions during the first six months of 2007 were primarily due to a new full-service branch located in Greenville, South Carolina which is expected to open during the fourth quarter of 2007.

Deposits

Total deposits increased $29,502,000, or 6.06%, to $516,458,000 at June 30, 2007 from $486,956,000 at December 31, 2006.  Expressed in percentages, noninterest-bearing deposits increased 3.89% from $63,733,000 at December 31, 2006 to $66,212,000 at June 30, 2007, and interest-bearing deposits increased 6.39% from $423,223,000 at December 31, 2006 to $450,246,000 at June 30, 2007.  The largest increase was in money market accounts, which increased $29,553,000, or 22.77% to $159,354,000 at June 30, 2007, from $129,801,000 at December 31, 2006.  This increase was primarily attributable to $18,840,000 in brokered money market deposits.

Balances within the major deposit categories as of June 30, 2007 and December 31, 2006 are as follows:
(Dollars in thousands)	June 30, 2007	December 31, 2006

Noninterest-bearing demand deposits	$66,212	$63,733
Interest-bearing demand deposits	67,341	64,743
Money market accounts	159,354	129,801
Savings deposits	38,941	38,791
Certificates of deposit	184,610	189,888
	$516,458	$486,956

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us increased $19,950,000 to $125,575,000 as of June 30, 2007 compared to $105,625,000 at December 31, 2006.  Of the $125,575,000 in advances with Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
02/02/09	4.95% - principal reducing credit	$175
07/13/09	5.21% - fixed, callable 07/13/07	5,000
07/13/09	5.03% - fixed, callable 07/13/07	10,000
02/26/10	4.77% - fixed, callable 02/26/08	10,000
03/17/10	5.92% - fixed, callable 09/17/07	5,000
03/28/11	4.68% - fixed, callable 03/28/08	10,000
12/07/11	4.12% - fixed, callable 12/07/07	10,000
02/09/12	4.61% - fixed, callable 02/11/08	10,000
03/01/12	4.32% - fixed, callable 03/03/08	10,000
05/18/12	4.62% - fixed, callable 05/18/09	5,000
06/14/12	4.94% - fixed, callable 06/16/08	10,000
06/03/15	3.36% - fixed, callable 06/03/08	15,000
02/02/17	4.31% - fixed, callable 08/02/07	10,000
05/18/17	4.15% - fixed, callable 08/20/07	10,000
		$120,175

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

The following table summarizes capital ratios and the regulatory minimum requirements at June 30, 2007:

	Tier 1	Total	Tier 1
	Risk-based	Risk-based	Leverage
Actual ratio:
Community Capital Corporation	9.99%	11.02%	8.35%
CapitalBank	9.45%	10.49%	7.90%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

Shareholders’ equity was increased by the $406,000 proceeds from the exercise of stock options and net income of $3,418,000 for the first six months of 2007.  Due to changes in the market rates of interest, the fair value of our securities available-for-sale decreased, which had the effect of decreasing shareholders’ equity by $433,000 net of the deferred taxes for the six months ended June 30, 2007 when compared to December 31, 2006.  Total equity was also reduced by cash dividends of $1,148,000 and amortization of deferred compensation on restricted stock of $275,000 for the six months ended June 30, 2007.

For the near term, maturities and sales of securities available-for-sale are expected to be a source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities.  We also expect to build our deposit base. Advances from the Federal Home Loan Bank and our correspondent banks will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $66,230,000 in advances under the terms of our agreement with the Federal Home Loan Bank.  We have $10,000,000 available in a revolving line of credit with another bank.  Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $38,322,000 million of unused lines of credit to purchase federal funds.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2007, we had issued commitments to extend credit of $124,271,000 and standby letters of credit of $5,224,000 through various types of commercial lending arrangements.  Approximately $87,493,000 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2007.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments
to extend credit	$5,409	$2,016	$35,922	$43,347	$80,924	$124,271
Standby letters of
credit	396	174	4,474	5,044	180	5,224
Total	$5,805	$2,190	$40,396	$48,391	$81,104	$129,495

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

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information:

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”.  SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities.  The standard also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not expect the adoption of Statement 157 to materially impact the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”, which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations– continued

status of pension and other postretirement benefit plans on the balance sheet.  Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.  The measurement date − the date at which the benefit obligation and plan assets are measured − is required to be the company's fiscal year end. SFAS No. 158 is effective for publicly−held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008.  The company does not have a defined benefit pension plan. Therefore, SFAS No. 158 will not impact the company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities − Including an amendment of SFAS No. 115”.  This statement permits, but does not require, entities to measure many financial instruments at fair value.  The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.  This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument−by−instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments.  One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value.  With respect to SFAS No. 115, available for sale and held to maturity securities at the effective date are eligible for the fair value option at that date.  If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative−effect adjustment and thereafter, such securities will be accounted for as trading securities.  SFAS No. 159 is effective for the Company on January 1, 2008.  Earlier adoption is permitted in 2007 if the Company also elects to apply the provisions of SFAS No. 157.  The Company did not early adopt SFAS No. 159 and believes that it is unlikely that it will expand its use of fair value accounting upon the January 1, 2008 effective date.

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF No. 06−4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split−Dollar Life Insurance Arrangements". EITF No. 06−4 addresses employer accounting for endorsement split−dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other ThanPensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion−1967". EITF 06−4 is effective for fiscal years beginning after December 15, 2007.  Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative−effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The company is currently analyzing the effects of EITF No. 06−4 on the Company’s consolidated financial statements.

In September 2006, the FASB ratified the consensus reached related to EITF No. 06−5, "Accounting for Purchases of Life Insurance−Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85−4, Accounting for Purchases of Life Insurance." EITF No. 06−5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF No. 06−5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual−life by individual−life policy (or certificate by certificate in a group policy).  EITF No. 06−5 is effective for fiscal years beginning after December 15, 2007.  Although, the Company does not believe the adoption of EITF No. 06−5 will have a material impact on the Company's consolidated financial statements management is currently analyzing the impact of adoption.

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations– continued

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles.  This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities.  The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income.  Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months.  At June 30, 2007, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $217,739,000.  This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and NOW accounts, which totaled $411,305,000 at June 30, 2007.

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

Item 1A.  Risk Factors

Information regarding risk factors appears in Part I – Item 1A – Risk Factors of our report on Form 10-K for the fiscal year ended December 31, 2006.  There have been no material changes from risk factors previously disclosed in our report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding our purchase of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

April 1, 2007 to April 30, 2007	-	-	-	100,000

May 1, 2007 to May 31, 2007	-	-	-	100,000

June 1, 2007 to June 31, 2007	-	-	-	100,000

Total	-	-	-	100,000

On June 20, 2007, we announced a new stock repurchase plan of the purchase of up to 100,000 shares of common stock , and cancelled all prior outstanding stock repurchase authorizations.  The shares may be repurchased in private or open-market purchases, including block transactions.  As of June 30, 2007, we have repurchased a cumulative total of 1,029,322 shares.

Item 3.  Defaults Upon Senior Securities

Not Applicable

COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION - continued

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting was held on May 16, 2007.
(b)
At the annual meeting, all director nominees named in (c) below were elected.  The following directors continued in office after the meeting:  Patricia C. Hartung, B. Marshall Keys, Miles Loadholt, Thomas C. Lynch, Jr., H. Edward Munnerlyn, George B. Park, George D. Rodgers, and Lex D. Walters, PhD.

(c)	The matters voted upon at the meeting a d the votes cast with respect to each matter were as follows:

Election of Directors:

	For	Withheld

Harold Clinkscales Jr.	2,902,324	35,774

Wayne Q. Justesen Jr.	2,902,324	35,774

Clinton C. Lemon Jr.	2,897,403	40,695

William G. Stevens	2,902,324	35,969

At the same meeting, the following proposals were voted upon and approved, with the votes on each proposal as indicated below:

Ratification of Appointment of Elliott Davis, LLC as on independent auditors for the fiscal year ending December 31, 2007:

For	Against	Abstentions	Broker Non-Vote
1,682,407	35,078	5,455	0

Item 5.  Other Information

On January 18, 2007 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.15 per share of common stock, which dividend was paid on March 2, 2007 to holders of record as of the close of business on February 16, 2007.

On April 18, 2007 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.15 per share of common stock, which dividend was paid on June 1, 2007 to holders of record as of the close of business on May 18, 2007.

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

COMMUNITY CAPITAL CORPORATION

By:	/s/ WILLIAM G. STEVENS
William G. Stevens President & Chief Executive Officer

Date: August 7, 2007	By:	/s/ WESLEY BREWER
R. Wesley Brewer Chief Financial Officer