Form 10-Q
period 2007-09-30
COMMUNITY CAPITAL CORP /SC/
filed 2007-11-08
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007 or

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
3,839,705 shares of common stock, $1.00 par value, as of October 19, 2007

COMMUNITY CAPITAL CORPORATION

Index

PART I. - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - September 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations -
	Nine months ended September 30, 2007 and 2006 and three months ended September 30, 2007 and 2006	4

	Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
	Nine months ended September 30, 2007 and 2006	5

	Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2007 and 2006	6

	Notes to Condensed Consolidated Financial Statements	7-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-25

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25-26

Item 4.	Controls and Procedures	26-27

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Under Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	29

Item 6.	Exhibits	30

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Balance Sheets

PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Assets	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$22,185	$22,167
Interest-bearing deposit accounts	238	307
Total cash and cash equivalents	22,423	22,474
Securities:
Securities available-for-sale	72,622	65,496
Securities held-to-maturity (estimated fair value of $336 at September 30, 2007 and $388 at December 31, 2006)	325	380
Nonmarketable equity securities	9,056	8,073
Total securities	82,003	73,949

Loans held for sale	920	554

Loans receivable	632,624	573,639
Less allowance for loan losses	(6,600)	(6,200)
Loans, net	626,024	567,439

Premises and equipment, net	16,148	15,429
Accrued interest receivable	4,426	3,954
Intangible assets	10,074	10,427
Cash surrender value of life insurance	15,066	14,617
Other assets	4,773	4,401
Total assets	$781,857	$713,244

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$66,912	$63,733
Interest-bearing	465,530	423,223
Total deposits	532,442	486,956

Federal funds purchased and securities sold under agreements to repurchase	43,051	45,282
Advances from the Federal Home Loan Bank	125,550	105,625
Accrued interest payable	3,023	2,686
Junior subordinated debentures	10,310	10,310
Other liabilities	4,166	3,459
Total liabilities	718,542	654,318

Shareholders' Equity
Common stock, $1.00 par value; 10,000,000 shares authorized, 4,872,027 and 4,817,827 shares issued at September 30, 2007 and December 31, 2006, respectively	4,872	4,818
Nonvested restricted stock	(578)	(558)
Capital surplus	48,476	47,671
Accumulated other comprehensive income (loss)	57	(269)
Retained earnings	27,715	24,386
Treasury stock at cost; 1,034,322 shares at September 30, 2007 and 1,029,322 at December 31, 2006	(17,227)	(17,122)
Total shareholders' equity	63,315	58,926
Total liabilities and shareholders' equity	$781,857	$713,244

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$33,526	$26,910	$11,666	$9,857
Investment securities:
Taxable	1,561	1,332	608	458
Tax-exempt	886	919	281	275
Nonmarketable equity securities	396	258	137	100
Other interest income	17	12	3	6
Total	36,386	29,431	12,695	10,696

Interest expense:
Deposits	12,340	9,671	4,401	3,627
Federal Home Loan Bank advances	4,223	2,339	1,449	954
Other interest expense	2,244	1,819	715	707
Total	18,807	13,829	6,565	5,288

Net interest income	17,579	15,602	6,130	5,408
Provision for loan losses	625	800	300	650
Net interest income after provision for loan losses	16,954	14,802	5,830	4,758

Other operating income:
Service charges on deposit accounts	1,796	1,961	611	674
Residential mortgage origination fees	919	526	341	189
Fees from brokerage services	181	214	76	106
Income from fiduciary activities	1,142	847	396	302
Gain on sales of securities available-for-sale	-	6	-	-
Gain on sale of fixed assets	15	2	-	-
Other operating income	958	849	332	317
Total	5,011	4,405	1,756	1,588

Other operating expenses:
Salaries and employee benefits	8,309	7,931	2,795	2,744
Net occupancy expense	832	835	284	283
Amortization of intangible assets	353	369	118	123
Furniture and equipment expense	658	633	224	221
Loss on sales of securities available-for-sale	470	-	417	-
Other operating expenses	4,107	3,783	1,414	1,340
Total	14,729	13,551	5,252	4,711

Income before income taxes	7,236	5,656	2,334	1,635
Income tax provision	2,181	1,441	698	441

Net income	$5,055	$4,215	$1,636	$1,194

Basic net income per share	$1.33	$1.13	$0.43	$0.32
Diluted net income per share	$1.31	$1.11	$0.42	$0.31

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the nine months ended September 30, 2007 and 2006
(Unaudited)

	Common Stock		Nonvested Restricted Stock	Capital Surplus	Retained Earnings	Accumulated Other Compre-hensive Income	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2005	4,751,301	$4,751	$(595)	$46,929	$20,893	$(421)	$(17,052)	$54,505

Net income					4,215			4,215

Other comprehensive loss, net of tax benefit						(71)		(71)

Comprehensive income								4,144

Exercise of stock options	42,833	43		317				360

Issuance of restricted stock	17,350	17	(396)	379				-

Amortization of deferred compensation on restricted Stock			314					314

Forfeitures of restricted stock	(300)		7	(7)				-

Dividends paid ($0.45 per share)					(1,698)			(1,698)

Purchase of treasury stock (3,095 shares)							(70)	(70)

Balance, September 30, 2006	4,811,184	$4,811	$(670)	$47,618	$23,410	$(492)	$(17,122)	$57,555

Balance, December 31, 2006	4,817,827	$4,818	$(558)	$47,671	$24,386	$(269)	$(17,122)	$58,926

Net income					5,055			5,055

Other comprehensive loss, net of tax benefit						326		326

Comprehensive Income								5,381

Exercise of stock options	33,400	33		394				427

Issuance of restricted stock	21,300	21	(443)	422				-

Amortization of deferred compensation on restricted Stock			412					412

Forfeitures of restricted stock	(500)		11	(11)				-

Dividends paid ($0.45 per share)					(1,726)			(1,726)

Purchase of treasury stock (5,000 shares)							(105)	(105)

Balance, September 30, 2007	4,872,027	$4,872	$(578)	$48,476	$27,715	$57	$(17,227)	$63,315

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$5,055	$4,215
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	703	660
Provision for possible loan losses	625	800
Amortization of intangible assets	353	369
Amortization less accretion on investments	54	6
Amortization of deferred loan costs	1,115	752
Amortization of deferred compensation on restricted stock	412	314
(Gain) loss on sales of securities available-for-sale	470	(6)
Loss on sale of other real estate	8	20
Gain on sale of fixed assets	(15)	(2)
Disbursements of loans held for sale	(26,180)	(20,815)
Proceeds of loans held for sale	25,814	20,475
Increase in interest receivable	(472)	(807)
Increase in interest payable	337	1,608
Increase in other assets	(1,017)	(2,097)
Increase in other liabilities	706	448
Net cash provided by operating activities	7,968	5,940

Cash flows from investing activities:
Net increase in loans to customers	(60,409)	(84,972)
Purchases of securities available-for-sale	(32,752)	(3,289)
Proceeds from maturities and sales of securities available-for-sale	25,596	6,068
Proceeds from maturities and sales of securities held-to-maturity	55	-
Purchases of nonmarketable equity securities	(983)	(3,093)
Proceeds from sales of nonmarketable equity securities	-	1,350
Proceeds from sales of other real estate	103	82
Purchases of premises and equipment	(1,422)	(1,495)
Proceeds from sales of premises and equipment	15	33
Net cash used by investing activities	(69,797)	(85,316)

Cash flows from financing activities:
Net increase in deposit accounts	45,486	46,275
Net increase (decrease) in federal funds purchased and repos	(2,231)	1,144
Advances of Federal Home Loan Bank borrowings	85,000	126,900
Repayments of Federal Home Loan Bank borrowings	(65,075)	(101,975)
Advances of other short-term borrowings	-	2,000
Repayments of other short-term borrowings	-	(2,000)
Proceeds from the issuance of junior subordinated debentures	-	10,310
Dividends paid	(1,726)	(1,698)
Proceeds from exercise of stock options	427	360
Purchase of treasury stock	(105)	(70)
Net cash provided by financing activities	61,776	81,246

Net increase (decrease) in cash and cash equivalents	(52)	1,870

Cash and cash equivalents, beginning of period	22,474	18,837

Cash and cash equivalents, end of period	$22,423	$20,707

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of September 30, 2007 and for the interim periods ended September 30, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2006 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in our 2006 Annual Report.

Note 2 - Supplemental Cash Flow Information

(Dollars in thousands)	Nine Months Ended September 30,
	2007	2006
Cash paid during the period for:
Income taxes	$2,791	$2,737
Interest	18,470	12,221

Noncash investing and financing activities:
Foreclosures on loans	$84	$72

Note 3 - Shareholders' Equity

During the first nine months of 2007, there were 33,400 options exercised by our employees and directors with total proceeds of $427,000 at an average exercise price of $12.94. At September 30, 2007, 88,425 options remain unexercised.  All options outstanding were fully vested as of September 30, 2007 and 2006, and for the three and nine month periods then ended.  On January 18, 2007, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on March 2, 2007.     On April 18, 2007, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on June 1, 2007.  On July 18, 2007, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on September 7, 2007.  Total cash paid for cash dividends during the nine month period ended September 30, 2007 was $1,726,000.  We issued 21,300 shares of restricted stock on February 1, 2007 at a price of $20.82 per share.  The shares cliff vest in three years and are fully vested on February 1, 2010.  We redeemed 5,000 shares during the first nine months of 2007 through a previously announced stock buyback program, with total cost of $105,000 at an average price of $21.00.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

(Dollars in thousands, except per share)	Nine Months Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$5,055	3,797,572	$1.33
Effect of dilutive securities
Stock options	-	15,479
Unvested restricted stock	-	32,623
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$5,055	3,845,674	$1.31

(Dollars in thousands, except per share)	Nine Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$4,215	3,732,151	$1.13
Effect of dilutive securities
Stock options	-	45,090
Unvested restricted stock	-	36,223
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$4,215	3,813,464	$1.11

(Dollars in thousands, except per share)	Three Months Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,636	3,810,625	$0.43
Effect of dilutive securities
Stock options	-	11,753
Unvested restricted stock	-	28,657
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,636	3,851,035	$0.42

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings Per Share - continued

(Dollars in thousands, except per share)	Three Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,194	3,750,673	$0.32
Effect of dilutive securities
Stock options	-	30,221
Unvested restricted stock	-	31,000
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,194	3,811,894	$0.31

Note 5 - Comprehensive Income

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects:

	Nine Months Ended September 30, 2007
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$964	$(328)	$636
Less: reclassification adjustment for gains (losses) realized in net income	(470)	160	(310)
Net unrealized gains (losses) on securities	494	(168)	326

Other comprehensive income (loss)	$494	$(168)	$326

	Nine Months Ended September 30, 2006
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(114)	$39	$(75)
Less: reclassification adjustment for gains (losses) realized in net income	6	(2)	4
Net unrealized gains (losses) on securities	(108)	37	(71)

Other comprehensive income (loss)	$(108)	$37	$(71)

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Comprehensive Income - continued

	Three Months Ended September 30, 2007
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,565	$(532)	$1,033
Less: reclassification adjustment for gains (losses) realized in net income	(417)	142	(275)
Net unrealized gains (losses) on securities	$1,148	$(390)	$758

Other comprehensive income (loss)	$1,148	$(390)	$758

	Three Months Ended September 30, 2006
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$527	$(179)	$348
Less: reclassification adjustment for gains (losses) realized in net income	-	-	-
Net unrealized gains (losses) on securities	527	(179)	348

Other comprehensive income (loss)	$527	$(179)	$348

Note 6 – Stock Based Compensation

On May 19, 2004, we terminated our 1997 Stock Incentive Plan and replaced it with the 2004 Equity Incentive Plan.  Outstanding options issued under any former Plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance.  At September 30, 2007 and September 30, 2006, there were 88,425 and 130,718, respectively, of options outstanding that had been issued under the plans.

There were no stock options granted during the three and nine month periods ended September 30, 2007 and September 30, 2006.

A summary of the status of our stock option plans for the three months ended September 30, 2007 and September 30, 2006, and changes during the periods then ended are presented below:

	2007		2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	89,925	$17.69	131,368	$16.02
Exercised	1,500	14.17	400	12.50
Cancelled	-	-	250	12.50
Outstanding at end of period	88,425	17.75	130,718	16.04

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Stock Based Compensation - continued

A summary of the status of our stock option plans for the nine months ended September 30, 2007 and September 30, 2006, and changes during the periods then ended are presented below:
	2007		2006
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	123,775	$16.40	174,630	$14.16
Exercised	33,400	12.78	42,833	8.40
Cancelled	1,950	17.21	1,079	14.81
Outstanding at end of period	88,425	17.75	130,718	16.04

Options exercisable at September 30, 2007 and September 30, 2006 were 88,425 and 130,718, respectively.

The following table summarizes information about the stock options outstanding under our plans at September 30, 2007:

Range of Exercise Prices	Options Outstanding	Remaining Life (years)	Weighted-Average Exercise Price

Exercisable:
$14.30 to $15.00	40,700	0.30	$14.33
$20.10 to $22.40	47,725	1.33	20.68

Total exercisable	88,425

The 2004 Equity Incentive Plan provides for the granting of restricted stock, statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as nonstatutory stock options, or stock appreciation rights of up to 225,000 shares of our common stock, to officers, employees, and directors.  Awards may be granted for a term of up to ten years from the effective date of grant.  Under this Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted.  The per-share exercise price of incentive stock options may not be less than the fair value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 50% of the fair value of a share on the effective date of grant.  Any options that expire unexercised or are canceled become available for reissuance.  No awards may be made on or after May 19, 2014.  During 2007 and 2006, we issued 21,300 and 17,350 shares, respectively, of restricted stock pursuant to the 2004 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested on February 1, 2010 and February 1, 2009, respectively.  The weighted-average fair value of restricted stock issued during 2007 and 2006 was $20.82 and $22.85, respectively.  Compensation cost associated with these and prior issuances were $412,000 and $314,000 for the nine months ended September 30, 2007 and 2006, respectively, and $137,000 and $109,000 for the three months ended September 30, 2007 and 2006, respectively.  During the nine months ended September 30, 2007 and 2006, we had 500 and 300 shares, respectively, of restricted stock that were forfeited.  At September 30, 2007, we had 146,850 stock awards available for grant under the 2004 Equity Incentive Plan.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of September 30, 2007 compared to December 31, 2006 and the results of operations for the nine and three months ended September 30, 2007 compared to the nine and three months ended September 30, 2006.  These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended
	September 30, 2007			September 30, 2006
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$621,477	11,655	7.44%	$539,111	9,865	7.26%
Securities, taxable (3)	46,785	608	5.16%	41,868	458	4.34%
Securities, nontaxable (3)(4)	28,046	426	6.03%	27,079	418	6.12%
Nonmarketable equity securities	9,056	137	6.00%	6,932	100	5.72%
Fed funds sold and other	233	3	5.11%	444	6	5.36%
Total earning assets	705,597	12,829	7.21%	615,434	10,847	6.99%
Non-earning assets	64,035			62,485
Total assets	$769,632			$677,919

Liabilities:
Interest bearing liabilities:
Interest bearning transaction accounts	230,260	1,794	3.09%	186,744	1,283	2.73%
Savings accounts	37,995	265	2.77%	38,856	213	2.17%
Time deposits	188,675	2,343	4.93%	192,411	2,134	4.40%
Other short-term borrowings	41,400	531	5.09%	40,066	525	5.20%
Federal Home Loan Bank borrowings	125,558	1,449	4.58%	81,615	954	4.64%
Junior subordinated debentures	10,310	183	7.04%	10,310	179	6.89%
Total interest bearing liabilities	634,198	6,565	4.10%	550,002	5,288	3.81%
Non-interest bearing liabilities	72,727			69,963
Shareholders’ equity	62,707			57,954
Total liabilities and shareholders’ equity	$769,632			$677,919
Net interest spread			3.11%			3.18%
Net interest income/margin		$6,264	3.52%		$5,559	3.58%

COMMUNITY CAPITAL CORPORATION

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

(1)	Annualized for the three month period.
(2)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(3)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(4)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

The tax-effected net interest spread and net interest margin were 3.11% and 3.52%, respectively, for the three month period ended September 30, 2007, compared to 3.18% and 3.58% for the three month period ended September 30, 2006.  During the three months ended September 30, 2007, earning assets averaged $705,597,000, compared to $615,434,000 for the three months ended September 30, 2006.  Interest earning assets exceeded interest bearing liabilities by $71,399,000, and $65,432,000 for the three month periods ended September 30, 2007 and September 30, 2006, respectively.  Our margin continues to be negatively impacted by the flat yield curve interest rate environment and our rapid asset generation which has caused us to rely, more than we have historically, on higher cost wholesale funds.  We expect downward pressure on our margin to continue as long as the two conditions described above persist.

For the three months ended September 30, 2007, our tax-effected net interest income, the major component of our net income, was $6,264,000 compared to $5,559,000 for the same period of 2006, an increase of $705,000 or 12.68%.  The average rate realized on interest-earning assets increased to 7.21% from 6.99%, while the average rate paid on interest-bearing liabilities increased to 4.10% from 3.81% for the three month periods ended September 30, 2007 and 2006, respectively.

Our tax-effected interest income for the three months ended September 30, 2007 was $12,829,000, which consisted of $11,655,000 on loans, $1,171,000 on investments, and $3,000 on fed funds sold and interest bearing deposits with correspondent banks.  The tax-effected interest income for the three months ended September 30, 2006 was $10,847,000, which consisted of $9,865,000 on loans, $976,000 on investments, and $6,000 on fed funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the three months ended September 30, 2007 and September 30, 2006, represented 90.85% and 90.95%, respectively, of total interest income.  Average loans represented 88.08% and 87.60% of average earning assets for the three month periods ended September 30, 2007 and September 30, 2006, respectively.

Interest expense for the three months ended September 30, 2007 was $6,565,000, which consisted of $4,402,000 related to deposits and $2,163,000 related to other borrowings.  Interest expense for the three months ended September 30, 2006 was $5,288,000 which consisted of $3,630,000 related to deposits and $1,658,000 related to other borrowings.  Interest expense on deposits for the three months ended September 30, 2007 and September 30, 2006 represented 67.05% and 68.65%, respectively, of total interest expense.  Average interest bearing deposits represented 72.05% and 76.00% of average interest bearing liabilities for the three months ended September 30, 2007 and September 30, 2006, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Average Balances, Income and Expenses, and Rates

	For the Nine Months Ended
	September 30, 2007			September 30, 2006
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$603,810	33,561	7.43%	$508,474	26,934	7.08%
Securities, taxable (3)	45,132	1,561	4.62%	43,044	1,332	4.14%
Securities, nontaxable (3)(4)	26,555	1,239	6.24%	27,494	1,279	6.22%
Nonmarketable equity securities	8,862	396	5.97%	6,103	258	5.65%
Fed funds sold and other	436	17	5.21%	284	12	5.65%
Total earning assets	684,795	36,774	7.18%	585,399	29,815	6.81%
Non-earning assets	64,024			61,269
Total assets	$748,819			$646,668

Liabilities:
Interest bearing liabilities:
Interest bearning transaction accounts	214,301	4,792	2.99%	176,892	3,406	2.57%
Savings accounts	38,911	768	2.64%	38,821	565	1.95%
Time deposits	186,663	6,781	4.86%	187,236	5,700	4.07%
Other short-term borrowings	44,076	1,699	5.15%	44,150	1,608	4.87%
Federal Home Loan Bank borrowings	121,847	4,223	4.63%	70,216	2,339	4.45%
Junior subordinated debentures	10,310	544	7.05%	4,079	211	6.92%
Total interest bearing liabilities	616,108	18,807	4.08%	521,394	13,829	3.55%
Non-interest bearing liabilities	71,238			68,482
Shareholders’ equity	61,473			56,792
Total liabilities and shareholders’ equity	$748,819			$646,668
Net interest spread			3.10%			3.26%
Net interest income/margin		$17,967	3.51%		$15,986	3.65%

(1)	Annualized for the nine month period.
(2)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(3)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(4)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

The tax-effected net interest spread and net interest margin were 3.10% and 3.51%, respectively, for the nine month period ended September 30, 2007, compared to 3.26% and 3.65% for the nine month period ended September 30, 2006.  During the nine months ended September 30, 2007, earning assets averaged $684,795,000, compared to $585,399,000 for the nine months ended September 30, 2006.  Interest earning assets exceeded interest earning liabilities by $68,687,000, and $64,005,000 for the nine month periods ended September 30, 2007 and September 30, 2006, respectively.  Our margin continues to be negatively impacted by the flat yield curve interest rate environment and our rapid asset generation which has caused us to rely, more than we have historically, on higher cost wholesale funds.  We expect downward pressure on our margin to continue as long as the two conditions described above persist.

For the nine months ended September 30, 2007, our tax-effected net interest income, the major component of our net income, was $17,967,000 compared to $15,986,000 for the same period of 2006, an increase of $1,981,000 or 12.39%.  The average rate realized on interest-earning assets increased to 7.18% from 6.81%, while the average rate paid on interest-bearing liabilities increased to 4.08% from 3.55% for the nine month periods ended September 30, 2007 and 2006, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations– continued

Our tax-effected interest income for the nine months ended September 30, 2007 was $36,774,000, which consisted of $33,561,000 on loans, $3,196,000 on investments, and $17,000 on fed funds sold and interest bearing deposits with correspondent banks.  The tax-effected income for the nine months ended September 30, 2006 was $29,815,000, which consisted of $26,934,000 on loans, $2,869,000 on investments, and $12,000 on fed funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the nine months ended September 30, 2007 and September 30, 2006, represented 91.26% and 90.34%, respectively, of total interest income.  Average loans represented 88.17% and 86.86% of average earning assets for the nine month periods ended September 30, 2007 and September 30, 2006, respectively.

Interest expense for the nine months ended September 30, 2007 was $18,807,000, which consisted of $12,341,000 related to deposits and $6,466,000 related to other borrowings.  Interest expense for the nine months ended September 30, 2006 was $13,829,000 which consisted of $9,671,000 related to deposits and $4,158,000 related to other borrowings.  Interest expense on deposits for the nine months ended September 30, 2007 and September 30, 2006 represented 65.62% and 69.93%, respectively, of total interest expense.  Average interest bearing deposits represented 71.40% and 77.28% of average interest bearing liabilities for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Analysis of Changes in Net Interest Income

The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the time periods indicated.

	Three Months Ended
	September 30, 2007 vs. 2006			September 30, 2006 vs. 2005
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$1,540	$250	$1,790	$1,710	$1,042	$2,752
Securities, taxable	58	92	150	(30)	47	17
Securities, nontaxable	15	(7)	8	(21)	1	(20)
Nonmarketable equity securities	32	5	37	10	37	47
Federal funds sold and other	(3)	-	(3)	(34)	11	(23)
Total interest income	1,642	340	1,982	1,635	1,138	2,773

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	324	187	511	104	524	628
Savings accounts	(5)	57	52	(3)	56	53
Time deposits	(42)	251	209	153	635	788
Total interest-bearing deposits	277	495	772	254	1,215	1,469
Other short-term borrowings	17	(11)	6	226	152	378
Federal Home Loan Bank advances	507	(12)	495	220	203	423
Junior subordinated debentures	-	4	4	32	-	32
Obligations under capital leases	-	-	-	(1)	(1)	(2)
Total interest expense	801	476	1,277	731	1,569	2,300
Net interest income	$841	$(136)	$705	$904	$(431)	$473

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations– continued

	Nine Months Ended
	September 30, 2007 vs. 2006			September 30, 2006 vs. 2005
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$5,247	$1,380	$6,627	$3,679	$3,148	$6,827
Securities, taxable	67	162	229	17	69	86
Securities, nontaxable	(44)	4	(40)	(86)	(2)	(88)
Nonmarketable equity securities	122	16	138	15	70	85
Federal funds sold and other	6	(1)	5	(64)	25	(39)
Total interest income	5,398	1,561	6,959	3,561	3,310	6,871

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	786	600	1,386	210	1,492	1,702
Savings accounts	1	202	203	(8)	113	105
Time deposits	(17)	1,098	1,081	298	1,572	1,870
Total interest-bearing deposits	770	1,900	2,670	500	3,177	3,677
Other short-term borrowings	(3)	94	91	579	585	1,164
Federal Home Loan Bank advances	1,785	99	1,884	422	578	1,000
Junior subordinated debentures	329	4	333	32	-	32
Obligations under capital leases	-	-	-	(5)	(5)	(10)
Total interest expense	2,881	2,097	4,978	1,528	4,335	5,863
Net interest income	$2,517	$(536)	$1,981	$2,033	$(1,025)	$1,008

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level.  For the nine months ended September 30, 2007, provision expense totaled $625,000, as compared to $800,000 for the same period in 2006.  For the three months ended September 30, 2007, provision expense totaled $300,000 as compared to $650,000 for the same period in 2006.  At September 30, 2007, criticized and classified loans totaled $18,351,000, an increase of $3,651,000 from $14,700,000 at September 30, 2006.  Our nonperforming and impaired loans totaled $1,723,000 at September 30, 2007 compared to $2,622,000 at September 30, 2006.  The allowance for loan losses was 1.04% of total loans at September 30, 2007, as compared to 1.12% at September 30, 2006.  The allowance for loan losses as a percentage of total loans has declined since September 30, 2006, as a result of placing more emphasis of focusing on historical portfolio performance thereby providing a more accurate forecast of potential future losses.  As a result, we believe the current level of the allowance is adequate.

Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.  We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.  Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at September 30, 2007 to meet presently known and inherent risks in the loan portfolio.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations– continued

Noninterest Income

Total noninterest income for the nine months ended September 30, 2007 was $5,011,000, an increase of $606,000, or 13.76% compared to $4,405,000 for the nine months ended September 30, 2006.  Total noninterest income for the quarter ended September 30, 2007 increased $168,000, or 10.58 % to $1,756,000, compared to $1,588,000 at September 30, 2006.

The largest component of noninterest income, service charges on deposit accounts, decreased $165,000, or 8.41% from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 and $63,000, or 9.35% from the three months ended September 30, 2006 to the three months September 30, 2007.  The decrease is mainly due to a reduction in NSF return charges.  Residential mortgage origination fees increased $393,000, or 74.71% from $526,000 to $919,000 for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006 and increased $152,000, or 80.42% from $189,000 to $341,000 for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. The primary reason for the increase in secondary mortgage fees is that we have expanded our mortgage loan product offerings and hired additional mortgage loan originators.

The income from fiduciary activities increased $295,000, or 34.83% from the nine month period ended September 30, 2006 to the nine month period ended September 30, 2007, and $94,000, or 31.13% from the three month period ended September 30, 2006 to the three month period ended September 30, 2007.  The increase is primarily a result of our continuing efforts to expand assets under management in our wealth management group.  Fees from brokerage services decreased $33,000, or 15.42% from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 and $30,000, or 28.30% for the three months ended September 30, 2006 to the three months ended September 30, 2007.    We realized a gain on the sales/calls of securities available for sale of $6,000 for the nine months ended September 30, 2006, compared to a loss of $470,000 during the same period of 2007.  During the third quarter of 2007, we sold $14.2 million in available-for-sale securities with an average tax equivalent yield of 3.89% and reinvested the proceeds in a similar amount of new investment securities with an average tax equivalent yield of 5.84%.  The restructuring resulted in a pre-tax loss of $417,000, and we expect that the fully tax equivalent net interest income will improve by $255,000 annualized.  We realized a gain on the sale of fixed assets of $15,000 during the nine months ended September 30, 2007 compared to $2,000 for the nine months ended September 30, 2006.  Other operating income increased $109,000, or 12.84% from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 and increased $15,000, or 4.73% from the three months ended September 30, 2006 to the three months ended September 30, 2007.

Noninterest Expense

Total noninterest expense for the first nine months of 2007 was $14,729,000, an increase of $1,178,000, or 8.69%, when compared to $13,551,000 for the first nine months of 2006.  For the quarter ended September 30, 2007, noninterest expense was $5,252,000, an increase of $541,000, or 11.48%, over the comparable period of 2006.

The primary component of noninterest expense is salaries and benefits, which increased $378,000, or 4.77%, from $7,931,000 for the nine months ended September 30, 2006 to $8,309,000 for the nine months ended September 30, 2007, and increased $51,000, or 1.86%, from $2,744,000 for the three months ending September 30, 2006 to $2,795,000 for the three months ended September 30, 2007.  Salaries and benefits expense has increased due to the addition of staff as a result of new branches, increased health insurance costs, and annual salary increases.  Net occupancy expense decreased $3,000 for the nine month period ending September 30, 2007, a decrease of 0.36% over the related period in 2006, and increased $1,000, or 0.35% for the three months ending September 30, 2007 compared to the same period in 2006.  The amortization of intangible assets decreased $16,000, or 4.34% to $353,000 from the nine month period ended September 30, 2006 to the nine month period ended  September 30, 2007, and decreased $5,000, or 4.07% from the three month period ended September 30, 2006 to the three months ended September 30, 2007.  Furniture and equipment expense increased $25,000, or 3.95% from the nine month period ended September 30, 2006 to the nine month period ended September 30, 2007, and increased $3,000, or 1.36% from the three month period ended September 30, 2006 to the three month period ended September 30, 2007.  We realized a net loss on sales of securities available for sale of $470,000 for the nine months ended September 30, 2007 compared to a gain of $6,000 for the nine months ended September 30, 2006.  During the third quarter of 2007, we sold $14.2 million in available-for-sale securities with an average tax equivalent yield of 3.89% and reinvested the proceeds in a similar amount of new investment securities with an average tax equivalent yield of 5.84%.  The restructuring resulted in a pre-tax loss of $417,000, and we expect that the fully tax equivalent net interest income will improve by $255,000 annualized.  Other operating expenses were $4,107,000 for the nine months ended September 30, 2007, as compared to $3,783,000 for the same period in 2006, an increase of $324,000, or 8.56%.  For the quarter ended September 30, 2007, other operating expenses were $1,414,000, an increase of $74,000, or 5.52%, over the comparable period of 2006.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Income Taxes

For the nine months ended September 30, 2007 and 2006, the effective income tax rate was 30.14% and 25.48%, respectively, and the income tax provision was $2,181,000 and $1,441,000, respectively.  For the quarter ended September 30, 2007, the effective tax rate was 29.91% compared to 26.97% for the third quarter of 2006.

Net Income

The combination of the above factors resulted in net income of $5,055,000 for the nine months ended September 30, 2007 compared to $4,215,000 for the comparable period in 2006, an increase of $840,000, or 19.93%.  For the quarter ended September 30, 2007, net income was $1,636,000, an increase of $442,000, or 37.02% when compared to the third quarter of 2006.

Assets and Liabilities

During the first nine months of 2007, total assets increased $68,613,000, or 9.62%, when compared to December 31, 2006.  We experienced an increase of $58,985,000, or 10.28% in the loan area during the first nine months of 2007.  Asset growth via loans will continue to be our focus for the foreseeable future.  We intend to continue to grow at or near our recent pace but will not sacrifice quality to achieve our growth targets.  Total investment securities increased 10.89%, or $8,054,000, when compared to December 31, 2006.  On the liability side, total deposits increased $45,486,000, or 9.34%, to $532,442,000 at September 30, 2007.  The increase in deposits was primarily due to the increase of $41,033,000 or 31.61% in money market accounts during the first nine months of 2007, of which $19,957,000 were brokered money market deposits.  Total federal funds purchased and repurchase agreements decreased $2,231,000, or 4.93% from $45,282,000 at December 31, 2006 to $43,051,000 at September 30, 2007.   Our advances from Federal Home Loan Bank increased $19,925,000, or 18.87%, from $105,625,000 at December 31, 2006 to $125,550,000 at September 30, 2007.  These advances were utilized to pay down our federal funds purchased position as well as provide for asset growth as described above.

Investment Securities

Investment securities increased $8,054,000 or 10.89% to $82,003,000 at September 30, 2007 from $73,949,000 at December 31, 2006.  Securities available for sale increased $7,126,000, or 10.88% during the first nine months of 2007 and nonmarketable equity securities increased $983,000, or 12.18% during the first nine months of 2007.  During the third quarter of 2007, we sold $14.2 million in available-for-sale securities with an average tax equivalent yield of 3.89% and reinvested the proceeds in a similar amount of new investment securities with an average tax equivalent yield of 5.84%.  The restructuring resulted in a pre-tax loss of $417,000, and we expect that the fully tax equivalent net interest income will improve by $255,000 annualized.  As of September 30, 2007, securities available for sale totaling $17,286,000 were in an unrealized loss position. Of these, approximately 65.13%, or twelve individual securities, consisted of securities in a continuous loss position for twelve months or more.  We have the ability and intent to hold these securities until such time as the value recovers or the securities mature.  We believe, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

Loans

Loans receivable increased $58,985,000, or 10.28%, since December 31, 2006.  Loan growth will continue to be our focus for the foreseeable future.  We intend to grow loans at or near our recent pace but will not sacrifice quality to achieve our growth targets.  The largest increase was in real estate construction, which increased $30,716,000, or 21.53%, to $173,410,000 at September 30, 2007. Mortgage and commercial real estate loans increased $20,991,000, or 6.53% to $342,431,000 at September 30, 2007 from $321,440,000 at December 31, 2006.  Consumer installment loans increased $9,604,000, or 43.47% to $31,696,000 at September 30, 2007.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Balances within the major loan receivable categories as of September 30, 2007 and December 31, 2006 are as follows:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Commercial and agricultural	$42,482	$44,910
Real estate – construction	173,410	142,694
Real estate – mortgage and commercial	342,431	321,440
Home equity	41,058	40,805
Consumer, installment	31,696	22,092
Consumer, credit card and checking	1,547	1,698
	$632,624	$573,639

Risk Elements in the Loan Portfolio

We incorporate by reference under this heading the disclosures under the heading “Provision and Allowance for Loan Losses” under this Item 2 of Part I.

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)	September 30,
	2007	2006
Loans:
Nonaccrual and impaired loans	$1,723	$2,622
Accruing loans more than 90 days past due	$723	$1,313

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:
Criticized	$12,526	$5,192
Classified	$5,825	$9,508

The decrease of $590,000 in accruing loans more than 90 days past due from September 30, 2006 to September 30, 2007 was primarily due to one relationship that paid out.The increase of $3,651,000, or 24.84%, in criticized and classified loans from September 30, 2006 to September 30, 2007 was primarily due to the addition of one relationship for $7 million which is secured by commercial real estate, less the removal of loans totaling approximately $4 million from criticized or classified status.

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	September 30,
	2007	2006
Balance, January 1,	$6,200	$6,324
Provision for loan losses for the period	625	800
Charge-offs	(289)	(1,083)
Recoveries	64	108

Balance, end of period	$6,600	$6,149

Gross loans outstanding, end of period	$632,624	$549,065

Allowance for loan losses to loans outstanding	1.04%	1.12%

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	September 30,
	2007	2006
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	1,723	2,622

Total impaired loans	$1,723	$2,622

Valuation allowance related to impaired loans	$109	$138

(Dollars in thousands)	September 30,
	2007	2006
Average investment in impaired loans	$2,152	$3,485

Interest income recognized on impaired loans	$20	$32

Interest income recognized on a cash basis on impaired loans	$20	$32

Total impaired loans decreased $899,000, or 34.29%, from September 30, 2006 to September 30, 2007.  The valuation allowance related to impaired loans decreased $29,000, or 21.01%, from September 30, 2006 to September 30, 2007.

Premises and Equipment

Our purchases of fixed assets during the first nine months of 2007 totaled $1,422,000.  Of this amount, $734,000 was during the third quarter of 2007.  Total fixed assets, net of depreciation, increased $719,000 during the first nine months of 2007.  The additions during the first nine months of 2007 were primarily due to a new full-service branch located in Greer, South Carolina which is expected to open in the fourth quarter of 2007.

Deposits

Total deposits increased $45,486,000, or 9.34%, to $532,442,000 at September 30, 2007 from $486,956,000 at December 31, 2006.  Expressed in percentages, noninterest-bearing deposits increased 4.99% from $63,733,000 at December 31, 2006 to $66,912,000 at September 30, 2007, and interest-bearing deposits increased 10.00% from $423,223,000 at December 31, 2006 to $465,530,000 at September 30, 2007.  The largest increase was in money market accounts, which increased $41,033,000, or 31.61% to $170,834,000 at September 30, 2007, from $129,801,000 at December 31, 2006.  This increase was primarily attributable to $19,957,000 in brokered money market accounts.

Balances within the major deposit categories as of September 30, 2007 and December 31, 2006 are as follows:

(Dollars in thousands)	September 30, 2007	December 31, 2006

Noninterest-bearing demand deposits	$66,912	$63,733
Interest-bearing demand deposits	68,988	64,743
Money market accounts	170,834	129,801
Savings deposits	37,481	38,791
Certificates of deposit	188,227	189,888
	$532,442	$486,956

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us increased $19,925,000 to $125,550,000 as of September 30, 2007 compared to $105,625,000 at December 31, 2006.  The increase in advances was utilized to pay down our federal funds purchased position as well as provide for growth of our loan portfolio.  Of the $125,550,000 in advances with Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
02/02/09	4.95% - principal reducing credit	$150
07/13/09	5.21% - fixed, callable 01/14/08	5,000
07/13/09	5.03% - fixed, callable 01/14/08	10,000
02/26/10	4.77% - fixed, callable 02/26/08	10,000
03/17/10	5.92% - fixed, callable 12/17/07	5,000
03/28/11	4.68% - fixed, callable 03/28/08	10,000
12/07/11	4.12% - fixed, callable 12/07/07	10,000
02/09/12	4.61% - fixed, callable 02/11/08	10,000
03/01/12	4.32% - fixed, callable 03/03/08	10,000
05/18/12	4.62% - fixed, callable 05/18/09	5,000
06/14/12	4.94% - fixed, callable 06/16/08	10,000
06/03/15	3.36% - fixed, callable 06/03/08	15,000
02/02/17	4.31% - fixed, callable 11/02/07	10,000
05/18/17	4.15% - fixed, callable 11/19/07	10,000
		$120,150

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

The following table summarizes capital ratios and the regulatory minimum requirements at September 30, 2007:

	Tier 1	Total	Tier 1
	Risk-based	Risk-based	Leverage
Actual ratio:
Community Capital Corporation	10.04%	11.09%	8.32%
CapitalBank	9.63%	10.69%	7.98%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

During the nine months ended September 30, 2007, shareholders’ equity was increased by the $427,000 proceeds from the exercise of stock options and net income of $5,055,000.  Due to changes in the market rates of interest, the fair value of our securities available-for-sale increased, which had the effect of increasing shareholders’ equity by $326,000 net of the deferred taxes for the nine months ended September 30, 2007 when compared to December 31, 2006.  Total equity was also reduced by cash dividends paid during the nine months ended September 30, 2007 which totaled $1,726,000, and was also reduced by $105,000 in cash paid to purchase 5,000 shares of our stock through our buyback program.

For the near term, maturities and sales of securities available-for-sale are expected to be a source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities.  We also expect to continue to build our deposit base. Advances from the Federal Home Loan Bank and our correspondent banks will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $69,479,000 in advances under the terms of our agreement with the Federal Home Loan Bank.  We have $10,000,000 available in a revolving line of credit with another bank.  Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $42,836,000 million of unused lines of credit to purchase federal funds.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At September 30, 2007, we had issued commitments to extend credit of $122,333,000 and standby letters of credit of $4,917,000 through various types of commercial lending arrangements.  Approximately $88,373,000 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2007.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments
to extend credit	$4,062	$3,241	$34,161	$41,464	$80,869	$122,333
Standby letters of
credit	200	64	4,563	4,827	90	4,917
Total	$4,262	$3,305	$38,724	$46,291	$80,959	$127,250

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles.  This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities.  The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income.  Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments,

COMMUNITY CAPITAL CORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - continued

but places particular emphasis on the next twelve months.  At September 30, 2007, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $155,318,000.  This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and NOW accounts, which totaled $428,049,000 at September 30, 2007.

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

Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting.  This information was important both for the

COMMUNITY CAPITAL CORPORATION

Item 4.  Controls and Procedures - continued

controls evaluation generally, and because item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors.  In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements.  Auditing literature defines “material weakness” as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions.  We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding our purchase of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

July 1, 2007 to July 31, 2007	-	-	-	100,000

August 1, 2007 to August 31, 2007	5,000	$21.00	5,000	95,000

September 1, 2007 to September 30, 2007	-	-	-	95,000

Total	-	-	-	95,000

On June 20, 2007, we announced a new stock repurchase plan of the purchase of up to 100,000 shares of common stock and cancelled all prior outstanding stock repurchase authorizations.  The shares may be repurchased in private or open-market purchases, including block transactions.  As of September 30, 2007, we have repurchased a cumulative total of 1,034,322 shares.

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

On July 18, 2007 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.15 per share of common stock, which dividend was paid on September 7, 2007 to holders of record as of the close of business on August 24, 2007.

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

COMMUNITY CAPITAL CORPORATION

By:	/s/ WILLIAM G. STEVENS
William G. Stevens President & Chief Executive Officer

Date: November 8, 2007	By:	/s/ R. WESLEY BREWER
R. Wesley Brewer Chief Financial Officer