Form 10-K
period 2007-12-31
COMMUNITY CAPITAL CORP /SC/
filed 2008-03-24
CIK 832847

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [   ]              Accelerated filer [  ]                Non-accelerated filer [X]               Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes  [X] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2007, based on the closing price of the common stock as reported by The NASDAQ Global Market on such date, was approximately $65.8 million.  The registrant has no outstanding non-voting common equity.

The number of outstanding common shares of the registrant as of February 22, 2008, was 4,459,581.

Documents Incorporated By Reference:  Portions of the registrant’s Proxy Statement relating to its 2008 Annual Meeting of Shareholders, to be field subsequently, are incorporated herein by reference in Part III.

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

As of March 4, 2004, we were the survivor of a merger between us and Abbeville Capital Corporation, a South Carolina corporation and the holding company for The Bank of Abbeville, a South Carolina corporation.  Immediately following the merger with Abbeville Capital Corporation, we merged The Bank of Abbeville into CapitalBank.

Market Areas

At December 31, 2007, CapitalBank had banking locations in Greenwood, Abbeville, Clemson, Calhoun Falls, Prosperity, Clinton, Belton, Greer, Greenville, Honea Path, Anderson, Newberry, and Saluda, South Carolina.

The following table sets forth certain information concerning CapitalBank at December 31, 2007:

	Number of Locations	Total Assets	Total Loans	Total Deposits
		(Dollars in thousands)
CapitalBank	18	$799,020	$646,777	$520,634

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

Lending Activities

General.  Through CapitalBank, we offer a range of lending services, including real estate, consumer, and commercial loans, to individuals and small business and other organizations that are located in or conduct a substantial portion of their business in CapitalBank’s market areas.  Our total loans at December 31, 2007, totaled $645.2 million, or 90.77% of total earning assets.  The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, availability of funds, and government regulations.  We have no foreign loans or loans for highly leveraged transactions.

Our primary focus has been on commercial and installment lending to individuals and small to medium-sized businesses in its market areas, as well as residential mortgage loans.  These three loan types totaled approximately $323.8 million, and constituted approximately 50.19% of our loan portfolio, at December 31, 2007.

The following table sets forth the composition of our loan portfolio for each of the five years in the period ended December 31, 2007.

Loan Composition

(Dollars in thousands)

	December 31,
	2007	2006	2005	2004	2003
Commercial, financial and agricultural	6.89%	7.83%	8.20%	10.62%	9.57%
Real estate:
Construction	25.92	24.88	22.90	11.33	4.98
Mortgage:
Residential	39.13	39.08	37.50	41.94	51.96
Commercial (1)	24.00	24.07	26.53	30.29	27.22
Consumer and other	4.06	4.14	4.87	5.82	6.27
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Total loans (dollars)	$645,154	$573,639	$465,892	$425,628	$326,178

(1)  The majority of these loans are made to operating businesses where real property has been taken as additional collateral.

Loan Approval.  Certain credit risks are inherent in the loan making process.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility.  We attempt to minimize loan losses through various means and use standardized underwriting criteria.  During 2007, these means included the use of policies and procedures that impose officer and customer lending limits and require loans in excess of certain limits to be approved by the Board of Directors of CapitalBank.

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

Employees

Including the employees of CapitalBank, we currently have in the aggregate 195 full-time employees and 24 part-time employees.

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

As of December 31, 2007, CapitalBank and we exceeded our respective fully phased-in minimum requirements.

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

In periods of declining interest rates, demand for mortgage loans typically increases, particularly for mortgage loans related to refinancing of existing loans.  The refinancing of existing loans currently comprises approximately 23.47% of our loan volume.  In periods of rising interest rates, such as have occurred recently, demand for mortgage loans typically declines.  Our income from our mortgage banking division would significantly decrease following a decline in demand for mortgage loans in South Carolina, which is the area in which we originate our mortgage loans.

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

ITEM 2.  PROPERTIES.

We operate out of an approximately 3,000 square foot building located on approximately one acre of land leased from a third party in Greenwood, South Carolina.  At December 31, 2007, CapitalBank operated seventeen full service branches and one drive through facility in South Carolina, three of which are located in Greenwood, two of which are located in Abbeville, Anderson and Greer, and one of which is located in each of Newberry, Belton, Greenville, Clemson, Saluda, Prosperity, Honea Path, Clinton and Calhoun Falls.  Of CapitalBank’s branches, fifteen are located on land owned by CapitalBank, two are located on land owned by us and leased to CapitalBank, and one is located on land CapitalBank leases from a third party.  We believe that all of our properties are well maintained and are suitable for their respective present needs and operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded publicly on the NASDAQ Global Market under the symbol “CPBK” since January 27, 2006.  Prior to that time, our common stock was listed for trading on the American Stock Exchange under the symbol “CYL”.  The following table reflects the high and low sales price per share for our common stock reported on the NASDAQ Global Market for the periods indicated.  All prices have been adjusted to reflect the 15% stock dividend in 2007 distributed on November 16, 2007 to shareholders of record as of the close of business on November 2, 2007.

Year	Quarter	High	Low

2007	Fourth	$18.90	$14.36
	Third	18.60	16.61
	Second	18.34	16.16
	First	18.69	18.33

2006	Fourth	$18.70	$17.77
	Third	19.47	17.56
	Second	21.30	18.33
	First	20.86	18.50

The closing price of our common shares as reported by the NASDAQ Global Market on February 22, 2008 was $16.00 per share.  As of February 22, 2008, there were 4,459,581 shares of our common stock outstanding held by approximately 1,441 shareholders of record.  We did not sell any of our equity securities during fiscal year 2007 that were not registered under the Securities Act of 1933, as amended.

Until September 17, 2001, we had not declared or distributed any cash dividends to our shareholders since our organization in 1988.  From and since that time, we have paid cash dividends to our shareholders on a quarterly basis.  The following table reflects the declaration date, the payment date, and the payment amount of cash dividends per share for the two most recent fiscal years.

Year	Declaration Date	Payment Date	Payment Amount

2007	January 18	March 2	$0.13
	April 18	June 1	$0.13
	July 18	September 7	$0.13
	October 17	December 7	$0.15

2006	January 19	March 3	$0.13
	April 19	June 2	$0.13
	July 19	September 1	$0.13
	October 18	December 1	$0.13

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

Equity Compensation Plan Information

The following table sets forth, as of the end of December 31, 2007, certain information relating to our compensation plans (including individual compensation arrangements) under which grants of options, restricted stock, or other rights to acquire our common stock may be granted from time to time.  Share and per share amounts have been updated to reflect the 15% stock dividend in 2007.

Plan Category (1)	Number of shares of our common stock to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of shares of our common stock remaining available for future issuance under equity compensation plans (excluding shares of our common stock reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	91,339	$15.62	171,753
Equity compensation plans not approved by security holders	-0-	$0	-0-
Total	91,339	$15.62	171,753

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

PERFORMANCE GRAPH

This Section is not soliciting material, is not deemed filed with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference in any filing of the company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares cumulative total shareholder return of our common stock with the NASDAQ composite and the SNL Bank and Thrift Index for the five-year period extending through December 31, 2007. Total shareholder return represents stock price changes and assumes the reinvestment of dividends.  The graph assumes the investment of $100 on December 31, 2002.

	Period Ending
	12//31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Community Capital Corporation	100.00	142.09	177.13	167.88	160.73	138.70
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank and Thrift Index	100.00	135.57	151.82	154.20	180.17	137.40

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data

The following selected consolidated financial data for the five years ended December 31, 2007 are derived from our consolidated financial statements and other data.  The selected consolidated financial data should be read in conjunction with our consolidated financial statements, including the accompanying notes, included elsewhere herein.

Year Ended December 31,	2007	2006	2005	2004	2003
(Dollars in thousands, except per share)
Income Statement Data:
Interest income	$49,132	$40,679	$30,878	$25,408	$21,031
Interest expense	25,229	19,625	10,958	6,562	6,455
Net interest income	23,903	21,054	19,920	18,846	14,576
Provision for loan losses	1,025	1,140	825	1,200	479
Net interest income after provision for loan losses	22,878	19,914	19,095	17,646	14,097
Net securities gains (losses)	(469)	(61)	1,026	5	1,716
Noninterest income	6,875	6,028	6,301	5,602	5,385
Noninterest expense	19,257	18,104	16,849	15,854	14,533
Income before income taxes	10,027	7,777	9,573	7,399	6,665
Income tax expense	3,139	2,018	2,479	1,599	1,663
Net income	$6,888	$5,759	$7,094	$5,800	$5,002
Balance Sheet Data:
Assets	$800,598	$713,244	$598,790	$549,086	$412,759
Earning assets	727,367	648,450	542,199	504,151	372,620
Securities (1)	81,315	73,949	75,887	77,596	45,898
Loans (2)	645,785	574,193	466,281	426,884	326,452
Allowance for loan losses	6,759	6,200	6,324	5,808	4,584
Deposits	520,072	486,956	433,646	380,357	314,273
Federal Home Loan Bank advances	135,525	105,625	57,225	66,325	30,425
Shareholders’ equity	64,847	58,926	54,505	55,103	45,533
Per Share Data: (3)
Basic earnings per share	$1.58	$1.34	$1.63	$1.32	$1.24
Diluted earnings per share	1.56	1.31	1.58	1.28	1.18
Book value (period end) (4)	14.72	13.52	12.72	12.51	11.40
Tangible book value (period end) (4)	12.46	11.13	10.17	9.99	10.49
Cash dividends per share	0.60	0.52	0.50	0.44	0.28
Performance Ratios:
Return on average assets	0.91%	0.87%	1.24%	1.13%	1.35%
Return on average equity	11.09	10.05	12.74	10.90	11.32
Net interest margin (5)	3.52	3.59	3.95	4.18	4.17
Efficiency (6)	61.54	65.61	63.17	63.38	64.28
Allowance for loan losses to loans	1.05	1.08	1.36	1.36	1.40
Net charge-offs to average loans	0.08	0.24	0.07	0.10	0.05
Nonperforming assets to period end loans (2)(7)	0.40	0.32	0.48	0.52	0.59
Capital and Liquidity Ratios:
Average equity to average assets	8.20	8.66	9.77	10.38	11.17
Leverage (4.00% required minimum)	8.33	8.46	7.68	8.05	10.38
Tier 1 risk-based capital ratio	10.05	10.03	9.24	10.43	13.42
Total risk-based capital ratio	11.10	11.09	10.49	11.68	14.68
Average loans to average deposits	120.46	110.96	101.75	104.69	104.95

(1)	Securities held-to-maturity are stated at amortized cost, securities available-for-sale are stated at fair value, and nonmarketable equity securities are stated at cost.
(2)	Loans are stated before the allowance for loan losses and include loans held for sale.
(3)	All share and per-share data have been adjusted to reflect the 15% common stock dividend in November 2007.
(4)	Excludes the effect of any outstanding stock options.
(5)	Tax equivalent net interest income divided by average earning assets.
(6)
Noninterest expense divided by the sum of tax equivalent net interest income and noninterest income, excluding gains and losses on sales of assets and the write-down of intangible assets related to the sale of those assets.

(7)	Nonperforming loans and nonperforming assets do not include loans past due 90 days or more that are still accruing interest.

(Dollars in thousands)	2007 Quarter ended				2006 Quarter ended
except per share	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net interest income	$6,324	$6,130	$5,901	$5,548	$5,452	$5,408	$5,163	$5,031
Provision for loan losses	400	300	125	200	340	650	150	-
Noninterest income	1,865	1,756	1,646	1,608	1,629	1,588	1,457	1,360
Noninterest expense	4,997	5,252	4,825	4,652	4,620	4,711	4,432	4,408
Net income	1,834	1,636	1,788	1,630	1,544	1,194	1,548	1,473
Basic earnings per share	0.42	0.37	0.41	0.37	0.36	0.28	0.36	0.35
Diluted earnings per share	0.41	0.36	0.40	0.37	0.35	0.27	0.36	0.34

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

General

We serve as a bank holding company for CapitalBank.  We formed CapitalBank on January 1, 2001 during a restructuring that consolidated our operations into a single subsidiary.  CapitalBank operates eighteen branches throughout South Carolina.  CapitalBank offers a full range of banking services, including a wealth management group featuring a wide array of financial services, with personalized attention, local decision making, and strong emphasis on the needs of individuals and small to medium-sized businesses.

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

On June 15, 2006, the Company formed Community Capital Corporation Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities, which enable the Company to obtain Tier 1 capital on a consolidated basis for regulatory purposes.  On June 15, 2006, the Company closed a private offering of $10,000,000 of floating rate preferred securities offered and sold by the Trust.  The proceeds from such issuance together with the proceeds from a related issuance of common securities of the Trust purchased by the Company in the amount of $310,000, were invested by the Trust in floating rate Junior Subordinated Notes issued by the Company (the “Notes”) totaling $10.3 million.  The Notes are due and payable on June 15, 2036 and may be redeemed by the Company after five years, and sooner in certain specific events, including in the event that certain circumstances render the Notes ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required.  The Notes presently qualify as Tier 1 capital for regulatory reporting.  The sole assets of the Trust are the Notes.  The company owns 100% of the common securities of the Trust.  The Notes are unsecured and rank junior to all senior debt of the Company.  For the year ended December 31, 2007, the floating rate preferred securities and the Notes has an annual interest rate of 7.04%.  This interest rate is fixed until June 14, 2011, when the interest rate will adjust quarterly.  After June 14, 2011, the interest rate will equal three-month LIBOR plus 1.55%.

Results of Operations

Year ended December 31, 2007, compared with year ended December 31, 2006

Net interest income increased $2,849,000, or 13.53%, to $23.9 million in 2007 from $21.1 million in 2006.  Average earning assets increased $93.5 million, or 15.59%, and average interest bearing liabilities increased $88.4 million, or 16.51%.

Our tax equivalent net interest spread and tax equivalent net interest margin were 3.11% and 3.52%, respectively, in 2007 compared to 3.20% and 3.59% in 2006.  Yields on earning assets increased from 6.86% in 2006 to 7.16% in 2007, and yields on interest-bearing liabilities increased from 3.67% in 2006 to 4.05% in 2007.

The provision for loan losses was $1.0 million in 2007 compared to $1.1 million in 2006.  Our allowance for loan losses was 1.05% of total loans outstanding at December 31, 2007.  Our nonperforming loans totaled $2.4 million at December 31, 2007 compared to $1.7 million at December 31, 2006.  Criticized and classified loans have increased from $12.6 million at December 31, 2006 to $25.7 million at December 31, 2007.  Total loans increased $71.5 million during 2007.

We have included a more detailed discussion, including tabular presentations, of noninterest income and noninterest expense in the years ended December 31, 2007 and 2006 under the heading “Noninterest Income and Expense” located in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Net income increased $1,129,000, or 19.60%, to $6.9 million in 2007 from $5.8 million in 2006.  Basic earnings per share was $1.58 in 2007, compared to $1.34 in 2006.  Diluted earnings per share was $1.56 in 2007, compared to $1.31 in 2006.  Return on average assets during 2007 was 0.91% compared to 0.87% during 2006, and return on average equity was 11.09% during 2007 compared to 10.05% during 2006.

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

Net income decreased $1,335,000, or 18.82%, to $5.8 million in 2006 from $7.1 million in 2005.  Basic earnings per share was $1.34 in 2006, compared to $1.63 in 2005.  Diluted earnings per share was $1.31 in 2006, compared to $1.58 in 2005.  Return on average assets during 2006 was 0.87% compared to 1.24% during 2005, and return on average equity was 10.05% during 2006 compared to 12.74% during 2005.

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

We have included a number of tables to assist in our description of various measures of our financial performance.  For example, the “Average Balances” table shows the average balance of each category of our assets liabilities as well as the yield we earned or the rate we paid with respect to each category during 2007, 2006 and 2005.  A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table helps demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

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

Average Balances, Income and Expenses, and Rates

Year ended December 31,	2007			2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Earning Assets:
Loans(1)(3)	$612,366	$45,296	7.40%	$522,521	$37,309	7.14%	$439,266	$27,587	6.28%
Securities, taxable(2)	44,444	2,119	4.77	43,211	1,796	4.16	42,853	1,768	4.13
Securities, nontaxable(2)(3)	27,285	1,671	6.12	27,440	1,701	6.20	29,046	1,825	6.28
Nonmarketable equity
securities	8,946	534	5.97	6,478	373	5.76	5,762	239	4.15
Federal funds sold
and other	402	21	5.22	250	14	5.60	2,793	95	3.40
Total earning assets	693,443	49,641	7.16	599,900	41,193	6.86	519,720	31,514	6.06
Cash and due from banks	21,347			21,592			14,642
Premises and equipment	15,857			14,516			13,092
Other assets	33,224			31,593			29,624
Allowance for loan losses	(6,372)			(6,073)			(5,921)
Total assets	$757,499			$661,528			$571,157
Liabilities:
Interest-Bearing Liabilities:
Interest-bearing transaction
accounts	$219,044	$6,404	2.92%	$181,060	$4,779	2.64%	$161,492	$2,500	1.55%
Savings deposits	38,369	1,029	2.68	38,868	802	2.06	39,484	621	1.57
Time deposits	186,437	9,058	4.86	187,891	7,910	4.21	174,675	5,262	3.01
Other short-term borrowings	45,839	2,301	5.02	45,282	2,260	4.99	23,842	679	2.85
Federal Home Loan Bank
advances	123,562	5,709	4.62	76,435	3,479	4.55	55,956	1,892	3.38
Junior subordinate debt	10,310	728	7.06	5,649	395	6.99	-	-	NA
Obligations under capital
leases	-	-		-	-		83	10	12.05
Total interest-bearing
liabilities	623,561	25,229	4.05	535,185	19,625	3.67	455,532	10,964	2.41
Demand deposits	64,489			63,071			56,061
Accrued interest and other
liabilities	7,337			5,975			3,768
Shareholders’ equity	62,112			57,297			55,796
Total liabilities and
shareholders’ equity	$757,499			$661,528			$571,157
Net interest spread			3.11%			3.20%			3.65%
Net interest income	$24,412			$21,568			$20,550
Net interest margin			3.52%			3.59%			3.95%

(1)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(2)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(3)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

Net Interest Income - continued

Our tax-effected net interest spread and net interest margin were 3.11% and 3.52%, respectively, for the year ended December 31, 2007, compared to 3.20% and 3.59%, respectively, for the year ended December 31, 2006.  For the year ended December 31, 2007, earning assets averaged $693.4 million compared to $599.9 million for the year ended December 31, 2006.  Interest earning assets exceeded interest bearing liabilities by $69.9 million and $64.7 million for the years ended December 31, 2007, and 2006, respectively.  Our margin continues to be negatively impacted by the flat yield curve interest rate environment and our rapid asset generation which has caused us to rely, more than we have historically, on higher cost wholesale funds.  We expect downward pressure on our margin to continue as long as the two conditions described above persist.

For the year ended December 31, 2007, our tax-effected net interest income, the major component of our net income, was $24.4 million compared to $21.6 million for the year ended December 31, 2006.  The average rate realized on interest-earning assets increased to 7.16% at December 31, 2007, from 6.86% at December 31, 2006, while the average rate paid on interest-bearing liabilities increased to 4.05% at December 31, 2007, from 3.67% at December 31, 2006.

Our tax-effected interest income for the year ended December 31, 2007 was $49.6 million, which consisted of $45.3 million on loans, $4.3 million on investments, and $21,000 on interest bearing deposits with correspondent banks. Our tax-effected interest income for the year ended December 31, 2006 was $41.2 million, which consisted of $37.3 million on loans, $3.9 million on investments, and $14,000 on interest bearing deposits with correspondent banks. Interest on loans for the years ended December 31, 2007 and 2006, represented 91.25% and 90.57%, respectively, of total interest income, while interest on investments and interest bearing deposits with correspondent banks for the years ended December 31, 2007 and 2006 represented 8.75% and 9.43%, respectively, of total interest income.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 88.31% and 87.10% of average earning assets for the years ended December 31, 2007 and December 31, 2006, respectively.

Interest expense for the year ended December 31, 2007 was $25.2 million, which consisted of $16.5 million related to deposits and $8.7 million related to other borrowings.  Interest expense for the year ended December 31, 2006 was $19.6 million, which consisted of $13.5 million related to deposits and $6.1 million related to other borrowings.  Interest expense on deposits for the years ended December 31, 2007 and December 31, 2006 represented 65.48% and 68.88%, respectively, of total interest expense, while interest expense on borrowings for the years ended December 31, 2007 and December 31, 2006, represented 34.52% and 31.12%, respectively.  Average interest bearing deposits represented 71.18% and 76.20% of average interest bearing liabilities for the years ended December 31, 2007 and December 31, 2006, respectively.

Analysis of Changes in Net Interest Income.  The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 2007 to 2006 and 2006 to 2005.

Net Interest Income - continued

Analysis of Changes in Net Interest Income

	2007 Compared With 2006			2006 Compared With 2005
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$6,606	$1,381	$7,987	$5,645	$4,077	$9,722
Securities, taxable	52	271	323	15	13	28
Securities, nontaxable	(9)	(2)	(11)	(100)	(24)	(124)
Nonmarketable equity securities	147	14	161	33	101	134
Federal funds sold and other	8	(1)	7	(119)	38	(81)
Total interest income	6,804	1,663	8,467	5,474	4,205	9,679
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	1,074	551	1,625	334	1,949	2,283
Savings accounts	(10)	237	227	(10)	191	181
Time deposits	(61)	1,209	1,148	423	2,225	2,648
Total interest-bearing deposits	1,003	1,997	3,000	747	4,365	5,112
Other short-term borrowings	28	13	41	861	720	1,581
Federal Home Loan Bank advances	2,176	54	2,230	815	772	1,587
Junior subordinate debt	333	-	333	395	-	395
Obligations under capital leases	-	-	-	(5)	(5)	(10)
Total interest expense	3,540	2,064	5,604	2,813	5,852	8,665
Net interest income	$3,264	$(401)	$2,863	$2,661	$(1,647)	$1,014

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

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

Net Interest Income - continued

The following table sets forth our interest rate sensitivity at December 31, 2007.

Interest Sensitivity Analysis

						Greater
			After One	After Three		Than One
	Within		Through	Through	Within	Year or
December 31, 2007	One		Three	Twelve	One	Non-
(Dollars in thousands)	Month		Months	Months	Year	Sensitive	Total
Assets
Earning assets:
Loans(1)	$222,950		$21,157	$70,613	$314,720	$328,641	$643,361
Securities	-		1,527	106	1,633	79,682	81,315
Federal funds sold and other	267		-	-	267	-	267

Total earning assets	223,217		22,684	70,719	316,620	408,323	724,943
Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	243,544		-	-	243,544	-	243,544
Savings deposits	36,117		-	-	36,117	-	36,117
Time deposits	36,136		43,862	94,173	174,171	4,065	178,236
Total interest-bearing deposits	315,797		43,862	94,173	453,832	4,065	457,897
Other short-term borrowings	62,266		-	-	62,266	-	62,266
Federal Home Loan Bank advances	-		5,400	10,000	15,400	120,125	135,525
Junior subordinated debentures	-		-	-	-	10,310	10,310
Total interest-bearing liabilities	378,063		49,262	104,173	531,498	134,500	665,998
Period gap	$(154,846)		$(26,578)	$(33,454)	$(214,878)	$273,823
Cumulative gap	$(154,846)		$(181,424)	$(214,878)	$(214,878)	$58,945
Ratio of cumulative gap to total
earning assets	(21.36	) %	(25.03)%	(29.64)%	(29.64)%	8.13%

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

Included in the statement of income for the years ended December 31, 2007, and 2006, is an expense related to the provision for loan losses of $1.0 and $1.1 million, respectively.  We also reported net charge offs of $466,000 and $1.3 million for the years ended December 31, 2007 and 2006, respectively.  The net charge offs during 2007 represented 0.08% of the average outstanding loan portfolio for the year ended December 31, 2007, compared to 0.24% for the year ended December 31, 2006.  Of the $549 million in total charge offs during 2007, approximately $393 million were secured by real estate.  The allowance for loan losses as a percentage of gross loans was 1.05% at December 31, 2007 and 1.08% at December 31, 2006, while the percentage of nonperforming assets to gross loans was 0.40% and 0.32% at December 31, 2007 and 2006, respectively.  As economic conditions began to decline during the third and fourth quarter of 2007 and markets experienced declining real estate demand and real estate values, we simultaneously took certain measures to enhance our internal review and monitoring processes and procedures.  In doing so, we feel like we are in the position to identify potential credit risks early and implement timely action plans to minimize portfolio risks and potential loan losses.  As a result, we believe the current level of the allowance is adequate.

Provision and Allowance for Loan Losses - continued

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge offs and recoveries for each of the last five years.

Allowance for Loan Losses

Year Ended December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Total loans outstanding at end of year	$645,154	$573,639	$465,892	$425,628	$326,178
Average loans outstanding	$612,366	$522,521	$439,266	$391,056	$310,517
Balance of allowance for loan losses
at beginning of period	$6,200	$6,324	$5,808	$4,584	$4,282
Allowance for loan losses from acquisitions	-	-	-	432	-
Loan losses:
Commercial and industrial	65	500	54	153	71
Real estate - mortgage	344	811	185	172	231
Consumer	140	120	155	252	163
Total loan losses	549	1,431	394	577	465
Recoveries of previous loan losses:
Commercial and industrial	21	42	41	72	196
Real estate - mortgage	18	71	3	31	43
Consumer	44	54	41	66	49
Total recoveries	83	167	85	169	288
Net loan losses	466	1,264	309	408	177
Provision for loan losses	1,025	1,140	825	1,200	479
Balance of allowance for loan losses
at end of period	$6,759	$6,200	$6,324	$5,808	$4,584
Allowance for loan losses to period end loans	1.05%	1.08%	1.36%	1.36%	1.40%
Net charge offs to average loans	0.08%	0.24%	0.07%	0.10%	0.05%

Nonperforming Assets.  The following table sets forth our nonperforming assets for the dates indicated.

Nonperforming Assets

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Nonaccrual and impaired loans	$2,424	$1,716	$2,128	$2,104	$1,816
Other real estate owned	173	107	93	98	101
Total nonperforming assets	$2,597	$1,823	$2,221	$2,202	$1,917
Loans 90 days or more past due and
still accruing interest	$115	$489	$223	$230	$158
Nonperforming assets to period end loans	0.40%	0.32%	0.48%	0.52%	0.59%

Provision and Allowance for Loan Losses - continued

Accrual of interest is discontinued on a loan when we believe, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due.  When a loan is placed in nonaccrual status, all interest that has been accrued on the loan but remains unpaid is reversed and deducted from current earnings as a reduction of reported interest income.  No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.  When a problem loan is finally resolved, we may ultimately write-down or charge off the principal balance of the loan that would necessitate additional charges to earnings.  For all periods presented, the additional interest income, which would have been recognized into earnings if our nonaccrual loans had been current in accordance with their original terms, is immaterial.

Total nonperforming assets totaled $2.6 million at December 31, 2007 and $1.8 million at December 31, 2006. This amount consists primarily of nonaccrual and impaired loans that totaled $2.4 million and $1.7 million at December 31, 2007 and December 31, 2006, respectively.  Nonperforming assets were 0.40% of total loans at December 31, 2007.  The allowance for loan losses to period end nonperforming assets was 260.26% at December 31, 2007.  We aggressively manage our non-performing loans by applying a conservative risk rating, appropriately writing down potential losses and consistently managing and reviewing these loans.

Potential Problem Loans.  At December 31, 2007, through our internal review mechanisms, we had identified $18.0 million of criticized loans and $7.7 million of classified loans.  The results of this internal review process are the primary determining factor in our assessment of the adequacy of the allowance for loan losses.

Our criticized loans increased from $6.0 million at December 31, 2006 to $18.0 million at December 31, 2007.  Total classified loans increased from $6.6 million at December 31, 2006 to $7.7 million at December 31, 2007.  The $10.3 million increase in criticized and classified loans from December 31, 2006 to December 31, 2007 were primarily due to five loans, all of which are secured by real estate.  During 2007, we enhanced our internal review and monitoring processes and procedures to assist in identifying potential credit risks and implementation of action plans early on to minimize total portfolio risk and potential loan losses.

Noninterest Income and Expense

Noninterest Income.  Noninterest income increased $847,000, or 14.05%, to $6.9 million in 2007 from $6.0 million in 2006. Service charges on deposit accounts decreased $202,000, or 7.69% to $2.4 million in 2007, from $2.6 million in 2006.  The decrease is mainly due to a reduction in customer non-sufficient funds (“NSF”) transactions.  Residential mortgage origination fees increased $444,000 or 58.42% to $1.2 million in 2007 from $760,000 in 2006.  Income from fiduciary activities increased $413,000, or 35.09% to $1.6 million in 2007 from $1.2 million in 2006.  This increase was a result of our continuing successful efforts to expand assets under management in our wealth management group.  Commissions on the sale of mutual funds increased $16,000, or 6.53% to $261,000 in 2007 compared to $245,000 in 2006.  Gains on the sales of premises and equipment were $15,000 in 2007, compared to $2,000 in 2006.  Other operating income increased $163,000 or 13.39% to $1.4 million in 2007 from $1.2 million in 2006.

Noninterest Income and Expense - continued

The following table sets forth, for the periods indicated, the principal components of noninterest income:

Noninterest Income

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Service charges on deposit accounts	$2,425	$2,627	$3,035
Residential mortgage origination fees	1,204	760	828
Gains on sales of nonmarketable equity securities	-	-	1,092
Commissions from sales of mutual funds	261	245	178
Income from fiduciary activities	1,590	1,177	901
Gain on sale of premises and equipment	15	2	101
Income from Bank Owned Life Insurance	744	661	641
Other income	636	556	617
Total noninterest income	$6,875	$6,028	$7,393

Noninterest Expense.  Noninterest expense increased $1.6 million, or 8.59%, to $19.7 million in 2007 from $18.2 million in 2006.  The primary component of noninterest expense was salaries and employee benefits, which increased $400,000, or 3.74%, to $11.1 million in 2007 from $10.7 million in 2006.  The increase is mainly due to the addition of staff as a result of the opening of a new branch in April, 2006, increased health insurance costs, and annual salary increases.  Net occupancy expense was $1.2 million in 2007 compared to $1.1 million in 2006, and furniture and equipment expense was $888,000 in 2007 compared to $838,000 in 2006.  During 2007, we realized a loss on the sale of securities available for sale in the amount of $469,000, compared to a loss of $61,000 in 2006.  During the third quarter of 2007, we sold $14.2 million in available-for-sale securities with an average tax equivalent yield of 3.89% and reinvested the proceeds in a similar amount of new investment securities with an average tax equivalent yield of 5.84%.  The restructuring resulted in a pre-tax loss of $417,000, and we expect that the fully tax equivalent net interest income will improve by $255,000 annualized.  Total amortization of intangible assets decreased $22,000, or 4.47%, to $492,000 in 2007 compared to $492,000 in 2006.  Our efficiency ratio was 61.54% in 2007 compared to 65.61% in 2006.

The following table sets forth, for the periods indicated, the primary components of noninterest expense:

Noninterest Expense

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Salaries and employee benefits	$11,087	$10,687	$9,723
Net occupancy expense	1,162	1,113	977
Furniture and equipment expense	888	838	945
Amortization of intangible assets	470	492	515
Director and committee fees	299	274	252
Data processing and supplies	1,340	1,091	670
Mortgage loan department expenses	212	129	119
Banking assessments	58	57	56
Professional fees and services	501	351	410
Postage and freight	210	212	432
Supplies	309	289	311
Telephone expenses	370	351	294
Loss on securities available for sale	469	61	66
Other	2,351	2,220	2,145
Total noninterest expense	$19,726	$18,165	$16,915
Efficiency ratio	61.54%	65.61%	63.17%

Noninterest Income and Expense - continued

Income Taxes.  Our income tax expense was $3.1 million for 2007 and $2.0 million for 2006.  Our effective tax rate was 31.31% and 25.95% in 2007 and 2006, respectively.

Earning Assets
1.
Loans.  Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets.  Associated with the higher yields are the inherent credit and liquidity risks that we attempt to control and counterbalance.  Loans averaged $612.4 million in 2007 compared to $522.5 million in 2006, an increase of $89.9 million, or 17.21%.  At December 31, 2007, total loans were $645.2 million compared to $573.6 million at December 31, 2006.  The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights our general emphasis on mortgage lending.

Composition of Loan Portfolio

December 31,	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
(Dollars in		of		of		of		of		of
thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial
and industrial	$44,467	6.89%	$44,910	7.83%	$38,180	8.20%	$45,222	10.62%	$31,214	9.57%
Real estate
Construction	167,180	25.92	142,694	24.88	106,704	22.90	48,223	11.33	16,187	4.98
Mortgage -
residential	252,461	39.13	224,175	39.08	174,698	37.50	178,495	41.94	169,492	51.95
Mortgage-
nonresidential	154,834	24.00	138,071	24.07	123,603	26.53	128,937	30.29	88,797	27.22
Consumer and
other	26,212	4.06	23,789	4.14	22,707	4.87	24,751	5.82	20,488	6.28
Total loans	645,154	100.00%	573,639	100.00%	465,892	100.00%	425,628	100.00%	326,178	100.00%
Allowance for
loan losses	(6,759)		(6,200)		(6,324)		(5,808)		(4,584)
Net loans	$638,395		$567,439		$459,568		$419,820		$321,594

The principal component of our loan portfolio is real estate mortgage loans.  At December 31, 2007, this category totaled $407.3 million and represented 63.13% of the total loan portfolio, compared to $362.2 million, or 63.15%, at December 31, 2006.

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

Earning Assets - continued

Real estate construction loans increased $24.5 million, or 17.16%, to $167.2 million at December 31, 2007, from $142.7 million at December 31, 2006.  Residential mortgage loans, which is the largest category of our loans, increased $28.3 million, or 12.62%, to $252.5 million at December 31, 2007, from $224.2 million at December 31, 2006.  Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.  Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, increased $16.8 million or 12.14%, to $154.8 million at December 31, 2007 from $138.1 million at December 31, 2006. The overall increase in real estate lending was attributable to the continued demand for residential and commercial real estate loans in our markets.  CapitalBank has been able to compete favorably for residential mortgage loans with other financial institutions by offering fixed rate products having three and five year call provisions.

Commercial and industrial loans decreased $443,000, or 0.99%, to $44.5 million at December 31, 2007, from $44.9 million at December 31, 2006.

Consumer and other loans increased $2.4 million, or 10.19%, to $26.2 million at December 31, 2007, from $23.8 million at December 31, 2006.

Our loan portfolio reflects the diversity of our markets.  Our seventeen full service branches and one stand-alone drive through are located from the northern Midlands of South Carolina through the Upstate.  Primary market areas include Abbeville, Anderson, Belton, Clemson, Clinton, Greenville, Greenwood, Newberry and Saluda.  The economies of these markets are varied and represent different industries including medium and light manufacturing, higher education, regional health care, and distribution facilities.  These areas are expected to remain stable with continual growth.  The diversity of the economy creates opportunities for all types of lending.  We do not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of our liquidity.  The following table sets forth our loans maturing within specified intervals at December 31, 2007.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

		Over
		One Year
December 31, 2007	One Year	Through	Over Five
(Dollars in thousands)	or Less	Five Years	Years	Total
Commercial and industrial	$33,469	$16,476	$1,465	$51,410
Real estate	278,123	245,526	60,361	584,010
Consumer and other	3,211	6,042	481	9,734
	$314,803	$268,044	$62,307	$645,154
Loans maturing after one year with:
Fixed interest rates				$275,074
Floating interest rates				55,277
				$330,351

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

Investment Securities.  The investment securities portfolio is a significant component of our total earning assets.  Total securities averaged $80.7 million in 2007, compared to $77.1 million in 2006.  At December 31, 2007, the total securities portfolio was $81.3 million, an increase of $7.4 million, or 9.96% over total securities of $73.9 million at December 31, 2006. During the third quarter of 2007, we sold $14.2 million in available-for-sale securities with an average tax equivalent yield of 3.89% and reinvested the proceeds in a similar amount of new investment securities with an average tax equivalent yield of 5.84%.  Securities designated as available-for-sale totaled $71.5 million and were recorded at estimated fair value.  Securities designated as held-to-maturity totaled $270,000 and were recorded at amortized cost.  The securities portfolio also includes nonmarketable equity securities totaling $9.5 million which are carried at cost because they are not readily marketable or have no quoted market value.  These include investments in Federal Reserve Bank stock, Federal Home Loan Bank stock, Community Capital Corporation Statutory Trust I, and the stock of two unrelated financial institutions.

The following table sets forth the book value of the securities held by us at the dates indicated.

Book Value of Securities

December 31,	2007	2006
(Dollars in thousands)
Government sponsored enterprises	$26,163	$17,243
Obligations of state and local governments	29,649	27,635
	55,812	44,878
Mortgage-backed securities	16,000	20,998
Nonmarketable equity securities	9,503	8,073
Total securities	$81,315	$73,949

The following table sets forth the scheduled maturities and average yields of securities held at December 31, 2007.

Investment Securities Maturity Distribution and Yields

			After One But		After Five But
December 31, 2007	Within One Year		Within Five Years		Within Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Government sponsored enterprises	$1,251	5.00%	$14,133	5.37%	$10,780	5.59%	$-	-%
Obligations of state and
local governments(2)	381	7.02	5,390	6.69	15,774	6.90	8,103
Total securities(1)	$1,632		$19,523		$26,554		$8,103

(1)    Excludes mortgage-backed securities totaling $16.0 million with a yield of 5.11% and nonmarketable equity securities.
(2)    The yield on state and local governments is presented on a tax equivalent basis using a federal income tax rate of 34%.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “--Net Interest Income-- Interest Sensitivity.”

Earning Assets - continued

Short-Term Investments.  Short-term investments, which consist primarily of federal funds sold and interest-bearing deposits with other banks, averaged $402,000 in 2007, compared to $250,000 in 2006.  At December 31, 2007, short-term investments totaled $267,000.  These funds are a source of our liquidity.  Federal funds are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $88.4 million, or 16.51%, to $623.6 million in 2007, from $535.2 million in 2006.  Average interest-bearing deposits increased $36.1 million, or 8.85%, to $443.9 million in 2007, from $407.8 million in 2006.

Deposits.  Average total deposits increased $37.4 million, or 7.94%, to $508.3 million during 2007, from $470.9 million during 2006.  At December 31, 2007, total deposits were $520.1 million compared to $487.0 million a year earlier, an increase of 6.80%.

The following table sets forth the deposits by category at the dates indicated.

Deposits

December 31,	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
(Dollars in		of		of		of		of		of
thousands)	Amount	Deposits	Amount	Deposits	Amount	Deposits	Amount	Deposits	Amount	Deposits
Demand deposit
accounts	$62,175	11.96%	$63,733	13.09%	$59,286	13.67%	$45,504	11.96%	$36,204	11.52%
NOW accounts	63,866	12.28	64,743	13.30	74,730	17.23	72,934	19.18	73,166	23.28
Money market
accounts	140,934	27.10	129,801	26.65	89,327	20.60	82,872	21.79	64,796	20.62
Savings accounts	36,117	6.94	38,791	7.97	39,008	9.00	36,522	9.60	28,697	9.13
Brokered deposits	38,744	7.45	-	-	-	-	-	-	-	-
Time deposits
less than
$100,000	111,619	21.46	124,739	25.61	117,126	27.01	91,183	23.97	69,649	22.16
Time deposits
of $100,000
or over	66,617	12.81	65,149	13.38	54,169	12.49	51,342	13.50	41,761	13.29%
Total deposits	$520,072	100.00%	$486,956	100.00%	$433,646	100.00%	$380,357	100.00%	$314,273	100.00%

Core deposits, which exclude brokered deposits and certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits decreased $7.1 million to $414.7 million at December 31, 2007.  The largest increase in our core deposits was in money market accounts, which increased $11.1 million, or 8.58% to $140.9 million at December 31, 2007 from $129.8 million at December 31, 2006.  Our brokered deposits at December 31, 2007 totaled $38.7 million, which represented 7.45% of our entire deposit base.  All of our brokered deposits at December 31, 2007 were brokered money market accounts.

Deposits, and particularly core deposits, have historically been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs.  We anticipate that such deposits will continue to be our primary source of funding in the future.  Our loan-to-deposit ratio was 124.05% at December 31, 2007, and 117.91% at the end of 2006.  The maturity distribution of our time deposits of $100,000 or more at December 31, 2007 is set forth in the following table.

Maturities of Certificates of Deposit of $100,000 or More

After Six
	Within	After Three	Through	After
	Three	Through Six	Twelve	Twelve
	Months	Months	Months	Months	Total
(Dollars in thousands)
Certificates of deposit of $100,000 or more	$29,195	$24,634	$11,563	$1,225	$66,617

Deposits and Other Interest-Bearing Liabilities - continued

Approximately 80.80% of our time deposits of $100,000 or more had scheduled maturities within six months and 98.16% had maturities within twelve months.  Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.

Borrowed Funds.  Borrowed funds consist of short-term borrowings, advances from the Federal Home Loan Bank, junior subordinated debentures and our correspondent bank line of credit. Short-term borrowings are primarily federal funds purchased from correspondent banks and securities sold under agreements to repurchase.

Average short-term borrowings were $45.8 million in 2007, an increase of $557,000 from $45.3 million in 2006.  Federal funds purchased from correspondent banks averaged $26.7 million in 2007.  At December 31, 2007, federal funds purchased totaled $47.7 million.  Securities sold under agreements to repurchase averaged $19.1 million in 2007.  At December 31, 2007, securities sold under agreements to repurchase totaled $14.6 million.

Average Federal Home Loan Bank advances during 2007 were $123.6 million compared to $76.4 million during 2006, an increase of $47.1 million.  Advances from the Federal Home Loan Bank are collateralized by one-to-four family residential mortgage loans, multi-family residential loans, home equity lines and commercial real estate loans.  At December 31, 2007, borrowings from the Federal Home Loan Bank were $135.5 million compared to $105.6 million a year earlier.  Although we expect to continue using short-term borrowings and Federal Home Loan Bank advances as secondary funding sources, core deposits will continue to be our primary funding source.  Of the $135.5 million advances from the Federal Home Loan Bank outstanding at December 31, 2007, $15.4 million mature in 2008, $15.1 million in 2009, $15.0 million in 2010, $20.0 million in 2011, $35.0 million in 2012, $15.0 million in 2015, and $20.0 million in 2017.

 On June 15, 2006, Community Capital Corporation Statutory Trust I (a non-consolidated subsidiary) issued $10 million in trust preferred securities with a maturity of June 15, 2036.  The rate is fixed at 7.04% until June 14, 2011, at which point the rate adjusts quarterly to the three-month LIBOR plus 1.55%, and can be called without penalty beginning on June 15, 2011.  We received from the Trust the $10 million proceeds from the issuance of the securities and the $310,000 initial proceeds from the capital investment in the Trust, and accordingly have shown the funds due to the Trust as $10.3 million in junior subordinated debentures.  Average junior subordinated debentures during 2007 were $10.3 million.

The following table summarizes our various sources of borrowed funds for the years ended December 31, 2007 and 2006. These borrowings consist of securities sold under agreements to repurchase, federal funds purchased, advances from the Federal Home Loan Bank, and junior subordinated debentures.  Securities sold under agreements to repurchase mature on a one to seven day basis.  These agreements are secured by government-sponsored enterprise securities.  Federal funds purchased are short-term borrowings from other financial institutions that mature daily.  Advances from Federal Home Loan Bank mature at different periods as discussed in the footnotes to the financial statements and are secured by the Bank's one to four family residential mortgage loans, home equity lines and commercial real estate loans.  The junior subordinated debentures mature on June 15, 2036.  Our correspondent bank line of credit matures on February 6, 2008.  We have pledged all of the stock of the Bank as collateral for this line of credit.

Deposits and Other Interest-Bearing Liabilities - continued

	Year Ended December 31,
	Maximum		Weighted
	Outstanding		Average		Interest
	at any	Average	Interest	Balance	Rate at
(Dollars in thousands)	Month End	Balance	Rate	December 31,	December 31,
2007
Securities sold under agreements
to repurchase	$22,134	$19,108	4.61%	$14,561	4.18%
Federal funds purchased	47,705	26,731	5.35%	47,705	4.44%
Advances from Federal Home
Loan Bank	135,525	123,562	4.62%	135,525	4.51%
Junior subordinated debentures	10,310	10,310	7.06%	10,310	7.06%

2006
Securities sold under agreements
to repurchase	$24,110	$17,885	4.44%	$18,329	5.15%
Federal funds purchased	40,966	27,396	5.32%	26,953	5.47%
Advances from Federal Home
Loan Bank	105,625	76,435	4.55%	105,625	4.61%
Junior subordinated debentures	10,310	5,649	6.99%	10,310	6.99%
Correspondent bank line of credit	2,000	102	6.72%	-	7.10%

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

The holding company and CapitalBank exceeded the Federal Reserve’s fully phased-in regulatory capital ratios at December 31, 2007, 2006, and 2005, as set forth in the following table.

Analysis of Capital

(Dollars in thousands)	2007	2006	2005
Tier 1 capital	$64,404	$58,768	$44,007
Tier 2 capital	6,759	6,200	5,959
Total qualifying capital	$71,163	$64,968	$49,966
Risk-adjusted total assets
(including off-balance-sheet exposures)	$640,916	$585,825	$476,320

Capital - continued

	2007	2006	2005
Tier 1 risk-based capital ratio	10.05%	10.03%	9.24%
Total risk-based capital ratio	11.10%	11.09%	10.49%
Tier 1 leverage ratio	8.33%	8.46%	7.68%

	Tier 1	Total	Tier 1
	Risk-Based	Risk-Based	Leverage
CapitalBank’s capital ratios at December 31, 2007 were:	9.79%	10.85%	8.11%

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

Our loans-to-assets ratio increased slightly from 2006 to 2007 and our loans-to-funds ratio decreased from 2006 to 2007. The loans-to-assets ratio at December 31, 2007 was 80.58% compared to 80.50% at December 31, 2006, and the loans-to-funds ratio at December 31, 2007 was 89.87% compared to 90.02% at December 31, 2006.  The amount of advances from the Federal Home Loan Bank were approximately $135.5 million at December 31, 2007 compared to $105.6 million at December 31, 2006.  We expect to continue using these advances as a source of funding.  Additionally, we had approximately $22.0 million of unused lines of credit for federal funds purchases and $777,000 of securities available-for-sale at December 31, 2007 as sources of liquidity.  We have $10.0 million available in a revolving line of credit with another bank.  We also have the ability to receive an additional $64.2 million in advances under the term of our agreement with the Federal Home Loan Bank.

We depend on dividends from CapitalBank as our primary source of liquidity.  The ability of CapitalBank to pay dividends is subject to general regulatory restrictions that may, but are not expected to, have a material impact on the liquidity available to us.  We paid stock dividends in September 1998, June 2000, May 2001, and November 2007 and may do so in the future.  We have paid cash dividends on a quarterly basis since September 2001 and anticipate continuing to do so.

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

Critical Accounting Policies – continued

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

We have increased our market share through bank and branch acquisitions (the last of these acquisitions occurred in 2004). These acquisitions resulted in goodwill or other intangible assets, which are subject to periodic impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” These tests, which we performed as of June 30, 2007 and 2006, use estimates in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets. We test for goodwill impairment by determining the fair market value for each reporting unit and comparing it to the carrying amount. If the carrying amount exceeds its fair market value, the potential for impairment exists, and a second step of impairment testing is performed. In the second step, the implied fair market value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair market value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair market value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written-down to its fair market value. The valuations as of June 30, 2007 indicated that no impairment charge was required as of that date, and we are not aware of any reason that a material change will occur in the future.

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

Through its operations, CapitalBank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to CapitalBank’s customers at predetermined interest rates for a specified period of time.  At December 31, 2007, CapitalBank had issued commitments to extend credit of $108.6 million and standby letters of credit of $5.4 million through various types of commercial lending arrangements.  Approximately $81.5 million of these commitments to extend credit had variable rates.  Our experience has been that a significant portion of these commitments often expire without being used.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2007.

		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$4,294	$8,387	$23,156	$35,837	$72,776	$108,613
Standby letters of credit	2,025	1,557	1,705	5,287	131	5,418
Totals	$6,319	$9,944	$24,861	$41,124	$72,907	$114,031

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

The following table provides payments due by period for obligations under borrowings and operating lease obligations as of December 31, 2007.

	Payments Due by Period
		After One	After Three
		Through	Through	Greater
	Within One	Three	Five	Than
(Dollars in thousands)	Year	Years	Years	Five Years	Total
Operating lease obligations	$118	$166	$100	$178	$562
Repurchase agreements	14,561	-	-	-	14,561
FHLB advances	15,400	30,125	55,000	35,000	135,525
Junior subordinated debentures	-	-	-	10,310	10,310
Totals	$30,079	$30,291	$55,100	$45,488	$160,958

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

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 9A.  CONTROLS AND PROCEDURES.

Management's Annual Report on Internal Control Over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. The Company's registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

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

ITEM 9B.  OTHER INFORMATION

None.
PART III

Information called for by PART III (Items 10, 11, 12, 13 and 14) of this Report on Form 10-K has been omitted as we intend to file with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2007 a definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934.  Such information will be set forth in such Proxy Statement.

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

COMMUNITY CAPITAL CORPORATION

Dated: March 24, 2008	By:	/s/ William G. Stevens
William G. Stevens President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Stevens	President, Chief Executive	March 24, 2008
William G. Stevens	Officer, and Director

/s/ R. Wesley Brewer	Chief Financial Officer, Executive	March 24, 2008
R. Wesley Brewer	Vice President, and Secretary

*	Chair	March 19, 2008
Patricia C. Hartung

*	Director	March 19, 2008
Harold Clinkscales, Jr.

*	Director	March 19, 2008
Wayne Q. Justesen, Jr.

*	Director	March 19, 2008
B. Marshall Keys

*	Director	March 19, 2008
Clinton C. Lemon, Jr.

*	Director	March 19, 2008
Miles Loadholt

*	Director	March 19, 2008
Thomas C. Lynch, Jr.

*	Director	March 19, 2008
H. Edward Munnerlyn

*	Director	March 19, 2008
George B. Park

*	Director	March 19, 2008
George D. Rodgers

*	Director	March 19, 2008
Lex D. Walters

*By: /s/ William G. Stevens		March 24, 2008
(William G. Stevens) (As
Attorney-in-Fact for each
of the persons indicated)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY CAPITAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Community Capital Corporation
Greenwood, South Carolina

We have audited the accompanying consolidated balance sheets of Community Capital Corporation and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Community Capital Corporation and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 included in the accompanying management’s evaluation of internal control over financial reporting and, accordingly, we do not express an opinion thereon.

Elliott Davis, LLC
Greenville, South Carolina
March 24, 2008

Community Capital Corporation
Consolidated Balance Sheets

	December 31,
(Dollars in thousands, shares are not in dollars)	2007	2006
Assets:
Cash and cash equivalents:
Cash and due from banks	$29,142	$22,167
Interest-bearing deposit accounts	267	307
Total cash and cash equivalents	29,409	22,474
Investment securities:
Securities available-for-sale	71,542	65,496
Securities held-to-maturity (estimated fair value of $290 and $388 at December 31, 2007 and 2006, respectively)	270	380
Nonmarketable equity securities	9,503	8,073
Total investment securities	81,315	73,949
Loans held for sale	631	554
Loans receivable	645,154	573,639
Less allowance for loan losses	(6,759)	(6,200)
Loans, net	638,395	567,439
Premises and equipment, net	16,729	15,429
Accrued interest receivable	4,412	3,954
Intangible assets	9,956	10,427
Cash surrender value of life insurance	15,293	14,617
Other assets	4,458	4,401
Total assets	$800,598	$713,244

Liabilities:
Deposits:
Noninterest-bearing	$62,175	$63,733
Interest-bearing	457,897	423,223
Total deposits	520,072	486,956
Federal funds purchased and securities sold under
agreements to repurchase	62,266	45,282
Advances from the Federal Home Loan Bank	135,525	105,625
Accrued interest payable	3,134	2,686
Junior subordinated debentures	10,310	10,310
Other liabilities	4,444	3,459
Total liabilities	735,751	654,318
Commitments and contingencies - Notes 4, 12, and 16

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized;
5,603,570 and 4,817,827 shares issued and outstanding at
December 31, 2007 and 2006, respectively	5,604	4,818
Nonvested restricted stock	(443)	(558)
Capital surplus	61,600	47,671
Accumulated other comprehensive income	485	(269)
Retained earnings	15,016	24,386
Treasury stock, at cost (1,199,470 shares in 2007, and 1,029,322 shares in 2006)	(17,415)	(17,122)
Total shareholders’ equity	64,847	58,926
Total liabilities and shareholders’ equity	$800,598	$713,244

The accompanying notes are an integral part of these consolidated financial statements.

Community Capital Corporation
Consolidated Statements of Income

	For the years ended
	December 31,
(Dollars in thousands, except for per share data amounts)	2007	2006	2005
Interest income:
Loans, including fees	$45,247	$37,277	$27,554
Investment securities:
Taxable	2,119	1,796	1,683
Tax-exempt	1,211	1,219	1,306
Nonmarketable equity securities	534	373	239
Federal funds sold and other	21	14	96
Total interest income	49,132	40,679	30,878

Interest expense:
Deposits	16,491	13,491	8,376
Advances from the Federal Home Loan Bank	5,709	3,479	1,892
Federal funds purchased and securities sold under
agreements to repurchase	2,310	2,253	680
Obligations under capital leases	-	-	10
Other	719	402	-
Total interest expense	25,229	19,625	10,958

Net interest income	23,903	21,054	19,920
Provision for loan losses	1,025	1,140	825

Net interest income after provision for loan losses	22,878	19,914	19,095

Noninterest income:
Service charges on deposit accounts	2,425	2,627	3,035
Gain on sales of nonmarketable equity securities	-	-	1,092
Gain on sale of loans held for sale	1,204	760	828
Commissions from sales of mutual funds	261	245	178
Income from fiduciary activities	1,590	1,177	901
Gain on sale of premises and equipment	15	2	101
Other operating income	1,380	1,217	1,258
Total noninterest income	6,875	6,028	7,393

Noninterest expenses:
Salaries and employee benefits	11,087	10,687	9,723
Net occupancy	1,162	1,113	977
Amortization of intangible assets	470	492	515
Furniture and equipment	888	838	945
Loss on sale of securities available-for-sale	469	61	66
Other operating expenses	5,650	4,974	4,689
Total noninterest expenses	19,726	18,165	16,915

Income before income taxes	10,027	7,777	9,573
Income tax expense	3,139	2,018	2,479

Net income	$6,888	$5,759	$7,094

Earnings per share:[1]
Basic earnings per share	$1.58	$1.34	$1.63
Diluted earnings per share	$1.56	$1.31	$1.58

The accompanying notes are an integral part of these consolidated financial statements.

1 Restated to reflect 15% stock dividend in 2007.

Community Capital Corporation
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the years ended December 31, 2007, 2006, and 2005

					Accumulated
					other
					compre-
			Nonvested		hensive
(Dollars in thousands,	Common stock		restricted	Capital	income	Retained	Treasury
except for per share amounts)	Shares	Amount	stock	surplus	(loss)	earnings	stock	Total
Balance, December 31, 2004	4,660,944	$4,661	$(183)	$45,751	$785	$16,653	$(12,564)	$55,103

Net income						7,094		7,094
Other comprehensive loss,
net of tax benefit					(1,206)			(1,206)
Comprehensive income								5,888
Dividends paid ($0.75
per share)						(2,854)		(2,854)
Stock options exercised	59,757	59		505				564
Issuance of restricted stock	30,600	31	(704)	673				-
Amortization of deferred
compensation on restricted
stock			292					292
Purchase of treasury stock
(193,661 shares)							(4,488)	(4,488)
Balance, December 31, 2005	4,751,301	$4,751	$(595)	$46,929	$(421)	$20,893	$(17,052)	$54,505
Net income						5,759		5,759
Other comprehensive income,
net of tax effects					152			152
Comprehensive income								5,911
Dividends paid ($0.60						(2,266)		(2,266)
per share)
Stock options exercised	49,766	50		377				427
Issuance of restricted stock	17,350	17	(396)	379				-
Amortization of deferred
compensation on restricted
stock			419					419
Forfeitures of restricted stock	(600)		14	(14)				-
Purchase of treasury stock
(3,095 shares)							(70)	(70)
Balance, December 31, 2006	4,817,827	$4,818	$(558)	$47,671	$(269)	$24,386	$(17,122)	$58,926
Net income						6,888		6,888
Other comprehensive income,
net of tax effects					754			754
Comprehensive income								7,642
Dividends paid ($0.60						(2,386)		(2,386)
per share)
Stock options exercised	37,125	37		440				477
Issuance of restricted stock	21,300	21	(443)	422				-
Amortization of deferred
compensation on restricted
stock			491					491
Forfeitures of restricted stock	(3,105)	(3)	67	(66)		6		4
15% stock dividend	730,423	731		13,133		(13,878)		(14)
Purchase of treasury stock
(15,000 shares)							(293)	(293)
Balance, December 31, 2007	5,603,570	$5,604	$(443)	$61,600	$485	$15,016	$(17,415)	$64,847

The accompanying notes are an integral part of these consolidated financial statements.

1 Restated to reflect 15% stock dividend in 2007.

Community Capital Corporation
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$6,888	$5,759	$7,094
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	947	890	872
Provision for loan losses	1,025	1,140	825
Deferred income tax benefit (expense)	427	(1,071)	(639)
Amortization of intangible assets	471	491	516
Amortization of deferred compensation on restricted stock	491	419	292
Premium amortization less discount accretion
on securities available-for-sale	56	8	11
Amortization of deferred loan costs and fees, net	1,452	981	932
Write down of other real estate	-	181	-
Gain on sale of premises and equipment	(15)	(2)	(101)
Net loss on sale of other real estate	6	21	64
Net loss on sales or calls of securities available-for-sale	469	61	66
Net gain on sales of nonmarketable equity securities	-	-	(1,092)
Proceeds of loans held for sale	31,742	26,016	33,987
Disbursements for loans held for sale	(31,819)	(26,181)	(33,120)
Increase in interest receivable	(458)	(1,288)	(530)
Increase in interest payable	448	1,365	585
Increase in other assets	(1,510)	(1,149)	(406)
Increase in other liabilities	989	464	404
Net cash provided by operating activities	11,609	8,105	9,760

Cash flows from investing activities:
Net increase in loans made to customers	(73,865)	(110,380)	(41,776)
Proceeds from sales of securities available-for-sale	17,218	2,924	9,628
Proceeds from calls and maturities of securities available-for-sale	12,134	10,217	7,932
Purchases of securities available-for-sale	(34,780)	(8,244)	(18,577)
Proceeds from calls and maturities of securities held-to-maturity	110	-	45
Proceeds from sales of nonmarketable equity securities	1,036	1,350	2,674
Purchase of nonmarketable equity securities	(2,466)	(4,148)	(805)
Purchase of premises and equipment	(2,247)	(2,660)	(2,461)
Proceeds from sales of premises and equipment	15	34	543
Proceeds from sales of other real estate	387	145	212

Net cash used by investing activities	(82,458)	(110,762)	(42,585)

Cash flows from financing activities:
Net increase in demand and savings accounts	44,768	34,718	24,519
Net increase (decrease) in time deposits	(11,652)	18,592	28,772
Net increase (decrease) in federal funds purchased and securities
sold under agreements to repurchase	16,984	(3,817)	5,121
Proceeds from advances from the Federal Home Loan Bank	108,000	171,900	51,500
Repayments of advances from the Federal Home Loan Bank	(78,100)	(123,500)	(60,600)
Proceeds from advances of other short term borrowings	-	2,000	-
Repayments of advances of other short term borrowings	-	(2,000)	-
Proceeds from the issuance of junior subordinated debentures	-	10,310	-
Dividends paid	(2,400)	(2,266)	(2,854)
Proceeds from exercise of stock options	477	427	564
Purchase of treasury stock	(293)	(70)	(4,488)
Net cash provided by financing activities	77,784	106,294	42,534

Net increase in cash and cash equivalents	6,935	3,637	9,709
Cash and cash equivalents, beginning of year	22,474	18,837	9,128
Cash and cash equivalents, end of year	$29,409	$22,474	$18,837

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Community Capital Corporation (the Company) serves as a bank holding company for CapitalBank (the Bank).  CapitalBank operates eighteen branches throughout South Carolina.  The Bank offers a full range of banking services, including a wealth management group featuring a wide array of financial services, with personalized attention, local decision making and strong emphasis on the needs of individuals and small to medium-sized businesses.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the costs of the Company’s investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank.  The stocks have no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required for state-chartered member banks. Investment in Federal Home Loan Bank stock is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to secure the borrowings.  At December 31, 2007 and 2006, the investment in Federal Reserve Bank stock was $1,686,300 and $1,686,100, respectively.  At December 31, 2007 and 2006, the investment in Federal Home Loan Bank stock was $7,380,300 and $5,950,800, respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Nonmarketable Equity Securities (continued) - The Company has invested in the stock of several unrelated financial institutions.  The Company owns less than five percent of the outstanding shares of each institution, and the stocks either have no quoted market value or are not readily marketable.  At December 31, 2007 and 2006, the investments in the stock of the unrelated financial institutions, at cost, was $126,464.  The Company also invested in a financial services company that offers internet banking.  During 2005, the Company sold its investment in this company and recorded a gain on the sale of $1,092,000.  Also included in nonmarketable equity securities is the investment in the Community Capital Corporation Statutory Trust I which totaled $310,000 at December 31, 2007 and 2006.

Loans receivable - Loans are recorded at their unpaid principal balance.  Direct loan origination costs and loan origination fees are deferred and amortized over the lives of the loans as an adjustment to yield.  Unamortized net deferred loan costs included in loans at December 31, 2007 and 2006 were $29,136 and $283,348, respectively.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s problem loan watch list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected.  At December 31, 2007 and 2006, the Company had impaired loans of approximately $2,424,000 and $1,716,000.

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

In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Accordingly, the Company adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 did not have an impact on the Company’s consolidated financial position.

Advertising Expense - Advertising and public relations costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent.  Advertising and public relations costs of $316,338, $425,831 and $158,276 were included in the Company's results of operations for 2007, 2006, and 2005, respectively.

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

The following summarizes supplemental cash flow information:

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Cash paid for interest	$24,781	$18,259	$10,373

Cash paid for income taxes	3,603	3,028	2,832

Supplemental noncash investing and financing activities:
Foreclosures on loans	432	388	271

Change in unrealized gain (loss) on securities available-
for sale, net of tax	754	152	(1,206)

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

Per-Share Data - Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding for the period.  Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued using the treasury stock method.  Share and per-share data have been restated to reflect the 15% stock dividend issued in November 2007.

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

The components of other changes in comprehensive income and related tax effects are as follows:

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Unrealized holding gains (losses) on
available-for-sale securities	$674	$169	$(1,892)
Reclassification adjustment for (gains) losses
realized in income	469	61	66
Net unrealized gains (losses) on securities	1,143	230	(1,826)
Tax effect	(389)	(78)	620
Net-of-tax amount	$754	$152	$(1,206)

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

Recent Accounting Pronouncements – The following is a summary of recent authoritative pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company’s accounting measurements but it is expected to result in additional disclosures.

In September 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (“EITF”) relating to EITF 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”).  Entities purchase life insurance for various reasons including protection against loss of key employees and to fund postretirement benefits. The two most common types of life insurance arrangements are endorsement split dollar life and collateral assignment split dollar life. EITF 06-4 covers the former and EITF 06-10 (discussed below) covers the latter. EITF 06-4 states that entities with endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers' Accounting for Postretirement Benefits Other Than Pensions,” (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board (“APB”) Opinion No. 12, “Omnibus Opinion—1967” (if the arrangement is, in substance, an individual deferred compensation contract). Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

prior periods. EITF 06-4 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB ratified the consensus reached on EITF 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”).  EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract.  EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for the Company on January 1, 2008.  The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations or cash flows.

In March 2007, the FASB ratified the consensus reached on EITF 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee.  In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 is effective for the Company on January 1, 2008. The Company does not believe the adoption of EITF 06-10 will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings.   This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

In June 2007, the FASB ratified the consensus reached by the EITF with respect to EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). Under EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital.  This EITF is to be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared beginning in 2008, and interim periods within those fiscal years.  Early application is permitted. The Company does not believe the adoption of EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.   SEC registrants are expected to apply this guidance on a prospective basis to derivative loan commitments issued or modified in the first quarter of 2008 and thereafter. The Company is currently analyzing the impact of this guidance, which relates to the Company’s mortgage loans held for sale.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.   Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Cash surrender value of life insurance – Cash surrender value of life insurance policies represents the cash value of policies on certain officers of the bank.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Reclassifications - Certain captions and amounts in the 2006 and 2005 financial statements were reclassified to conform with the 2007 presentation.

Accounting for Transfers of Financial Assets - A sale is recognized when the Company relinquishes control over a financial asset and is compensated for such asset.  The difference between the net proceeds received and the carrying amount of the financial asset being sold or securitized is recognized as a gain or loss on the sale.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain average reserve balances computed as a percentage of deposits.  At December 31, 2007 and 2006, the required cash reserves were satisfied by vault cash on hand and amounts due from correspondent banks.

NOTE 3 - INVESTMENT SECURITIES

Securities available-for-sale at December 31, 2007 and 2006 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2007
Government-sponsored enterprises	$25,686	$477	$-	$26,163
Obligations of state and local governments	28,931	458	10	29,379
	54,617	935	10	55,542
Mortgage-backed securities	15,988	99	87	16,000
Total	$70,605	$1,034	$97	$71,542

December 31, 2006
Government-sponsored enterprises	$17,447	$11	$215	$17,243
Obligations of state and local governments	26,637	625	7	27,255
	44,084	636	222	44,498
Mortgage-backed securities	21,565	18	585	20,998
Total	$65,649	$654	$807	$65,496

NOTE 3 - INVESTMENT SECURITIES - continued

Securities held-to-maturity as of December 31, 2007 and 2006 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2007
Obligations of state and local governments	$270	$20	$-	$290

December 31, 2006
Obligations of state and local governments	$380	$8	$-	$388

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007.

Securities Available-for-Sale

	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses
Obligations of state and local	$1,304	$4	$666	$6	$1,970	$10
governments
Mortgage-backed securities	330	-	7,965	87	8,295	87

Total	$1,634	$4	$8,631	$93	$10,265	$97

Securities classified as available-for-sale are recorded at fair market value.  Approximately 95.88% of the unrealized losses, or ten individual securities, consisted of securities in a continuous loss position for twelve months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

The following table summarizes the maturities of securities available-for-sale and held-to-maturity as of December 31, 2007, based on the contractual maturities.  Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities		Securities
	Available-For-Sale		Held-To-Maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,631	$1,633	$-	$-
Due after one year but within five years	18,995	19,253	270	290
Due after five years but within ten years	25,952	26,554	-	-
Due after ten years	8,039	8,102	-	-
	54,617	55,542	270	290
Mortgage-backed securities	15,988	16,000	-	-
Total	$70,605	$71,542	$270	$290

NOTE 3 - INVESTMENT SECURITIES - continued

Proceeds from sales of securities available-for-sale during 2007, 2006, and 2005 were $17,218,000, $2,924,000 and $9,628,000, respectively, resulting in gross realized losses of $469,000, $61,000and $66,000 in 2007, 2006, and 2005, respectively.  There were no sales of securities held-to-maturity in 2007, 2006, or 2005.

At December 31, 2007 and 2006, securities having amortized costs of approximately $70,226,000 and $62,818,000, respectively, and estimated fair values of $71,177,000 and $62,454,000, respectively, were pledged as collateral for short-term borrowings, to secure public and trust deposits, and for other purposes as required and permitted by law.

As noted in Note 1, the Company has nonmarketable equity securities consisting of investments in several financial institutions.  These investments totaled $9,503,000 and $8,073,000 at December 31, 2007 and 2006, respectively. During 2007 and  2006, the Company recorded no gains on the sale of nonmarketable equity securities.  During 2005, the Company recorded $1,092,000 in gains on the sale of nonmarketable equity securities.

NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

	December 31,
(Dollars in thousands)	2007	2006
Commercial and industrial	$44,467	$44,910
Real estate - construction	167,180	142,694
Real estate - mortgage and commercial	364,667	321,440
Home equity	42,628	40,805
Consumer - installment	24,706	22,092
Consumer - credit card and checking	1,506	1,698
Total gross loans	$645,154	$573,639

At December 31, 2007 and 2006, the Company had sold participations in loans aggregating $833,000 and $6,429,000, respectively, to other financial institutions on a nonrecourse basis.  Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and fund loans of qualified borrowers (see Note 1). Funded loans are sold without recourse to investors under the terms of pre-existing commitments.  The Company does not sell residential mortgages having market or interest rate risk.  The Company does not service residential mortgage loans for the benefit of others.

At December 31, 2007 and 2006, the Company had pledged approximately $210,807,000 and $203,832,000, respectively, of loans on residential and commercial real estate as collateral for advances from the Federal Home Loan Bank (see Note 9).

An analysis of the allowance for loan losses for the years ended December 31, 2007, 2006, and 2005, is as follows:

(Dollars in thousands)	2007	2006	2005
Balance, beginning of year	$6,200	$6,324	$5,808
Provision charged to operations	1,025	1,140	825
Recoveries on loans previously charged-off	83	167	85
Loans charged-off	(549)	(1,431)	(394)
Balance, end of year	$6,759	$6,200	$6,324

NOTE 4 - LOANS RECEIVABLE - continued

At December 31, 2007 and 2006, the Company had impaired loans of approximately $2,424,000 and $1,716,000.  Valuation allowances for credit losses on impaired loans totaled $123,573 and $84,426 for the years ended December 31, 2007 and 2006, respectively.  Interest income on impaired loans totaled $69,381 and $41,142 for the years ended December 31, 2007 and 2006, respectively and was measured using the cash basis.  Average investment in impaired loans was $2,606,000 and $2,615,000 for the years ended December 31, 2007 and 2006, respectively.   At December 31, 2007, there were no nonaccrual loans for which impairment had not been recognized.  The Company had loans contractually past due 90 days or more and still accruing interest totaling $115,000 and $489,000 at December 31, 2007 and 2006, respectively.

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

At December 31, 2007 and 2006, the Company had unfunded commitments, including standby letters of credit, of $114,031,000 and $148,868,000, of which $7,756,000 and $6,379,000, respectively, were unsecured.  At December 31, 2007, the Company was not committed to lend additional funds to borrowers having loans in nonaccrual status.  The fair value of any potential liabilities associated with standby letters of credit is insignificant.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions.  Various recourse agreements exist, ranging from forty-five days to twelve months.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan.  Since none of the loans sold have ever been returned to the Company, the total loans sold with limited recourse amount does not necessarily represent future cash requirements.  The Company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments.  Total loans sold with limited recourse in 2007 and 2006 was $62,205,000 and $44,848,000, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2007	2006
Land	$4,445	$4,220
Building and land improvements	12,520	11,207
Furniture and equipment	8,756	8,120
Total	25,721	23,547
Less, accumulated depreciation	(8,992)	(8,118)
Premises and equipment, net	$16,729	$15,429

Depreciation and amortization expense was approximately $947,000, $890,000 and $872,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization are summarized as follows:

	December 31,
(Dollars in thousands)	2007	2006
Core deposit premium, net	$2,537	$3,008
Goodwill	7,419	7,419
	$9,956	$10,427

In accordance with SFAS No. 147, the Company evaluates its goodwill on an annual basis.  The evaluations were performed in June of 2007 and 2006.  At the time of the evaluations, the Company determined that no impairment existed.  Therefore, there was no amortization of goodwill for the years ended December 31, 2007 or 2006.  Amortization expense related to the core deposit premium was $470,000, $492,000 and $515,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 7 - DEPOSITS

The following is a summary of deposit accounts:

	December 31,
(Dollars in thousands)	2007	2006
Noninterest-bearing demand deposits	$62,175	$63,733
Interest-bearing demand deposits	64,175	64,743
Money market accounts	179,369	129,801
Savings	36,117	38,791
Certificates of deposit and other time deposits	178,236	189,888
Total deposits	$520,072	$486,956

At December 31, 2007 and 2006, certificates of deposit of $100,000 or more totaled approximately $66,617,000 and $65,149,000, respectively.  Interest expense on these deposits was approximately $3,481,000, $2,786,000 and $1,768,000 in 2007, 2006 and 2005, respectively.

Scheduled maturities of certificates of deposit and other time deposits as of December 31, 2007 were as follows:

(Dollars in thousands)
Maturing in	Amount

2008	$173,896
2009	2,514
2010	1,466
2011	27
2012 and thereafter	333
Total	$178,236

NOTE 8 - FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had federal funds purchased and securities sold under agreements to repurchase which generally mature within one day. At December 31, 2007 and 2006, the securities sold under agreements to repurchase totaled $14,561,000 and $18,329,000, respectively.  At December 31, 2007 and 2006, the amortized costs of securities pledged to collateralize the repurchase agreements were $17,368,000 and $18,918,000, respectively, and estimated fair values were $17,711,000 and $19,248,000, respectively.  The securities underlying the agreements are held by a third-party custodian.  At December 31, 2007 and 2006, federal funds purchased were $47,705,000 and $26,953,000, respectively.

NOTE 9 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following:

(Dollars in thousands)		December 31,
Description	Interest Rate	2007	2006
Advances maturing:
May 18, 2007	5.44%, floating	$-	$15,000
March 5, 2008	5.16, fixed	5,400	5,400
October 31, 2008	4.40, floating	10,000	-
February 2, 2009	4.95, fixed	125	225
July 13, 2009	5.21, fixed	5,000	5,000
July 13, 2009	5.03, fixed	10,000	10,000
November 9, 2009	4.57, fixed	-	10,000
February 26, 2010	4.77, fixed	10,000	-
March 17, 2010	5.92, fixed	5,000	5,000
March 14, 2011	4.63, fixed	-	10,000
March 28, 2011	4.68, fixed	10,000	10,000
December 7, 2011	4.12, fixed	10,000	10,000
February 9, 2012	4.61, fixed	10,000	-
March 1, 2012	4.32, fixed	10,000	-
May 18, 2012	4.62, fixed	5,000	-
June 14, 2012	4.94, fixed	10,000	-
June 3, 2015	3.36, fixed	15,000	15,000
November 2, 2016	3.98, fixed	-	10,000
February 2, 2017	4.31, fixed	10,000	-
May 18, 2017	4.15, fixed	10,000	-
		$135,525	$105,625

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

(Dollars in thousands)	Amount
2008	$15,400
2009	15,125
2010	15,000
2011	20,000
2012 and thereafter	70,000
Total	$135,525

As collateral, the Company had pledged first mortgage loans on one to four family residential loans aggregating $112,674,000, multi-family residential loans aggregating $12,222,000, home equity lines of credit aggregating $42,992,000, and commercial real estate loans aggregating $42,919,000 (see Note 4) at December 31, 2007.  In addition, the Company’s Federal Home Loan Bank stock is pledged to secure the borrowings. Certain advances are subject to prepayment penalties.

NOTE 10 – JUNIOR SUBORDINATED DEBENTURES

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

NOTE 11 - SHAREHOLDERS’ EQUITY

The Company declared a 15% stock dividend for shareholders of record on November 2, 2007.  Amounts equal to the estimated fair value of the additional shares issued have been charged to retained earnings and credited to common stock and capital surplus.  Dividends representing fractional shares were paid in cash.  Net income per share, average shares outstanding, treasury shares, employee stock ownership plan shares, and stock option plan shares have been adjusted to reflect the stock distribution for all periods presented.

The Board of Directors has approved stock repurchase plans whereby the Company could repurchase up to $19,100,000 of its outstanding shares of common stock.  As of December 31, 2007, the Company had purchased approximately 1,044,000 shares under the plans (and prior plans), at an average cost of $16.68.

The Board of Directors may issue up to 2,300,000 shares of a special class of stock, par value $1.00 per share, the rights and preferences of which are to be designated at issuance. At December 31, 2007 and 2006, no shares of the undesignated stock had been issued or were outstanding.

NOTE 12 - LEASES

The Bank occupies and uses office space, land and equipment under operating leases with initial terms expiring on various dates through 2016.  The lease agreements generally provide that the Bank is responsible for ongoing costs of repairs and maintenance, insurance and real estate taxes.  The leases also provide for renewal options and certain scheduled increases in monthly lease payments.  Rental expenses under operating leases were $137,131, $119,832 and $108,460 for the years ended December 31, 2007, 2006 and 2005, respectively.  Minimum lease commitments under noncancelable operating leases are as follows:

(Dollars in thousands)	Amount
2008	$118,041
2009	93,941
2010	72,061
2011	49,781
2012 and thereafter	228,160
Total	$561,984

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

The following tables summarize the capital ratios and the regulatory minimum requirements of the Company and the Bank at December 31, 2007 and 2006.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
The Company
Total capital (to risk-weighted assets)	$71,163	11.10%	$51,273	8.00%	-	N/A
Tier 1 capital (to risk-weighted assets)	64,404	10.05	25,637	4.00	-	N/A
Tier 1 capital (to average assets)	64,404	8.33	30,911	4.00	-	N/A

CapitalBank
Total capital (to risk-weighted assets)	$69,373	10.85%	$51,150	8.00%	$63,937	10.00%
Tier 1 capital (to risk-weighted assets)	62,614	9.79	25,575	4.00	38,362	6.00
Tier 1 capital (to average assets)	62,614	8.11	30,868	4.00	38,585	5.00

December 31, 2006
The Company
Total capital (to risk-weighted assets)	$64,968	11.09%	$46,884	8.00%	-	N/A
Tier 1 capital (to risk-weighted assets)	58,768	10.03	23,442	4.00	-	N/A
Tier 1 capital (to average assets)	58,768	8.46	27,775	4.00	-	N/A

CapitalBank
Total capital (to risk-weighted assets)	$60,659	10.37%	$46,785	8.00%	$58,482	10.00%
Tier 1 capital (to risk-weighted assets)	54,459	9.31	23,393	4.00	35,089	6.00
Tier 1 capital (to average assets)	54,459	7.85	27,745	4.00	34,681	5.00

NOTE 14 - STOCK COMPENSATION PLANS

On May 19, 2004, the Company terminated its 1997 Stock Incentive Plan and replaced it with the 2004 Equity Incentive Plan.  Outstanding options issued under any former Plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance.  At December 31, 2007, there were 91,339 options outstanding that had been issued under the Plans.

The 2004 Equity Incentive Plan provides for the granting of statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as nonstatutory stock options, stock appreciation rights, or restricted stock of up to 258,750 shares of the Company’s common stock, to officers, employees, and directors of the Company. Awards may be granted for a term of up to ten years from the effective date of grant.  Under this Plan, the Company’s Board of Directors has sole discretion as to the exercise date of any awards granted.  The per-share exercise price of incentive stock options may not be less than the fair value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 50% of the fair value of a share on the effective date of grant.  Any options that expire unexercised or are canceled become available for reissuance.  No awards may be made on or after May 19, 2014.

There were no stock options granted in 2007, 2006 or 2005.

A summary of the status of the Company’s stock option plans as of December 31, 2007, 2006, and 2005 and changes during the years ended on those dates is presented below:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	142,341	$14.26	200,824	$12.31	271,923	$11.24
Granted	-	-	-	-	-	-
Exercised	42,435	11.24	57,242	7.44	68,721	8.21
Cancelled	8,567	14.79	1,241	12.88	2,378	9.24

Outstanding at end of year	91,339	15.62	142,341	14.26	200,824	12.31

Options exercisable at December 31, 2007, 2006, and 2005 were 91,339, 142,341 and 200,824, respectively.

The aggregate intrinsive value (the difference between the Company’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) for options outstanding and exercisable at December 31, 2007 amounted to $99,239.  This amount represents what would have been received by the option holders had all option holders exercised their options on December 31, 2007.  This amount changes based on changes in the fair market value of the Company’s stock.

NOTE 14 - STOCK COMPENSATION PLANS - continued

The following table summarizes information about the stock options outstanding under the Company’s plans at December 31, 2007:

			Weighted
			Average
	Options	Remaining	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price
Exercisable:
$12.43 to $13.04	39,330	0.12	$12.46
$17.48 to $19.48	52,009	1.08	18.01
Total exercisable	91,339

During 2007 and 2006, the Company issued 24,495 and 19,952 shares, respectively, of restricted stock pursuant to the 2004 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested on February 1, 2010 and 2009, respectively.  The weighted-average fair value of restricted stock issued during 2007 and 2006 was $18.10 and $19.87, respectively.  Compensation cost associated with the issuances was $491,000, $419,000 and $292,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  Forfeitures totaled $67,000 and $14,000 for the years ended December 31, 2007 and 2006, respectively.  There were no restricted stock forfeitures for the year ended December 31, 2005.  At December 31, 2007, the Company had 171,753 stock awards available for grant under the 2004 Equity Incentive Plan.

NOTE 15 - RELATED PARTY TRANSACTIONS

Certain parties (primarily certain directors and executive officers, their immediate families and business interests) were loan customers and had other transactions in the normal course of business with the Company.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than normal risk of collectability.  Total loans and commitments outstanding to related parties at December 31, 2007, 2006, and 2005 were $18,976,000, $17,175,000 and $17,774,000, respectively.  During 2007, $4,793,000 of new loans were made to related parties and repayments totaled $2,992,000.  During 2006, $1,363,000 of new loans were made to related parties and payments totaled $1,962,000.

The Company purchases various types of insurance from agencies that are owned by two directors.  Amounts paid for insurance premiums were $86,894, $175,867 and $197,451 in 2007, 2006, and 2005, respectively.

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

NOTE 17 - RESTRICTION ON SUBSIDIARY DIVIDENDS

The ability of the Company to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from the Bank.  However, certain restrictions exist regarding the ability of the Bank to transfer funds in the form of cash dividends, loans, or advances to the Company.  Dividends are payable only from the retained earnings of the Bank.  At December 31, 2007, retained earnings of the bank was $16,341,000.

NOTE 18 - EARNINGS PER-SHARE

Earnings per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding. Earnings per share - diluted is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.

	Year ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005
Basic earnings per share:
Net income available to common shareholders	$6,888	$5,759	$7,094
Average basic common shares outstanding	4,371,345	4,299,359	4,370,031
Basic earnings per share	$1.58	$1.34	$1.63
Diluted earnings per share:
Net income available to common shareholders	$6,888	$5,759	$7,094
Average common shares outstanding - basic	4,371,345	4,299,359	4,370,031
Incremental shares from assumed conversions:
Restricted Stock	16,234	36,676	35,352
Stock options	34,733	47,463	90,831
Average diluted common shares outstanding	4,422,312	4,383,498	4,496,214
Diluted earnings per share	$1.56	$1.31	$1.58

The above computation of diluted earnings per share does not include the following options that were outstanding at year-end since their exercise price was greater than the average market price of the common shares:

	2007	2006	2005
Number of options	13,800	13,800	N/A
Weighted-average of these options
outstanding during the year	13,800	13,800	N/A
Weighted-average exercise price	$19.48	$19.48	N/A

NOTE 19 - INCOME TAXES

Income tax expense consisted of the following:

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Currently payable:
Federal	$2,793	$2,777	$2,629
State	346	(274)	260
Total current	3,139	2,503	2,889
Deferred income tax provision (benefit)	401	(407)	(1,030)
Income tax expense	$3,540	$2,096	$1,859
Income tax expense (benefit) is allocated as follows:
To continuing operations	$3,139	$2,018	$2,479
To shareholders’ equity	401	78	(620)
Income tax expense	$3,540	$2,096	$1,859

The gross amounts of deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(Dollars in thousands)	2007	2006
Deferred tax assets:
Allowance for loan losses	$2,298	$2,002
Net operating loss carryforward - state	251	172
Deferred compensation	840	690
Nonaccrual of interest	85	39
Other real estate owned	61	61
Loans fees and costs	10	96
Director fees	58	43
Restricted stock	378	274
Available-for-sale securities	-	151
Deferred revenue	64	82
Total deferred tax assets	4,045	3,610

Deferred tax liabilities:
Accumulated depreciation	131	136
Federal Home Loan Bank stock dividends	16	16
Available-for-sale securities	250	-
Merger related, net	71	96
Core deposit intangibles	112	154
Prepaids	57	66
Total deferred tax liabilities	637	468
Net deferred tax asset recognized	$3,408	$3,142

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  Management has determined that it is more likely than not that the entire deferred tax asset at December 31, 2007 will be realized, and accordingly, has not established a valuation allowance.  Net deferred tax assets are included in other assets.

NOTE 19 - INCOME TAXES - continued

A reconciliation of the income tax provision and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Income tax at the statutory rate	$3,409	$2,644	$3,254
State income tax, net of federal income tax benefit	228	184	197
Tax-exempt interest income	(473)	(460)	(493)
Disallowed interest expense	66	73	48
Stock option compensation	(22)	(167)	(181)
Increase in cash surrender value of life insurance	(230)	(203)	(198)
Other, net	161	(53)	(148)
Income tax expense	$3,139	$2,018	$2,479

The company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

NOTE 20 - OTHER OPERATING EXPENSES

Other operating expenses are summarized below:

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Banking and ATM supplies	$476	$427	$530
Directors’ fees	299	274	252
Mortgage loan department expenses	212	129	119
Data processing and supplies	1,340	1,091	670
Postage and freight	210	212	432
Professional fees	501	351	410
Telephone expenses	370	351	294
Other	2,242	2,139	1,982
Total	$5,650	$4,974	$4,689

NOTE 21 - RETIREMENT AND BENEFIT PLANS

The Company sponsors a voluntary nonleveraged employee stock ownership plan (ESOP) as part of a 401(k) savings plan covering substantially all full-time employees.  The Company matches 75 cents per dollar, up to a maximum of 6% of employee compensation. Company contributions to the savings plan were $304,000, $408,000 and $297,000 in 2007, 2006, and 2005, respectively.  The Company’s policy is to fund amounts approved by the Board of Directors.  At December 31, 2007 and 2006, the savings plan owned 211,289 and 196,291 shares of the Company’s common stock purchased at an average cost of $16.32 and $16.23 per share, respectively. The estimated value of shares held at December 31, 2007 and 2006 was $3,165,000 and $3,513,000, respectively.

The Company had an Incentive Plan for 2004 which provided incentive pay for outstanding accomplishments of officers and employees of the Company.  Cash awards were based upon various performance measures including earnings per share growth and asset growth. Incentive payments accrued at December 31, 2007 and 2006 totaled $795,000 and $375,000, respectively.

The Company has an Executive Supplemental Compensation Plan that provides certain officers with salary continuation benefits upon retirement.  The plan also provides for benefits in the event of early retirement, death, or substantial change of control of the Company.  In connection with, but not directly related to, the Executive Supplemental Compensation Plan, life insurance contracts were purchased on the officers.  No insurance premiums were paid in the years ended December 31, 2007, 2006, or 2005.

NOTE 21 - RETIREMENT AND BENEFIT PLANS - continued

During 1999, certain officers opted out of the Executive Supplemental Compensation Plan.  Under a new agreement, split-dollar life insurance policies were obtained on the lives of these officers.  In 2002 upon the purchase of Bank Owned Life Insurance (BOLI) Policies as described below, these officers forfeited any benefits associated with these policies and as a result these policies are in essence key man policies.  The officers are entitled to all of the benefits of these policies, with the exception of the premiums paid by the Company.  There was no expense associated with this plan in 2007, 2006, or 2005.  No insurance premiums were paid on the plan during 2007 or 2006.  The policies increased their cash values by $255,000 and $735,000 during 2007 and 2006, respectively.  Cash values at December 31, 2007 and 2006 were $4,137,000 and $3,882,000, respectively.  The significant increase in cash value in 2006 was the result of the extinguishment of debt against the same policies.

In 2002, the Company purchased BOLI Policies on certain key officers of the Company. Earnings on such policies will be used to offset expenses associated with retirement benefits for these officers.  There were no premiums paid on the policies during the years ended December 31, 2007, 2006, or 2005.  The policies increased their cash values by $421,000 and $400,000 during 2007 and 2006, respectively.  Cash values at December 31, 2007 and 2006 were $11,156,000 and $10,735,000, respectively.

NOTE 22 - UNUSED LINES OF CREDIT

As of December 31, 2007, the subsidiary bank had unused lines of credit to purchase federal funds from unrelated banks totaling $22,048,000.  These lines of credit are available on a one to thirty day basis for general corporate purposes. The lenders have reserved the right not to renew their respective lines.  The Bank also has a line of credit to borrow funds from the Federal Home Loan Bank up to 25% of the Bank’s total assets which provided total availability of $199,755,000 at December 31, 2007.  As of December 31, 2007, the Bank had borrowed $135,525,000 on this line.

As of December 31, 2007, the Company had a line of credit with an unrelated bank in the amount of $10,000,000 for general corporate purposes.  The line bears interest at a rate of LIBOR plus 1.75% and expires February 6, 2008.  At December 31, 2007, there were no outstanding borrowings on the line.

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

Junior Subordinated Debentures – The carrying value of junior subordinated debentures is a reasonable estimate of fair value since the debentures were issued at a floating rate.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit.  These financial instruments are recorded in the financial statements when they become payable by the customer.

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$29,142	$29,142	$22,167	$22,167
Interest-bearing deposit accounts	267	267	308	308
Securities available-for-sale	71,542	71,542	65,496	65,496
Securities held-to-maturity	270	290	380	388
Nonmarketable equity securities	9,503	9,503	8,073	8,073
Cash surrender value of life insurance	15,293	15,293	14,617	14,617
Loans and loans held for sale	645,785	642,612	574,193	564,351
Accrued interest receivable	4,412	4,412	3,954	3,954

Financial Liabilities:
Demand deposit, interest bearing
transaction, and savings accounts	$341,836	$341,836	$297,068	$297,068
Certificates of deposit and other time deposits	178,236	179,832	189,888	191,043
Federal funds purchased and securities
sold under agreements to repurchase	62,266	62,266	45,282	45,282
Advances from the Federal Home Loan Bank	135,525	132,097	105,625	105,794
Junior subordinated debentures	10,310	10,310	10,310	10,310
Accrued interest payable	3,134	3,134	2,686	2,686

NOTE 24 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY)

Condensed financial statements for Community Capital Corporation (Parent Company Only) follow:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2007	2006
Assets
Cash and cash equivalents	$613	$3,307
Investment in banking subsidiary	73,036	64,597
Nonmarketable equity securities	310	310
Premises and equipment, net	1,178	1,163
Other assets	1,392	1,223
Total assets	$76,529	$70,600

Liabilities and Shareholders’ Equity
Notes payable to subsidiary	$993	$1,004
Junior subordinated debentures	10,310	10,310
Other liabilities	379	360
Total liabilities	11,682	11,674
Common stock	5,604	4,818
Nonvested restricted stock	(443)	(558)
Capital surplus	61,600	47,671
Retained earnings	15,016	24,386
Accumulated other comprehensive expense	485	(269)
Treasury stock	(17,415)	(17,122)
Total shareholders’ equity	64,847	58,926
Total liabilities and shareholders’ equity	$76,529	$70,600

Condensed Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2007	2006	2005
Income:
Dividend income from subsidiary	$-	$2,900	$5,050
Dividend income from equity securities	22	11	-
Net gain on sale of nonmarketable equity securities	-	-	1,092
Other interest income	112	120	10
Other income	4	4	3
Total income	138	3,035	6,155

Expenses:
Salaries	498	429	304
Net occupancy expense	(203)	(105)	(75)
Furniture and equipment expense	6	5	36
Interest expense	814	485	70
Other operating expenses	375	288	334
Total expense	1,490	1,102	669
Income (loss) before income taxes and equity in undistributed
earnings of subsidiary	(1,352)	1,933	5,486
Income tax expense (benefit)	(555)	534	31
Income (loss) before equity in undistributed earnings of subsidiary	(797)	2,467	5,517
Equity in undistributed earnings of subsidiary	7,685	3,292	1,577
Net income	$6,888	$5,759	$7,094

NOTE 24 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2007	2006	2005
Operating activities:
Net income	$6,888	$5,759	$7,094
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed earnings of banking subsidiary	(7,685)	(3,292)	(1,577)
Depreciation and amortization expense	36	45	77
Amortization of deferred compensation on restricted stock	491	419	292
Deferred taxes	(189)	362	100
Gain on sale of nonmarketable equity securities	-	-	(1,092)
Increase (decrease) in other liabilities	23	80	(24)
(Increase) decrease in other assets	20	(978)	417
Net cash provided (used) by operating activities	(416)	2,395	5,287

Investing activities:
Purchase of premises and equipment	(51)	(203)	(34)
Proceeds from sales on nonmarketable equity securities	-	-	1,592
Purchases of nonmarketable equity securities	-	(310)	-
Investment in Bank subsidiary	-	(7,000)	-
Net cash provided (used) by investing activities	(51)	(7,513)	1,558

Financing activities:
Dividends paid	(2,400)	(2,266)	(2,854)
Proceeds from exercise of stock options	477	427	564
Proceeds from junior subordinated debentures	-	10,310	-
Proceeds of long term debt	-	2,700	-
Repayment of long term debt	-	(2,700)	-
Repayments on borrowings from subsidiary	(11)	(39)	(50)
Purchase of treasury stock	(293)	(70)	(4,488)
Net cash provided (used) by financing activities	(2,227)	8,362	(6,828)

Net increase (decrease) in cash and cash equivalents	(2,694)	3,244	17
Cash and cash equivalents, beginning of year	3,307	63	46
Cash and cash equivalents, end of year	$613	$3,307	$63

NOTE 25 - QUARTERLY DATA (UNAUDITED)

	December 31,
	2007				2006
(Dollars in thousands	Fourth	Third	Second	First	Fourth	Third	Second	First
except per share)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$12,746	$12,695	$12,216	$11,475	$11,248	$10,696	$9,847	$8,888
Interest expense	6,422	6,565	6,315	5,927	5,796	5,288	4,684	3,857

Net interest income	6,324	6,130	5,901	5,548	5,452	5,408	5,163	5,031

Provision for loan losses	400	300	125	200	340	650	150	-

Net interest income after
provision for loan losses	5,924	5,830	5,776	5,348	5,112	4,758	5,013	5,031
Noninterest income	1,865	1,756	1,646	1,608	1,629	1,588	1,457	1,360
Noninterest expenses	4,997	5,252	4,825	4,652	4,620	4,711	4,432	4,408

Income before taxes	2,792	2,334	2,597	2,304	2,121	1,635	2,038	1,983
Income tax expense	958	698	809	674	577	441	490	510

Net income	$1,834	$1,636	$1,788	$1,630	$1,544	$1,194	$1,548	$1,473

Earnings per share:
Basic	$0.42	$0.37	$0.41	$0.37	$0.36	$0.28	$0.36	$0.35
Diluted	$0.41	$0.36	$0.40	$0.37	$0.35	$0.27	$0.36	$0.34

EXHIBIT INDEX

Exhibit
Number	Description
2.1[1]	Merger Agreement dated as of October 15, 2003 between Community Capital Corporation and Abbeville Capital Corporation
3.1[2]	Articles of Incorporation of Registrant
3.2[2]	Articles of Amendment to Articles of Incorporation of Registrant (re: Change of Name)
3.3[3]	Amended and Restated Bylaws of Registrant dated November 28, 2007
3.4[4]	First Amendment to Amended and Restated Bylaws of Registrant dated March 19, 2008
4.1[5]	Form of Common Stock Certificate. (The rights of security holders of the Registrant are set forth in the Registrant’s Articles of Incorporation and Bylaws included as Exhibits 3.1 through 3.3.)
4.2[6]	Indenture dated as of June 15, 2006, between Community Capital Corporation and Wilmington Trust Company, as Trustee
10.3[2]	*Registrant’s Executive Supplemental Income Plan (Summary) and form of Executive Supplemental Income Agreement
10.4[2]	*Registrant’s Management Incentive Compensation Plans (Summary)
10.6[5]	Lease Agreement With Options dated June 11, 1996 between Robert C. Coleman and the Registrant
10.18[7]	*1997 Stock Incentive Plan, as amended
10.21[8]	*Salary Continuation Agreement between CapitalBank and William G. Stevens dated October 17, 2002
10.22[8]	*Salary Continuation Agreement between CapitalBank and Ralph W. Brewer dated October 17, 2002
10.23[8]	*Split Dollar Agreement between CapitalBank and Ralph W. Brewer dated October 17,
2002
10.24[8]	*Salary Continuation Agreement between CapitalBank and Helen A. Austin dated October 17, 2002
10.25[8]	*Split Dollar Agreement between CapitalBank and Helen A. Austin dated October 17, 2002
10.26[8]	*Salary Continuation Agreement between CapitalBank and James A. Lollis dated October
17, 2002
10.27[8]	*Split Dollar Agreement between CapitalBank and James A. Lollis dated October 17,
2002
10.28[8]	*Salary Continuation between CapitalBank and Taylor T. Stokes dated October 17, 2002
10.29[8]	*Split Dollar Agreement CapitalBank and Taylor T. Stokes dated October 17, 2002
10.30[8]	*Salary Continuation Agreement between CapitalBank and Walter G. Stevens dated October 17, 2002
10.31[8]	*Split Dollar Agreement between CapitalBank and Walter G. Stevens dated October 17,
2002
10.32[8]	*Salary Continuation Agreement between CapitalBank and Sonja Hazel Hughes dated October 17, 2002
10.33[8]	*Salary Continuation Agreement between CapitalBank and Steve O. White dated October
17, 2002
10.37[9]	Marketing Agreement dated May 21, 2003, by and between CapitalBank and Benefit Coordinators, Inc.
10.39[7]	*Split Dollar Agreement between CapitalBank and William G. Stevens dated December 31, 2003
10.40[7]	*Split Dollar Agreement between CapitalBank and Steve O. White dated December 31, 2003
10.44[10]	*Restricted Stock Agreement
10.45[11]	*2004 Equity Incentive Plan
10.46[12]	Banking Support Services Master Agreement between CapitalBank and First-Citizens Bank & Trust Company dated June 15, 2005
10.48[13]	Share Repurchase Agreement between Community Capital Corporation and FIG Partners, LLC dated August 18, 2005
10.49[14]	*First Amendment to Salary Continuation Agreement between CapitalBank and Steve O. White dated January 10, 2006

E-1

10.50[6]
Amended and Restated Declaration of Trust dated as of June 15, 2006, among Community Capital Corporation, as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and Mary Beth Ginn, Heather N. Price and R. Wesley Brewer, as administrators

10.51[6]	Guarantee Agreement dated as of June 15, 2006, between Community Capital Corporation, as guarantor, and Wilmington Trust Company, as guarantee trustee.
10.52[15]	*CapitalBank Director Deferred Fee Agreement Dated August 12, 2003 for Wayne Q. Justesen
10.53[15]	*First Amendment to the CapitalBank Director Deferred Fee Agreement Dated August 12, 2003 for Wayne Q. Justesen
10.54[15]	*CapitalBank Director Deferred Fee Agreement Dated August 20, 2003 for Lex D. Walters
10.55[15]	*First Amendment to the CapitalBank Director Deferred Fee Agreement Dated August 20, 2003 for Lex D. Walters
10.56[15]	*CapitalBank Director Deferred Fee Agreement Dated August 20, 2003 for Miles Loadholt
10.57[15]	*First Amendment to the CapitalBank Director Deferred Fee Agreement Dated August 20, 2003 for Miles Loadholt
10.58[15]	*CapitalBank Director Deferred Fee Agreement Dated August 21, 2003 for B. Marshall Keys
10.59[15]	*First Amendment to the CapitalBank Director Deferred Fee Agreement Dated August 21, 2003 for B. Marshall Keys
10.60[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for Helen A. Austin
10.61[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for Sonja Hazel Hughes
10.62[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for Ralph W. Brewer
10.63[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for William G. Stevens
10.64[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for James A. Lollis
10.65[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for Walter G. Stevens
10.66[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for Taylor T. Stokes
10.67[16]	*Second Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 and Amended January 10, 2006 for Steve O. White
10.68[16]	*CapitalBank (fka The Bank of Abbeville) Salary Continuation Agreement Dated October 7, 2003 for Thomas D. Sherard, Jr.
10.69[16]	*First Amendment to the CapitalBank (fka The Bank of Abbeville) Salary Continuation Agreement Dated October 7, 2003 for Thomas D. Sherard, Jr.
10.70[16]	*CapitalBank (fka The Bank of Abbeville) Salary Continuation Agreement Dated October 7, 2003 for C. William Knapp, Jr.
10.71[16]	*First Amendment to the CapitalBank (fka The Bank of Abbeville) Salary Continuation Agreement Dated October 7, 2003 for C. William Knapp, Jr.
10.72[16]	*CapitalBank (fka The Bank of Abbeville) Salary Continuation Agreement Dated October 7, 2003 for Patricia P. Howie
10.73[16]	*First Amendment to the CapitalBank (fka The Bank of Abbeville) Salary Continuation Agreement Dated October 7, 2003 for Patricia P. Howie
10.74[16]	*CapitalBank Salary Continuation Agreement Dated June 1, 2004 for Tony Lawton
10.75[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated June 1, 2004 for Tony Lawton
10.76[16]	*CapitalBank Salary Continuation Agreement Dated June 1, 2004 for Elaine Crawford
10.77[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated June 1, 2004 for Elaine Crawford
10.78[16]	*CapitalBank Salary Continuation Agreement Dated June 1, 2004 for Chase Christopher
10.79[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated June 1, 2004 for Chase Christopher
10.80[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated December 14, 2006 for Cindy A. Pugh
10.81[16]	*Employment Agreement by and between Community Capital Corporation and William G. Stevens dated March 3, 2008

E-2

10.82[16]	*Employment Agreement by and between Community Capital Corporation and R. Wesley Brewer dated March 3, 2008
14[7]	Code of Ethics
21.1[17]	Subsidiaries of the Registrant
23.1	Consent of Elliott Davis, LLC
24.1	Directors’ Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification by William G. Stevens
31.2	Rule 13a-14(a)/15d-14(a) Certification by R. Wesley Brewer
32	Section 1350 Certifications

[1]	Incorporated by reference to Appendix A of the Proxy Statement/Prospectus filed in connection with the Registrant’s Registration Statement on Form S-4 on December 2, 2003 (File No. 333-110870).
[2]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Registration Statement on Form S-4 on December 2, 2003 (File No. 333-110870).
[3]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Form 8-K on November 28, 2007.
[4]	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on March 20, 2008.
[5]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Registration Statement on Form S-2 initially filed on December 20, 1996 (File No. 333-18457).
[6]	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on June 16, 2006.
[7]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s 10-K for the fiscal year ended December 31, 2003 and filed on March 26, 2004.
[8]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s 10-Q for the quarter ended September 30, 2002 and filed on November 13, 2002.
[9]	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on May 22, 2003.
[10]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and filed on November 9, 2004.
[11]	Incorporated by reference to Appendix A of Amendment No. 1 to the Registrant’s Proxy Statement filed on April 26, 2004.
[12]	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on June 20, 2005.
[13]	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on August 18, 2005.
[14]	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on January 11, 2006.
[15]	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on January 3, 2008.
[16]	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on March 4, 2008.
[17]	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s 10-K for the fiscal year ended December 31, 2001 and filed on March 28, 2002.

* Management contract or compensation plan or arrangement.

E-3