Form 10-K/A
period 2007-12-31
COMMUNITY CAPITAL CORP /SC/
filed 2008-03-31
CIK 832847

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

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

PART I

This Form 10-K/A is being filed to amend the consent of the accountants attached hereto as Exhibit 23.1.

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

COMMUNITY CAPITAL CORPORATION

Dated: March 31 , 2008	By:	/s/ William G. Stevens
William G. Stevens President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Stevens	President, Chief Executive	March 31 , 2008
William G. Stevens	Officer, and Director

/s/ R. Wesley Brewer	Chief Financial Officer, Executive	March 31 , 2008
R. Wesley Brewer	Vice President, and Secretary

*	Chair	March 31 , 2008
Patricia C. Hartung

*	Director	March 31 , 2008
Harold Clinkscales, Jr.

*	Director	March 31 , 2008
Wayne Q. Justesen, Jr.

*	Director	March 31 , 2008
B. Marshall Keys

*	Director	March 31 , 2008
Clinton C. Lemon, Jr.

*	Director	March 31 , 2008
Miles Loadholt

*	Director	March 31 , 2008
Thomas C. Lynch, Jr.

*	Director	March 31 , 2008
H. Edward Munnerlyn

*	Director	March 31 , 2008
George B. Park

*	Director	March 31 , 2008
George D. Rodgers

*	Director	March 31 , 2008
Lex D. Walters

*By: /s/ William G. Stevens		March 31 , 2008
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