Form 10-Q
period 2008-03-31
COMMUNITY CAPITAL CORP /SC/
filed 2008-05-13
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒  Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES X NO __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”,  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer (  )        Accelerated Filer (  )       Non-Accelerated Filer (X)         Smaller Reporting Company (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES__ NO X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
 PROCEEDINGS DURING THE PRECEDING YEAR

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES __  NO __

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  4,468,235 shares of common stock, $1.00 par value, as of April 18, 2008

COMMUNITY CAPITAL CORPORATION

Index

PART I. - FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – March 31, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations -
Three months ended March 31, 2008 and 2007	4

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
Three months ended March 31, 2008 and 2007	5

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2008 and 2007	6

Notes to Condensed Consolidated Financial Statements	7-12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13-24

Item 3. Quantitative and Qualitative Disclosure About Market Risk	25

Item 4. Controls and Procedures	25-26

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits	28

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Balance Sheets
PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements

	March 31,	December 31,
(Dollars in thousands)	2008	2007
Assets	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$20,710	$29,142
Interest-bearing deposit accounts	196	267
Total cash and cash equivalents	20,906	29,409
Securities:
Securities available-for-sale	70,018	71,542
Securities held-to-maturity (estimated fair value of $288 at March 31, 2008 and $290 at December 31, 2007)	270	270
Nonmarketable equity securities	9,660	9,503
Total securities	79,948	81,315

Loans held for sale	1,351	631

Loans receivable	664,903	645,154
Less allowance for loan losses	(7,484)	(6,759)
Loans, net	657,419	638,395

Premises and equipment, net	17,298	16,729
Accrued interest receivable	4,053	4,412
Intangible assets	9,842	9,956
Cash surrender value of life insurance	15,445	15,293
Other assets	4,415	4,458
Total assets	$810,677	$800,598

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$65,506	$62,175
Interest-bearing	455,007	457,897
Total deposits	520,513	520,072
Federal funds purchased and securities sold under agreements to repurchase	71,695	62,266
Advances from the Federal Home Loan Bank	135,500	135,525
Accrued interest payable	2,676	3,134
Junior subordinated debentures	10,310	10,310
Other liabilities	4,475	4,444
Total liabilities	745,169	735,751
Shareholders' Equity
Common stock, $1.00 par value; 10,000,000 shares authorized, 5,667,705 and 5,603,570 shares issued at March 31, 2008 and December 31, 2007, respectively	5,668	5,604
Nonvested restricted stock	(763)	(443)
Capital surplus	62,425	61,600
Accumulated other comprehensive income	995	485
Retained earnings	14,598	15,016
Treasury stock at cost; 1,199,470 shares at March 31, 2008 and December 31, 2007	(17,415)	(17,415)
Total shareholders' equity	65,508	64,847
Total liabilities and shareholders' equity	$810,677	$800,598

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2008	2007
Interest income:
Loans, including fees	$10,873	$10,592
Investment securities:
Taxable	523	449
Tax-exempt	322	300
Nonmarketable equity securities	142	123
Other interest income	2	11
Total	11,862	11,475

Interest expense:
Deposits	3,553	3,846
Federal Home Loan Bank advances	1,497	1,325
Other interest expense	609	756
Total	5,659	5,927

Net interest income	6,203	5,548
Provision for loan losses	2,000	200
Net interest income after provision for loan losses	4,203	5,348

Other operating income:
Service charges on deposit accounts	586	583
Residential mortgage origination fees	274	258
Commissions from sales of mutual funds	46	57
Income from fiduciary activities	469	381
Gain on sale of fixed assets	-	15
Gain on sale of securities available-for-sale	97	-
Other operating income	386	314
Total	1,858	1 ,608

Other operating expenses:
Salaries and employee benefits	2,915	2,744
Net occupancy expense	329	282
Amortization of intangible assets	115	119
Furniture and equipment expense	235	209
Loss on sale of securities available-for-sale	-	53
Other operating expenses	1,482	1,245
Total	5,076	4,652

Income before income taxes	985	2,304
Income tax provision	204	674

Net income	$781	$1,630

Basic net income per share	$0.18	$0.37
Diluted net income per share	$0.18	$0.37

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the three months ended March 31, 2008 and 2007
(Unaudited)

(Dollars in thousands)	Common Stock		Nonvested Restricted	Capital	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Stock	Surplus	Earnings	Income	Stock	Total

Balance, December 31, 2006	4,817,827	$4,818	$(558)	$47,671	$24,386	$(269)	$(17,122)	$58,926

Net income					1,630			1,630

Other comprehensive income, net of tax expense						79		79

Comprehensive Income								1,709

Exercise of stock options	29,900	30		347				377

Issuance of restricted stock	21,300	21	(443)	422				-

Amortization of deferred compensation on restricted stock			131					131

Forfeitures of restricted stock	(400)		8	(8)				-

Dividends paid ($0.15 per share)					(573)		-	(573)

Balance, March 31, 2007	4,868,627	$4,869	$(862)	$48,432	$25,443	$(190)	$(17,122)	$60,570

Balance, December 31, 2007	5,603,570	$5,604	$(443)	$61,600	$15,016	$485	$(17,415)	$64,847

Net income					781			781

Other comprehensive income, net of tax expense						510		510

Comprehensive Income								1,291

Cumulative change in accounting principle					(529)			(529)

Exercise of stock options	37,605	37		430				467

Issuance of restricted stock	26,800	27	(422)	395				-

Amortization of deferred compensation on restricted stock			102					102

Forfeitures of restricted stock	(270)							-

Dividends paid ($0.15 per share)					(670)		-	(670)

Balance, March 31, 2008	5,667,705	$5,668	$(763)	$62,425	$14,598	$995	$(17,415)	$65,508

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net Income	$781	$1,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	252	232
Provision for possible loan losses	2,000	200
Amortization of intangible assets	115	119
Amortization less accretion on investments	5	20
Amortization of deferred loan costs	349	317
Amortization of deferred compensation on restricted stock	102	131
(Gain) loss on sales of securities available-for-sale	(97)	53
(Gain) loss on sale of other real estate	(4)	5
Gain on sale of fixed assets	-	(15)
Disbursements for mortgages held for sale	(6,476)	(8,888)
Proceeds of sales of mortgages held for sale	5,756	7,481
Cumulative change in accounting principle	(529)	-
Decrease in interest receivable	359	186
Decrease in interest payable	(458)	(365)
Increase in other assets	(391)	(180)
Increase in other liabilities	30	328
Net cash provided by operating activities	1,794	1,254

Cash flows from investing activities:
Net increase in loans to customers	(21,419)	(21,525)
Purchases of securities available-for-sale	(6,465)	(10,533)
Proceeds from maturities and sales of securities available-for-sale	8,853	7,930
Proceeds from calls and maturities from securities held-to-maturity	-	55
Purchases of nonmarketable equity securities	(157)	(983)
Proceeds from sales of other real estate	70	45
Purchases of premises and equipment	(822)	(177)
Proceeds from sales of premises and equipment	1	15
Net cash used by investing activities	(19,939)	(25,173)

Cash flows from financing activities:
Net increase in deposit accounts	441	5,003
Net increase in federal funds purchased and repos	9,429	899
Advances of Federal Home Loan Bank borrowings	-	60,000
Repayments of Federal Home Loan Bank borrowings	(25)	(40,025)
Dividends paid	(670)	(573)
Proceeds from exercise of stock options	467	377
Net cash provided by financing activities	9,642	25,681

Net increase (decrease) in cash and cash equivalents	(8,503)	1,762

Cash and cash equivalents, beginning of period	29,409	22,474

Cash and cash equivalents, end of period	$20,906	$24,236

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of March 31, 2008 and for the interim periods ended March 31, 2008 and 2007 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2007 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in our 2007 Annual Report.

Note 2 - Supplemental Cash Flow Information

(Dollars in thousands)	Three Months Ended March 31,
	2008	2007
Cash paid during the period for:
Income taxes	$167	$202
Interest	6,117	6,292

Noncash investing and financing activities:
Foreclosures on loans	$46	$23

Note 3 - Shareholders' Equity

During the first three months of 2008, there were 37,335 options exercised by our employees and directors with total proceeds of $467,000 at an average exercise price of $12.51.  At March 31, 2008, 52,009 options remain unexercised.  All options outstanding were fully vested as of March 31, 2008 and 2007.  On January 22, 2008, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on March 7, 2008.  Total cash paid for cash dividends during the three month period ended March 31, 2008 was $670,000.  We issued 26,800 shares of restricted stock on February 1, 2008 at a price of $15.73 per share.  The shares cliff vest in three years and are fully vested on February 1, 2011.

In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements” (“EITF 06-4”), which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods.  The liability should be recognized based on the substantive agreement with the employee.  EITF 06-4 was effective beginning January 1, 2008, and was applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  The impact to the company upon adoption of EITF 06-4 was a reduction in retained earnings and an increase in other liabilities of $529,000.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

(Dollars in thousands, except per share)	Three Months Ended March 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$781	4,415,206	$0.18
Effect of dilutive securities
Stock options	-	1,379
Unvested restricted stock	-	37,893
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$781	4,454,478	$0.18

(Dollars in thousands, except per share)	Three Months Ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,630	4,343,176	$0.37
Effect of dilutive securities
Stock options	-	25,942
Unvested restricted stock	-	39,266
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,630	4,408,384	$0.37

All per share and share amounts have been updated to reflect the 15% stock dividend paid in November 2007.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Comprehensive Income

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects:

	Three Months Ended March 31, 2008
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$869	$(295)	$574
Less: reclassification adjustment for gains realized in net income	(97)	33	(64)
Net unrealized gains (losses) on securities	772	(262)	510

Other comprehensive income (loss)	$772	$(262)	$510

	Three Months Ended March 31, 2007
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$66	$(22)	$44
Less: reclassification adjustment for losses realized in net income	53	(18)	35
Net unrealized gains (losses) on securities	119	(40)	79

Other comprehensive income (loss)	$119	$(40)	$79

Note 6 – Stock Based Compensation

On May 19, 2004, we terminated our 1997 Stock Incentive Plan and replaced it with the 2004 Equity Incentive Plan.  Outstanding options issued under any former Plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance.  At March 31, 2008 and March 31, 2007, there were 52,009 and 106,289, respectively, of options outstanding that had been issued under the plans.

There were no stock options granted during the three month periods ended March 31, 2008 and March 31, 2007.

A summary of the status of our stock option plans for the three months ended March 31, 2008 and March 31, 2007, and changes during the periods then ended are presented below:

	2008		2007
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	91,339	$15.62	142,341	$14.26
Exercised	37,605	12.43	34,385	10.97
Cancelled	1,725	13.04	1,667	15.43
Outstanding at end of period	52,009	18.01	106,289	15.31

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Stock Based Compensation - continued

Options exercisable at March 31, 2008 and March 31, 2007 were 52,009 and 106,289, respectively.

The following table summarizes information about the stock options outstanding under our plans at March 31, 2008:

Range of Exercise Prices	Options Outstanding	Remaining Life (years)

Exercisable:
$17.48	38,209	0.79
$19.48	13,800	0.93

Total exercisable	52,009

The 2004 Equity Incentive Plan provides for the granting of restricted stock, statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as nonstatutory stock options, or stock appreciation rights of up to 258,750 shares of our common stock, to officers, employees, and directors.  Awards may be granted for a term of up to ten years from the effective date of grant.  Under this Plan, our Board of Directors has sole discretion as to the exercise date of any awards granted.  The per-share exercise price of incentive stock options may not be less than the fair value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 50% of the fair value of a share on the effective date of grant.  Any options that expire unexercised or are canceled become available for reissuance.  No awards may be made on or after May 19, 2014.

During 2008 and 2007, we issued 26,800 and 24,495 shares, respectively, of restricted stock pursuant to the 2004 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested on February 1, 2011 and February 1, 2010, respectively.  The weighted-average fair value of restricted stock issued during 2008 and 2007 was $15.73 and $18.10, respectively.  Compensation cost associated with these and prior issuances were $102,000 and $131,000 for the three months ended March 31, 2008 and 2007, respectively.  At March 31, 2008, we had 144,953 stock awards available for grant under the 2004 Equity Incentive Plan.  All share amounts have been updated for the 15% stock dividend issued in November 2007.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1
Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2008:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$-	$70,018	$-

Mortgage loans held for sale	-	1,351	-

Total	$-	$71,369	$-

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Fair Value Measurements - continued

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2008 was $18,125,000.  The Company has no assets or liabilities whose fair values are measured on a nonrecurring basis using level 1 or level 3 inputs.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2008 compared to December 31, 2007 and the results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended
	March 31, 2008			March 31, 2007
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$656,782	$10,886	6.67%	$582,748	$10,604	7.38%
Securities, taxable (3)	40,424	523	5.21%	41,931	449	4.34%
Securities, nontaxable (3)(4)	29,313	432	5.93%	26,555	418	6.38%
Nonmarketable equity securities	9,513	142	6.00%	8,467	123	5.89%
Fed funds sold and other	295	2	2.73%	845	11	5.28%
Total earning assets	736,327	11,985	6.55%	660,546	11,605	7.13%
Non-earning assets	65,360			63,466
Total assets	$801,687			$724,012

Liabilities:
Interest bearing liabilities:
Interest bearing transaction accounts	239,738	1,174	1.97%	195,678	1,369	2.84%
Savings accounts	35,832	236	2.65%	39,204	245	2.53%
Time deposits	194,407	2,140	4.43%	190,360	2,231	4.75%
Other short-term borrowings	50,434	431	3.44%	44,652	576	5.23%
Federal Home Loan Bank advances	135,509	1,497	4.44%	114,275	1,325	4.70%
Junior subordinated debentures	10,310	181	7.06%	10,310	181	7.12%
Total interest bearing liabilities	666,230	5,659	3.42%	594,479	5,927	4.04%
Non-interest bearing liabilities	70,234			69,479
Shareholders’ equity	65,223			60,054
Total liabilities and shareholders’ equity	$801,687			$724,012
Net interest spread			3.13%			3.09%
Net interest income/margin		$6,326	3.46%		$5,678	3.49%

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

The tax-effected net interest spread and net interest margin were 3.13% and 3.46%, respectively, for the three month period ended March 31, 2008, compared to 3.09% and 3.49% for the three month period ended March 31, 2007.  During the three months ended March 31, 2008, earning assets averaged $736,327,000, compared to $660,546,000 for the three months ended March 31, 2006.  Interest earning assets exceeded interest earning liabilities by $70,097,000, and $66,067,000 for the three month periods ended March 31, 2008 and March 31, 2007, respectively.

For the three months ended March 31, 2008, our tax-effected net interest income, the major component of our net income, was $6,326,000 compared to $5,678,000 for the same period of 2007, an increase of $648,000 or 11.41%.  The average rate realized on interest-earning assets decreased to 6.55% from 7.13%, while the average rate paid on interest-bearing liabilities decreased to 3.42% from 4.04% for the three month periods ended March 31, 2008 and 2007, respectively.

Our tax-effected interest income for the three months ended March 31, 2008 was $11,985,000, which consisted of $10,886,000 on loans, $1,097,000 on investments, and $2,000 on fed funds sold and interest bearing deposits with correspondent banks.  The tax-effected interest income for the three months ended March 31, 2007 was $11,605,000, which consisted of $10,604,000 on loans, $990,000 on investments, and $11,000 on fed funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the three months ended March 31, 2008 and March 31, 2007, represented 90.82% and 91.37%, respectively, of total interest income.  Average loans represented 89.20% and 88.22% of average earning assets for the three month periods ended March 31, 2008 and March 31, 2007, respectively.

Interest expense for the three months ended March 31, 2008 was $5,659,000, which consisted of $3,550,000 related to deposits and $2,109,000 related to other borrowings.  Interest expense for the three months ended March 31, 2007 was $5,927,000 which consisted of $3,845,000 related to deposits and $2,082,000 related to other borrowings.  Interest expense on deposits for the three months ended March 31, 2008 and March 31, 2007 represented 62.73% and 64.87%, respectively, of total interest expense.  Average interest bearing deposits represented 70.54% and 71.53% of average interest bearing liabilities for the three months ended March 31, 2008 and March 31, 2007, respectively.

Analysis of Changes in Net Interest Income

The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the time periods indicated.

	Three Months Ended
	March 31, 2008 vs. 2007			March 31, 2007 vs. 2006
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$1,334	$(1,053)	$281	$1,887	$658	$2,545
Securities, taxable	(16)	91	75	(19)	20	1
Securities, nontaxable	44	(30)	14	(23)	4	(19)
Nonmarketable equity securities	17	2	19	44	4	48
Federal funds sold and other	(5)	(4)	(9)	11	-	11
Total interest income	1,374	(994)	380	1,900	686	2,586

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

	Three Months Ended
	March 31, 2008 vs. 2007			March 31, 2007 vs. 2006
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	275	(470)	(195)	184	261	445
Savings accounts	(20)	11	(9)	3	79	82
Time deposits	52	(143)	(91)	87	502	589
Total interest-bearing deposits	307	(602)	(295)	274	842	1,116
Other short-term borrowings	69	(214)	(145)	(24)	93	69
Federal Home Loan Bank advances	246	(74)	172	604	100	704
Junior subordinated debentures	-	-	-	-	181	181
Total interest expense	622	(890)	(268)	854	1,216	2,070
Net interest income	$752	$(104)	$648	$1,046	$(530)	$516

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

Provision and Allowance for Loan Losses

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits.  The Board of Directors reviews and approves the appropriate level for CapitalBank’s allowance for loan losses quarterly based upon our recommendations, the results of the internal monitoring and reporting system, analysis of economic conditions in our markets, and a review of historical statistical data for both us and other financial institutions.  Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are periodically made to maintain the allowance at an appropriate level based on our analysis of the potential risk in the loan portfolio.  Loan losses, which include write downs and charge offs, and recoveries are charged or credited directly to the allowance.  The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

Our allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, future economic conditions, and other factors affecting borrowers.  The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits.  In addition, we monitor overall portfolio quality through observable trends in delinquency, charge offs, and general and economic conditions in the service area.  The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators.  Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at March 31, 2008 to meet presently known and inherent risks in the loan portfolio.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Provision and Allowance for Loan Losses - continued

For the three months ended March 31, 2008, total provision expense was $2,000,000, compared to $200,000 for the three month period ended March 31, 2007.  The primary reason for the increase in provision expense was the increase in net charge offs to $1,338,000 for the three months ended March 31, 2008, compared to $55,000 for the three months ended March 31, 2007.  The allowance for loan losses was 1.13% of total loans at March 31, 2008, as compared to 1.07% at March 31, 2007. Of the $1.3 million in charge offs during the quarter, 97.52% represent partial write downs on three relationships, all of which were secured by real estate.

At March 31, 2008, criticized and classified loans totaled $47,171,000, an increase of $31,374,000 from $15,797,000 at March 31, 2007.  Our nonperforming and impaired loans totaled $18,126,000 at March 31, 2008 compared to $1,430,000 at March 31, 2007.    Criticized and classified loans totaled $25,719,000 at December 31, 2007 and nonperforming and impaired loans totaled $2,424,000 at December 31, 2007.  As economic conditions began to decline during the third and fourth quarter of 2007 and markets experienced declining real estate demand and real estate values, we simultaneously took certain measures to enhance our internal review processes and procedures.  In doing so, we believe we are in a position to identify potential credit risks early and implement timely action plans to minimize portfolio risks and potential loan losses.  We aggressively manage our non-performing loans by applying a conservative risk rating, appropriately writing down potential losses and consistently managing and reviewing these loans.

Noninterest Income

Total noninterest income for the three months ended March 31, 2008 was $1,858,000, an increase of $250,000, or 15.55% compared to $1,608,000 for the three months ended March 31, 2007.

The largest component of noninterest income, service charges on deposit accounts, increased $3,000, or 0.51% from the three months ended March 31, 2007 to the three months ended March 31, 2008.  Residential mortgage origination fees increased $16,000, or 6.20% from $258,000 to $274,000 for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

The income from fiduciary activities increased $88,000, or 23.10% from the three month period ended March 31, 2007 to the three month period ended March 31, 2008.  We continue to succeed at our efforts to expand assets under management in our wealth management group.  Commissions from the sales of mutual funds decreased $11,000, or 19.30% from the three months ended March 31, 2007 to the three months ended March 31, 2008.    We realized a gain on the sale of fixed assets of $15,000 during the three months ended March 31, 2007 compared to no gains for the three months ended March 31, 2008.  We realized a gain on the sale of securities available for sale of $97,000 during the three months ended March 31, 2008, compared to a loss of $53,000 for the three months ended March 31, 2007.  Other operating income increased $72,000, or 22.93% from the three months ended March 31, 2007 to the three months ended March 31, 2008.

Noninterest Expense

Total noninterest expense for the first three months of 2008 was $5,076,000, an increase of $424,000, or 9.11%, when compared to $4,652,000 for the first three months of 2007.

The primary component of noninterest expense is salaries and benefits, which increased $171,000, or 6.23%, from $2,744,000 for the three months ended March 31, 2007 to $2,915,000 for the three months ended March 31, 2008.  Net occupancy expense increased $47,000 for the three month period ended March 31, 2008, an increase of 16.67% over the related period in 2007.  The amortization of intangible assets decreased $4,000, or 3.36% to $115,000 from the three month period ended March 31, 2007 to the three month period ended March 31, 2008.  Furniture and equipment expense increased $26,000, or 12.44% from the three month period ended March 31, 2007 to the three month period ended March 31, 2008.  We realized a net loss on sales of securities available for sale of $53,000 for the three months ended March 31, 2007 compared to a gain of $97,000 for the three months ended March 31, 2008.  Other operating expenses were $1,482,000 for the three months ended March 31, 2008, as compared to $1,245,000 for the same period in 2007, an increase of $237,000, or 19.04%.  The increases in net occupancy expenses, furniture and equipment expense and other operating expenses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, were due to normal annual increases and the addition of a new branch in Greenville, South Carolina that opened during the fourth quarter of 2007.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Income Taxes

For the three months ended March 31, 2008 and 2007, the effective income tax rate was 20.71% and 29.25%, respectively, and the income tax provision was $204,000 and $674,000, respectively.  The decrease in the tax rate was primarily due to a higher percentage of pretax income being derived from tax free sources for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Net Income

The combination of the above factors resulted in net income of $781,000 for the three months ended March 31, 2008 compared to $1,630,000 for the comparable period in 2007, a decrease of $849,000, or 52.09%.

Assets and Liabilities

During the first three months of 2008, total assets increased $10,079,000, or 1.26%, when compared to December 31, 2007.  We experienced an increase of $19,749,000, or 3.06% in loans during the first three months of 2008.  Total investment securities decreased 1.68%, or $1,367,000, when compared to December 31, 2007.  On the liability side, total deposits increased $441,000, or 0.08%, to $520,513,000 at March 31, 2008.

Investment Securities

Investment securities decreased $1,367,000, or 1.68% to $79,948,000 at March 31, 2008 from $81,315,000 at December 31, 2007.  As of March 31, 2008, securities available for sale totaling $1,888,000 were in an unrealized loss position. Of these, approximately 31.20%, or one individual security was in a continuous loss position for twelve months or more.  We have the ability and intent to hold this security until such time as the value recovers or the security matures.

Loans

Loans receivable increased $19,749,000, or 3.06%, since December 31, 2007.  The largest increase was in real estate mortgage and commercial, which increased $20,203,000, or 5.54%, to $384,870,000 at March 31, 2008. Consumer installment loans decreased $781,000, or 3.16%, to $23,925,000 at March 31, 2008.  Balances within the major loan receivable categories as of March 31, 2008 and December 31, 2007 are as follows:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Commercial and agricultural	$44,017	$44,467
Real estate – construction	168,167	167,180
Real estate - mortgage and commercial	384,870	364,667
Home equity	42,486	42,628
Consumer, installment	23,925	24,706
Consumer, credit card and checking	1,438	1,506
	$664,903	$645,154

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Risk Elements in the Loan Portfolio

We incorporate by reference under this heading the disclosures under the heading “Provision and Allowance for Loan Losses” under this Item 2 of Part I.

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)	March 31,
	2008	2007
Loans:
Nonaccrual and impaired loans	$18,125	$1,430
Accruing loans more than 90 days past due	$187	$410

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:
Criticized	$14,397	$9,696
Classified	$32,774	$6,101

Criticized and classified loans increased $31,374,000, or 198.61% from March 31, 2007 to March 31, 2008. The increase was primarily due to the current economic downturn and the related decline in demand for residential real estate.  As a result of the slowing demand, several development lenders are having significant cash flow issues.  Furthermore, residential real estate valuations are declining further exacerbating these cash flow issues.  Nonaccrual and impaired loans increased $16,695,000, or 1,167.48% from March 31, 2007 to March 31, 2008.  The increase was primarily due to three lending relationships totaling approximately $13.1 million, which we believe are now adequately secured.

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	March 31,
	2008	2007
Balance, January 1,	$6,759	$6,200
Provision for loan losses for the period	2,000	200
Charge-offs	(1,338)	(55)
Recoveries	63	17

Balance, end of period	$7,484	$6,362

Gross loans outstanding, end of period	$664,903	$594,786

Allowance for loan losses to loans outstanding	1.13%	1.07%

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Risk Elements in the Loan Portfolio - continued

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	March 31,
	2008	2007
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	18,125	1,430

Total impaired loans	$18,125	$1,430

Valuation allowance related to impaired loans	$21	$110

(Dollars in thousands)	March 31,
	2008	2007
Average investment in impaired loans	$19,616	$2,346

Interest income recognized on impaired loans	$158	$8

Interest income recognized on a cash basis on impaired loans	$50	$8

Total impaired loans increased $16,695,000, or 1,167.48%, from March 31, 2007 to March 31, 2008.  The valuation allowance related to impaired loans decreased $89,000, or 80.91%, from March 31, 2007 to March 31, 2008. The decrease in valuation allowance related to impaired loans decreased due to changes in calculation methodology.  However, the level of impaired loans increased primarily due to the deterioration in three lending relationships totaling approximately $13.1 million, all of which are secured by real estate.  Total impaired loans represent 2.73% of total loans outstanding as of March 31, 2008, compared to 0.24% at March 31, 2007.

Premises and Equipment

Our purchases of fixed assets during the first three months of 2008 totaled $822,000, compared to $177,000 during the first three months of 2007.    The increase of $645,000 or 364.41% was primarily due to additions related to the relocation of our full-service branch located in Clinton, South Carolina, which is expected to open during the second quarter of 2008.  Total fixed assets, net of depreciation, increased $569,000 during the first three months of 2008.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Deposits

Total deposits increased $441,000, or 0.08%, to $520,513,000 at March 31, 2008 from $520,072,000 at December 31, 2007.  Expressed in percentages, noninterest-bearing deposits increased 5.36% from $62,175,000 at December 31, 2007 to $65,506,000 at March 31, 2008, and interest-bearing deposits decreased 0.63% from $457,897,000 at December 31, 2007 to $455,007,000 at March 31, 2008.

Balances within the major deposit categories as of March 31, 2008 and December 31, 2007 are as follows:

(Dollars in thousands)	March 31, 2008	December 31, 2007

Noninterest-bearing demand deposits	$65,506	$62,175
Interest-bearing demand deposits	63,489	63,866
Money market accounts	125,213	140,934
Brokered deposits	48,931	38,744
Savings deposits	36,198	36,117
Certificates of deposit	181,176	178,236
	$520,513	$520,072

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us decreased $25,000 to $135,500,000 as of March 31, 2008 compared to $135,525,000 at December 31, 2007.  Of the $135,500,000 in advances with Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
07/13/09	5.21% - fixed, callable 04/14/08	$5,000
07/13/09	5.03% - fixed, callable 04/14/08	10,000
02/26/10	4.77% - fixed	10,000
03/17/10	5.92% - fixed, callable 06/17/08	5,000
03/28/11	4.68% - fixed, callable 06/30/08	10,000
12/07/11	4.12% - fixed, callable 06/09/08	10,000
02/09/12	4.61% - fixed, callable 05/09/08	10,000
03/01/12	4.32% - fixed, callable 06/02/08	10,000
05/18/12	4.62% - fixed, callable 05/18/09	5,000
06/14/12	4.94% - fixed, callable 06/16/08	10,000
03/05/13	1.94% - fixed, callable 03/05/09	5,400
01/16/15	2.77% - fixed, callable 01/19/10	10,000
06/03/15	3.36% - fixed, callable 06/03/08	15,000
02/02/17	4.31% - fixed, callable 05/02/08	10,000
05/18/17	4.15% - fixed, callable 05/19/08	10,000
		$135,400

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

The following table summarizes capital ratios and the regulatory minimum requirements at March 31, 2008:

	Tier 1	Total	Tier 1
	Risk-based	Risk-based	Leverage
Actual ratio:
Community Capital Corporation	9.89%	11.03%	8.18%
CapitalBank	9.67%	10.82%	8.00%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

Shareholders’ equity was increased by the $467,000 in proceeds from the exercise of stock options and net income of $781,000 during the three months ended March 31, 2008. Due to changes in the market rates of interest, the fair value of our securities available for sale increased, which had the effect of increasing shareholder’s equity by $510,000, net of deferred taxes, for the three months ended March 31, 2008 when compared to December 31, 2007.  Total equity also increased by $102,000 for the amortization of deferred compensation on restricted stock for the three months ended March 31, 2008.  Total equity was reduced by cash dividends of $670,000 paid during the first three months of 2008.

Total equity was also reduced by $529,000 for the cumulative effect of the change in accounting principle for recognizing a liability for postretirement cost of insurance for split-dollar life insurance coverage, as prescribed under Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements”.

For the near term, maturities and sales of securities available-for-sale are expected to be a source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities.  We also expect to build our deposit base. Advances from the Federal Home Loan Bank and our correspondent banks will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $66,900,000 in advances under the terms of our agreement with the Federal Home Loan Bank.  We have $10,000,000 available in a revolving line of credit with another bank.  Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $13,256,000 million of unused lines of credit to purchase federal funds.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At March 31, 2008, we had issued commitments to extend credit of $103,514,000 and standby letters of credit of $4,383,000 through various types of commercial lending arrangements.  Approximately $82,251,000 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2008.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments to extend credit	$3,047	$5,214	$29,580	$37,841	$65,673	$103,514
Standby letters of credit	162	-	4,105	4,267	116	4,383
Total	$3,209	$5,214	$33,685	$42,108	$65,789	$107,897

We have evaluated each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2007 as filed on our annual report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates, which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009.   Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improving the transparency of financial reporting.  It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited.  Accordingly, this FSP is effective for the Company on January 1, 2009.  The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles.  This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities.  The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income.  Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months.  At March 31, 2008, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $185,673,000.  This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and NOW accounts, which totaled $415,051,000 March 31, 2008.

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

Item 1A.  Risk Factors

Information regarding risk factors appears in Part I – Item 1A – Risk Factors of our report on Form 10-K for the fiscal year ended December 31, 2007.  There have been no material changes from risk factors previously disclosed in our report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding our purchase of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2008 to January 31, 2008	-	-	-	99,250
February 1, 2008 to February 29, 2008	-	-	-	99,250
March 1, 2008 to March 31, 2008	-	-	-	99,250
Total	-	-	-	99,250

On June 20, 2007, we announced a new stock repurchase plan of the purchase of up to 115,000 shares of common stock and cancelled all prior outstanding stock repurchase authorizations.  The shares may be purchased in private or open-market purchases, including block transactions.   As of March 31, 2008, we have repurchased a cumulative total of 1,199,470 shares.  All shares have been adjusted for the 15% stock dividend issued in November 2007.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

On January 22, 2008 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.15 per share of common stock, which dividend was paid on March 7, 2008 to holders of record as of the close of business on February 22, 2008.

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

COMMUNITY CAPITAL CORPORATION

By:	/s/ WILLIAM G. STEVENS
William G. Stevens President & Chief Executive Officer

Date: May 13, 2008	By:	/s/ R. WESLEY BREWER
R. Wesley Brewer Chief Financial Officer