Form 10-Q
period 2008-06-30
COMMUNITY CAPITAL CORP /SC/
filed 2008-08-12
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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
4,468,235 shares of common stock, $1.00 par value, as of July 25, 2008

COMMUNITY CAPITAL CORPORATION

Index

PART I. - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - June 30, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations -
	Six months ended June 30, 2008 and 2007 and three months ended June 30, 2008 and 2007	4

	Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
	Six months ended June 30, 2008 and 2007	5

	Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2008 and 2007	6

	Notes to Condensed Consolidated Financial Statements	7-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-29

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	30

Item 4.	Controls and Procedures	30-31

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Under Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Balance Sheets
PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements
	June 30,	December 31,
(Dollars in thousands)	2008	2007
Assets	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$15,110	$29,142
Interest-bearing deposit accounts	188	267
Total cash and cash equivalents	15,298	29,409
Securities:
Securities available-for-sale	67,492	71,542
Securities held-to-maturity (estimated fair value of $285
at June 30, 2008 and $290 at December 31, 2007)	270	270
Nonmarketable equity securities	9,659	9,503
Total securities	77,421	81,315

Loans held for sale	1,014	631

Loans receivable	644,895	645,154
Less allowance for loan losses	(9,876)	(6,759)
Loans, net	635,019	638,395
Premises and equipment, net	17,696	16,729
Accrued interest receivable	3,732	4,412
Intangible assets	9,731	9,956
Cash surrender value of life insurance	15,599	15,293
Other assets	7,138	4,458
Total assets	$782,648	$800,598
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$69,020	$62,175
Interest-bearing	430,271	457,897
Total deposits	499,291	520,072
Federal funds purchased and securities sold
under agreements to repurchase	66,580	62,266
Advances from the Federal Home Loan Bank	135,475	135,525
Accrued interest payable	1,752	3,134
Junior subordinated debentures	10,310	10,310
Other liabilities	4,716	4,444
Total liabilities	718,124	735,751
Shareholders’ Equity
Common stock, $1.00 par value; 10,000,000 shares authorized,
5,667,705 and 5,603,570 shares issued at June 30, 2008
and December 31, 2007, respectively	5,668	5,604
Nonvested restricted stock	(661)	(443)
Capital surplus	62,425	61,600
Accumulated other comprehensive loss	151	485
Retained earnings	14,356	15,016
Treasury stock at cost; 1,199,470 shares at June 30, 2008
and December 31, 2007, respectively	(17,415)	(17,415)
Total shareholders’ equity	64,524	64,847
Total liabilities and shareholders’ equity	$782,648	$800,598

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$20,853	$21,860	$9,981	$11,268
Investment securities:
Taxable	1,023	953	500	504
Tax-exempt	646	605	323	305
Nonmarketable equity securities	281	259	139	136
Other interest income	4	14	1	3
Total	22,807	23,691	10,944	12,216

Interest expense:
Deposits	6,127	7,939	2,574	4,093
Federal Home Loan Bank advances	2,956	2,774	1,459	1,449
Other interest expense	1,098	1,529	489	773
Total	10,181	12,242	4,522	6,315

Net interest income	12,626	11,449	6,422	5,901
Provision for loan losses	4,500	325	2,500	125
Net interest income after provision for loan losses	8,126	11,124	3,922	5,776

Other operating income:
Service charges on deposit accounts	1,169	1,185	583	602
Residential mortgage origination fees	603	578	329	320
Fees from brokerage services	93	105	48	48
Income from fiduciary activities	956	746	488	365
Gain on sales of securities available-for-sale	98	-	1	-
Gain on sale of fixed assets	-	15	-	-
Other operating income	755	625	367	311
Total	3,674	3,254	1,816	1,646

Other operating expenses:
Salaries and employee benefits	5,908	5,514	2,992	2,770
Net occupancy expense	656	548	327	266
Amortization of intangible assets	225	235	111	116
Furniture and equipment expense	478	434	243	225
Loss on sales of securities available-for-sale	-	53	-	-
Other operating expenses	3,138	2,693	1,656	1,448
Total	10,405	9,477	5,329	4,825

Income before income taxes	1,395	4,901	409	2,597
Income tax provision	187	1,483	(18)	809

Net income	$1,208	$3,418	$427	$1,788

Basic net income per share	$0.27	$0.78	$0.10	$0.41
Diluted net income per share	$0.27	$0.77	$0.10	$0.40

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the six months ended June 30, 2008 and 2007
(Unaudited)
(Dollars in thousands)	Common Stock
			Nonvested Restricted Stock	Capital Surplus	Retained Earnings	Accumulated Other Compre-hensive Income	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2006	4,817,827	$4,818	$(558)	$47,671	$24,386	$(269)	$(17,122)	$58,926

Net income					3,418			3,418

Other comprehensive loss, net of tax benefit						(433)		(433)

Comprehensive Income								2,985

Exercise of stock options	31,900	32		374				406

Issuance of restricted stock	21,300	21	(443)	422				-

Amortization of deferred compensation on restricted stock			275					275

Forfeitures of restricted stock	(400)		9	(9)				-

Dividends paid ($0.30 per share)					(1,148)			(1,148)

Balance, June 30, 2007	4,870,627	$4,871	$(717)	$48,458	$26,656	$(702)	$(17,122)	$61,444

Balance, December 31, 2007	5,603,570	$5,604	$(443)	$61,600	$15,016	$485	$(17,415)	$64,847

Net income					1,208			1,208

Other comprehensive loss, net of tax benefit						(334)		(334)

Comprehensive Income								874

Cumulative change in accounting principle					(529)			(529)

Exercise of stock options	37,605	37		430				467

Issuance of restricted stock	26,800	27	(422)	395				-

Amortization of deferred compensation on restricted stock			204					204

Forfeitures of restricted stock	(270)							-

Dividends paid ($0.30 per share)					(1,339)			(1,339)

Balance, June 30, 2008	5,667,705	$5,668	$(661)	$62,425	$14,356	$151	$(17,415)	$64,524

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,208	$3,418
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	526	466
Provision for possible loan losses	4,500	325
Amortization of intangible assets	225	236
Amortization less accretion on investments	10	43
Amortization of deferred loan costs	676	708
Amortization of deferred compensation on restricted stock	204	275
(Gain) loss on sales of securities available-for-sale	(98)	53
Net loss on sale of other real estate	4	8
Gain on sale of fixed assets	-	(15)
Cumulative change in accounting principle	(529)	-
Disbursements of loans held for sale	(12,367)	(17,272)
Proceeds of loans held for sale	11,984	16,543
(Increase) decrease in interest receivable	680	(254)
Increase (decrease) in interest payable	(1,382)	402
Increase in other assets	(1,677)	(644)
Increase in other liabilities	272	149
Net cash provided by operating activities	4,236	4,441

Cash flows from investing activities:
Net increase in loans to customers	(2,931)	(41,339)
Purchases of securities available-for-sale	(7,507)	(18,941)
Proceeds from maturities and sales of securities available-for-sale	11,084	9,657
Proceeds from calls and maturities from securities held-to-maturity	-	55
Purchases of nonmarketable equity securities	(515)	(983)
Proceeds from sales of nonmarketable equity securities	359	-
Proceeds from sales of other real estate	45	42
Purchases of premises and equipment	(1,494)	(688)
Proceeds from sales of premises and equipment	1	15
Net cash used by investing activities	(958)	(52,182)

Cash flows from financing activities:
Net increase (decrease)in deposit accounts	(20,781)	29,502
Net increase in federal funds purchased and repos	4,314	2,932
Advances of Federal Home Loan Bank borrowings	19,400	85,000
Repayments of Federal Home Loan Bank borrowings	(19,450)	(65,050)
Dividends paid	(1,339)	(1,148)
Proceeds from exercise of stock options	467	406
Purchase of treasury stock	-	-
Net cash (used) provided by financing activities	(17,389)	51,642

Net increase (decrease) in cash and cash equivalents	(14,111)	3,901

Cash and cash equivalents, beginning of period	29,409	22,474

Cash and cash equivalents, end of period	$15,298	$26,375

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of June 30, 2008 and for the interim periods ended June 30, 2008 and 2007 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2007 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in our 2007 Annual Report.

Note 2 - Supplemental Cash Flow Information

(Dollars in thousands)	Six Months Ended June 30,
	2008	2007
Cash paid during the period for:
Income taxes	$1,373	$1,802
Interest	11,563	11,840

Noncash investing and financing activities:
Foreclosures on loans	$1,131	$68

Note 3 - Shareholders' Equity

During the first six months of 2008, 37,605 options were exercised by our employees and directors with total proceeds of $467,000 at an average exercise price of $12.51. At June 30, 2008, 52,009 options remain unexercised.  All options outstanding were fully vested as of June 30, 2008 and 2007, and for the three and six month periods then ended.  On January 22, 2008, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on March 7, 2008.  On April 16, 2008, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on June 6, 2008.  Total cash paid for cash dividends during the six month period ended June 30, 2008 was $1,339,000.  We issued 26,800 shares of restricted stock on February 1, 2008 at a price of $15.73 per share.  The shares cliff vest in three years and are fully vested on February 1, 2011.

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

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

(Dollars in thousands, except per share)	Six Months Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,208	4,420,705	$0.27
Effect of dilutive securities
Stock options	-	439
Unvested restricted stock	-	39,962
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,208	4,461,106	$0.27

(Dollars in thousands, except per share)	Six Months Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$3,418	4,359,579	$0.78
Effect of dilutive securities
Stock options	-	20,001
Unvested restricted stock	-	39,835
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$3,418	4,419,415	$0.77

(Dollars in thousands, except per share)	Three Months Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$427	4,426,205	$0.10
Effect of dilutive securities
Stock options	-	-
Unvested restricted stock	-	42,030
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$427	4,468,235	$0.10

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings Per Share - continued

(Dollars in thousands, except per share)	Three Months Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,788	4,375,802	$0.41
Effect of dilutive securities
Stock options	-	14,400
Unvested restricted stock	-	40,397
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,788	4,430,599	$0.40

Note 5 - Comprehensive Income

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects:

	Six Months Ended June 30, 2008
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(409)	$140	$(269)
Less: reclassification adjustment for gains realized in net income	(98)	33	(65)
Net unrealized gains (losses) on securities	(507)	173	(334)

Other comprehensive income (loss)	$(507)	$173	$(334)

	Six Months Ended June 30, 2007
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(709)	$241	$(468)
Less: reclassification adjustment for losses realized in net income	53	(18)	35
Net unrealized gains (losses) on securities	(656)	223	(433)

Other comprehensive income (loss)	$(656)	$223	$(433)

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Comprehensive Income - continued

	Three Months Ended June 30, 2008
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(1,278)	$435	$(843)
Less: reclassification adjustment for gains realized in net income	(1)	-	(1)
Net unrealized gains (losses) on securities	(1,279)	435	(844)

Other comprehensive income (loss)	$(1,279)	$435	$(844)

	Three Months Ended June 30, 2007
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(775)	$263	$(512)
Less: reclassification adjustment for gains realized in net income	-	-	-
Net unrealized gains (losses) on securities	(775)	263	(512)

Other comprehensive income (loss)	$(775)	$263	$(512)

Note 6 – Stock Based Compensation

On May 19, 2004, we terminated our 1997 Stock Incentive Plan and replaced it with the 2004 Equity Incentive Plan.  Outstanding options issued under any former Plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance.  At June 30, 2008 and June 30, 2007, there were 52,009 and 103,414, respectively, of options outstanding that had been issued under the plans.

There were no stock options granted during the three and six month periods ended June 30, 2008 and June 30, 2007.

A summary of the status of our stock option plans for the three months ended June 30, 2008 and June 30, 2007, and changes during the periods then ended are presented below:

	2008		2007
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	52,009	$18.01	106,289	$15.31
Exercised	-	-	2,300	12.43
Cancelled	-	-	575	13.61
Outstanding at end of period	52,009	18.01	103,414	15.38

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Stock Based Compensation - continued

A summary of the status of our stock option plans for the six months ended June 30, 2008 and June 30, 2007, and changes during the periods then ended are presented below:

	2008		2007
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	91,339	$15.62	142,341	$14.26
Exercised	37,605	12.43	36,685	11.05
Cancelled	1,725	13.04	2,242	14.97
Outstanding at end of period	52,009	18.01	103,414	15.38

Options exercisable at June 30, 2008 and June 30, 2007 were 52,009 and 103,414, respectively.

The following table summarizes information about the stock options outstanding under our plans at June 30, 2008:

	Options	Remaining
Range of Exercise Prices	Outstanding	Life (years)
Exercisable:
$17.48	38,209	0.54
$19.48	13,800	0.68
Total exercisable	52,009

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

During 2008 and 2007, we issued 26,800 and 24,495 shares, respectively, of restricted stock pursuant to the 2004 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested on February 1, 2011 and February 1, 2010, respectively.  The weighted-average fair value of restricted stock issued during 2008 and 2007 was $15.73 and $18.10, respectively.  All share amounts have been updated for the 15% stock dividend issued in November 2007.  Compensation cost associated with these and prior issuances were $204,000 and $275,000 for the six months ended June 30, 2008 and 2007, respectively, and $102,000 and $144,000 for the three months ended June 30, 2008 and 2007, respectively.  At June 30, 2008, we had 144,953 stock awards available for grant under the 2004 Equity Incentive Plan.  All share amounts have been updated for the 15% stock dividend issued in November 2007.

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

Level 1
Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries, and money market funds.

Level 2
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2008:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$-	$67,492	$-

Mortgage loans held for sale	-	1,014	-
Total	$-	$68,506	$-

COMMUNITY CAPITAL CORPORATION

Note 7 – Fair Value Measurements - continued

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2008 was $17,464,000.  The Company has no assets or liabilities whose fair values are measured on a nonrecurring basis using level 1 or level 3 inputs.

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of June 30, 2008 compared to December 31, 2007 and the results of operations for the six and three months ended June 30, 2008 compared to the six and three months ended June 30, 2007.  These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

	Average Balances, Income and Expenses, and Rates
	For the Three Months Ended
	June 30, 2008			June 30, 2007
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$653,252	9,991	6.15%	$606,779	11,302	7.47%
Securities, taxable (3)	38,811	500	5.18%	46,630	504	4.34%
Securities, nontaxable (3)(4)	29,262	446	6.13%	25,048	395	6.33%
Nonmarketable equity securities	9,661	139	5.79%	9,056	136	6.02%
Fed funds sold and other	266	2	3.02%	237	3	5.08%
Total earning assets	731,252	11,078	6.09%	687,750	12,340	7.20%
Non-earning assets	59,836			64,047
Total assets	$791,088			$751,797

Liabilities:
Interest bearing liabilities:
Interest bearing transaction accounts	230,424	709	1.24%	216,585	1,629	3.02%
Savings accounts	36,285	205	2.27%	39,547	258	2.62%
Time deposits	185,149	1,663	3.61%	180,974	2,207	4.89%
Other short-term borrowings	54,835	306	2.24%	46,213	592	5.14%
Federal Home Loan Bank borrowings	135,527	1,459	4.33%	125,583	1,449	4.63%
Junior subordinated debentures	10,310	180	7.02%	10,310	180	7.00%
Total interest bearing liabilities	652,530	4,522	2.79%	619,212	6,315	4.09%
Non-interest bearing liabilities	73,149			70,956
Shareholders’ equity	65,409			61,629
Total liabilities and shareholders’ equity	$791,088			$751,797
Net interest spread			3.30%			3.11%
Net interest income/margin		$6,556	3.61%		$6,025	3.51%

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

(1)	Annualized for the three month period.
(2)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(3)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(4)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

The tax-effected net interest spread and net interest margin were 3.30% and 3.61%, respectively, for the three month period ended June 30, 2008, compared to 3.11% and 3.51% for the three month period ended June 30, 2007.  During the three months ended June 30, 2008, earning assets averaged $731,252,000, compared to $687,750,000 for the three months ended June 30, 2007.  Interest earning assets exceeded interest earning liabilities by $78,722,000, and $68,538,000 for the three month periods ended June 30, 2008 and June 30, 2007, respectively.  Our margin has expanded slightly over the periods compared primarily due to a significant decline in short term rates.  As a result of this decline, our money market accounts, certificates of deposits, and overnight wholesale funds have repriced downward more quickly than our loan portfolio.  We have recently experienced upward rate pressures on our funding base and do not expect continued margin expansion.

For the three months ended June 30, 2008, our tax-effected net interest income, the major component of our net income, was $6,556,000 compared to $6,025,000 for the same period of 2007, an increase of $531,000 or 8.81%.  The average rate realized on interest-earning assets decreased to 6.09% from 7.20%, while the average rate paid on interest-bearing liabilities also decreased to 2.79% from 4.09% for the three month periods ended June 30, 2008 and 2007, respectively.

Our tax-effected interest income for the three months ended June 30, 2008 was $11,078,000, which consisted of $9,991,000 on loans, $1,085,000 on investments, and $2,000 on fed funds sold and interest bearing deposits with correspondent banks.  The tax-effected income for the three months ended June 30, 2007 was $12,340,000, which consisted of $11,302,000 on loans, $1,035,000 on investments, and $3,000 on fed funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the three months ended June 30, 2008 and June 30, 2007, represented 90.19% and 91.59%, respectively, of total interest income.  Average loans represented 89.33% and 88.23% of average earning assets for the three month periods ended June 30, 2008 and June 30, 2007, respectively.

Interest expense for the three months ended June 30, 2008 was $4,522,000, which consisted of $2,577,000 related to deposits and $1,945,000 related to other borrowings.  Interest expense for the three months ended June 30, 2007 was $6,315,000, which consisted of $4,094,000 related to deposits and $2,221,000 related to other borrowings.  Interest expense on deposits for the three months ended June 30, 2008 and June 30, 2007 represented 56.99% and 64.83%, respectively, of total interest expense.  Average interest bearing deposits represented 69.25% and 70.59% of average interest bearing liabilities for the three months ended June 30, 2008 and June 30, 2007, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

	Average Balances, Income and Expenses, and Rates
	For the Six Months Ended
	June 30, 2008			June 30, 2007
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$655,017	20,876	6.41%	$594,830	21,906	7.43%
Securities, taxable (3)	39,619	1,023	5.19%	44,293	953	4.34%
Securities, nontaxable (3)(4)	29,287	891	6.12%	25,798	813	6.36%
Nonmarketable equity securities	9,587	281	5.89%	8,763	259	5.96%
Fed funds sold and other	280	4	2.87%	540	14	5.23%
Total earning assets	733,790	23,075	6.32%	674,224	23,945	7.16%
Non-earning assets	61,975			63,296
Total assets	$795,765			$737,520

Liabilities:
Interest bearing liabilities:
Interest bearing transaction accounts	235,081	1,883	1.61%	206,189	2,998	2.93%
Savings accounts	36,059	441	2.46%	39,376	503	2.58%
Time deposits	189,778	3,803	4.03%	185,641	4,438	4.82%
Other short-term borrowings	52,635	737	2.82%	45,437	1,168	5.18%
Federal Home Loan Bank borrowings	135,518	2,956	4.39%	119,960	2,774	4.66%
Junior subordinated debentures	10,310	361	7.04%	10,310	361	7.06%
Total interest bearing liabilities	659,381	10,181	3.11%	606,913	12,242	4.07%
Non-interest bearing liabilities	71,068			69,761
Shareholders’ equity	65,316			60,846
Total liabilities and shareholders’ equity	$795,765			$737,520
Net interest spread			3.21%			3.09%
Net interest income/margin		$12,894	3.53%		$11,703	3.50%

(1)	Annualized for the six month period.
(2)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(3)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(4)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

The tax-effected net interest spread and net interest margin were 3.21% and 3.53%, respectively, for the six month period ended June 30, 2008, compared to 3.09% and 3.50% for the six month period ended June 30, 2007.  During the six months ended June 30, 2008, earning assets averaged $733,790,000, compared to $674,224,000 for the six months ended June 30, 2007.  Interest earning assets exceeded interest earning liabilities by $74,409,000, and $67,311,000 for the six month periods ended June 30, 2008 and June 30, 2007, respectively.

For the six months ended June 30, 2008, our tax-effected net interest income, the major component of our net income, was $12,894,000 compared to $11,703,000 for the same period of 2007, an increase of $1,191,000 or 10.18%.  The average rate realized on interest-earning assets decreased to 6.32% from 7.16%, and the average rate paid on interest-bearing liabilities decreased to 3.11% from 4.07% for the six month periods ended June 30, 2008 and 2007, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Our tax-effected interest income for the six months ended June 30, 2008 was $23,075,000, which consisted of $20,876,000 on loans, $2,195,000 on investments, and $4,000 on fed funds sold and interest bearing deposits with correspondent banks.  The tax-effected income for the six months ended June 30, 2007 was $23,945,000, which consisted of $21,906,000 on loans, $2,025,000 on investments, and $14,000 on fed funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the six months ended June 30, 2008 and June 30, 2007, represented 90.47% and 91.48%, respectively, of total interest income.  Average loans represented 89.26% and 88.22% of average earning assets for the six month periods ended June 30, 2008 and June 30, 2007, respectively.

Interest expense for the six months ended June 30, 2008 was $10,181,000, which consisted of $6,127,000 related to deposits and $4,054,000 related to other borrowings.  Interest expense for the six months ended June 30, 2007 was $12,242,000, which consisted of $7,939,000 related to deposits and $4,303,000 related to other borrowings.  Interest expense on deposits for the six months ended June 30, 2008 and June 30, 2007 represented 60.18% and 64.85%, respectively, of total interest expense.  Average interest bearing deposits represented 69.90% and 71.05% of average interest bearing liabilities for the six months ended June 30, 2008 and June 30, 2007, respectively.

Analysis of Changes in Net Interest Income

The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the time periods indicated.

	Three Months Ended
	June 30, 2008 vs. 2007			June 30, 2007 vs. 2006
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$820	$(2,131)	$(1,311)	$1,811	$481	$2,292
Securities, taxable	(92)	88	(4)	33	20	53
Securities, nontaxable	64	(13)	51	(37)	6	(31)
Nonmarketable equity securities	9	(6)	3	47	6	53
Federal funds sold and other	-	(1)	(1)	(2)	1	(1)
Total interest income	801	(2,063)	(1,262)	1,852	514	2,366
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	98	(1,018)	(920)	281	147	428
Savings accounts	(20)	(33)	(53)	2	67	69
Time deposits	50	(594)	(544)	(74)	355	281
Total interest-bearing deposits	128	(1,645)	(1,517)	209	569	778
Other short-term borrowings	95	(381)	(286)	6	14	20
Federal Home Loan Bank advances	111	(101)	10	669	16	685
Junior subordinated debentures	-	-	-	32	-	32
Total interest expense	334	(2,127)	(1,793)	916	599	1,515
Net interest income	$467	$64	$531	$936	$(85)	$851

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

	Six Months Ended
	June 30, 2008 vs. 2007			June 30, 2007 vs. 2006
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$2,089	$(3,119)	$(1,030)	$3,701	$1,136	$4,837
Securities, taxable	(108)	178	70	13	41	54
Securities, nontaxable	107	(29)	78	(60)	12	(48)
Nonmarketable equity securities	24	(2)	22	90	11	101
Federal funds sold and other	(5)	(5)	(10)	9	(1)	8
Total interest income	2,107	(2,977)	(870)	3,753	1,199	4,952
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	375	(1,490)	(1,115)	464	411	875
Savings accounts	(41)	(21)	(62)	5	146	151
Time deposits	97	(732)	(635)	20	852	872
Total interest-bearing deposits	431	(2,243)	(1,812)	489	1,409	1,898
Other short-term borrowings	163	(594)	(431)	(18)	103	85
Federal Home Loan Bank advances	345	(163)	182	1,277	112	1,389
Junior subordinated debentures	-	-	-	32	-	32
Total interest expense	939	(3,000)	(2,061)	1,780	1,624	3,404
Net interest income	$1,168	$23	$1,191	$1,973	$(425)	$1,548

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses – continued

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at June 30, 2008 to meet presently known and inherent risks in the loan portfolio.

For the six months ended June 30, 2008, total provision expense was $4,500,000, compared to $325,000 for the six month period ended June 30, 2007.  For the three months ended June 30, 2008, provision expense totaled $2,500,000 as compared to $125,000 for the same period in 2007. The increase in provision expense during the second quarter was primarily due to the decrease in market valuations on nonaccrual and impaired loans.  Additionally, the increase in provision was due to the increase in net charge offs to $1,383,000 for the six months ended June 30, 2008, compared to $95,000 for the six months ended June 30, 2007.  Net charge offs for the three month period June 30, 2008 were $107,000 compared to $40,000 for the three months ended June 30, 2007.  Of the $1.4 million in charge offs during the first six months of 2008, 85.91% represent partial write downs on three relationships, all of which were secured by real estate.   The allowance for loan losses was 1.53% of total loans at June 30, 2008, as compared to 1.05% at June 30, 2007.

At June 30, 2008, criticized and classified loans totaled $67,950,000, an increase of $49,359,000 from $18,591,000 at June 30, 2007.  Our nonperforming and impaired loans totaled $17,464,000 at June 30, 2008 compared to $1,480,000 at June 30, 2007.    Criticized and classified loans totaled $47,171,000 at March 31, 2008 and $25,719,000 at December 31, 2007, and nonperforming and impaired loans totaled $18,126,000 at March 31, 2008 and $2,424,000 at December 31, 2007.  As economic conditions began to decline during the third and fourth quarter of 2007 and markets experienced declining real estate demand and real estate values, we simultaneously took certain measures to enhance our internal review processes and procedures.  In doing so, we believe we are in a position to identify potential credit risks early and implement timely action plans to minimize portfolio risks and potential loan losses.  We aggressively manage our non-performing loans by applying a conservative risk rating, appropriately reserving for potential losses and consistently managing and reviewing these loans.

Noninterest Income

Total noninterest income for the six months ended June 30, 2008 was $3,674,000, an increase of $420,000, or 12.91% compared to $3,254,000 for the six months ended June 30, 2007.  Total noninterest income for the quarter ended June 30, 2008 increased $170,000, or 10.33% to $1,816,000, compared to $1,646,000 at June 30, 2007.

The largest component of noninterest income, service charges on deposit accounts, decreased $16,000, or 1.35% from the six months ended June 30, 2007 to the six months ended June 30, 2008 and $19,000, or 3.16% from the three months ended June 30, 2007 to the three months June 30, 2008.  The decrease is mainly due to a reduction in NSF return charges.  Residential mortgage origination fees increased $25,000, or 4.33% from $578,000 to $603,000 for the six months ended June 30, 2008, compared to the six months ended June 30, 2007 and increased $9,000, or 2.81% from $320,000 to $329,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

The income from fiduciary activities increased $210,000, or 28.15% from $746,000 for the six month period ended June 30, 2007 to $956,000 for the six month period ended June 30, 2008, and $123,000, or 33.70% from $365,000 for the three month period ended June 30, 2007 to $488,000 for the three month period ended June 30, 2008.  The increase is primarily a result of our continuing successful efforts to expand assets under management in our wealth management group.  Fees from brokerage services decreased $12,000, or 11.43% from the six months ended June 30, 2007 to the six months ended June 30, 2008 and remained flat for the three months ended June 30, 2008 from the three months ended June 30, 2007.  We realized a gain on the sales/calls of securities available for sale of $98,000 during the six months ended June 30, 2008, compared to a loss of $53,000 on the sales of securities available for sale during the six months ended June 30, 2007.   We realized a gain on the sale of fixed assets of $15,000 during the six months ended June 30, 2007 compared to no gains in 2008.  Other operating income increased $130,000, or 20.80% from the six months ended June 30, 2007 to the six months ended June 30, 2008 and $56,000, or 18.01% from the three months ended June 30, 2007 to the three months ended June 30, 2008.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Expense

Total noninterest expense for the first six months of 2008 was $10,405,000, an increase of $928,000, or 9.79%, when compared to $9,477,000 for the first six months of 2007.  For the quarter ended June 30, 2008, noninterest expense was $5,329,000, an increase of $504,000, or 10.45%, over the comparable period of 2007.

The primary component of noninterest expense is salaries and benefits, which increased $394,000, or 7.15%, from $5,514,000 for the six months ended June 30, 2007 to $5,908,000 for the six months ended June 30, 2008, and increased $222,000, or 8.01%, from $2,770,000 for the three months ending June 30, 2007 to $2,992,000 for the three months ended June 30, 2008.  Net occupancy expense increased $108,000 or 19.71% for the six month period ending June 30, 2008 over the related period in 2007, and increased $61,000, or 22.93% for the three months ending June 30, 2008 compared to the same period in 2007.  The increases in occupancy expense are primarily due to the full service office location in Greenville, South Carolina that opened during the fourth quarter of 2007 and the relocation of our full service banking office in Clinton, South Carolina in May 2008.  The amortization of intangible assets decreased $10,000, or 4.26% to $225,000 from the six month period ended June 30, 2007 to the six month period ended 2008, and decreased $5,000, or 4.31% from the three month period ended June 30, 2007 to the three months ended June 30, 2008.  Furniture and equipment expense increased $44,000, or 10.14% from the six month period ended June 30, 2007 to the six month period ended June 30, 2008, and increased $18,000, or 8.00% from the three month period ended June 30, 2007 to the three month period ended June 30, 2008.  We realized a net loss on sales of securities available for sale of $53,000 for the six months ended June 30, 2007 compared to a gain of $98,000 for the six months ended June 30, 2008.  Other operating expenses were $3,138,000 for the six months ended June 30, 2008, as compared to $2,693,000 for the same period in 2007, an increase of $445,000, or 16.52%.  Other operating expenses increased $208,000 or 14.36% for the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007.  We have experienced increases in FDIC assessments during the three and six months ended June 30, 2008 compared to the same periods in 2007 and expect these levels to persist going forward.  In addition, during 2008 we have experienced increases in expenses related to loan collection efforts.

Income Taxes

For the six months ended June 30, 2008 and 2007, the effective income tax rate was 13.41% and 30.26%, respectively, and the income tax provision was $187,000 and $1,483,000, respectively.  For the quarter ended June 30, 2008, the effective tax rate was (4.40) % compared to 31.15% for the second quarter of 2007.  The decrease in tax rates for the three and six month periods ended June 30, 2008 compared to June 30, 2007 were primarily due to a higher percentage of pretax income being derived from tax free sources.

Net Income

The combination of the above factors resulted in net income of $1,208,000 for the six months ended June 30, 2008 compared to $3,418,000 for the comparable period in 2007, a decrease of $2,210,000, or 64.66%.  For the quarter ended June 30, 2008, net income was $427,000, a decrease of $1,361,000, or 76.12% when compared to the second quarter of 2007.

Assets and Liabilities

During the first six months of 2008, total assets decreased $17,950,000, or 2.24%, when compared to December 31, 2007.  We experienced a decrease of $259,000, or 0.04% in the loan area during the first six months of 2008.  Total investment securities decreased $3,894,000, or 4.79%, to $77,421,000 at June 30, 2008 compared to $81,315,000 at December 31, 2007.  Cash and due from banks decreased $14,111,000, or 47.98% during the first six months of 2008 to $15,298,000 at June 30, 2008 compared to $29,409,000 at December 31, 2007.   The decrease in cash and due from banks at June 30, 2008 compared to December 31, 2007 was due to a large incoming wire on December 31, 2007 that inflated year end balances and new procedures for reducing balances held at one of our correspondent banks.  On the liability side, total deposits decreased $20,781,000, or 4.00%, to $499,291,000 at June 30, 2008 from $520,072,000 at December 31, 2007.  Total federal funds purchased and repurchase agreements increased $4,314,000, or 6.93%,  from $62,266,000 at December 31, 2007 to $66,580,000 at June 30, 2008.  Our advances from Federal Home Loan Bank decreased $50,000, or 0.04%, from $135,525,000 at December 31, 2007 to $135,475,000 at June 30, 2008.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Investment Securities

Investment securities decreased $3,894,000 or 4.79% to $77,421,000 at June 30, 2008 from $81,315,000 at December 31, 2007.  Securities available for sale decreased $4,050,000, or 5.66% during the first six months of 2008 and nonmarketable equity securities increased $156,000, or 1.64% during the first six months of 2008.  As of June 30, 2008, securities available for sale totaling $18,440,000 were in an unrealized loss position. Of these, approximately 3.07%, or one individual security was in a continuous loss position for twelve months or more.  We have the ability and intent to hold this security until such time as the value recovers or the security matures.

Loans

Loans receivable decreased $259,000, or 0.04%, since December 31, 2007.  The largest increase was in real estate construction, which increased $35,059,000, or 20.97%, to $202,239,000 at June 30, 2008. The largest decrease was in real estate – mortgage and commercial, which decreased $32,372,000, or 8.88% to $332,295,000 at June 30, 2008 from $364,667,000 at December 31, 2007.  Consumer installment loans decreased $4,017,000, or 16.26% to $20,689,000 at June 30, 2008.  Balances within the major loan receivable categories as of June 30, 2008 and December 31, 2007 are as follows:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Commercial and agricultural	$44,202	$44,467
Real estate – construction	202,239	167,180
Real estate – mortgage and commercial	332,295	364,667
Home equity	44,066	42,628
Consumer, installment	20,689	24,706
Consumer, credit card and checking	1,404	1,506
	$644,895	$645,154

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Risk Elements in the Loan Portfolio

We incorporate by reference under this heading the disclosures under the heading “Provision and Allowance for Loan Losses” under this Item 2 of Part I.

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)	June 30,
	2008	2007
Loans:
Nonaccrual and impaired loans	$17,975	$1,480
Accruing loans more than 90 days past due	$50	$368

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:
Criticized	$36,316	$13,106
Classified	$31,634	$5,485

Criticized and classified loans increased $49,359,000, or 265.50% from $18,591,000 at June 30, 2007 to $67,950,000 at June 30, 2008.  The increase was primarily due to the current economic downturn and related decline in demand for residential real estate.  As a result of the slowing demand, several development lenders are having significant cash flow issues.  Furthermore, residential real estate values are declining further exacerbating these cash flow issues.  Nonaccrual and impaired loans increased $16,495,000, or 1,114.53% from $1,480,000 at June 30, 2007 to $17,975,000 at June 30, 2008.  The increase was primarily due to four lending relationships totaling approximately $13.5 million, which we believe are now adequately secured.

Activity in the Allowance for Loan Losses is as follows:
(Dollars in thousands)	June 30,
	2008	2007
Balance, January 1,	$6,759	$6,200
Provision for loan losses for the period	4,500	325
Charge-offs	(1,487)	(140)
Recoveries	104	45

Balance, end of period	$9,876	$6,430

Gross loans outstanding, end of period	$644,895	$614,107

Allowance for loan losses to loans outstanding	1.53%	1.05%

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	June 30,
	2008	2007
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	17,975	1,480

Total impaired loans	$17,975	$1,480

Valuation allowance related to impaired loans	$2,500	$77

(Dollars in thousands)	June 30,
	2008	2007
Average investment in impaired loans	$18,018	$1,643

Interest income recognized on impaired loans	$169	$8

Interest income recognized on a cash basis on impaired loans	$33	$8

Total impaired loans increased $16,495,000, or 1,114.53%, from June 30, 2007 to June 30, 2008.  The valuation allowance related to impaired loans increased $2,423,000, or 3,146.75%, from June 30, 2007 to June 30, 2008.  The level of impaired increased primarily due to the deterioration in four lending relationships totaling approximately $13.5 million, all of which are secured by real estate.  Total impaired loans represent 2.79% of total loans outstanding as of June 30, 2008, compared to 0.24% at June 30, 2007.

Premises and Equipment

Our purchases of fixed assets during the first six months of 2008 totaled $1,494,000.  Of this amount, $672,000 was during the second quarter of 2008.  Total fixed assets, net of depreciation, increased $967,000 during the first six months of 2008.  The increase during the first six months of 2008 were primarily due to additions related to the relocation of our full-service branch located in Clinton, South Carolina, which opened in May 2008, and also due to additions related to the new full-service office located in Greenville, South Carolina that opened in November 2007.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Deposits

Total deposits decreased $20,781,000, or 4.00%, to $499,291,000 at June 30, 2008 from $520,072,000 at December 31, 2007.  We experienced an increase in noninterest-bearing deposits of 11.00% from $62,175,000 at December 31, 2007 to $69,020,000 at June 30, 2008.  Interest bearing deposits decreased $27,626,000, or 6.03% to $430,270,000 at June 30, 2008 from $457,897,000 at December 31, 2007.  The largest decrease was in money market accounts, which decreased $25,402,000, or 18.02% to $115,532,000 at June 30, 2008, from $140,934,000 at December 31, 2007.  Brokered deposits increased $4,520,000, or 11.67% to $43,264,000 at June 30, 2008 from $38,744,000 at December 31, 2007.

Balances within the major deposit categories as of June 30, 2008 and December 31, 2007 are as follows:

(Dollars in thousands)	June 30, 2008	December 31, 2007

Noninterest-bearing demand deposits	$69,020	$62,175
Interest-bearing demand deposits	64,057	63,866
Money market accounts	115,532	140,934
Brokered deposits	43,264	38,744
Savings deposits	36,226	36,117
Certificates of deposit	171,192	178,236
	$499,291	$520,072

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us decreased $50,000 to $135,475,000 as of June 30, 2008 compared to $135,525,000 at December 31, 2007.  Of the $135,475,000 in advances with Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
07/13/09	5.21% - fixed, callable 07/14/08	$5,000
07/13/09	5.03% - fixed, callable 07/14/08	10,000
02/26/10	4.77% - fixed	10,000
03/17/10	5.92% - fixed, callable 09/17/08	5,000
03/28/11	4.68% - fixed, callable 09/30/08	10,000
12/07/11	4.12% - fixed, callable 09/08/08	10,000
02/09/12	4.61% - fixed, callable 08/11/08	10,000
03/01/12	4.32% - fixed, callable 09/02/08	10,000
05/18/12	4.62% - fixed, callable 05/18/09	5,000
06/14/12	4.94% - fixed, callable 09/15/08	10,000
03/05/13	1.94% - fixed, callable 03/05/09	5,400
01/16/15	2.77% - fixed, callable 01/19/10	10,000
06/03/15	3.36% - fixed, callable 09/03/08	15,000
02/02/17	4.31% - fixed, callable 08/04/08	10,000
05/18/17	4.15% - fixed, callable 08/18/08	10,000
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

The following table summarizes capital ratios and the regulatory minimum requirements at June 30, 2008:

	Tier 1	Total	Tier 1
	Risk-based	Risk-based	Leverage
Actual ratio:
Community Capital Corporation	10.01%	11.26%	8.28%
CapitalBank	9.83%	11.08%	8.12%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

Shareholders’ equity was increased by the $467,000 proceeds from the exercise of stock options and net income of $1,208,000 for the first six months of 2008.  Due to changes in the market rates of interest, the fair value of our securities available-for-sale decreased, which had the effect of decreasing shareholders’ equity by $334,000 net of the deferred taxes for the six months ended June 30, 2008 when compared to December 31, 2007.  Total equity was also reduced by cash dividends of $1,339,000 and amortization of deferred compensation on restricted stock of $204,000 for the six months ended June 30, 2008.

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

For the near term, maturities and sales of securities available-for-sale are expected to be a source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities.  We also expect to build our deposit base. Advances from the Federal Home Loan Bank and our correspondent banks will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $59,893,000 in advances under the terms of our agreement with the Federal Home Loan Bank.  We have $10,000,000 available in a revolving line of credit with another bank.  Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $13,846,000 million of unused lines of credit to purchase federal funds.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2008, we had issued commitments to extend credit of $97,982,000 and standby letters of credit of $5,230,000 through various types of commercial lending arrangements.  Approximately $73,157,000 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2008.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments
to extend credit	$2,929	$4,145	$34,796	$41,870	$56,112	$97,982
Standby letters of
credit	411	586	4,177	5,174	56	5,230
Total	$3,340	$4,731	$38,973	$47,044	$56,168	$103,212

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

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”).  The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted.  The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles.  This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities.  The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income.  Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months.  At June 30, 2008, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $142,299,000.  This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and NOW accounts, which totaled $363,669,000 at June 30, 2008.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding our purchase of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

April 1, 2008 to April 30, 2008	-	-	-	99,250

May 1, 2008 to May 31, 2008	-	-	-	99,250

June 1, 2008 to June 30, 2008	-	-	-	99,250

Total	-	-	-	99,250

On June 20, 2007, we announced a new stock repurchase plan of the purchase of up to 115,000 shares of common stock , and cancelled all prior outstanding stock repurchase authorizations.  The shares may be repurchased in private or open-market purchases, including block transactions.  As of June 30, 2008, we have repurchased a cumulative total of 1,199,470 shares.  All shares have been adjusted for the 15% stock dividend issued in November 2007.

Item 3.  Defaults Upon Senior Securities

Not Applicable

COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION - continued

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting was held on May 21, 2008.
(b)
At the annual meeting, all director nominees named in (c) below were elected.  The following directors continued in office after the meeting:  Harold Clinkscales Jr., Wayne Q. Justesen, B. Marshall Keys, Clinton C. Lemon Jr. George B. Park, George D. Rodgers, and William G. Stevens.

(c)	The matters voted upon at the meeting and the votes cast with respect to each matter were as follows:

Election of Directors:

	For	Withheld

Patricia C. Hartung	3,537,768	82,583

Miles Loadholt	3,547,858	72,493

Thomas C. Lynch Jr.	3,359,375	260,976

H. Edward Munnerlyn	3,545,063	75,288

Lex D. Walters, PhD	3,295,398	324,953

At the same meeting, the following proposals were voted upon and approved, with the votes on each proposal as indicated below:

Ratification of Appointment of Elliott Davis, LLC as on independent auditors for the fiscal year ending December 31, 2008:

For	Against	Abstentions	Broker Non-Vote
3,535,726	81,797	2,828	0

Item 5.  Other Information

On January 22, 2008 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.15 per share of common stock, which dividend was paid on March 7, 2008 to holders of record as of the close of business on February 22, 2008.

On April 16, 2008 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.15 per share of common stock, which dividend was paid on June 6, 2008 to holders of record as of the close of business on May 23, 2008.

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

COMMUNITY CAPITAL CORPORATION

	By:	/s/ WILLIAM G. STEVENS
William G. Stevens President & Chief Executive Officer

Date: August 12, 2008	By:	R. WESLEY BREWER
R. Wesley Brewer Chief Financial Officer