Form 10-Q
period 2008-09-30
COMMUNITY CAPITAL CORP /SC/
filed 2008-11-12
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒  Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008 or

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
4,467,605 shares of common stock, $1.00 par value, as of October 23, 2008

COMMUNITY CAPITAL CORPORATION

Index

PART I. - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - September 30, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations -
	Nine months ended September 30, 2008 and 2007 and three months ended September 30, 2008 and 2007	4

	Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
	Nine months ended September 30, 2008 and 2007	5

	Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2008 and 2007	6

	Notes to Condensed Consolidated Financial Statements	7-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-29

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	30

Item 4.	Controls and Procedures	30-31

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Under Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	33

Item 6.	Exhibits	34

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Balance Sheets
PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Assets	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$16,969	$29,142
Interest-bearing deposit accounts	279	267
Total cash and cash equivalents	17,248	29,409
Securities:
Securities available-for-sale	73,055	71,542
Securities held-to-maturity (estimated fair value of $283 at September 30, 2008 and $290 at December 31, 2007)	270	270
Nonmarketable equity securities	10,474	9,503
Total securities	83,799	81,315

Loans held for sale	232	631

Loans receivable	645,558	645,154
Less allowance for loan losses	(10,853)	(6,759)
Loans, net	634,705	638,395
Premises and equipment, net	17,479	16,729
Accrued interest receivable	3,723	4,412
Intangible assets	9,619	9,956
Cash surrender value of life insurance	15,754	15,293
Other assets	7,441	4,458
Total assets	$790,000	$800,598

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$68,563	$62,175
Interest-bearing	452,108	457,897
Total deposits	520,671	520,072
Federal funds purchased and securities sold under agreements to repurchase	33,678	62,266
Advances from the Federal Home Loan Bank	153,605	135,525
Accrued interest payable	1,700	3,134
Junior subordinated debentures	10,310	10,310
Other liabilities	5,129	4,444
Total liabilities	725,093	735,751
Shareholders’ Equity
Common stock, $1.00 par value; 10,000,000 shares authorized, 5,667,075 and 5,603,570 shares issued at September 30, 2008 and December 31, 2007, respectively	5,667	5,604
Nonvested restricted stock	(548)	(443)
Capital surplus	62,410	61,600
Accumulated other comprehensive income (loss)	(90)	485
Retained earnings	14,883	15,016
Treasury stock at cost; 1,199,470 shares at September 30, 2008 and December 31, 2007, respectively	(17,415)	(17,415)
Total shareholders’ equity	64,907	64,847
Total liabilities and shareholders’ equity	$790,000	$800,598

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$30,324	$33,526	$9,471	$11,666
Investment securities:
Taxable	1,543	1,561	520	608
Tax-exempt	968	886	322	281
Nonmarketable equity securities	373	396	92	137
Other interest income	5	17	1	3
Total	33,213	36,386	10,406	12,695

Interest expense:
Deposits	8,552	12,340	2,425	4,401
Federal Home Loan Bank advances	4,518	4,223	1,562	1,449
Other interest expense	1,522	2,244	424	715
Total	14,592	18,807	4,411	6,565

Net interest income	18,621	17,579	5,995	6,130
Provision for loan losses	5,600	625	1,100	300
Net interest income after provision for loan losses	13,021	16,954	4,895	5,830

Other operating income:
Service charges on deposit accounts	1,841	1,796	672	611
Residential mortgage origination fees	918	919	315	341
Fees from brokerage services	127	181	34	76
Income from fiduciary activities	1,398	1,142	442	396
Gain on sales of securities available-for-sale	98	-	-	-
Gain on sale of fixed assets	-	15	-	-
Other operating income	1,143	958	388	332
Total	5,525	5,011	1,851	1,756

Other operating expenses:
Salaries and employee benefits	8,643	8,309	2,735	2,795
Net occupancy expense	996	832	340	284
Amortization of intangible assets	337	353	112	118
Furniture and equipment expense	743	658	265	224
Loss on sales of securities available-for-sale	-	470	-	417
Other operating expenses	4,826	4,107	1,688	1,414
Total	15,545	14,729	5,140	5,252

Income before income taxes	3,001	7,236	1,606	2,334
Income tax provision	597	2,181	410	698

Net income	$2,404	$5,055	$1,196	$1,636

Basic net income per share	$0.54	$1.33	$0.27	$0.43
Diluted net income per share	$0.54	$1.31	$0.27	$0.42

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the nine months ended September 30, 2008 and 2007
(Unaudited)

(Dollars in thousands)	Common Stock		Nonvested Restricted Stock	Capital Surplus	Retained Earnings	Accumulated Other Compre-hensive Income	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2006	4,817,827	$4,818	$(558)	$47,671	$24,386	$(269)	$(17,122)	$58,926

Net income					5,055			5,055
Other comprehensive loss, net of tax benefit						326		326
Comprehensive Income								5,381
Exercise of stock options	33,400	33		394				427
Issuance of restricted stock	21,300	21	(443)	422				-
Amortization of deferred compensation on restricted Stock			412					412
Forfeitures of restricted stock	(500)		11	(11)				-
Dividends paid ($0.45 per share)					(1,726)			(1,726)
Purchase of treasury stock (5,000 shares)							(105)	(105)
Balance, September 30, 2007	4,872,027	$4,872	$(578)	$48,476	$27,715	$57	$(17,227)	$63,315

Balance, December 31, 2007	5,603,570	$5,604	$(443)	$61,600	$15,016	$485	$(17,415)	$64,847

Net income					2,404			2,404
Other comprehensive loss, net of tax benefit						(575)		(575)
Comprehensive Income								1,829
Cumulative change in accounting principle					(529)			(529)
Exercise of stock options	37,605	37		430				467
Issuance of restricted stock	26,800	27	(422)	395				-
Amortization of deferred compensation on restricted Stock			302					302
Forfeitures of restricted stock	(900)	(1)	15	(15)				(1)
Dividends paid ($0.45 per share)					(2,008)			(2,008)
Balance, September 30, 2008	5,667,075	$5,667	$(548)	$62,410	$14,883	$(90)	$(17,415)	$64,907

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,404	$5,055
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	825	703
Provision for possible loan losses	5,600	625
Amortization of intangible assets	337	353
Amortization less accretion on investments	11	54
Amortization of deferred loan costs	982	1,115
Amortization of deferred compensation on restricted stock	302	412
(Gain) loss on sales of securities available-for-sale	(98)	470
Loss on sale of other real estate	9	8
Gain on sale of fixed assets	-	(15)
Cumulative change in accounting principle	(529)	-
Disbursements of loans held for sale	(16,563)	(26,180)
Proceeds of loans held for sale	16,963	25,814
(Increase) decrease in interest receivable	689	(472)
Increase (decrease) in interest payable	(1,434)	337
Increase in other assets	(1,706)	(1,016)
Increase in other liabilities	685	706
Net cash provided by operating activities	8,477	7,969

Cash flows from investing activities:
Net increase in loans to customers	(4,817)	(60,409)
Purchases of securities available-for-sale	(15,248)	(32,752)
Proceeds from maturities and sales of securities available-for-sale	12,950	25,596
Proceeds from maturities and sales of securities held-to-maturity	-	55
Purchases of nonmarketable equity securities	(3,194)	(983)
Proceeds from sales of nonmarketable equity securities	2,223	-
Proceeds from sales of other real estate	473	103
Purchases of premises and equipment	(1,582)	(1,422)
Proceeds from sales of premises and equipment	7	15
Net cash used by investing activities	(9,188)	(69,797)

Cash flows from financing activities:
Net increase in deposit accounts	599	45,486
Net increase (decrease) in federal funds purchased and repos	(28,588)	(2,231)
Advances of Federal Home Loan Bank borrowings	58,255	85,000
Repayments of Federal Home Loan Bank borrowings	(40,175)	(65,075)
Dividends paid	(2,008)	(1,726)
Proceeds from exercise of stock options	467	427
Purchase of treasury stock	-	(105)
Net cash provided by financing activities	(11,450)	61,776

Net decrease in cash and cash equivalents	(12,161)	(52)

Cash and cash equivalents, beginning of period	29,409	22,474

Cash and cash equivalents, end of period	$17,248	$22,423

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of September 30, 2008 and for the interim periods ended September 30, 2008 and 2007 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2007 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in our 2007 Annual Report.

Note 2 - Supplemental Cash Flow Information

(Dollars in thousands)	Nine Months Ended September 30,
	2008	2007
Cash paid during the period for:
Income taxes	$1,809	$2,791
Interest	15,974	18,470

Noncash investing and financing activities:
Foreclosures on loans	$1,925	$84

Note 3 - Shareholders' Equity

During the first nine months of 2008, there were 37,605 options exercised by our employees and directors with total proceeds of $467,000 at an average exercise price of $12.43. At September 30, 2008, 51,721 options remain unexercised.  All options outstanding were fully vested as of September 30, 2008 and 2007, and for the three and nine month periods then ended.  On January 22, 2008, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on March 7, 2008.     On April 16, 2008, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on June 6, 2008.  On July 23, 2008, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on September 5, 2008.  Total cash paid for cash dividends during the nine month period ended September 30, 2008 was $2,008,000.  We issued 26,800 shares of restricted stock on February 1, 2008 at a price of $15.73 per share.  The shares cliff vest in three years and are fully vested on February 1, 2011.

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

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

(Dollars in thousands, except per share)	Nine Months Ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$2,404	4,424,301	$0.54
Effect of dilutive securities
Stock options	-	72
Unvested restricted stock	-	38,841
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$2,404	4,463,214	$0.54

(Dollars in thousands, except per share)	Nine Months Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$5,055	3,797,572	$1.33
Effect of dilutive securities
Stock options	-	15,479
Unvested restricted stock	-	32,623
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$5,055	3,845,674	$1.31

(Dollars in thousands, except per share)	Three Months Ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,196	4,431,413	$0.27
Effect of dilutive securities
Stock options	-	-
Unvested restricted stock	-	36,623
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,196	4,468,036	$0.27

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings Per Share - continued

(Dollars in thousands, except per share)	Three Months Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,636	3,810,625	$0.43
Effect of dilutive securities
Stock options	-	11,753
Unvested restricted stock	-	28,657
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,636	3,851,035	$0.42

Note 5 - Comprehensive Income

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects:

	Nine Months Ended September 30, 2008
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(773)	$263	$(510)
Less: reclassification adjustment for gains realized in net income	98	(33)	65
Net unrealized gains (losses) on securities	(871)	296	(575)

Other comprehensive income (loss)	$(871)	$296	$(575)

	Nine Months Ended September 30, 2007
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$964	$(328)	$636
Less: reclassification adjustment for losses realized in net income	(470)	160	(310)
Net unrealized gains (losses) on securities	494	(168)	326

Other comprehensive income (loss)	$494	$(168)	$326

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 - Comprehensive Income - continued

	Three Months Ended September 30, 2008
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(364)	$123	$(241)
Less: reclassification adjustment for gains (losses) realized in net income	-	-	-
Net unrealized gains (losses) on securities	$(364)	$123	$(241)

Other comprehensive income (loss)	$(364)	$123	$(241)

	Three Months Ended September 30, 2007
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,565	$(532)	$1,033
Less: reclassification adjustment for gains realized in net income	(417)	142	(275)
Net unrealized gains (losses) on securities	$1,148	$(390)	$758

Other comprehensive income (loss)	$1,148	$(390)	$758

Note 6 – Stock Based Compensation

On May 19, 2004, we terminated our 1997 Stock Incentive Plan and replaced it with the 2004 Equity Incentive Plan.  Outstanding options issued under any former Plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance.  At September 30, 2008 and September 30, 2007, there were 51,721 and 88,425, respectively, of options outstanding that had been issued under the plans.

There were no stock options granted during the three and nine month periods ended September 30, 2008 and September 30, 2007.  A summary of the status of our stock option plans for the three months ended September 30, 2008 and September 30, 2007, and changes during the periods then ended are presented below:

	2008		2007
	Shares	Weighted-Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	52,009	$18.01	89,925	$17.69
Exercised	-	-	1,500	14.17
Cancelled	288	17.48	-	-
Outstanding at end of period	51,721	18.01	88,425	17.75

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Stock Based Compensation - continued

A summary of the status of our stock option plans for the nine months ended September 30, 2008 and September 30, 2007, and changes during the periods then ended are presented below:

	2008		2007
	Shares	Weighted-Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	91,339	$15.62	123,775	$16.40
Exercised	37,605	12.43	33,400	12.78
Cancelled	2,013	13.68	1,950	17.21
Outstanding at end of period	51,721	18.01	88,425	17.75

Options exercisable at September 30, 2008 and September 30, 2007 were 51,721 and 88,425, respectively.

The following table summarizes information about the stock options outstanding under our plans at September 30, 2008:

Range of Exercise Prices	Options Outstanding	Remaining Life (years)

Exercisable:
$17.48	37,921	0.29
$19.48	13,800	0.42

Total exercisable	51,721

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

During 2008 and 2007, we issued 26,800 and 24,495 shares, respectively, of restricted stock pursuant to the 2004 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested on February 1, 2011 and February 1, 2010, respectively.  The weighted-average fair value of restricted stock issued during 2008 and 2007 was $15.73 and $18.10, respectively.  Compensation cost associated with these and prior issuances were $302,000 and $412,000 for the nine months ended September 30, 2008 and 2007, respectively, and $98,000 and $137,000 for the three months ended September 30, 2008 and 2007, respectively.  During the nine months ended September 30, 2008 and 2007, we had 900 and 500 shares, respectively, of restricted stock that were forfeited.  At September 30, 2008, we had 145,583 stock awards available for grant under the 2004 Equity Incentive Plan.  All share amounts have been updated for the 15% stock dividend issued in November 2007.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2008:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$-	$73,055	$-

Mortgage loans held for sale	-	232	-
Total	$-	$73,287	$-

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Fair Value Measurements - continued

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was $27,278,000.  The Company has no assets or liabilities whose fair values are measured on a nonrecurring basis using level 1 or level 3 inputs.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.  In addition, as a result of the economic turmoil in the financial markets and banking industry, the FASB is reviewing the fair value pricing aspects of SFAS 157 and may review some aspect of the standard.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of September 30, 2008 compared to December 31, 2007 and the results of operations for the nine and three months ended September 30, 2008 compared to the nine and three months ended September 30, 2007.  These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended
	September 30, 2008			September 30, 2007
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$645,425	9,481	5.84%	$621,477	11,655	7.44%
Securities, taxable (3)	40,104	521	5.17%	46,785	608	5.16%
Securities, nontaxable (3)(4)	29,550	433	5.83%	28,046	426	6.03%
Nonmarketable equity securities	10,306	92	3.55%	9,056	137	6.00%
Fed funds sold and other	279	1	1.43%	233	3	5.11%
Total earning assets	725,664	10,528	5.77%	705,597	12,829	7.21%
Non-earning assets	57,110			64,035
Total assets	$782,774			$769,632

Liabilities:
Interest bearing liabilities:
Interest bearing transaction accounts	214,021	633	1.18%	230,260	1,794	3.09%
Savings accounts	36,816	197	2.13%	37,995	265	2.77%
Time deposits	189,239	1,595	3.35%	188,675	2,343	4.93%
Other short-term borrowings	43,037	244	2.26%	41,400	531	5.09%
Federal Home Loan Bank borrowings	149,862	1,561	4.14%	125,558	1,449	4.58%
Junior subordinated debentures	10,310	181	6.98%	10,310	183	7.04%
Total interest bearing liabilities	643,285	4,411	2.73%	634,198	6,565	4.10%
Non-interest bearing liabilities	74,709			72,727
Shareholders’ equity	64,780			62,707
Total liabilities and shareholders’ equity	$782,774			$769,632
Net interest spread			3.04%			3.11%
Net interest income/margin		$6,117	3.35%		$6,264	3.52%

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

The tax-effected net interest spread and net interest margin were 3.04% and 3.35%, respectively, for the three month period ended September 30, 2008, compared to 3.11% and 3.52% for the three month period ended September 30, 2007.  During the three months ended September 30, 2008, earning assets averaged $725,664,000, compared to $705,597,000 for the three months ended September 30, 2007.  Interest earning assets exceeded interest bearing liabilities by $82,379,000, and $71,399,000 for the three month periods ended September 30, 2008 and September 30, 2007, respectively.  We have recently experienced modest margin contraction primarily related to the elevated level of nonaccrual loans.  However we do not expect margin contraction to continue absent material changes to market interest rates.

For the three months ended September 30, 2008, our tax-effected net interest income, the major component of our net income, was $6,117,000 compared to $6,264,000 for the same period of 2007, a decrease of $147,000 or 2.35%.  The average rate realized on interest-earning assets decreased to 5.77% from 7.21%, while the average rate paid on interest-bearing liabilities also decreased to 2.73% from 4.10% for the three month periods ended September 30, 2008 and 2007, respectively.

Our tax-effected interest income for the three months ended September 30, 2008 was $10,528,000, which consisted of $9,481,000 on loans, $1,046,000 on investments, and $1,000 on fed funds sold and interest bearing deposits with correspondent banks.  The tax-effected interest income for the three months ended September 30, 2007 was $12,829,000, which consisted of $11,655,000 on loans, $1,171,000 on investments, and $3,000 on fed funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the three months ended September 30, 2008 and September 30, 2007, represented 90.06% and 90.85%, respectively, of total interest income.  Average loans represented 88.94% and 88.08% of average earning assets for the three month periods ended September 30, 2008 and September 30, 2007, respectively.

Interest expense for the three months ended September 30, 2008 was $4,411,000, which consisted of $2,425,000 related to deposits and $1,986,000 related to other borrowings.  Interest expense for the three months ended September 30, 2007 was $6,565,000 which consisted of $4,402,000 related to deposits and $2,163,000 related to other borrowings.  Interest expense on deposits for the three months ended September 30, 2008 and September 30, 2007 represented 54.98% and 67.05%, respectively, of total interest expense.  Average interest bearing deposits represented 68.41% and 72.05% of average interest bearing liabilities for the three months ended September 30, 2008 and September 30, 2007, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Average Balances, Income and Expenses, and Rates

	For the Nine Months Ended
	September 30, 2008			September 30, 2007
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$651,796	30,357	6.22%	$603,810	33,561	7.43%
Securities, taxable (3)	39,781	1,544	5.18%	45,132	1,561	4.62%
Securities, nontaxable (3)(4)	29,375	1,299	5.91%	26,555	1,239	6.24%
Nonmarketable equity securities	9,829	373	5.07%	8,862	396	5.97%
Fed funds sold and other	279	5	2.39%	436	17	5.21%
Total earning assets	731,060	33,578	6.14%	684,795	36,774	7.18%
Non-earning assets	61,120			64,024
Total assets	$792,180			$748,819

Liabilities:
Interest bearing liabilities:
Interest bearning transaction accounts	228,010	2,516	1.47%	214,301	4,792	2.99%
Savings accounts	36,313	638	2.35%	38,911	768	2.64%
Time deposits	189,597	5,398	3.80%	186,663	6,781	4.86%
Other short-term borrowings	49,412	981	2.65%	44,076	1,699	5.15%
Federal Home Loan Bank borrowings	140,334	4,518	4.30%	121,847	4,223	4.63%
Junior subordinated debentures	10,310	542	7.02%	10,310	544	7.05%
Total interest bearing liabilities	653,976	14,593	2.98%	616,108	18,807	4.08%
Non-interest bearing liabilities	73,068			71,238
Shareholders’ equity	65,136			61,473
Total liabilities and shareholders’ equity	$792,180			$748,819
Net interest spread			3.15%			3.10%
Net interest income/margin		$18,985	3.47%		$17,967	3.51%

(1)     Annualized for the nine month period.
(2)     The effect of loans in nonaccrual status and fees collected is not significant to the computations.  All loans and deposits are domestic.
(3)     Average investment securities exclude the valuation allowance on securities available-for-sale.
(4)     Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

The tax-effected net interest spread and net interest margin were 3.15% and 3.47%, respectively, for the nine month period ended September 30, 2008, compared to 3.10% and 3.51% for the nine month period ended September 30, 2007.  During the nine months ended September 30, 2008, earning assets averaged $731,060,000, compared to $684,795,000 for the nine months ended September 30, 2007.  Interest earning assets exceeded interest earning liabilities by $77,084,000, and $68,687,000 for the nine month periods ended September 30, 2008 and September 30, 2007, respectively.

For the nine months ended September 30, 2008, our tax-effected net interest income, the major component of our net income, was $18,985,000 compared to $17,967,000 for the same period of 2007, an increase of $1,018,000 or 5.67%.  The average rate realized on interest-earning assets decreased to 6.14% from 7.18%, while the average rate paid on interest-bearing liabilities decreased to 2.98% from 4.08% for the nine month periods ended September 30, 2008 and 2007, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Our tax-effected interest income for the nine months ended September 30, 2008 was $33,578,000, which consisted of $30,357,000 on loans, $3,216,000 on investments, and $5,000 on fed funds sold and interest bearing deposits with correspondent banks.  The tax-effected income for the nine months ended September 30, 2007 was $36,774,000, which consisted of $33,561,000 on loans, $3,196,000 on investments, and $17,000 on fed funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the nine months ended September 30, 2008 and September 30, 2007, represented 90.41% and 91.26%, respectively, of total interest income.  Average loans represented 89.16% and 88.17% of average earning assets for the nine month periods ended September 30, 2008 and September 30, 2007, respectively.

Interest expense for the nine months ended September 30, 2008 was $14,593,000, which consisted of $8,552,000 related to deposits and $6,041,000 related to other borrowings.  Interest expense for the nine months ended September 30, 2007 was $18,807,000 which consisted of $12,341,000 related to deposits and $6,466,000 related to other borrowings.  Interest expense on deposits for the nine months ended September 30, 2008 and September 30, 2007 represented 58.60% and 65.62%, respectively, of total interest expense.  Average interest bearing deposits represented 69.41% and 71.40% of average interest bearing liabilities for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Analysis of Changes in Net Interest Income

The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the time periods indicated.

	Three Months Ended
	September 30, 2008 vs. 2007			September 30, 2007 vs. 2006
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$429	$(2,603)	$(2,174)	$1,540	$250	$1,790
Securities, taxable	(88)	1	(87)	58	92	150
Securities, nontaxable	22	(15)	7	15	(7)	8
Nonmarketable equity securities	17	(62)	(45)	32	5	37
Federal funds sold and other	1	(3)	(2)	(3)	-	(3)
Total interest income	381	(2,682)	(2,301)	1,642	340	1,982
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	(119)	(1,042)	(1,161)	324	187	511
Savings accounts	(8)	(60)	(68)	(5)	57	52
Time deposits	7	(755)	(748)	(42)	251	209
Total interest-bearing deposits	(120)	(1,857)	(1,977)	277	495	772
Other short-term borrowings	20	(307)	(287)	17	(11)	6
Federal Home Loan Bank advances	259	(147)	112	507	(12)	495
Junior subordinated debentures	-	(2)	(2)	-	4	4
Total interest expense	159	(2,313)	(2,154)	801	476	1,277
Net interest income	$222	$(369)	$(147)	$841	$(136)	$705

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

	Nine Months Ended
	September 30, 2008 vs. 2007			September 30, 2007 vs. 2006
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$2,535	$(5,739)	$(3,204)	$5,247	$1,380	$6,627
Securities, taxable	(196)	179	(17)	67	162	229
Securities, nontaxable	128	(68)	60	(44)	4	(40)
Nonmarketable equity securities	40	(63)	(23)	122	16	138
Federal funds sold and other	(5)	(7)	(12)	6	(1)	5
Total interest income	2,502	(5,698)	(3,196)	5,398	1,561	6,959
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	289	(2,565)	(2,276)	786	600	1,386
Savings accounts	(49)	(81)	(130)	1	202	203
Time deposits	106	(1,489)	(1,383)	(17)	1,098	1,081
Total interest-bearing deposits	346	(4,135)	(3,789)	770	1,900	2,670
Other short-term borrowings	186	(904)	(718)	(3)	94	91
Federal Home Loan Bank advances	610	(315)	295	1,785	99	1,884
Junior subordinated debentures	-	(2)	(2)	329	4	333
Total interest expense	1,142	(5,356)	(4,214)	2,881	2,097	4,978
Net interest income	$1,360	$(342)	$1,018	$2,517	$(536)	$1,981

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses – continued

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at September 30, 2008 to meet presently known and inherent risks in the loan portfolio.

For the nine months ended September 30, 2008, total provision expense was $5,600,000, compared to $625,000 for the nine month period ended September 30, 2007.  For the three months ended September 30, 2008, provision expense totaled $1,100,000 as compared to $300,000 for the same period in 2007. The increase in provision expense during the third quarter was primarily due to an increase in classified assets particularly related to our real estate development portfolio.  Additionally, the increase in provision was due to the increase in net charge offs to $1,506,000 for the nine months ended September 30, 2008, compared to $225,000 for the nine months ended September 30, 2007.  Net charge offs for the three month period September 30, 2008 were $123,000 compared to $130,000 for the three months ended September 30, 2007.  The allowance for loan losses was 1.68% of total loans at September 30, 2008, as compared to 1.04% at September 30, 2007.

At September 30, 2008, criticized and classified loans totaled $104,688,000, an increase of $86,337,000 from $18,351,000 at September 30, 2007.  Our nonperforming and impaired loans totaled $27,278,000 at September 30, 2008 compared to $1,723,000 at September 30, 2007.    Criticized and classified loans totaled $67,950,000 at June 30, 2008 and $25,719,000 at December 31, 2007, and nonperforming and impaired loans totaled $17,464,000 at June 30, 2008 and $2,424,000 at December 31, 2007.  As economic conditions began to decline during the third and fourth quarter of 2007 and markets experienced declining real estate demand and real estate values, we simultaneously took certain measures to enhance our internal review processes and procedures. In doing so, we believe we are in a position to identify potential credit risks early and implement timely action plans to minimize portfolio risks and potential loan losses.  We aggressively manage our non-performing loans by applying a conservative risk rating, appropriately reserving for potential losses and consistently managing and reviewing these loans.

Noninterest Income

Total noninterest income for the nine months ended September 30, 2008 was $5,525,000, an increase of $514,000, or 10.26% compared to $5,011,000 for the nine months ended September 30, 2007.  Total noninterest income for the quarter ended September 30, 2008 increased $95,000, or 5.41 % to $1,851,000, compared to $1,756,000 at September 30, 2007.

The largest component of noninterest income, service charges on deposit accounts, increased $45,000, or 2.51% from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 and $61,000, or 9.98% from the three months ended September 30, 2007 to the three months September 30, 2008.  Residential mortgage origination fees decreased $1,000, or 0.11% to $918,000 from $919,000 for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007 and decreased $26,000, or 7.62% from $341,000 to $315,000 for the three months ended September 30, 2008, compared to the three months ended September 30, 2007.

The income from fiduciary activities increased $256,000, or 22.42% from the nine month period ended September 30, 2007 to the nine month period ended September 30, 2008, and $46,000, or 11.62% from the three month period ended September 30, 2007 to the three month period ended September 30, 2008.  The increase is primarily a result of our continuing efforts to expand assets under management in our wealth management group.  Fees from brokerage services decreased $54,000, or 29.83% from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 and $42,000, or 55.26% for the three months ended September 30, 2007 to the three months ended September 30, 2008.    We realized a gain on the sales/calls of securities available for sale of $98,000 for the nine months ended September 30, 2008, compared to a loss of $470,000 during the same period of 2007.  During the third quarter of 2007, we sold $14.2 million in available-for-sale securities with an average tax equivalent yield of 3.89% and reinvested the proceeds in a similar amount of new investment securities with an average tax equivalent yield of 5.84%.  The restructuring resulted in a pre-tax loss of $417,000, however the loss will be offset by an increase in interest income.  We realized a gain on the sale of fixed assets of $15,000 during the nine months ended September 30, 2007 compared to no gains or losses for the nine months ended September 30, 2008.  Other operating income increased $185,000, or 19.31% from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 and increased $56,000, or 16.87% from the three months ended September 30, 2007 to the three months ended September 30, 2008.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Expense

Total noninterest expense for the first nine months of 2008 was $15,545,000, an increase of $816,000, or 5.54%, when compared to $14,729,000 for the first nine months of 2007.  For the quarter ended September 30, 2008, noninterest expense was $5,140,000, a decrease of $112,000, or 2.13%, over the comparable period of 2007.

The primary component of noninterest expense is salaries and benefits, which increased $334,000, or 4.02%, from $8,309,000 for the nine months ended September 30, 2007 to $8,643,000 for the nine months ended September 30, 2008, and decreased $60,000, or 2.15%, from $2,795,000 for the three months ended September 30, 2007 to $2,735,000 for the three months ended September 30, 2008.  Net occupancy expense increased $164,000 for the nine month period ending September 30, 2008, an increase of 19.71% over the related period in 2007, and increased $56,000, or 19.72% for the three months ending September 30, 2008 compared to the same period in 2007.  The amortization of intangible assets decreased $16,000, or 4.53% to $337,000 from the nine month period ended September 30, 2007 to the nine month period ended  September 30, 2008, and decreased $6,000, or 5.08% from the three month period ended September 30, 2007 to the three months ended September 30, 2008.  Furniture and equipment expense increased $85,000, or 12.92% from the nine month period ended September 30, 2007 to the nine month period ended September 30, 2008, and increased $41,000, or 18.30% from the three month period ended September 30, 2007 to the three month period ended September 30, 2008.  We realized a net loss on sales of securities available for sale of $470,000 for the nine months ended September 30, 2007 compared to a gain of $98,000 for the nine months ended September 30, 2007.  During the third quarter of 2007, we sold $14.2 million in available-for-sale securities with an average tax equivalent yield of 3.89% and reinvested the proceeds in a similar amount of new investment securities with an average tax equivalent yield of 5.84%.  The restructuring resulted in a pre-tax loss of $417,000, however will be offset by an increase in interest income.  Other operating expenses were $4,826,000 for the nine months ended September 30, 2008, as compared to $4,107,000 for the same period in 2007, an increase of $719,000, or 17.51%.  For the quarter ended September 30, 2008, other operating expenses were $1,688,000, an increase of $274,000, or 19.38%, over the comparable period of 2007.

Income Taxes

For the nine months ended September 30, 2008 and 2007, the effective income tax rate was 19.89% and 30.14%, respectively, and the income tax provision was $597,000 and $2,181,000, respectively.  For the quarter ended September 30, 2008, the effective tax rate was 25.53% compared to 29.91% for the third quarter of 2007.  The amount of tax free income as a percentage of gross income is higher in the three and nine months ended September 30, 2008 when compared to the same periods of 2007 due to a decline in income.

Net Income

The combination of the above factors resulted in net income of $2,404,000 for the nine months ended September 30, 2008 compared to $5,055,000 for the comparable period in 2007, a decrease of $2,651,000, or 52.44%.  For the quarter ended September 30, 2008, net income was $1,196,000, a decrease of $440,000, or 26.89% when compared to the third quarter of 2007.

Assets and Liabilities

During the first nine months of 2008, total assets decreased $10,598,000, or 1.32%, when compared to December 31, 2007.  We experienced an increase of $404,000, or 0.06% in the loan area during the first nine months of 2008. Total investment securities increased 3.05%, or $2,484,000, when compared to December 31, 2007.  Cash and due from banks decreased $12,161,000, or 41.35% during the first nine months of 2008 to $17,248,000 compared to $29,409,000 at December 31, 2007.  The decrease in cash and due from banks at September 30, 2008 compared to December 31, 2007 was due to a large incoming wire on December 31, 2007 that inflated year end balances and new procedures for reducing balances held at one of our correspondent banks by sweeping funds out a day earlier from our item processor.  On the liability side, total deposits increased $599,000, or 0.12%, to $520,671,000 at September 30, 2008.  Total federal funds purchased and repurchase agreements decreased $28,588,000, or 45.92% from $62,266,000 at December 31, 2007 to $33,678,000 at September 30, 2008.   Our advances from Federal Home Loan Bank increased $18,080,000, or 13.34%, from $135,525,000 at December 31, 2007 to $153,605,000 at September 30, 2008.  These advances were utilized to pay down our federal funds purchased position as part of our daily funds management.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Investment Securities

Investment securities increased $2,484,000 or 3.05% to $83,799,000 at September 30, 2008 from $81,315,000 at December 31, 2007.  Securities available for sale increased $1,513,000, or 2.11% during the first nine months of 2008 and nonmarketable equity securities increased $971,000, or 1.19% during the first nine months of 2008.  During the third quarter of 2007, we sold $14.2 million in available-for-sale securities with an average tax equivalent yield of 3.89% and reinvested the proceeds in a similar amount of new investment securities with an average tax equivalent yield of 5.84%.  As of September 30, 2008, securities available for sale totaling $21,147,000 were in an unrealized loss position. Of these, approximately 2.38%, or one individual security, was in a continuous loss position for twelve months or more.  We have the ability and intent to hold this security until such time as the value recovers or the security matures.

Loans

Loans receivable increased $404,000, or 0.06%, since December 31, 2007.  The largest increase was in real estate construction, which increased $31,307,000, or 18.73%, to $198,487,000 at September 30, 2008. Mortgage and commercial real estate loans decreased $30,603,000, or 8.39% to $334,064,000 at September 30, 2008 from $364,667,000 at December 31, 2007.  The increase in real estate construction and decrease in mortgage and commercial real estate loans from December 31, 2007 to September 30, 2008 was primarily due to changes in the coding of loans.

Balances within the major loan receivable categories as of September 30, 2008 and December 31, 2007 are as follows:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Commercial and agricultural	$42,531	$44,467
Real estate – construction	198,487	167,180
Real estate – mortgage and commercial	334,064	364,667
Home equity	46,453	42,628
Consumer, installment	22,622	24,706
Consumer, credit card and checking	1,401	1,506
	$645,558	$645,154

Risk Elements in the Loan Portfolio

We incorporate by reference under this heading the disclosures under the heading “Provision and Allowance for Loan Losses” under this Item 2 of Part I.

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)	September 30,
	2008	2007
Loans:
Nonaccrual and impaired loans	$27,278	$1,723
Accruing loans more than 90 days past due	$586	$723

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:
Criticized	$33,300	$12,526
Classified	$71,388	$5,825

Criticized and classified loans increased $86,337,000, or 470.48% from $18,351,000 at September 30, 2007 to $104,688,000 at September 30, 2008.  The increase is primarily due to the current economic downturn and related decline in demand for residential real estate.  As a result of the slowing demand, several development lenders are having significant cash flow issues.  Furthermore, residential real estate values are declining further exacerbating these cash flow issues.  Nonaccrual and impaired loans increased $25,555,000, or 1,483.17% from $1,723,000 at September 30, 2007 to $27,278,000 at September 30, 2008.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Risk Elements in the Loan Portfolio - continued

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	September 30,
	2008	2007
Balance, January 1,	$6,759	$6,200
Provision for loan losses for the period	5,600	625
Charge-offs	(1,630)	(289)
Recoveries	124	64

Balance, end of period	$10,853	$6,600

Gross loans outstanding, end of period	$645,558	$632,624

Allowance for loan losses to loans outstanding	1.68%	1.04%

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	September 30,
	2008	2007
Impaired loans without a valuation allowance	$9,318	$-
Impaired loans with a valuation allowance	17,960	1,723

Total impaired loans	$27,278	$1,723

Valuation allowance related to impaired loans	$3,348	$109

(Dollars in thousands)	September 30,
	2008	2007
Average investment in impaired loans	$27,333	$2,152

Interest income recognized on impaired loans	$410	$20

Interest income recognized on a cash basis on impaired loans	$128	$20

Total impaired loans increased $25,555,000, or 1,483.17%, from September 30, 2007 to September 30, 2008.  The valuation allowance related to impaired loans increased $3,239,000, or 2,971.56%, from September 30, 2007 to September 30, 2008.  The level of impaired loans increased primarily due to the deterioration of seven lending relationships totaling approximately $20.9 million, all of which are secured by real estate.  Total impaired loans represent 4.22% of total loans outstanding as of September 30, 2008, compared to 0.27% at September 30, 2007.

Premises and Equipment

Our purchases of fixed assets during the first nine months of 2008 totaled $1,582,000.  Of this amount, $88,000 was during the third quarter of 2008.  Total fixed assets, net of depreciation, increased $750,000 during the first nine months of 2008.  The increase during the first nine months of 2008 were primarily due to additions related to the relocation of our full-service branch located in Clinton, South Carolina, which opened in May 2008, and also due to additions related to the new full-service office located in Greenville, South Carolina that opened in November 2007.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Deposits

Total deposits increased $599,000, or 0.12%, to $520,671,000 at September 30, 2008 from $520,072,000 at December 31, 2007.  We experienced an increase in non-interest bearing deposits of 10.27% from $62,175,000 at December 31, 2007 to $68,563,000 at September 30, 2008.  Interest bearing deposits decreased 1.26% to $452,108,000 at September 30, 2008 from $457,897,000 at December 31, 2007.  Certificates of deposits increased $13,918,000 or 7.81% from $178,236,000 at December 31, 2007 to $192,154,000 at September 30, 2008.  We experienced an increase in brokered deposits of $15,221,000, or 39.29%, to $53,965,000 at September 30, 2008.  Money market accounts decreased $35,393,000 or 25.11% from December 31, 2007 to September 30, 2008.

Balances within the major deposit categories as of September 30, 2008 and December 31, 2007 are as follows:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Noninterest-bearing demand deposits	$68,563	$62,175
Interest-bearing demand deposits	63,487	63,866
Money market accounts	105,541	140,934
Brokered deposits	53,965	38,744
Savings deposits	36,961	36,117
Certificates of deposit	192,154	178,236
	$520,671	$520,072

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us increased $18,080,000 to $153,605,000 as of September 30, 2008 compared to $135,525,000 at December 31, 2007.  The increase in advances was utilized to pay down our federal funds purchased position.  Of the $153,605,000 in advances with Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
02/26/10	4.77% - fixed	$10,000
03/17/10	5.92% - fixed, callable 12/17/08	5,000
03/28/11	4.68% - fixed, callable 12/29/08	10,000
12/07/11	4.12% - fixed, callable 12/08/08	10,000
02/09/12	4.61% - fixed, callable 11/10/08	10,000
03/01/12	4.32% - fixed, callable 12/01/08	10,000
05/18/12	4.62% - fixed, callable 05/18/09	5,000
06/14/12	4.94% - fixed, callable 12/15/08	10,000
03/05/13	1.94% - fixed, callable 03/05/09	5,400
01/16/15	2.77% - fixed, callable 01/19/10	10,000
06/03/15	3.36% - fixed, callable 12/03/08	15,000
02/02/17	4.31% - fixed, callable 11/03/08	10,000
05/18/17	4.15% - fixed, callable 11/18/08	10,000
		$120,400

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

The following table summarizes capital ratios and the regulatory minimum requirements at September 30, 2008:

	Tier 1	Total	Tier 1
	Risk-based	Risk-based	Leverage
Actual ratio:
Community Capital Corporation	10.29%	11.55%	8.47%
CapitalBank	10.10%	11.36%	8.30%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

During the nine months ended September 30, 2008, shareholders’ equity was increased by the $467,000 proceeds from the exercise of stock options and net income of $2,404,000.  Due to changes in the market rates of interest, the fair value of our securities available-for-sale decreased, which had the effect of decreasing shareholders’ equity by $575,000 net of the deferred taxes for the nine months ended September 30, 2008 when compared to December 31, 2007.  Total equity was also reduced by cash dividends paid during the nine months ended September 30, 2008 which totaled $2,008,000 and amortization of deferred compensation on restricted stock of $302,000 for the nine months ended September 30, 2008.

Total equity was also reduced by the $529,000 for the cumulative effect of the change in accounting principle for recognizing a liability for postretirement  cost of insurance for split-dollar life insurance coverage, as prescribed under Emerging Issues Task Form (“EITF”)Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements”.

For the near term, maturities and sales of securities available-for-sale are expected to be a source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities.  We also expect to continue to build our deposit base. Advances from the Federal Home Loan Bank and our correspondent banks will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $43,315,000 in advances under the terms of our agreement with the Federal Home Loan Bank.  We have $10,000,000 available in a revolving line of credit with another bank.  Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $32,800,000 million of unused lines of credit to purchase federal funds.

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”).  Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investment in participating financial institutions that will qualify as Tier 1 capital.  Based on our risk-weighted assets as of June 30, 2008, we may be eligible to issue up to $19.1 million in new senior preferred stock under the program.  We are evaluating whether to participate in the Capital Purchase Program.  Regardless of our participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At September 30, 2008, we had issued commitments to extend credit of $94,410,000 and standby letters of credit of $4,570,000 through various types of commercial lending arrangements.  Approximately $74,560,000 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2008.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments to extend credit	$5,519	$1,973	$31,697	$39,189	$55,221	$94,410
Standby letters of credit	227	325	3,957	4,509	61	4,570
Total	$5,746	$2,298	$35,654	$43,698	$55,282	$98,980

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

FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008.  FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions.  Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee.  If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption.  After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting.  The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes.  It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”).  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 7) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles.  This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities.  The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income.  Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months.  At September 30, 2008, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by $81,356,000.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding our purchase of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008	-	-	-	99,250
August 1, 2008 to August 31, 2008	-	-	-	99,250
September 1, 2008 to September 30, 2008	-	-	-	99,250
Total	-	-	-	99,250

On June 20, 2007, we announced a new stock repurchase plan of the purchase of up to 115,000 shares of common stock and cancelled all prior outstanding stock repurchase authorizations.  The shares may be repurchased in private or open-market purchases, including block transactions.  As of September 30, 2008, we have repurchased a cumulative total of 1,199,470 shares.  All shares have been adjusted for the 15% stock dividend issued on November 2007.

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

On July 23, 2008 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.15 per share of common stock, which dividend was paid on September 5, 2008 to holders of record as of the close of business on August 22, 2008.

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

COMMUNITY CAPITAL CORPORATION

By:	/s/ WILLIAM G. STEVENS
William G. Stevens President & Chief Executive Officer

Date: November 12, 2008	By:	/s/ R. WESLEY BREWER
R. Wesley Brewer Chief Financial Officer