Form 10-K
period 2008-12-31
COMMUNITY CAPITAL CORP /SC/
filed 2009-03-18
CIK 832847

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

Commission file number: 0-18460

COMMUNITY CAPITAL CORPORATION
(Exact name of Registrant as specified in its charter)

South Carolina	57-0866395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1402-C Highway 72 West Greenwood, South Carolina	29649
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (864) 941-8200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange
Title of Each Class	On Which Reported

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2008, based on the closing price of the common stock as reported by The NASDAQ Global Market on such date, was approximately $45.6 million.  The registrant has no outstanding non-voting common equity.

The number of outstanding common shares of the registrant as of March 13, 2009, was 4,516,790.

Documents Incorporated By Reference:  Portions of the registrant’s Proxy Statement relating to its 2009 Annual Meeting of Shareholders, to be filed subsequently, are incorporated herein by reference in Part III.

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

Market Areas

At December 31, 2008, CapitalBank had banking locations in, Abbeville, Anderson, Belton, Calhoun Falls, Clemson, Clinton, Greenville, Greenwood, Greer, Honea Path, Newberry, Prosperity, and Saluda, South Carolina.

The following table sets forth certain information concerning CapitalBank at December 31, 2008:

	Number of Locations	Total Assets	Total Loans	Total Deposits
		(Dollars in thousands)
CapitalBank	18	$788,678	$642,696	$513,708

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

Lending Activities

General.  Through CapitalBank, we offer a range of lending services, including real estate, consumer, and commercial loans, to individuals and small business and other organizations that are located in or conduct a substantial portion of their business in CapitalBank’s market areas.  Our total loans at December 31, 2008, totaled $641.7 million, or 87.48% of total earning assets.  The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, availability of funds, and government regulations.  We have no foreign loans or loans for highly leveraged transactions.

Our primary focus has been on real estate construction loans and commercial mortgage loans to individuals and small to medium-sized businesses in our market areas, as well as residential mortgage loans.  These three loan types totaled approximately $577.7 million and constituted approximately 90.02% of our loan portfolio at December 31, 2008.

The following table sets forth the composition of our loan portfolio for each of the five years in the period ended December 31, 2008.

Loan Composition

(Dollars in thousands)

	December 31,
	2008	2007	2006	2005	2004
Commercial, financial and agricultural	6.77%	6.89%	7.83%	8.20%	10.62%
Real estate:
Construction	28.89	25.92	24.88	22.90	11.33
Mortgage:
Residential	36.61	39.13	39.08	37.50	41.94
Commercial (1)	24.52	24.00	24.07	26.53	30.29
Consumer and other	3.21	4.06	4.14	4.87	5.82
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Total loans (dollars)	$641,737	$645,154	$573,639	$465,892	$425,628

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

Employees

Including the employees of CapitalBank, we currently have in the aggregate 182 full-time employees and 13 part-time employees.

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

·	Requirement that issuers disclose whether they have adopted a code of ethics for senior executives and any waivers or changes in the code.

·	Requirement that CEOs and CFOs disgorge incentive compensation and profits from their sales of company securities after restatement of financial information.

·	Prohibition against directors and executive officers from transacting in company equity securities received in connection with employment during any pension fund blackout of such equity.

·	Requirement that SEC reviews each issuer’s periodic reports at least once every three years.

·	Acceleration of the time schedule during which Forms 10-K and 10-Q and 8-K must be filed for certain issuers and expansion of the items reportable under Form 8-K.

·
Issuance of new requirements regarding the obligations of attorneys to report evidence of a material violation of securities law or breach of fiduciary duty to the issuer’s chief legal counsel or chief executive officer and ultimately to the Board of Directors.

·	Adoption of new rules regarding statutes of limitation and penalties with respect to securities law violations.

Though the Sarbanes-Oxley Act had a meaningful impact on our operations, we do not believe that we have been affected by Sarbanes-Oxley in ways that are materially different or more onerous than other public companies of similar size and nature.

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

Reserve Requirement

The FDIC maintains a risk based assessment system for determining deposit insurance premiums. Four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating.  During 2008, all insured depository institutions paid deposit insurance premiums ranging between 5 and 7 basis points on an institution’s assessment base for institutions in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 40 basis points for institutions in risk categories II, III and IV.  The levels of rates are subject to periodic adjustment by the FDIC.  Depository institutions will also pay premiums for the increased coverage provided by the FDIC.

Commencing in 2009, the premium rates increased by 7 basis points in each category for the first quarter of 2009.  For the second quarter of 2009 and beyond, the FDIC has issued a final rule providing for further changes in rates, which introduces three adjustments that could be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount other than those received through a deposit placement network on a reciprocal basis.  The schedule for base assessment rates and potential adjustment is set forth in the following table:

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV
Initial Base Assessment Rate	12-16	22	32	45
Unsecured Debt Adjustment	(5) - 0	(5) - 0	(5) - 0	(5) - 0
Secured Liability Adjustment	0 - 8	0 - 11	0 - 16	0 - 22.5
Brokered Deposit Adjustment	N/A	0 - 10	0 - 10	0 - 10
Total Base Assessment Rate	7 - 24	17 - 43	27 - 58	40 - 77.5

Additionally, CapitalBank has elected to participate in the FDIC program whereby noninterest bearing transaction account deposits will be insured without limitation through December 31, 2009.  The bank is required to pay an additional premium to the FDIC of 10 basis points on the amount of balances in noninterest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.

Further, in late February 2009, the FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on all banks on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance.  As a result of competitive pressures for deposits, CapitalBank may not be able to adjust deposit rates to offset the cost of increased deposit insurance premiums.  In any event, CapitalBank will have to absorb the cost of the increased premiums until such time as it is able to reprice its time deposits.

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

Capital Adequacy

As an insured depository institution, CapitalBank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the Federal Reserve’s prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

  •   Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution is one (i) having a total capital ratio of 10% or greater, (ii) having a Tier 1 capital ratio of 6% or greater, (iii) having a leverage capital ratio of 5% or greater and (iv) that is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

  •   Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a Tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS rating system.

  •   Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a Tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMEL rating system, a leverage capital ratio of less than 3%.

  •   Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution is one (i) having a total capital ratio of less than 6% or (ii) having a Tier 1 capital ratio of less than 3% or (iii) having a leverage capital ratio of less than 3%.

  •   Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution is one having a ratio of tangible equity to total assets that is equal to or less than 2%.

If the appropriate federal banking regulator determines, after notice and an opportunity for hearing, that a bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If a bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Moreover, if a bank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the appropriate federal regulator that is subject to a limited performance guarantee by the bank. A bank also would become subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan.

Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate Federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause the bank to become undercapitalized, it could not pay a management fee or dividend to us.

As of December 31, 2008, CapitalBank was considered “well capitalized”, pursuant to the above regulatory standards.

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

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). Most recently, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which contains a wide array of provisions aimed at stimulating the U.S. economy, was signed into law.  There can be no assurance, however, as to the actual impact that the EESA, ARRA and their implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, ARRA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 and their implementing regulations, and actions by the FDIC, cannot be predicted at this time.   The programs established or to be established under the EESA, ARRA and Troubled Asset Relief Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the TARP Capital Purchase Program will limit (without the consent of the Department of Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. It will also subject us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums even if we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The affects of participating or not participating in any such programs and the extent of our participation in such programs cannot reliably be determined at this time.

Our estimated allowance for loan losses may be inadequate and future increases in the allowance would reduce earnings.

We are exposed to the risk that our customers will be unable to repay their loans according to the contractual terms and that any collateral securing the payment of these loans will not be sufficient to ensure full repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results and ability to meet obligations. The volatility and deterioration in markets may also increase our risk for credit losses. We evaluate the collectability of our loan portfolio and provide an allowance for loan losses that we believe to be adequate based on a variety of factors including but not limited to: the risk characteristics of various classifications of loans, previous loan loss experience, specific loans that have loss potential, delinquency trends, estimated fair market value of the collateral, current economic conditions, the views of our regulators, and geographic and industry loan concentrations. If our evaluation is incorrect and borrower defaults cause losses that exceed our allowance for loan losses, our earnings could be significantly and adversely affected. No assurance can be given that the allowance will be adequate to cover loan losses inherent in our portfolio. We may experience losses in our loan portfolios or perceive adverse conditions and trends that may require us to significantly increase our allowance for loan losses in the future, a decision that would reduce earnings.

Recent negative developments in the financial industry and the credit markets may adversely affect our operations and results.

Negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2010. Loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Global securities markets, and bank holding company stock prices in particular, have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, significant new federal laws and regulations relating to financial institutions, including, without limitation, the Emergency Economic Stabilization Act of 2008 and the U.S. Treasury Department's Capital Purchase Program, have been adopted. Furthermore, the potential exists for additional federal or state laws and regulations regarding, among other matters, lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. We can provide no assurance regarding the manner in which any new laws and regulations will affect us.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2008, approximately 90.07% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The weakening of the real estate markets in our geographic footprint may result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Liquidity needs could adversely affect our results of operations and financial condition.

We rely on dividends from CapitalBank as our primary source of funds. The primary sources of funds of CapitalBank are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. These rates are normally in line with general market rates.  However, we may pay above-market rates to attract deposits as we have done in some of our marketing promotions in the past. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, and the volume of loan originations in our mortgage banking business. We attempt to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments.

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Our small to medium-sized business target market may have fewer financial resources to weather a downturn in the economy.

We target our commercial development and marketing strategy primarily to serve the banking and financial services needs of small and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact this major economic sector in the markets in which we operate, our results of operations and financial condition may be adversely affected.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. To prepare us for these possibilities, we monitor the financial soundness of companies we deal with. However, there is no assurance that any such losses would not materially and adversely affect our results of operations.

We are exposed to the possibility that more prepayments may be made by customers to pay down loan balances, which could reduce our interest income and profitability.

Prepayment rates stem from consumer behavior, conditions in the housing and financial markets, general United States economic conditions, and the relative interest rates on fixed-rate and adjustable-rate loans. Therefore, changes in prepayment rates are difficult to predict. Recognition of deferred loan origination costs and premiums paid in originating these loans are normally recognized over the contractual life of each loan. As prepayments occur, the rate at which net deferred loan origination costs and premiums are expensed will accelerate. The effect of the acceleration of deferred costs and premium amortization may be mitigated by prepayment penalties paid by the borrower when the loan is paid in full within a certain period of time. If prepayment occurs after the period of time when the loan is subject to a prepayment penalty, the effect of the acceleration of premium and deferred cost amortization is no longer mitigated. We recognize premiums paid on mortgage-backed securities as an adjustment from interest income over the expected life of the security based on the rate of repayment of the securities. Acceleration of prepayments on the loans underlying a mortgage-backed security shortens the life of the security, increases the rate at which premiums are expensed and further reduces interest income. We may not be able to reinvest loan and security prepayments at rates comparable to the prepaid instrument particularly in a period of declining interest rates.

Negative public opinion surrounding our company and the financial institutions industry generally could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding our company and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

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

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer's audited financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with GAAP or are materially misleading.

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

Our stock price may be volatile, which could result in losses to our investors and litigation against us.

Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts' recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, concerns, irrational exuberance on the part of investors, and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector of the economy, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources from our normal business.

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

Our ability to pay cash dividends may be limited by regulatory restrictions, by CapitalBank’s ability to pay cash dividends to our holding company and by our need to maintain sufficient capital to support our operations. The ability of CapitalBank to pay cash dividends to our holding company is limited by its obligations to maintain sufficient capital and by other restrictions on their cash dividends that are applicable to South Carolina state banks and banks that are regulated by the FDIC. If CapitalBank is not permitted to pay cash dividends to our holding company, it is unlikely that we would be able to pay cash dividends on our common stock.

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

ITEM 2.  PROPERTIES.

We operate out of an approximately 3,000 square foot building located on approximately one acre of land leased from a third party in Greenwood, South Carolina.  At December 31, 2008, CapitalBank operated seventeen full service branches and one drive through facility in South Carolina, three of which are located in Greenwood, two of which are located in Abbeville, Anderson and Greer, and one of which is located in each of Newberry, Belton, Greenville, Clemson, Saluda, Prosperity, Honea Path, Clinton and Calhoun Falls.  Of CapitalBank’s branches, fifteen are located on land owned by CapitalBank, two are located on land owned by us and leased to CapitalBank, and one is located on land CapitalBank leases from a third party.  We believe that all of our properties are well maintained and are suitable for their respective present needs and operations.

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

Year	Quarter	High	Low
2008	Fourth	$11.00	$5.85
	Third	11.99	9.05
	Second	15.99	9.30
	First	16.88	14.03

2007	Fourth	$18.90	$14.36
	Third	18.60	16.61
	Second	18.34	16.16
	First	18.69	18.33

The closing price of our common shares as reported by the NASDAQ Global Market on March 13, 2009 was $5.81 per share.  As of March 13, 2009, there were 4,516,790 shares of our common stock outstanding held by approximately 1,425 shareholders of record.  We did not sell any of our equity securities during fiscal year 2008 that were not registered under the Securities Act of 1933, as amended.

Until September 17, 2001, we had not declared or distributed any cash dividends to our shareholders since our organization in 1988.  From and since that time, we have paid cash dividends to our shareholders on a quarterly basis.  The following table reflects the declaration date, the payment date, and the payment amount of cash dividends per share for the two most recent fiscal years.

Year	Declaration Date	Payment Date	Payment Amount

2008	January 22	March 7	$0.15
	April 16	June 6	$0.15
	July 23	September 5	$0.15
	October 22	December 5	$0.15

2007	January 18	March 2	$0.13
	April 18	June 1	$0.13
	July 18	September 7	$0.13
	October 17	December 7	$0.15

Our future dividends are subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions.  Our ability to distribute cash dividends will depend entirely upon CapitalBank’s ability to distribute dividends to us.  As a state bank, CapitalBank is subject to legal limitations on the amount of dividends each is permitted to pay.  In particular, CapitalBank may require approval of the South Carolina State Board of Financial Institutions prior to paying dividends to us.  Furthermore, neither we nor CapitalBank may declare or pay a cash dividend on any of our capital stock if we are insolvent or if the payment of the dividend would render us insolvent or unable to pay our obligations as they become due in the ordinary course of business.  See “Government Supervision and Regulation - Restriction on the Payment of Dividends” under Item 1 of this Form 10-K, “Liquidity Management and Capital Resources” under Item 7 of this Form 10-K, and Note 17 to our accompanying financial statements.

Equity Compensation Plan Information

The following table sets forth, as of the end of December 31, 2008, certain information relating to our compensation plans (including individual compensation arrangements) under which grants of options, restricted stock, or other rights to acquire our common stock may be granted from time to time.  Share and per share amounts have been updated to reflect the 15% stock dividend in 2007.

Plan Category (1)	Number of shares of our common stock to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of shares of our common stock remaining available for future issuance under equity compensation plans (excluding shares of our common stock reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	51,721	$18.01	145,898
Equity compensation plans not approved by security holders	-	-	-
Total	51,721	$18.01	145,898

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

The following graph compares cumulative total shareholder return of our common stock with the NASDAQ composite and the SNL Bank and Thrift Index for the five-year period extending through December 31, 2008. Total shareholder return represents stock price changes and assumes the reinvestment of dividends.  The graph assumes the investment of $100 on December 31, 2003.

	Period Ending
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Community Capital Corporation	100.00	124.66	118.15	113.12	97.62	50.07
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank and Thrift Index	100.00	111.98	113.74	132.90	101.34	58.28

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data

The following selected consolidated financial data for the five years ended December 31, 2008 are derived from our consolidated financial statements and other data.  The selected consolidated financial data should be read in conjunction with our consolidated financial statements, including the accompanying notes, included elsewhere herein.

Year Ended December 31,	2008	2007	2006	2005	2004
(Dollars in thousands, except per share)
Income Statement Data:
Interest income	$43,594	$49,132	$40,679	$30,878	$25,408
Interest expense	18,656	25,229	19,625	10,958	6,562
Net interest income	24,938	23,903	21,054	19,920	18,846
Provision for loan losses	9,300	1,025	1,140	825	1,200
Net interest income after provision for loan losses	15,638	22,878	19,914	19,095	17,646
Net securities gains (losses)	98	(469)	(61)	1,026	5
Noninterest income	7,149	6,875	6,028	6,301	5,602
Noninterest expense	20,192	19,257	18,104	16,849	15,854
Income before income taxes	2,693	10,027	7,777	9,573	7,399
Income tax expense	284	3,139	2,018	2,479	1,599
Net income	$2,409	$6,888	$5,759	$7,094	$5,800
Balance Sheet Data:
Assets	$790,600	$800,598	$713,244	$598,790	$549,086
Earning assets	733,539	727,367	648,450	542,199	504,151
Securities (1)	89,858	81,315	73,949	75,887	77,596
Loans (2)	642,040	645,785	574,193	466,281	426,884
Allowance for loan losses	13,617	6,759	6,200	6,324	5,808
Deposits	513,601	520,072	486,956	433,646	380,357
Federal Home Loan Bank advances	161,185	135,525	105,625	57,225	66,325
Shareholders’ equity	64,957	64,847	58,926	54,505	55,103
Per Share Data: (3)
Basic earnings per share	$0.54	$1.58	$1.34	$1.63	$1.32
Diluted earnings per share	0.54	1.56	1.31	1.58	1.28
Book value (period end) (4)	14.42	14.72	13.52	12.72	12.51
Tangible book value (period end) (4)	12.30	12.46	11.13	10.17	9.99
Cash dividends per share	0.60	0.54	0.52	0.50	0.44
Performance Ratios:
Return on average assets	0.30%	0.91%	0.87%	1.24%	1.13%
Return on average equity	3.69	11.09	10.05	12.74	10.90
Net interest margin (5)	3.48	3.52	3.59	3.95	4.18
Efficiency (6)	61.91	61.54	65.61	63.17	63.38
Allowance for loan losses to loans	2.12	1.05	1.08	1.36	1.36
Net charge-offs to average loans	0.38	0.08	0.24	0.07	0.10
Nonperforming assets to period end assets (7)	4.04	0.32	0.26	0.37	0.40
Capital and Liquidity Ratios:
Average equity to average assets	8.25	8.20	8.66	9.77	10.38
Leverage (4.00% required minimum)	8.44	8.33	8.46	7.68	8.05
Tier 1 risk-based capital ratio	10.43	10.05	10.03	9.24	10.43
Total risk-based capital ratio	11.69	11.10	11.09	10.49	11.68
Average loans to average deposits	124.85	120.46	110.96	101.75	104.69

(1)	Securities held-to-maturity are stated at amortized cost, securities available-for-sale are stated at fair value, and nonmarketable equity securities are stated at cost.
(2)	Loans are stated before the allowance for loan losses and include loans held for sale.
(3)	All share and per-share data have been adjusted to reflect the 15% common stock dividend in November 2007.
(4)	Excludes the effect of any outstanding stock options.
(5)	Tax equivalent net interest income divided by average earning assets.
(6)
Noninterest expense divided by the sum of tax equivalent net interest income and noninterest income, excluding gains and losses on sales of assets and the write-down of intangible assets related to the sale of those assets.

(7)	Nonperforming loans and nonperforming assets do not include loans past due 90 days or more that are still accruing interest.

Selected Financial Data - continued

(Dollars in thousands)	2008 Quarter ended				2007 Quarter ended
except per share	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net interest income	$6,318	$5,995	$6,422	$6,203	$6,324	$6,130	$5,901	$5,548
Provision for loan losses	3,700	1,100	2,500	2,000	400	300	125	200
Noninterest income	1,722	1,851	1,816	1,858	1,865	1,756	1,646	1,608
Noninterest expense	4,647	5,140	5,329	5,076	4,997	5,252	4,825	4,652
Net income	5	1,196	427	781	1,834	1,636	1,788	1,630
Basic earnings per share	0.00	0.27	0.10	0.17	0.42	0.37	0.41	0.37
Diluted earnings per share	0.00	0.27	0.10	0.17	0.41	0.36	0.40	0.37

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

On June 15, 2006, the Company formed Community Capital Corporation Statutory Trust I (the “Trust”) for the purpose of issuing trust preferred securities, which enable the Company to obtain Tier 1 capital on a consolidated basis for regulatory purposes.  On June 15, 2006, the Company closed a private offering of $10,000,000 of floating rate preferred securities offered and sold by the Trust.  The proceeds from such issuance together with the proceeds from a related issuance of common securities of the Trust purchased by the Company in the amount of $310,000, were invested by the Trust in floating rate Junior Subordinated Notes issued by the Company (the “Notes”) totaling $10.3 million.  The Notes are due and payable on June 15, 2036 and may be redeemed by the Company after five years, and sooner in certain specific events, including in the event that certain circumstances render the Notes ineligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required.  The Notes presently qualify as Tier 1 capital for regulatory reporting.  The sole assets of the Trust are the Notes.  The company owns 100% of the common securities of the Trust.  The Notes are unsecured and rank junior to all senior debt of the Company.  For the year ended December 31, 2008, the floating rate preferred securities and the Notes has an annual interest rate of 7.04%.  This interest rate is fixed until June 14, 2011, when the interest rate will adjust quarterly.  After June 14, 2011, the interest rate will equal three-month LIBOR plus 1.55%.

Results of Operations

Year ended December 31, 2008, compared with year ended December 31, 2007

Net interest income increased $1,035,000, or 4.33%, to $24.9 million in 2008 from $23.9 million in 2007.  Average earning assets increased $37.5 million, or 5.41%, and average interest bearing liabilities increased $26.8 million, or 4.29%.

Our tax equivalent net interest spread and tax equivalent net interest margin were 3.17% and 3.48%, respectively, in 2008 compared to 3.11% and 3.52% in 2007.  Yields on earning assets decreased from 7.16% in 2008 to 6.04% in 2008, and yields on interest-bearing liabilities decreased from 4.05% in 2007 to 2.87% in 2008.

The provision for loan losses was $9.3 million in 2008 compared to $1.0 million in 2007.  Our allowance for loan losses was 2.12% of total loans outstanding at December 31, 2008.  Our nonperforming loans totaled $27.1 million at December 31, 2008 compared to $2.4 million at December 31, 2007.  We also had $80.6 million in impaired loans at December 31, 2008, all of which were still accruing interest.  Criticized and classified loans have increased from $25.7 million at December 31, 2007 to $107.3 million at December 31, 2008.  We diligently monitor and manage our loan portfolio to identify problem loans at the earliest possible point.  As the economy deteriorated during 2007 and 2008, we aggressively rated any credits with signs of deterioration in quality leading to the increase in criticized and classified loans and heightened provision expense.  Total loans decreased $3.4 million during 2008, or 0.53%, to $641.7 million at December 31, 2008 from $65.4 million at December 31, 2007.

We have included a more detailed discussion, including tabular presentations, of noninterest income and noninterest expense in the years ended December 31, 2008 and 2007 under the heading “Noninterest Income and Expense” located in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Net income decreased $4,479,000, or 65.03%, to $2.4 million in 2008 from $6.9 million in 2007.  Basic earnings per share was $0.54 in 2008, compared to $1.58 in 2007.  Diluted earnings per share was $0.54 in 2008, compared to $1.56 in 2007.  Return on average assets during 2008 was 0.30% compared to 0.91% during 2007, and return on average equity was 3.69% during 2008 compared to 11.09% during 2007.

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

We have included a more detailed discussion, including tabular presentations, of noninterest income and noninterest expense in the years ended December 31, 2008 and 2007 under the heading “Noninterest Income and Expense” located in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances” table shows the average balance of each category of our assets liabilities as well as the yield we earned or the rate we paid with respect to each category during 2008, 2007 and 2006.  A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table helps demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

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

Average Balances, Income and Expenses, and Rates

Year ended December 31,	2008			2007			2006
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning Assets:
Loans(1)(3)	$649,454	$39,754	6.12%	$612,366	45,296	7.40%	$522,521	37,309	7.14%
Securities, taxable(2)	41,906	2,189	5.22	44,444	2,119	4.77	43,211	1,796	4.16
Securities, nontaxable(2)(3)	29,289	1,772	6.05	27,285	1,671	6.12	27,440	1,701	6.20
Nonmarketable equity
securities	9,959	404	4.06	8,946	534	5.97	6,478	373	5.76
Federal funds sold
and other	350	6	1.71	402	21	5.22	250	14	5.60
Total earning assets	730,958	44,125	6.04	693,443	49,641	7.16	599,900	41,193	6.86
Cash and due from banks	15,571			21,347			21,592
Premises and equipment	17,394			15,857			14,516
Other assets	35,707			33,224			31,593
Allowance for loan losses	(8,691)			(6,372)			(6,073)
Total assets	$790,939			$757,499			$661,528
Liabilities:
Interest-Bearing Liabilities:
Interest-bearing transaction
accounts	$224,924	2,902	1.29%	$219,044	$6,404	2.92%	$181,060	$4,779	2.64%
Savings deposits	36,656	835	2.28	38,369	1,029	2.68	38,868	802	2.06
Time deposits	190,888	7,098	3.72	186,437	9,058	4.86	187,891	7,910	4.21
Other short-term borrowings	44,610	1,061	2.38	45,839	2,301	5.02	45,282	2,260	4.99
Federal Home Loan Bank
advances	142,936	6,034	4.22	123,562	5,709	4.62	76,435	3,479	4.55
Junior subordinate debt	10,310	726	7.04	10,310	728	7.06	5,649	395	6.99
Total interest-bearing
liabilities	650,324	18,656	2.87	623,561	25,229	4.05	535,185	19,625	3.67
Demand deposits	67,711			64,489			63,071
Accrued interest and other
liabilities	7,643			7,337			5,975
Shareholders’ equity	65,261			62,112			57,297
Total liabilities and
shareholders’ equity	$790,939			$757,499			$661,528
Net interest spread			3.17%			3.11%			3.20%
Net interest income	$25,469			$24,412			$21,568
Net interest margin			3.48%			3.52%			3.59%

(1)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(2)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(3)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

Net Interest Income - continued

Our tax-effected net interest spread and net interest margin were 3.17% and 3.48%, respectively, for the year ended December 31, 2008, compared to 3.11% and 3.52%, respectively, for the year ended December 31, 2007.  For the year ended December 31, 2008, earning assets averaged $731.1 million compared to $693.4 million for the year ended December 31, 2007.  Interest earning assets exceeded interest bearing liabilities by $80.6 million and $69.9 million for the years ended December 31, 2008, and 2007, respectively.

For the year ended December 31, 2008, our tax-effected net interest income, the major component of our net income, was $25.5 million compared to $24.4 million for the year ended December 31, 2007.  The average rate realized on interest-earning assets decreased to 6.04% at December 31, 2008, from 7.16% at December 31, 2007, while the average rate paid on interest-bearing liabilities decreased to 2.87% at December 31, 2008, from 4.05% at December 31, 2007.

Our tax-effected interest income for the year ended December 31, 2008 was $44.1 million, which consisted of $40.0 million on loans, $4.4 million on investments, and $6,000 on interest bearing deposits with correspondent banks.  Our tax-effected interest income for the year ended December 31, 2007 was $49.6 million, which consisted of $45.3 million on loans, $4.3 million on investments, and $21,000 on interest bearing deposits with correspondent banks.  Interest on loans for the years ended December 31, 2008 and 2007, represented 90.09% and 91.25%, respectively, of total interest income, while interest on investments and interest bearing deposits with correspondent banks for the years ended December 31, 2008 and 2007 represented 9.89% and 8.75%, respectively, of total interest income.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 88.85% and 88.31% of average earning assets for the years ended December 31, 2008 and December 31, 2007, respectively.

Interest expense for the year ended December 31, 2008 was $18.7 million, which consisted of $10.8 million related to deposits and $7.9 million related to other borrowings.  Interest expense for the year ended December 31, 2007 was $25.2 million, which consisted of $16.5 million related to deposits and $8.7 million related to other borrowings.  Interest expense on deposits for the years ended December 31, 2008 and December 31, 2007 represented 58.08% and 65.48%, respectively, of total interest expense, while interest expense on borrowings for the years ended December 31, 2008 and December 31, 2007, represented 41.92% and 34.52%, respectively.  Average interest bearing deposits represented 69.58% and 71.18% of average interest bearing liabilities for the years ended December 31, 2008 and December 31, 2007, respectively.

Analysis of Changes in Net Interest Income.  The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 2008 to 2007 and 2007 to 2006.

Net Interest Income - continued

Analysis of Changes in Net Interest Income

	2008 Compared With 2007			2007 Compared With 2006
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Earning Assets
Loans	$2,620	$(8,162)	$(5,542)	$6,606	$1,381	$7,987
Securities, taxable	(125)	195	70	52	271	323
Securities, nontaxable	121	(20)	101	(9)	(2)	(11)
Nonmarketable equity securities	55	(185)	(130)	147	14	161
Federal funds sold and other	(3)	(12)	(15)	8	(1)	7
Total interest income	2,668	(8,184)	(5,516)	6,804	1,663	8,467

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	168	(3,670)	(3,502)	1,074	551	1,625
Savings accounts	(44)	(150)	(194)	(10)	237	227
Time deposits	211	(2,171)	(1,960)	(61)	1,209	1,148
Total interest-bearing deposits	335	(5,991)	(5,656)	1,003	1,997	3,000
Other short-term borrowings	(60)	(1,180)	(1,240)	28	13	41
Federal Home Loan Bank advances	845	(520)	325	2,176	54	2,230
Junior subordinate debt	-	(2)	(2)	333	-	333
Total interest expense	1,120	(7,693)	(6,573)	3,540	2,064	5,604
Net interest income	$1,548	$(491)	$1,057	$3,264	$(401)	$2,863

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

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

Net Interest Income - continued

The following table sets forth our interest rate sensitivity at December 31, 2008.

Interest Sensitivity Analysis

		After One	After Three		Greater
		Through	Through		Than One
December 31, 2008	Within One	Three	Twelve	Within One	Year or Non-
(Dollars in thousands)	Month	Months	Months	Year	Sensitive	Total
Assets
Earning assets:
Loans(1)	$166,106	$16,998	$75,762	$258,866	$356,347	$615,213
Securities	-	401	719	1,120	88,738	89,858
Federal funds sold and other	1,642	-	-	1,642	-	1,642
Total earning assets	167,748	17,399	76,481	261,628	445,085	706,713
Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	285,568	-	-	285,568	-	285,568
Savings deposits	37,430	-	-	37,430	-	37,430
Time deposits	30,850	43,647	103,173	177,670	12,933	190,603
Total interest-bearing deposits	353,848	43,647	103,173	500,668	12,933	513,601
Other short-term borrowings	33,838	-	-	33,838	-	33,838
Federal Home Loan Bank advances	-	25	40,760	40,785	120,400	161,185
Junior subordinated debentures	-	-	-	-	10,310	10,310
Total interest-bearing liabilities	387,686	43,672	143,933	575,291	143,643	718,934
Period gap	$(219,938)	$(26,273)	$(67,452)	$(313,663)	$301,442
Cumulative gap	$(219,938)	$(246,211)	$(313,663)	$(313,663)	$(12,221)
Ratio of cumulative gap to total
earning assets	(31.12%)	(34.84%)	(44.38%)	(44.38%)	(1.73%)

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

Included in the statement of income for the years ended December 31, 2008 and 2007, is an expense related to the provision for loan losses of $9.3 and $1.0 million, respectively.  We also reported net charge offs of $2,442,000 and $466,000 for the years ended December 31, 2008 and 2007, respectively.  The net charge offs during 2008 represented 0.38% of the average outstanding loan portfolio for the year ended December 31, 2008, compared to 0.08% for the year ended December 31, 2007.  Of the $2.6 million in total charge offs during 2008, approximately $2.4 million were secured by real estate.  The allowance for loan losses as a percentage of gross loans was 2.12% at December 31, 2008 and 1.05% at December 31, 2007, while the percentage of nonperforming assets to gross loans was 4.98% and 0.40% at December 31, 2008 and 2007, respectively.  As economic conditions began to decline during the third and fourth quarter of 2007 and markets experienced declining real estate demand and real estate values, we simultaneously took certain measures to enhance our internal review and monitoring processes and procedures.  In doing so, we feel like we are in the position to identify potential credit risks early and implement timely action plans to minimize portfolio risks and potential loan losses.  As a result, we believe the current level of the allowance is adequate. While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments would be made in the relevant period and may be material to the Consolidated Financial Statements.

Provision and Allowance for Loan Losses - continued

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge offs and recoveries for each of the last five years.

Allowance for Loan Losses

Year Ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Total loans outstanding at end of year	$641,737	$645,154	$573,639	$465,892	$425,628
Average loans outstanding	$649,454	$612,366	$522,521	$439,266	$391,056
Balance of allowance for loan losses
at beginning of period	$6,759	$6,200	$6,324	$5,808	$4,584
Allowance for loan losses from acquisitions	-	-	-	-	432
Loan losses:
Commercial and industrial	122	65	500	54	153
Real estate - mortgage	2,356	344	811	185	172
Consumer	96	140	120	155	252
Total loan losses	2,574	549	1,431	394	577
Recoveries of previous loan losses:
Commercial and industrial	1	21	42	41	72
Real estate - mortgage	109	18	71	3	31
Consumer	22	44	54	41	66
Total recoveries	132	83	167	85	169
Net loan losses	2,442	466	1,264	309	408
Provision for loan losses	9,300	1,025	1,140	825	1,200
Balance of allowance for loan losses
at end of period	$13,617	$6,759	$6,200	$6,324	$5,808
Allowance for loan losses to period end loans	2.12%	1.05%	1.08%	1.36%	1.36%
Net charge offs to average loans	0.38%	0.08%	0.24%	0.07%	0.10%

Nonperforming Assets.  The following table sets forth our nonperforming assets for the dates indicated.

Nonperforming Assets

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Nonaccrual loans	$26,827	$2,424	$1,716	$2,128	$2,104
Other real estate owned	5,121	173	107	93	98
Total nonperforming assets	$31,948	$2,597	$1,823	$2,221	$2,202
Loans 90 days or more past due and
still accruing interest	$696	$115	$489	$223	$230
Impaired loans still accruing interest	$80,599	-	-	-	-
Nonperforming assets to period end assets	4.04%	0.32%	0.26%	0.37%	0.40%

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

Total nonperforming assets totaled $31.9 million at December 31, 2008 and $2.6 million at December 31, 2007.  This amount consists primarily of nonaccrual loans that totaled $26.8 million and $2.4 million at December 31, 2008 and December 31, 2007, respectively.  Nonperforming assets were 4.98% of total loans at December 31, 2008.  The allowance for loan losses to period end nonperforming assets was 42.62% at December 31, 2008.  We aggressively manage our non-performing loans by applying a conservative risk rating, appropriately writing down potential losses and consistently managing and reviewing these loans.

Potential Problem Loans.  At December 31, 2008, through our internal review mechanisms, we had identified $31.2 million of criticized loans and $76.1 million of classified loans.  The results of this internal review process are the primary determining factor in our assessment of the adequacy of the allowance for loan losses.

Our criticized loans increased from $18.0 million at December 31, 2007 to $31.2 million at December 31, 2008.  Total classified loans increased from $7.7 million at December 31, 2007 to $76.1 million at December 31, 2008.  The $81.6 million increase in criticized and classified loans from December 31, 2007 to December 31, 2008 were primarily due to real estate development and single family construction loans, all of which are secured by real estate.  During 2008, we enhanced our internal review and monitoring processes and procedures to assist in identifying potential credit risks and implementation of action plans early on to minimize total portfolio risk and potential loan losses.

Noninterest Income and Expense

Noninterest Income.  Noninterest income increased $372,000, or 5.41%, to $7.2 million in 2008 from $6.9 million in 2007. Service charges on deposit accounts increased $67,000, or 2.76% to $2.5 million in 2008, from $2.4 million in 2007.  Residential mortgage origination fees decreased $65,000 or 5.40% to $1.1 million in 2008 from $1.2 million in 2007.  Income from fiduciary activities increased $135,000, or 8.49% to $1.7 million in 2008 from $1.6 million in 2007.  This increase was a result of our continuing successful efforts to expand assets under management in our wealth management group.  Commissions on the sale of mutual funds decreased $81,000, or 31.03% to $180,000 in 2008 compared to $261,000 in 2007.  Gains on the sales of premises and equipment were $6,000 in 2008, compared to $15,000 in 2007.  Gains on the sales of securities available for sale in the amount of $98,000 in 2008, compared to a loss of $469,000 in 2007.  Other operating income increased $227,000 or 16.45% to $1.6 million in 2007 from $1.4 million in 2007.

Noninterest Income and Expense - continued

The following table sets forth, for the periods indicated, the principal components of noninterest income:

Noninterest Income

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Service charges on deposit accounts	$2,492	$2,425	$2,627
Residential mortgage origination fees	1,139	1,204	760
Commissions from sales of mutual funds	180	261	245
Income from fiduciary activities	1,725	1,590	1,177
Gain on sale of premises and equipment	6	15	2
Income from Bank Owned Life Insurance	780	744	661
Other income	925	636	556
Total noninterest income	$7,247	$6,875	$6,028

Noninterest Expense.  Noninterest expense increased $466,000, or 2.36%, to $20.2 million in 2008 from $19.7 million in 2007.  The primary component of noninterest expense was salaries and employee benefits, which decreased $234,000, or 2.11%, to $10.9 million in 2008 from $11.1 million in 2007.  Net occupancy expense was $1.3 million in 2008 compared to $1.2 million in 2007, and furniture and equipment expense was $975,000 in 2008 compared to $888,000 in 2007.  During 2007, we realized a loss on the sale of securities available for sale in the amount of $469,000, compared to a gain of $98,000 in 2008.  Total amortization of intangible assets decreased $21,000, or 4.47%, to $449,000 in 2008 compared to $470,000 in 2007.  Our efficiency ratio was 61.91% in 2008 compared to 61.54% in 2007.

The following table sets forth, for the periods indicated, the primary components of noninterest expense:

Noninterest Expense

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006

Salaries and employee benefits	$10,853	$11,087	$10,687
Net occupancy expense	1,316	1,162	1,113
Furniture and equipment expense	975	888	838
Amortization of intangible assets	449	470	492
Director and committee fees	347	299	274
Data processing and supplies	1,568	1,340	1,091
Mortgage loan department expenses	246	212	129
Banking assessments	342	58	57
Professional fees and services	457	501	351
Postage and freight	204	210	212
Supplies	310	309	289
Telephone expenses	353	370	351
Loss on securities available for sale	-	469	61
Other	2,772	2,351	2,220
Total noninterest expense	$20,192	$19,726	$18,165
Efficiency ratio	61.91%	61.54%	65.61%

Noninterest Income and Expense - continued

Income Taxes.  Our income tax expense was $284,000 for 2008 and $3.1 million for 2007.  Our effective tax rate was 10.55% and 31.31% in 2008 and 2007, respectively.  The decline in the effective tax rate resulted from the higher percentage of tax free income of total pretax income.

Earning Assets

Loans.  Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets.  Associated with the higher yields are the inherent credit and liquidity risks that we attempt to control and counterbalance.  Loans averaged $649.5 million in 2008 compared to $612.4 million in 2007, an increase of $37.1 million, or 6.06%.  At December 31, 2008, total loans were $641.7 million compared to $645.2 million at December 31, 2007.  The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights our general emphasis on mortgage lending.

Composition of Loan Portfolio

December 31,	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
(Dollars in		of		of		of		of		of
thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial
and industrial	$43,442	6.77%	$44,467	6.89%	$44,910	7.83%	$38,180	8.20%	$45,222	10.62%
Real estate
Construction	185,414	28.89	167,180	25.92	142,694	24.88	106,704	22.9	48,223	11.33
Mortgage -
residential	234,920	36.61	252,461	39.13	224,175	39.08	174,698	37.5	178,495	41.94
Mortgage-
nonresidential	157,367	24.52	154,834	24.00	138,071	24.07	123,603	26.53	128,937	30.29
Consumer and
other	20,594	3.21	26,212	4.06	23,789	4.14	22,707	4.87	24,751	5.82
Total loans	641,737	100.00%	645,154	100.00%	573,639	100.00%	465,892	100.00%	425,628	100.00%
Allowance for
loan losses	(13,617)		(6,759)		(6,200)		(6,324)		(5,808)
Net loans	$628,120		$638,395		$567,439		$459,568		$419,820

The principal component of our loan portfolio is real estate mortgage loans.  At December 31, 2008, this category totaled $392.3 million and represented 61.13% of the total loan portfolio, compared to $407.3 million, or 63.13%, at December 31, 2007.

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

Earning Assets - continued

Real estate construction loans increased $18.2 million, or 10.89%, to $185.4 million at December 31, 2008, from $167.2 million at December 31, 2007.  Residential mortgage loans, which is the largest category of our loans, decreased $17.6 million, or 6.97%, to $234.9 million at December 31, 2008, from $252.5 million at December 31, 2007.  Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.  Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, increased $2.6 million or 1.68%, to $157.4 million at December 31, 2008 from $154.8 million at December 31, 2007.

Commercial and industrial loans decreased $1.1 million, or 2.47%, to $43.4 million at December 31, 2008, from $44.5 million at December 31, 2007.

Consumer and other loans decreased $5.6 million, or 21.37%, to $20.6 million at December 31, 2008, from $26.2 million at December 31, 2007.

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

The repayment of loans in the loan portfolio as they mature is also a source of our liquidity.  The following table sets forth our loans maturing within specified intervals at December 31, 2008.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

		Over
		One Year
December 31, 2008	One Year	Through	Over Five
(Dollars in thousands)	or Less	Five Years	Years	Total
Commercial and industrial	$35,864	$8,290	$4,046	$48,200
Real estate	253,251	251,004	81,027	585,282
Consumer and other	2,063	5,431	761	8,255

	$291,178	$264,725	$85,834	$641,737
Loans maturing after one year with:
Fixed interest rates				$303,869
Floating interest rates				46,690

				$350,559

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

Earning Assets - continued

Investment Securities.  The investment securities portfolio is a significant component of our total earning assets.  Total securities averaged $81.1 million in 2008, compared to $80.7 million in 2007.  At December 31, 2008, the total securities portfolio was $89.9 million, an increase of $8.0 million, or 9.84% over total securities of $81.3 million at December 31, 2007. Securities designated as available-for-sale totaled $78.8 million and were recorded at estimated fair value.  Securities designated as held-to-maturity totaled $215,000 and were recorded at amortized cost.  The securities portfolio also includes nonmarketable equity securities totaling $10.8 million which are carried at cost because they are not readily marketable or have no quoted market value.  These include investments in Federal Reserve Bank stock, Federal Home Loan Bank stock, Community Capital Corporation Statutory Trust I, and the stock of two unrelated financial institutions.

The following table sets forth the book value of the securities held by us at the dates indicated.

Book Value of Securities
December 31,	2008	2007
(Dollars in thousands)
Government sponsored enterprises	$29,216	$26,163
Obligations of state and local governments	28,493	29,649
	57,709	55,812
Mortgage-backed securities	21,334	16,000
Nonmarketable equity securities	10,815	9,503
Total securities	$89,858	$81,315

The following table sets forth the scheduled maturities and average yields of securities held at December 31, 2008.

Investment Securities Maturity Distribution and Yields

			After One But		After Five But
December 31, 2008	Within One Year		Within Five Years		Within Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Government sponsored enterprises	-	-%	$14,280	5.29%	$14,936	5.09	$-	-%
Obligations of state and
local governments(2)	1,121	6.22	4,450	6.93	14,696	6.87	8,226	6.05
Total securities(1)	1,121		$18,730		$29,632		$8,226

(1)   Excludes mortgage-backed securities totaling $21.3 million with a yield of 5.33% and nonmarketable equity securities.
(2)   The yield on state and local governments is presented on a tax equivalent basis using a federal income tax rate of 34%.

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “--Net Interest Income-- Interest Sensitivity.”

Short-Term Investments.  Short-term investments, which consist primarily of federal funds sold and interest-bearing deposits with other banks, averaged $350,000 in 2008, compared to $402,000 in 2007.  At December 31, 2008, short-term investments totaled $1.6 million, compared to $267,000 at December 31, 2007.  The reason for the increase was primarily due to a change made effective in November 2008 by the Federal Reserve Bank to pay interest on balances held in our account, which resulted in changes to our daily funds management with the Federal Reserve Bank.  These funds are a source of our liquidity.  Federal funds are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $26.7 million, or 4.28%, to $650.3 million in 2008, from $623.6 million in 2007.  Average interest-bearing deposits increased $8.6 million, or 1.94%, to $452.5 million in 2008, from $443.9 million in 2007.

Deposits.  Average total deposits increased $11.9 million, or 2.34%, to $520.2 million during 2008, from $508.3 million during 2007.  At December 31, 2008, total deposits were $513.6 million compared to $520.1 million a year earlier, a decrease of 1.25%.

The following table sets forth the deposits by category at the dates indicated.

Deposits

December 31,	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
(Dollars in		of		of		of		of		of
thousands)	Amount	Deposits	Amount	Deposits	Amount	Deposits	Amount	Deposits	Amount	Deposits
Demand deposit
accounts	$73,663	14.34%	$62,175	11.96%	$63,733	13.09%	$59,286	13.67%	$45,504	11.96%
NOW accounts	65,699	12.79	63,866	12.28	64,743	13.3	74,730	17.23	72,934	19.18
Money market
accounts	96,377	18.77	140,934	27.10	129,801	26.65	89,327	20.60	82,872	21.79
Savings accounts	37,430	7.29	36,117	6.94	38,791	7.97	39,008	9.00	36,522	9.60
Brokered deposits	49,828	9.70	38,744	7.45	-	-	-	-	-	-
Time deposits
less than
$100,000	115,705	22.53	111,619	21.46	124,739	25.61	117,126	27.01	91,183	23.97
Time deposits
of $100,000
or over	74,899	14.58	66,617	12.81	65,149	13.38	54,169	12.49	51,342	13.50
Total deposits	$513,601	100.00%	$520,072	100.00%	$486,956	100.00%	$433,646	100.00%	$380,357	100 .00%

Core deposits, which exclude brokered deposits and certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits decreased $25.8 million from $414.7 million at December 31, 2007 to $388.9 million at December 31, 2008.  The largest increase in our core deposits was in demand deposit accounts, which increased $11.5 million, or 18.48% to $49.8 million at December 31, 2008 from $140.9 million at December 31, 2007.  Our money market accounts decreased $44.6 million, or 31.62% from $140.9 million at December 31, 2007 to $96.4 million at December 31, 2008.  The decrease is primarily due to the significant decrease in interest rates we pay on these types of deposits.  Our brokered deposits at December 31, 2008 totaled $49.8 million, which represented 9.70% of our entire deposit base.  All of our brokered deposits at December 31, 2008 were brokered money market accounts.

Deposits, and particularly core deposits, have historically been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs.  We anticipate that such deposits will continue to be our primary source of funding in the future.  Our loan-to-deposit ratio was 124.95% at December 31, 2008, and 124.05% at the end of 2007.  The maturity distribution of our time deposits of $100,000 or more at December 31, 2008 is set forth in the following table.

Maturities of Certificates of Deposit of $100,000 or More

After Six
	Within	After Three	Through	After
	Three	Through Six	Twelve	Twelve
(Dollars in thousands)	Months	Months	Months	Month	Total
Certificates of deposit of
$100,000 or more	$31,787	$14,138	$23,913	$5,061	$74,899

Deposits and Other Interest-Bearing Liabilities - continued

Approximately 61.31% of our time deposits of $100,000 or more had scheduled maturities within six months and 93.24% had maturities within twelve months.  Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.

Borrowed Funds.  Borrowed funds consist of short-term borrowings, advances from the Federal Home Loan Bank, junior subordinated debentures and our correspondent bank line of credit. Short-term borrowings are primarily federal funds purchased from correspondent banks and securities sold under agreements to repurchase.

Average short-term borrowings were $44.6 million in 2008, a decrease of $1.2 million from $45.8 million in 2007.  Federal funds purchased from correspondent banks averaged $30.5 million in 2008.  At December 31, 2008, federal funds purchased totaled $24.1 million.  Securities sold under agreements to repurchase averaged $14.1 million in 2008.  At December 31, 2008, securities sold under agreements to repurchase totaled $9.7 million.

Average Federal Home Loan Bank advances during 2008 were $142.9 million compared to $123.6 million during 2007 an increase of $19.3 million.  Advances from the Federal Home Loan Bank are collateralized by one-to-four family residential mortgage loans, multi-family residential loans, home equity lines and commercial real estate loans.  At December 31, 2008, borrowings from the Federal Home Loan Bank were $161.2 million compared to $135.5 million a year earlier.  Although we expect to continue using short-term borrowings and Federal Home Loan Bank advances as secondary funding sources, core deposits will continue to be our primary funding source.  Of the $161.2 million advances from the Federal Home Loan Bank outstanding at December 31, 2008, $40.8 million mature in 2009, $15.0 million in 2010, $20.0 million in 2011, $35.0 million in 2012, $5.4 million in 2013, $25.0 million in 2015, and $20.0 million in 2017.

On June 15, 2006, Community Capital Corporation Statutory Trust I (a non-consolidated subsidiary) issued $10 million in trust preferred securities with a maturity of June 15, 2036.  The rate is fixed at 7.04% until June 14, 2011, at which point the rate adjusts quarterly to the three-month LIBOR plus 1.55%, and can be called without penalty beginning on June 15, 2011.  We received from the Trust the $10 million proceeds from the issuance of the securities and the $310,000 initial proceeds from the capital investment in the Trust, and accordingly have shown the funds due to the Trust as $10.3 million in junior subordinated debentures.  Average junior subordinated debentures during 2008 were $10.3 million.

The following table summarizes our various sources of borrowed funds for the years ended December 31, 2008 and 2007. These borrowings consist of securities sold under agreements to repurchase, federal funds purchased, advances from the Federal Home Loan Bank, and junior subordinated debentures.  Securities sold under agreements to repurchase mature on a one to seven day basis.  These agreements are secured by government-sponsored enterprise securities.  Federal funds purchased are short-term borrowings from other financial institutions that mature daily.  Advances from Federal Home Loan Bank mature at different periods as discussed in the footnotes to the financial statements and are secured by the Bank's one to four family residential mortgage loans, home equity lines and commercial real estate loans.  The junior subordinated debentures mature on June 15, 2036.

Deposits and Other Interest-Bearing Liabilities - continued

	Year Ended December 31,
	Maximum		Weighted
	Outstanding		Average		Interest
	at any	Average	Interest	Balance	Rate at
(Dollars in thousands)	Month End	Balance	Rate	December 31,	December 31,
2008
Securities sold under agreements
to repurchase	$16,383	$14,103	1.72%	$9,695	0.25%
Federal funds purchased	56,251	30,507	2.70%	24,143	1.00%
Advances from Federal Home
Loan Bank	161,185	142,936	4.22%	161,185	3.65%
Junior subordinated debentures	10,310	10,310	7.04%	10,310	7.04%

2007
Securities sold under agreements
to repurchase	$22,134	$19,108	4.61%	$14,561	4.18%
Federal funds purchased	47,705	26,731	5.35%	47,705	4.44%
Advances from Federal Home
Loan Bank	135,525	123,562	4.62%	135,525	4.51%
Junior subordinated debentures	10,310	10,310	7.06%	10,310	7.06%

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

The holding company and CapitalBank exceeded the Federal Reserve’s fully phased-in regulatory capital ratios at December 31, 2008, 2007, and 2006, as set forth in the following table.

Analysis of Capital
(Dollars in thousands)	2008	2007	2006

Tier 1 capital	$64,451	$64,404	$58,768
Tier 2 capital	7,915	6,759	6,200
Total qualifying capital	$73,366	$71,163	$64,968
Risk-adjusted total assets
(including off-balance-sheet exposures)	$627,523	$640,916	$585,825

Capital - continued

	2008	2007	2006
Tier 1 risk-based capital ratio	10.43%	10.05%	10.03%
Total risk-based capital ratio	11.69%	11.10%	11.09%
Tier 1 leverage ratio	8.44%	8.33%	8.46%

	Tier 1	Total	Tier 1
	Risk-Based	Risk-Based	Leverage
CapitalBank’s capital ratios at December 31, 2008 were:	10.14%	11.40%	8.18%

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

Our loans-to-assets ratio increased slightly from 2007 to 2008 and our loans-to-funds ratio increased from 2007 to 2008. The loans-to-assets ratio at December 31, 2008 was 81.17% compared to 80.58% at December 31, 2007, and the loans-to-funds ratio at December 31, 2008 was 90.56% compared to 89.87% at December 31, 2007.  The amount of advances from the Federal Home Loan Bank were approximately $161.2 million at December 31, 2008 compared to $135.5 million at December 31, 2007.  We expect to continue using these advances as a source of funding.  During 2008, we formally established a line with the Federal Reserve Bank’s Discount Window.  At December 31, 2008, we had no borrowings outstanding and had the ability to receive $116.6 million in funds under the terms of our agreement with the Federal Reserve Bank.  Additionally, we had approximately $28.8 million of unused lines of credit for federal funds purchases and $17.4 of securities available-for-sale at December 31, 2008 as sources of liquidity.  We also have the ability to receive an additional $36.0 million in advances under the terms of our agreement with the Federal Home Loan Bank.

We depend on dividends from CapitalBank as our primary source of liquidity.  The ability of CapitalBank to pay dividends is subject to general regulatory restrictions that may, but are not expected to, have a material impact on the liquidity available to us.  We paid stock dividends in September 1998, June 2000, May 2001, and November 2007 and may do so in the future.  We have paid cash dividends on a quarterly basis since September 2001.
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

We have increased our market share through bank and branch acquisitions (the last of these acquisitions occurred in 2004). These acquisitions resulted in goodwill or other intangible assets, which are subject to periodic impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” These tests, which we performed as of June 30, 2008 and 2007, use estimates in their calculations. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets. We test for goodwill impairment by determining the fair market value for each reporting unit and comparing it to the carrying amount. If the carrying amount exceeds its fair market value, the potential for impairment exists, and a second step of impairment testing is performed. In the second step, the implied fair market value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair market value to all of its assets (recognized and unrecognized) and liabilities as if the reporting unit had been acquired in a business combination at the date of the impairment test. If the implied fair market value of reporting unit goodwill is lower than its carrying amount, goodwill is impaired and is written-down to its fair market value. The valuations as of June 30, 2008 indicated that no impairment charge was required as of that date, and we are not aware of any reason that a material change will occur in the future.

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

Through its operations, CapitalBank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to CapitalBank’s customers at predetermined interest rates for a specified period of time.  At December 31, 2008, CapitalBank had issued commitments to extend credit of $88.9 million and standby letters of credit of $3.3 million through various types of commercial lending arrangements.  Approximately $72.3 million of these commitments to extend credit had variable rates.  Our experience has been that a significant portion of these commitments often expire without being used.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2008.

		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to
extend credit	$4,775	$4,171	$27,628	$36,574	$52,350	$88,924
Standby letters of credit	144	1,324	1,674	3,142	197	3,339
Totals	$4,919	$5,495	$29,302	$39,716	$52,547	$92,263

The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plants, equipment and commercial and residential real estate.

Industry Developments

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). Most recently, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which contains a wide array of provisions aimed at stimulating the U.S. economy, was signed into law.  There can be no assurance, however, as to the actual impact that the EESA, ARRA and their implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets.

Additionally, from time to time various additional bills may be introduced in the United States Congress with respect to the regulation of financial institutions.  Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry.  We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

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

The following table provides payments due by period for obligations under borrowings and operating lease obligations as of December 31, 2008.

	Payments Due by Period
		After One	After Three
		Through	Through	Greater
	Within One	Three	Five	Than
(Dollars in thousands)	Year	Years	Years	Five Years	Total
Operating lease obligations	$101	$128	$102	$130	$461
Repurchase agreements	9,695	-	-	-	9,695
FHLB advances	40,785	35,000	40,400	45,000	161,185
Junior subordinated debentures	-	-	-	10,310	10,310
Totals	$50,581	$35,128	$40,502	$55,440	$181,651

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

COMMUNITY CAPITAL CORPORATION

Dated: March 18, 2009	By:	/s/ William G. Stevens
William G. Stevens President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Stevens	President, Chief Executive	March 18, 2009
William G. Stevens	Officer, and Director

/s/ R. Wesley Brewer	Chief Financial Officer, Executive	March 18, 2009
R. Wesley Brewer	Vice President, and Secretary

*	Chair	March 18, 2009
Patricia C. Hartung

*	Director	March 18, 2009
Harold Clinkscales, Jr.

*	Director	March 18, 2009
Wayne Q. Justesen, Jr.

*	Director	March 18, 2009
B. Marshall Keys

*	Director	March 18, 2009
Clinton C. Lemon, Jr.

*	Director	March 18, 2009
Miles Loadholt

*	Director	March 18, 2009
Thomas C. Lynch, Jr.

*	Director	March 18, 2009
H. Edward Munnerlyn

*	Director	March 18, 2009
George B. Park

*	Director	March 18, 2009
George D. Rodgers

*	Director	March 18, 2009
Lex D. Walters

*By: /s/ William G. Stevens		March 18, 2009
(William G. Stevens) (As
Attorney-in-Fact for each
of the persons indicated)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY CAPITAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Community Capital Corporation
Greenwood, South Carolina

We have audited the accompanying consolidated balance sheets of Community Capital Corporation and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Community Capital Corporation and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 included in the accompanying management’s evaluation of internal control over financial reporting and, accordingly, we do not express an opinion thereon.

/s/ Elliott Davis, LLC
Greenville, South Carolina
March 12, 2009

Community Capital Corporation
Consolidated Balance Sheets

	December 31,
(Dollars in thousands, shares are not in dollars)	2008	2007
Assets:
Cash and cash equivalents:
Cash and due from banks	$11,970	$29,142
Interest-bearing deposit accounts	1,642	267

Total cash and cash equivalents	13,612	29,409
Investment securities:
Securities available-for-sale	78,828	71,542
Securities held-to-maturity (estimated fair value of
$225 and $290 at December 31, 2008 and 2007, respectively)	215	270
Nonmarketable equity securities	10,815	9,503
Total investment securities	89,858	81,315
Loans held for sale	303	631
Loans receivable	641,737	645,154
Less allowance for loan losses	(13,617)	(6,759)
Loans, net	628,120	638,395
Premises and equipment, net	17,243	16,729
Accrued interest receivable	3,724	4,412
Intangible assets	9,507	9,956
Cash surrender value of life insurance	15,996	15,293
Other assets	12,237	4,458
Total assets	$790,600	$800,598

Liabilities:
Deposits:
Noninterest-bearing	$73,663	$62,175
Interest-bearing	439,938	457,897

Total deposits	513,601	520,072
Federal funds purchased and securities sold under
agreements to repurchase	33,838	62,266
Advances from the Federal Home Loan Bank	161,185	135,525
Accrued interest payable	1,802	3,134
Junior subordinated debentures	10,310	10,310
Other liabilities	4,907	4,444
Total liabilities	725,643	735,751
Commitments and contingencies - Notes 4, 12, and 16

Shareholders’ equity:
Common stock, $1.00 par value; 10,000,000 shares authorized;
5,666,760 and 5,603,570 shares issued at
December 31, 2008 and 2007, respectively	5,667	5,604
Nonvested restricted stock	(445)	(443)
Capital surplus	62,405	61,600
Accumulated other comprehensive income	527	485
Retained earnings	14,218	15,016
Treasury stock, at cost (1,199,470 shares in 2008 and 2007)	(17,415)	(17,415)

Total shareholders’ equity	64,957	64,847
Total liabilities and shareholders’ equity	$790,600	$800,598

The accompanying notes are an integral part of these consolidated financial statements.

Community Capital Corporation
Consolidated Statements of Income

	For the years ended
	December 31,
(Dollars in thousands, except for per share data amounts)	2008	2007	2006
Interest income:
Loans, including fees	$39,710	$45,247	$37,277
Investment securities:
Taxable	2,189	2,119	1,796
Tax-exempt	1,285	1,211	1,219
Nonmarketable equity securities	404	534	373
Federal funds sold and other	6	21	14

Total interest income	43,594	49,132	40,679

Interest expense:
Deposits	10,835	16,491	13,491
Advances from the Federal Home Loan Bank	6,034	5,709	3,479
Federal funds purchased and securities sold under
agreements to repurchase	1,061	2,310	2,253
Other	726	719	402
Total interest expense	18,656	25,229	19,625

Net interest income	24,938	23,903	21,054
Provision for loan losses	9,300	1,025	1,140

Net interest income after provision for loan losses	15,638	22,878	19,914

Noninterest income:
Service charges on deposit accounts	2,492	2,425	2,627
Gain on sales of securities available-for-sale	98	-	-
Gain on sale of loans held for sale	1,139	1,204	760
Commissions from sales of mutual funds	180	261	245
Income from fiduciary activities	1,725	1,590	1,177
Gain on sale of premises and equipment	6	15	2
Other operating income	1,607	1,380	1,217
Total noninterest income	7,247	6,875	6,028

Noninterest expenses:
Salaries and employee benefits	10,853	11,087	10,687
Net occupancy	1,316	1,162	1,113
Amortization of intangible assets	449	470	492
Furniture and equipment	975	888	838
Loss on sale of securities available-for-sale	-	469	61
Other operating expenses	6,599	5,650	4,974
Total noninterest expenses	20,192	19,726	18,165

Income before income taxes	2,693	10,027	7,777
Income tax expense	284	3,139	2,018

Net income	$2,409	$6,888	$5,759
Earnings per share:[1]
Basic earnings per share	$0.54	$1.58	$1.34
Diluted earnings per share	$0.54	$1.56	$1.31

The accompanying notes are an integral part of these consolidated financial statements.

1 Restated to reflect 15% stock dividend in 2007.

Community Capital Corporation
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
For the years ended December 31, 2008, 2007, and 2006

					Accumulated
					other
			Nonvested		compre-
(Dollars in thousands,	Common stock		restricted	Capital	hensive	Retained	Treasury
except for per share amounts)	Shares	Amount	stock	surplus	income (loss)	earnings	stock	Total
Balance, December 31, 2005	4,751,311	$4,751	$(595)	$46,929	$(421)	$20,893	$(17,052)	$54,505
Net income						5,759		5,759
Other comprehensive income,
net of tax effects					152			152
Comprehensive income								5,911
Dividends paid ($0.52						(2,266)		(2,266)
per share)
Stock options exercised	49,766	50		377				427
Issuance of restricted stock	17,350	17	(396)	379				-
Amortization of deferred
compensation on restricted
stock			419					419
Forfeitures of restricted stock	(600)		14	(14)				-
Purchase of treasury stock
(3,095 shares)							(70)	(70)
Balance, December 31, 2006	4,817,827	$4,818	$(558)	$47,671	$(269)	$24,386	$(17,122)	$58,926
Net income						6,888		6,888
Other comprehensive income,
net of tax effects					754			754
Comprehensive income								7,642
Dividends paid ($0.54						(2,386)		(2,386)
per share)
Stock options exercised	37,125	37		440				477
Issuance of restricted stock	21,300	21	(443)	422				-
Amortization of deferred
compensation on restricted
stock			491					491
Forfeitures of restricted stock	(3,105)	(3)	67	(66)		6		4
15% stock dividend	730,423	731		13,133		(13,878)		(14)
Purchase of treasury stock
(15,000 shares)							(293)	(293)
Balance, December 31, 2007	5,603,570	$5,604	$(443)	$61,600	$485	$15,016	$(17,415)	$64,847
Net income						2,409		2,409
Other comprehensive income,
net of tax effects					42			42
Comprehensive income								2,451
Cumulative change in
accounting principle						(530)		(530)
Dividends paid ($0.60						(2,679)		(2,679)
per share)
Stock options exercised	37,605	37		430				467
Issuance of restricted stock	26,800	27	(422)	395				-
Amortization of deferred
compensation on restricted
stock			406					406
Forfeitures of restricted stock	(1,215)	(1)	14	(20)		2		(5)
Balance, December 31, 2008	5,666,760	$5,667	$(445)	$62,405	$527	$14,218	$(17,415)	$64,957

The accompanying notes are an integral part of these consolidated financial statements.

Community Capital Corporation
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$2,409	$6,888	$5,759
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,047	947	890
Provision for loan losses	9,300	1,025	1,140
Deferred income tax benefit (expense)	(467)	427	(1,071)
Amortization of intangible assets	449	470	492
Amortization of deferred compensation on restricted stock	406	491	419
Cumulative change in accounting principle	(529)	-	-
Premium amortization less discount accretion
on securities available-for-sale	8	56	8
Amortization of deferred loan costs and fees, net	1,244	1,452	981
Write down of other real estate	409	-	181
Gain on sale of premises and equipment	(6)	(15)	(2)
Net loss on sale of other real estate	194	6	21
Net (gain) loss on sales or calls of securities available-for-sale	(98)	469	61
Proceeds of loans held for sale	20,704	31,742	26,016
Disbursements for loans held for sale	(20,376)	(31,819)	(26,181)
(Increase) decrease in interest receivable	688	(458)	(1,288)
Increase (decrease)in interest payable	(1,322)	448	1,365
Increase in other assets	(3,105)	(1,510)	(1,149)
Increase in other liabilities	463	989	464
Net cash provided by operating activities	11,418	11,609	8,105

Cash flows from investing activities:
Net increase in loans made to customers	(6,705)	(73,865)	(110,380)
Proceeds from sales of securities available-for-sale	980	17,218	2,924
Proceeds from calls and maturities of securities available-for-sale	17,042	12,134	10,217
Purchases of securities available-for-sale	(25,154)	(34,780)	(8,244)
Proceeds from calls and maturities of securities held-to-maturity	55	110	-
Proceeds from sales of nonmarketable equity securities	7,520	1,036	1,350
Purchase of nonmarketable equity securities	(8,832)	(2,466)	(4,148)
Purchase of premises and equipment	(1,628)	(2,247)	(2,660)
Proceeds from sales of premises and equipment	73	15	34
Proceeds from sales of other real estate	885	387	145

Net cash used by investing activities	(15,764)	(82,458)	(110,762)

Cash flows from financing activities:
Net increase in demand and savings accounts	(18,839)	44,768	34,718
Net increase (decrease) in time deposits	12,368	(11,652)	18,592
Net increase (decrease) in federal funds purchased and securities
sold under agreements to repurchase	(28,428)	16,984	(3,817)
Proceeds from advances from the Federal Home Loan Bank	210,240	108,000	171,900
Repayments of advances from the Federal Home Loan Bank	(184,580)	(78,100)	(123,500)
Proceeds from advances of other short term borrowings	-	-	2,000
Repayments of advances of other short term borrowings	-	-	(2,000)
Proceeds from the issuance of junior subordinated debentures	-	-	10,310
Dividends paid	(2,679)	(2,400)	(2,266)
Proceeds from exercise of stock options	467	477	427
Purchase of treasury stock	-	(293)	(70)
Net cash provided (used) by financing activities	(11,451)	77,784	106,294
Net increase (decrease) in cash and cash equivalents	(15,797)	6,935	3,637
Cash and cash equivalents, beginning of year	29,409	22,474	18,837

Cash and cash equivalents, end of year	$13,612	$29,409	$22,474

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the costs of the Company’s investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank.  The stocks have no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required for state-chartered member banks. Investment in Federal Home Loan Bank stock is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to secure the borrowings.  At December 31, 2008 and 2007, the investment in Federal Reserve Bank stock was $1,686,300.  At December 31, 2008 and 2007, the investment in Federal Home Loan Bank stock was $8,692,300 and $7,380,300, respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Nonmarketable Equity Securities (continued) - The Company has invested in the stock of several unrelated financial institutions.  The Company owns less than five percent of the outstanding shares of each institution, and the stocks either have no quoted market value or are not readily marketable.  At December 31, 2008 and 2007, the investments in the stock of the unrelated financial institutions, at cost, was $126,464.  Also included in nonmarketable equity securities is the investment in the Community Capital Corporation Statutory Trust I which totaled $310,000 at December 31, 2008 and 2007.

Loans receivable - Loans are recorded at their unpaid principal balance.  Direct loan origination costs and loan origination fees are deferred and amortized over the lives of the loans as an adjustment to yield.  Unamortized net deferred loan costs included in loans at December 31, 2008 and 2007 were $169,294 and $29,136, respectively.

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

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s problem loan watch list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected.  At December 31, 2008 and 2007, the Company had impaired loans of approximately $107,426,000 and $2,424,000.

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

Advertising Expense - Advertising and public relations costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent.  Advertising and public relations costs of $285,073, $316,338 and $425,831 were included in the Company's results of operations for 2008, 2007, and 2006, respectively.

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

The following summarizes supplemental cash flow information:

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Cash paid for interest	$19,988	$24,781	$18,259
Cash paid for income taxes	3,286	3,603	3,028
Supplemental noncash investing and financing activities:
Foreclosures on loans	6,436	432	388
Change in unrealized gain (loss) on securities available-
for sale, net of tax	42	754	152

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

The components of other changes in comprehensive income and related tax effects are as follows:

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Unrealized holding gains (losses) on
available-for-sale securities	$162	$674	$169
Reclassification adjustment for (gains) losses
realized in income	(98)	469	61
Net unrealized gains (losses) on securities	64	1,143	230

Tax effect	(22)	(389	(78)
Net-of-tax amount	$42	$754	$152

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

Recent Accounting Pronouncements – The following is a summary of recent authoritative pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

Also, in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

the interests of the parent and its noncontrolling interests. SFAS 160 was effective for the Company on January 1, 2009.  SFAS 160 had no impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting.  It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to convey the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 was effective for the Company on January 1, 2009 and will result in additional disclosures if the Company enters into any material derivative or hedging activities.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under SFAS 140.  FSP 140-3 was effective for the Company on January 1, 2009.  The adoption of FSP 140-3 had no impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles.  This FSP was effective for the Company on January 1, 2009 and had no material impact on the Company’s financial position, results of operations or cash flows.

In May, 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 is effective November 15, 2008.  The FASB has stated that it does not expect SFAS 162 will result in a change in current practice. The application of SFAS 162 had no effect on the Company’s financial position, results of operations or cash flows.

SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an Interpretation of FASB Statement No. 60,” (“SFAS 163”) was issued by the FASB in May, 2008 to alleviate diversity in accounting for financial guarantee insurance contracts.  SFAS 163 requires an insurance enterprise to recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  The Statement also modifies premium revenue and claim liabilities recognition and measurement.  SFAS 163 is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years with the exception of disclosures related to the insurance enterprise’s risk-management activities which are effective for the first period (including interim periods) beginning after issuance of this Statement.  Except for those disclosures, earlier application is not permitted.  The adoption of this Statement had no material effect on the Company’s financial position, results of operations or cash flows.

The FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 provides guidance for initial

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

and subsequent measurement as well as derecognition provisions.  The Staff Position was effective as of January 1, 2009 and had no material effect on the Company’s financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”).  The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation.  FSP EITF 03-6-1 was effective January 1, 2009 and had no effect on the Company’s financial position, results of operations, earnings per share or cash flows.

FSP SFAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” (“FSP SFAS 133-1 and FIN 45-4”) was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008.  FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions.  Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.  The Staff Position also amends FASB Interpretation No. (“FIN”) 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee.  If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.  The Staff Position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption.  After initial adoption, comparative disclosures are required only for subsequent periods.  FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008.  The adoption of this Staff Position had no material effect on the Company’s financial position, results of operations or cash flows.

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

On October 10, 2008, the FASB issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 23) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008. The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of December 31, 2008 as discussed in Note 23.

FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” (“FSP SFAS 140-4 and FIN 46(R)-8”) was issued in December 2008 to require public entities to disclose additional information about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires certain disclosures for public enterprises that are sponsors and servicers of qualifying special purpose entities.  The FSP is effective for the first reporting period ending after December 15, 2008.  This FSP had no material impact on the financial position of the Company.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”) issued in December 2008, provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  The Staff Position also requires a nonpublic entity, as defined in SFAS 132, to disclose net periodic benefit cost for each period for which a statement of income is presented.  FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Staff Position will require the Company to provide additional disclosures related it to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EIFT Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The Staff Position is effective for interim and annual reporting periods ending after December 15, 2008 and shall be applied prospectively.  Retroactive application is not permitted.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments as discussed in Note 3.

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

Reclassifications - Certain captions and amounts in the 2007 and 2006 financial statements were reclassified to conform with the 2008 presentation.

Accounting for Transfers of Financial Assets - A sale is recognized when the Company relinquishes control over a financial asset and is compensated for such asset.  The difference between the net proceeds received and the carrying amount of the financial asset being sold or securitized is recognized as a gain or loss on the sale.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain average reserve balances computed as a percentage of deposits.  At December 31, 2008 and 2007, the required cash reserves were satisfied by vault cash on hand and amounts due from correspondent banks.

NOTE 3 - INVESTMENT SECURITIES

Securities available-for-sale at December 31, 2008 and 2007 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2008
Government-sponsored enterprises	$28,425	$791	$-	$29,216
Obligations of state and local governments	28,533	280	535	28,278
	56,958	1,071	535	57,494
Mortgage-backed securities	20,917	464	47	21,334
Total	$77,875	$1,535	$582	$78,828

December 31, 2007
Government-sponsored enterprises	$25,686	$477	$-	$26,163
Obligations of state and local governments	28,931	458	10	29,379
	54,617	935	10	55,542
Mortgage-backed securities	15,988	99	87	16,000
Total	$70,605	$1,034	$97	$71,542

Securities held-to-maturity as of December 31, 2008 and 2007 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2008
Obligations of state and local governments	$215	$10	$-	$225

December 31, 2007
Obligations of state and local governments	$270	$20	$-	$290

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008.

Securities Available-for-Sale

	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses
Obligations of state and local	$8,996	$535	$-	$-	$8,996	$535
governments
Mortgage-backed securities	5,075	43	497	4	5,572	47

Total	$14,071	$578	$497	$4	$14,568	$582

NOTE 3 - INVESTMENT SECURITIES - continued

Securities classified as available-for-sale are recorded at fair market value.  Approximately 3.41% of the unrealized losses, or one individual security, consisted of securities in a continuous loss position for twelve months or more.  The Company has the ability and intent to hold this security until such time as the value recovers or the security matures.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

The following table summarizes the maturities of securities available-for-sale and held-to-maturity as of December 31, 2008, based on the contractual maturities.  Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities		Securities
	Available-For-Sale		Held-To-Maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,115	$1,121	$-	$-
Due after one year but within five years	18,118	18,505	215	225
Due after five years but within ten years	28,964	29,631	-	-
Due after ten years	8,761	8,237	-	-
	56,958	57,494	215	225
Mortgage-backed securities	20,917	21,334	-	-

Total	$77,875	$78,828	$215	$225

Proceeds from sales of securities available-for-sale during 2008, 2007, and 2006 were $980,000, $17,218,000 and $2,924,000, respectively, resulting in gross realized gains of $98,000 in 2008 and gross realized losses of $469,000 and $61,000 in 2007 and 2006, respectively.  There were no sales of securities held-to-maturity in 2008, 2007, or 2006.

At December 31, 2008 and 2007, securities having amortized costs of approximately $78,090,000 and $70,226,000, respectively, and estimated fair values of $79,053,000 and $71,177,000, respectively, were pledged as collateral for short-term borrowings, to secure public and trust deposits, and for other purposes as required and permitted by law.

As noted in Note 1, the Company has nonmarketable equity securities consisting of investments in several financial institutions.  These investments totaled $10,815,000 and $9,503,000 at December 31, 2008 and 2007, respectively. During 2008 and 2007, the Company recorded no gains on the sale of nonmarketable equity securities.

NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

	December 31,
(Dollars in thousands)	2008	2007
Commercial and industrial	$43,442	$44,467
Real estate - construction	185,414	167,180
Real estate - mortgage and commercial	344,457	364,667
Home equity	47,830	42,628
Consumer - installment	19,073	24,706
Consumer - credit card and checking	1,521	1,506
Total gross loans	$641,737	$645,154

NOTE 4 - LOANS RECEIVABLE - continued

At December 31, 2008 and 2007, the Company had sold participations in loans aggregating $3,549,000 and $833,000, respectively, to other financial institutions on a nonrecourse basis.  Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers (see Note 1). Funded loans are sold without recourse to investors under the terms of pre-existing commitments.  The Company does not sell residential mortgages having market or interest rate risk.  The Company does not service residential mortgage loans for the benefit of others.

At December 31, 2008 and 2007, the Company had pledged approximately $220,211,475 and $210,807,000, respectively, of loans on residential and commercial real estate as collateral for advances from the Federal Home Loan Bank (see Note 9).

An analysis of the allowance for loan losses for the years ended December 31, 2008, 2007, and 2006, is as follows:

(Dollars in thousands)	2008	2007	2006
Balance, beginning of year	$6,759	$6,200	$6,324
Provision charged to operations	9,300	1,025	1,140
Recoveries on loans previously charged-off	132	83	167
Loans charged-off	(2,574)	(549)	(1,431)
Balance, end of year	$13,617	$6,759	$6,200

At December 31, 2008 and 2007, the Company had impaired loans of approximately $107,426,000 and $2,424,000, respectively.  Valuation allowances for credit losses on impaired loans totaled $6,196,000 and $124,000 for the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, $23,067,000 had a specific allowance of $6,196,000.  As of December 31, 2007, $2,424,000 had a specific allowance of $124,000.  Impaired loans totaling $84,359,000 had a specific allowance of zero as of December 31, 2008.  Interest income on impaired loans totaled $4,543,000 for the year ended December 31, 2008, $2,913,000 of which was measured using the cash basis and $1,630,000 was capitalized.  Interest income on impaired loans totaled $69,000 for the year ended December 31, 2007, all of which was measured using the cash basis.  Average investment in impaired loans was $102,864,000 and $2,606,000 for the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, there were no nonaccrual loans for which impairment had not been recognized.  The Company had loans contractually past due 90 days or more and still accruing interest totaling $696,000 and $115,000 at December 31, 2008 and 2007, respectively.

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

At December 31, 2008 and 2007, the Company had unfunded commitments, including standby letters of credit, of $92,594,000 and $114,031,000, of which $8,655,000 and $7,756,000, respectively, were unsecured.  The fair value of any potential liabilities associated with standby letters of credit is insignificant.

NOTE 4 - LOANS RECEIVABLE - continued

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions.  Various recourse agreements exist, ranging from forty-five days to twelve months.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan.  Since none of the loans sold have ever been returned to the Company, the total loans sold with limited recourse amount does not necessarily represent future cash requirements.  The Company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments.  Total loans sold with limited recourse in 2008 and 2007 was $55,016,000 and $62,205,000, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2008	2007
Land	$4,440	$4,445
Building and land improvements	13,527	12,520
Furniture and equipment	9,309	8,756
Total	27,276	25,721
Less, accumulated depreciation	(10,033)	(8,992)
Premises and equipment, net	$17,243	$16,729

Depreciation and amortization expense was approximately $1,047,000, $947,000 and $890,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization are summarized as follows:

	December 31,
(Dollars in thousands)	2008	2007
Core deposit premium, net	$2,088	$2,537
Goodwill	7,419	7,419
	$9,507	$9,956

In accordance with SFAS No. 147, the Company evaluates its goodwill on an annual basis.  The evaluations were performed in June of 2008 and 2007.  At the time of the evaluations, the Company determined that no impairment existed.  Therefore, there was no amortization of goodwill for the years ended December 31, 2008 or 2007.  Amortization expense related to the core deposit premium was $449,000, $470,000 and $492,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 7 - DEPOSITS

The following is a summary of deposit accounts:

	December 31,
(Dollars in thousands)	2008	2007
Noninterest-bearing demand deposits	$73,663	$62,175
Interest-bearing demand deposits	65,699	63,866
Money market accounts	96,377	140,934
Brokered deposits	49,828	38,744
Savings	37,430	36,117
Certificates of deposit and other time deposits	190,604	178,236
Total deposits	$513,601	$520,072

At December 31, 2008 and 2007, certificates of deposit of $100,000 or more totaled approximately $74,898,000 and $66,617,000, respectively.  Interest expense on these deposits was approximately $3,012,000, $3,481,000 and $2,786,000 in 2008, 2007 and 2006, respectively.

Scheduled maturities of certificates of deposit and other time deposits as of December 31, 2008 were as follows:

(Dollars in thousands)
Maturing in	Amount

2009	$177,688
2010	10,080
2011	2,823
2012	13
2013 and thereafter	-
Total	$190,604

NOTE 8 - FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWING

The Company had federal funds purchased and securities sold under agreements to repurchase which generally mature within one day. At December 31, 2008 and 2007, the securities sold under agreements to repurchase totaled $9,695,000 and $14,561,000, respectively.  At December 31, 2008 and 2007, the amortized costs of securities pledged to collateralize the repurchase agreements were $10,286,000 and $17,368,000, respectively, and estimated fair values were $10,507,000 and $17,711,000, respectively.  The securities underlying the agreements are held by a third-party custodian.  At December 31, 2008 and 2007, federal funds purchased were $24,143,000 and $47,705,000, respectively.

During 2008, the Company established a borrowing line with the Federal Reserve Bank’s discount window.  Through this agreement, the Company has the ability to borrow up to $116,600,000.  At December 31, 2008, the Company has pledged certain types of commercial, construction and land loans totaling $159,800,000 as collateral to secure borrowings on this line.  As of December 31, 2008, there were no outstanding borrowings on this line.

NOTE 9 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following:

(Dollars in thousands)		December 31,
Description	Interest Rate	2008	2007

Advances maturing:

March 5, 2008	5.16, fixed	$-	$5,400
October 31, 2008	4.40, floating	-	10,000
February 2, 2009	4.95, fixed	25	125
July 13, 2009	5.21, fixed	5,000	5,000
July 13, 2009	5.03, fixed	10,000	10,000
November 6, 2009	0.46, floating	25,760	-
February 26, 2010	4.77, fixed	10,000	10,000
March 17, 2010	5.92, fixed	5,000	5,000
March 28, 2011	4.68, fixed	10,000	10,000
December 7, 2011	4.12, fixed	10,000	10,000
February 9, 2012	4.61, fixed	10,000	10,000
March 1, 2012	4.32, fixed	10,000	10,000
May 18, 2012	4.62, fixed	5,000	5,000
June 14, 2012	4.94, fixed	10,000	10,000
March 5, 2013	1.94, fixed	5,400	-
January 16, 2015	2.77, fixed	10,000	-
June 3, 2015	3.36, fixed	15,000	15,000
February 2, 2017	4.31, fixed	10,000	10,000
May 18, 2017	4.15, fixed	10,000	10,000

		$161,185	$135,525

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

(Dollars in thousands)	Amount

2009	$40,785
2010	15,000
2011	20,000
2012	35,000
2013 and thereafter	50,400

Total	$161,185

As collateral, the Company had pledged first mortgage loans on one to four family residential loans aggregating $116,953,000, multi-family residential loans aggregating $6,887,000, home equity lines of credit aggregating $46,600,365, and commercial real estate loans aggregating $49,770,785 (see Note 4) at December 31, 2008.  In addition, the Company’s Federal Home Loan Bank stock is pledged to secure the borrowings. Certain advances are subject to prepayment penalties.

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

The Board of Directors has approved stock repurchase plans whereby the Company could repurchase up to $19,100,000 of its outstanding shares of common stock.  As of December 31, 2008, the Company had purchased approximately 1,044,000 shares under the plans (and prior plans), at an average cost of $16.68.

The Board of Directors may issue up to 2,300,000 shares of a special class of stock, par value $1.00 per share, the rights and preferences of which are to be designated at issuance. At December 31, 2008 and 2007, no shares of the undesignated stock had been issued or were outstanding.

NOTE 12 - LEASES

The Bank occupies and uses office space, land and equipment under operating leases with initial terms expiring on various dates through 2016.  The lease agreements generally provide that the Bank is responsible for ongoing costs of repairs and maintenance, insurance and real estate taxes.  The leases also provide for renewal options and certain scheduled increases in monthly lease payments.  Rental expenses under operating leases were $124,759, $137,131 and $119,832 for the years ended December 31, 2008, 2007 and 2006, respectively.  Minimum lease commitments under noncancelable operating leases are as follows:

(Dollars in thousands)	Amount

2009	$101
2010	76
2011	52
2012	52
2013 and thereafter	180
Total	$461

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

The following tables summarize the capital ratios and the regulatory minimum requirements of the Company and the Bank at December 31, 2008 and 2007.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount Ratio		Amount	Ratio	Amount	Ratio
December 31, 2008
The Company
Total capital (to risk-weighted assets)	$73,366	11.69%	$50,202	8.00%	-	N/A
Tier 1 capital (to risk-weighted assets)	65,451	10.43	25,101	4.00	-	N/A
Tier 1 capital (to average assets)	65,451	8.44	31,019	4.00	-	N/A

CapitalBank
Total capital (to risk-weighted assets)	$71,316	11.40%	$50,047	8.00%	$62,559	10.00%
Tier 1 capital (to risk-weighted assets)	63,425	10.14	25,023	4.00	37,535	6.00
Tier 1 capital (to average assets)	63,425	8.18	31,020	4.00	38,775	5.00

December 31, 2007
The Company
Total capital (to risk-weighted assets)	$71,163	11.10%	$51,273	8.00%	-	N/A
Tier 1 capital (to risk-weighted assets)	64,404	10.05	25,637	4.00	-	N/A
Tier 1 capital (to average assets)	64,404	8.33	30,911	4.00	-	N/A

CapitalBank
Total capital (to risk-weighted assets)	$69,373	10.85%	$51,150	8.00%	$63,937	10.00%
Tier 1 capital (to risk-weighted assets)	62,614	9.79	25,575	4.00	38,362	6.00
Tier 1 capital (to average assets)	62,614	8.11	30,868	4.00	38,585	5.00

NOTE 14 - STOCK COMPENSATION PLANS

On May 19, 2004, the Company terminated its 1997 Stock Incentive Plan and replaced it with the 2004 Equity Incentive Plan.  Outstanding options issued under any former Plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance.  At December 31, 2008, there were 51,721 options outstanding that had been issued under the Plans.

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

There were no stock options granted in 2008, 2007 or 2006.

A summary of the status of the Company’s stock option plans as of December 31, 2008, 2007, and 2006 and changes during the years ended on those dates is presented below:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	91,339	$15.62	142,341	$14.26	200,824	$12.31
Granted	-	-	-	-	-	-
Exercised	37,605	12.43	42,435	11.24	57,242	7.44
Cancelled	2,013	13.68	8,567	14.79	1,241	12.88

Outstanding at end of year	51,721	18.01	91,339	15.62	142,341	14.26

Options exercisable at December 31, 2008, 2007, and 2006 were 51,721, 91,339 and 142,341, respectively.

There were no in-the-money options outstanding and exercisable at December 31, 2008.

The following table summarizes information about the stock options outstanding under the Company’s plans at December 31, 2008:

	Options	Remaining
Range of Exercise Prices	Outstanding	Life (years)
Exercisable:
$17.48	37,921	0.04
$19.48	13,800	0.17
Total exercisable	51,721

During 2008 and 2007, the Company issued 26,800 and 24,495 shares, respectively, of restricted stock pursuant to the 2004 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested on February 1, 2010 and 2009, respectively.  The weighted-average fair value of restricted stock issued during 2008 and 2007 was $15.73 and $18.10, respectively.  Compensation cost associated with the issuances was $406,000, $491,000 and $419,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  Forfeitures totaled $14,000 and $67,000 for the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, the Company had 145,898 stock awards available for grant under the 2004 Equity Incentive Plan.

NOTE 15 - RELATED PARTY TRANSACTIONS

Certain parties (primarily certain directors and executive officers, their immediate families and business interests) were loan customers and had other transactions in the normal course of business with the Company.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than normal risk of collectability.  Total loans and commitments outstanding to related parties at December 31, 2008, 2007, and 2006 were $19,960,000, $18,976,000 and $17,175,000, respectively.  During 2008, $8,049,000 of new loans were made to related parties and repayments totaled $7,065,000.  During 2007, $4,793,000 of new loans were made to related parties and payments totaled $2,992,000.

The Company purchases various types of insurance from agencies that are owned by two directors.  Amounts paid for insurance premiums were $97,997, $86,894 and $175,867 in 2008, 2007, and 2006, respectively.

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

NOTE 17 - RESTRICTION ON SUBSIDIARY DIVIDENDS

The ability of the Company to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from the Bank.  However, certain restrictions exist regarding the ability of the Bank to transfer funds in the form of cash dividends, loans, or advances to the Company.  Dividends are payable only from the retained earnings of the Bank.  At December 31, 2008, retained earnings of the bank was $16,703,000.

NOTE 18 - EARNINGS PER-SHARE

Earnings per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding. Earnings per share - diluted is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.

	Year ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006
Basic earnings per share:
Net income available to common shareholders	$2,409	$6,888	$5,759
Average basic common shares outstanding	4,427,379	4,371,345	4,299,359
Basic earnings per share	$0.54	$1.58	$1.34
Diluted earnings per share:
Net income available to common shareholders	$2,409	$6,888	$5,759
Average common shares outstanding - basic	4,427,379	4,371,345	4,299,359
Incremental shares from assumed conversions:
Restricted Stock	36,884	16,234	36,676
Stock options	-	34,733	47,463
Average diluted common shares outstanding	4,464,263	4,422,312	4,383,498
Diluted earnings per share	$0.54	$1.56	$1.31

The above computation of diluted earnings per share does not include the following options that were outstanding at year-end since their exercise price was greater than the average market price of the common shares:

	2008	2007	2006
Number of options	51,721	13,800	13,800
Weighted-average of these options
outstanding during the year	53,674	13,800	13,800
Weighted-average exercise price	$18.01	$19.48	$19.48

NOTE 19 - INCOME TAXES

Income tax expense consisted of the following:

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Currently payable:
Federal	$3,024	$3,460	$2,224
State	139	346	279
Total current	3,163	3,806	2,503
Deferred income tax provision (benefit)	(2,857)	(266)	(407)
Income tax expense	$306	$3,540	$2,096
Income tax expense (benefit) is allocated as follows:
To continuing operations	$284	$3,139	$2,018
To shareholders’ equity	22	401	78

Income tax expense	$306	$3,540	$2,096

The gross amounts of deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(Dollars in thousands)	2008	2007
Deferred tax assets:
Allowance for loan losses	$4,630	$2,298
Net operating loss carryforward - state	298	251
Deferred compensation	1,022	840
Nonaccrual of interest	491	85
Other real estate owned	159	61
Loans fees and costs	-	10
Director fees	89	58
Restricted stock	281	378
Available-for-sale securities		-
Deferred revenue	44	64

Total deferred tax assets	7,014	4,045
Deferred tax liabilities:
Accumulated depreciation	221	131
Federal Home Loan Bank stock dividends	16	16
Available-for-sale securities	272	250
Merger related, net	52	71
Core deposit intangibles	77	112
Loans fees and costs	58	-
Prepaids	53	57
Total deferred tax liabilities	749	637

Net deferred tax asset recognized	$6,265	$3,408

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  Management has determined that it is more likely than not that the entire deferred tax asset at December 31, 2008 will be realized, and accordingly, has not established a valuation allowance.  Net deferred tax assets are included in other assets.

NOTE 19 - INCOME TAXES - continued

A reconciliation of the income tax provision and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Income tax at the statutory rate	$916	$3,409	$2,644
State income tax, net of federal income tax benefit	92	228	184
Tax-exempt interest income	(491)	(473)	(460)
Disallowed interest expense	49	66	73
Stock option compensation	-	(22)	(167)
Increase in cash surrender value of life insurance	(203)	(230)	(203)
Other, net	(79)	161	(53)
Income tax expense	$284	$3,139	$2,018

The company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

NOTE 20 - OTHER OPERATING EXPENSES

Other operating expenses are summarized below:

	Year ended December 31,
(Dollars in thousands)	2008	2007	2006
Banking and ATM supplies	$547	$476	$427
Directors’ fees	347	299	274
Mortgage loan department expenses	246	212	129
Data processing and supplies	1,568	1,340	1,091
Postage and freight	204	210	212
Professional fees	457	501	351
Telephone expenses	353	370	351
Other	2,877	2,242	2,139
Total	$6,599	$5,650	$4,974

NOTE 21 - RETIREMENT AND BENEFIT PLANS

The Company sponsors a voluntary nonleveraged employee stock ownership plan (ESOP) as part of a 401(k) savings plan covering substantially all full-time employees.  The Company matches 75 cents per dollar, up to a maximum of 6% of employee compensation. Company contributions to the savings plan were $360,000, $304,000 and $408,000 in 2008, 2007, and 2006, respectively.  The Company’s policy is to fund amounts approved by the Board of Directors.  At December 31, 2008 and 2007, the savings plan owned 237,972 and 211,289 shares of the Company’s common stock purchased at an average cost of $15.84 and $16.32 per share, respectively. The estimated value of shares held at December 31, 2008 and 2007 was $1,721,000 and $3,165,000, respectively.

The Company had an Incentive Plan for 2004 which provided incentive pay for outstanding accomplishments of officers and employees of the Company.  Cash awards were based upon various performance measures including earnings per share growth and asset growth.  No incentive payments were accrued at December 31, 2008.  Incentive payments totaling $795,000 were accrued as of December 31, 2007.

The Company has an Executive Supplemental Compensation Plan that provides certain officers with salary continuation benefits upon retirement.  The plan also provides for benefits in the event of early retirement, death, or substantial change of control of the Company.  In connection with, but not directly related to, the Executive Supplemental Compensation Plan, life insurance contracts were purchased on the officers.  No insurance premiums were paid in the years ended December 31, 2008, 2007, or 2006.

NOTE 21 - RETIREMENT AND BENEFIT PLANS - continued

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

During 1999, certain officers opted out of the Executive Supplemental Compensation Plan.  Under a new agreement, split-dollar life insurance policies were obtained on the lives of these officers.  In 2002 upon the purchase of Bank Owned Life Insurance (BOLI) Policies as described below, these officers forfeited any benefits associated with these policies and as a result these policies are in essence key man policies.  The officers are entitled to all of the benefits of these policies, with the exception of the premiums paid by the Company.  There was no expense associated with this plan in 2008, 2007, or 2006.  No insurance premiums were paid on the plan during  2008, 2007 or 2006.  The policies increased their cash values by $267,000 and $255,000 during 2008 and 2007, respectively.  Cash values at December 31, 2008 and 2007 were $4,405,000 and $4,137,000, respectively.

In 2002, the Company purchased BOLI Policies on certain key officers of the Company. Earnings on such policies will be used to offset expenses associated with retirement benefits for these officers.  There were no premiums paid on the policies during the years ended December 31, 2008, 2007, or 2006.  The policies increased their cash values by $435,000 and $421,000 during 2008 and 2007, respectively.  Cash values at December 31, 2008 and 2007 were $11,591,000 and $11,156,000, respectively.

NOTE 22 - UNUSED LINES OF CREDIT

As of December 31, 2008, the subsidiary bank had unused lines of credit to purchase federal funds from unrelated banks totaling $28,791,000.  These lines of credit are available on a one to thirty day basis for general corporate purposes. The lenders have reserved the right not to renew their respective lines.  The Bank also has a line of credit to borrow funds from the Federal Home Loan Bank up to 25% of the Bank’s total assets which provided total availability of $197,166,000 at December 31, 2008.  As of December 31, 2008, the Bank had borrowed $161,185,000 on this line.  As of December 31, 2008, the Bank also has a line of credit through the Federal Reserve Bank’s Discount Window in the amount of $116,635,000.  There were no outstanding borrowings on this line at December 31, 2008.

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

NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and due from banks	$11,970	$11,970	$29,142	$29,142
Interest-bearing deposit accounts	1,642	1,642	267	267
Securities available-for-sale	78,828	78,828	71,542	71,542
Securities held-to-maturity	215	225	270	290
Nonmarketable equity securities	10,815	10,815	9,503	9,503
Cash surrender value of life insurance	15,996	15,996	15,293	15,293
Loans and loans held for sale	642,040	658,309	645,785	642,612
Accrued interest receivable	3,724	3,724	4,412	4,412

Financial Liabilities:
Demand deposit, interest bearing
transaction, and savings accounts	$322,997	$322,998	$341,836	$341,836
Certificates of deposit and other time deposits	190,604	193,606	178,236	179,832
Federal funds purchased and securities
sold under agreements to repurchase	33,838	33,838	62,266	62,266
Advances from the Federal Home Loan Bank	161,185	150,771	135,525	132,097
Junior subordinated debentures	10,310	10,310	10,310	10,310
Accrued interest payable	1,802	1,802	3,134	3,134

NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of December 31, 2008:

	Quoted market price	Significant other	Significant
	in active markets	observable inputs	unobservable inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Available-for-sale investment securities	$-	$78,828	$-
Mortgage loans held for sale	-	303	-
Total	$-	$79,131	$-

NOTE 23 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at December 31, 2008 was $107,426,000.  The Company has no assets or liabilities whose fair values are measured on a nonrecurring basis using level 1 or level 3 inputs.

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

NOTE 24 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY)

Condensed financial statements for Community Capital Corporation (Parent Company Only) follow:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2008	2007
Assets
Cash and cash equivalents	$152	$613
Investment in banking subsidiary	73,441	73,036
Nonmarketable equity securities	310	310
Premises and equipment, net	1,172	1,178
Other assets	1,412	1,392
Total assets	$76,487	$76,529

Liabilities and Shareholders’ Equity
Notes payable to subsidiary	$959	$993
Junior subordinated debentures	10,310	10,310
Other liabilities	261	379
Total liabilities	11,530	11,682
Common stock	5,667	5,604
Nonvested restricted stock	(445)	(443)
Capital surplus	62,405	61,600
Retained earnings	14,218	15,016
Accumulated other comprehensive expense	527	485
Treasury stock	(17,415)	(17,415)
Total shareholders’ equity	64,957	64,847
Total liabilities and shareholders’ equity	$76,487	$76,529

Condensed Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2008	2007	2006
Income:
Dividend income from subsidiary	$2,200	$-	$2,900
Dividend income from equity securities	22	22	11
Other interest income	10	112	120
Other income	1	4	4
Total income	2,233	138	3,035

Expenses:
Salaries	405	498	429
Net occupancy expense	(210)	(203)	(105)
Furniture and equipment expense	7	6	5
Interest expense	779	814	485
Other operating expenses	195	375	288
Total expense	1,176	1,490	1,102
Income (loss) before income taxes and equity in undistributed
earnings of subsidiary	1,057	(1,352)	1,933

Income tax expense (benefit)	(460)	(555)	(534)

Income (loss) before equity in undistributed earnings of subsidiary	1,517	(797)	2,467
Equity in undistributed earnings of subsidiary	892	7,685	3,292

Net income	$2,409	$6,888	$5,759

NOTE 24 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2008	2007	2006

Operating activities:
Net income	$2,409	$6,888	$5,759
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed earnings of banking subsidiary	(892)	(7,685)	(3,292)
Depreciation and amortization expense	35	36	45
Amortization of deferred compensation on restricted stock	401	491	419
Deferred taxes	(44)	(189)	362
Increase (decrease) in other liabilities	(119)	23	80
(Increase) decrease in other assets	24	20	(978)
Net cash provided (used) by operating activities	1,814	(416)	2,395

Investing activities:
Purchase of premises and equipment	(29)	(51)	(203)
Purchases of nonmarketable equity securities	-	-	(310)
Investment in Bank subsidiary	-	-	(7,000)
Net cash provided (used) by investing activities	(29)	(51)	(7,513)

Financing activities:
Dividends paid	(2,679)	(2,400)	(2,266)
Proceeds from exercise of stock options	467	477	427
Proceeds from junior subordinated debentures	-	-	10,310
Proceeds of long term debt	-	-	2,700
Repayment of long term debt	-	-	(2,700)
Repayments on borrowings from subsidiary	(34)	(11)	(39)
Purchase of treasury stock	-	(293)	(70)

Net cash provided (used) by financing activities	(2,246)	(2,227)	8,362
Net increase (decrease) in cash and cash equivalents	(461)	(2,694)	3,244

Cash and cash equivalents, beginning of year	613	3,307	63

Cash and cash equivalents, end of year	$152	$613	$3,307

NOTE 25 - QUARTERLY DATA (UNAUDITED)

	December 31,
	2008				2007

	Fourth	Third	Second	First	Fourth	Third	Second	First
(Dollars in thousands except per share)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$10,562	$10,406	$10,944	$11,682	$12,746	$12,695	$12,216	$11,475

Interest expense	4,064	4,411	4,522	5,659	6,422	6,565	6,315	5,927

Net interest income	6,318	5,995	6,422	6,203	6,324	6,130	5,901	5,548

Provision for loan losses	3,700	1,100	2,500	2,000	400	300	125	200

Net interest income after
provision for loan losses	2,618	4,895	3,922	4,203	5,924	5,830	5,776	5,348
Noninterest income	1,722	1,851	1,816	1,858	1,865	1,756	1,646	1,608
Noninterest expenses	4,647	5,140	5,329	5,076	4,997	5,252	4,825	4,652

Income before taxes	(307)	1,606	409	985	2,792	2,334	2,597	2,304
Income tax expense	(312)	410	(18)	204	958	698	809	674

Net income	$5	$1,196	$427	$781	$1,834	$1,636	$1,788	$1,630

Earnings per share:
Basic	$0.00	$0.27	$0.1	$0.17	$0.42	$0.37	$0.41	$0.37
Diluted	$0.00	$0.27	$0.1	$0.17	$0.41	$0.36	$0.40	$0.37

EXHIBIT INDEX

Exhibit
Number	Description

2.1[1]	Merger Agreement dated as of October 15, 2003 between Community Capital Corporation and Abbeville Capital Corporation
3.1[2]	Articles of Incorporation of Registrant
3.2[2]	Articles of Amendment to Articles of Incorporation of Registrant (re: Change of Name)
3.3[3]	Amended and Restated Bylaws of Registrant dated November 28, 2007
3.4[4]	First Amendment to Amended and Restated Bylaws of Registrant dated March 19, 2008
4.1[5]	Form of Common Stock Certificate. (The rights of security holders of the Registrant are set forth in the Registrant’s Articles of Incorporation and Bylaws included as Exhibits 3.1 through 3.3.)
4.2[6]	Indenture dated as of June 15, 2006, between Community Capital Corporation and Wilmington Trust Company, as Trustee
10.3[2]	*Registrant’s Executive Supplemental Income Plan (Summary) and form of Executive Supplemental Income Agreement
10.4[2]	*Registrant’s Management Incentive Compensation Plans (Summary)
10.6[5]	Lease Agreement With Options dated June 11, 1996 between Robert C. Coleman and the Registrant
10.18[7]	*1997 Stock Incentive Plan, as amended
10.21[8]	*Salary Continuation Agreement between CapitalBank and William G. Stevens dated October 17, 2002
10.22[8]	*Salary Continuation Agreement between CapitalBank and Ralph W. Brewer dated October 17, 2002
10.23[8]	*Split Dollar Agreement between CapitalBank and Ralph W. Brewer dated October 17, 2002
10.24[8]	*Salary Continuation Agreement between CapitalBank and Helen A. Austin dated October 17, 2002
10.25[8]	*Split Dollar Agreement between CapitalBank and Helen A. Austin dated October 17, 2002
10.26[8]	*Salary Continuation Agreement between CapitalBank and James A. Lollis dated October 17, 2002
10.27[8]	*Split Dollar Agreement between CapitalBank and James A. Lollis dated October 17, 2002
10.28[8]	*Salary Continuation between CapitalBank and Taylor T. Stokes dated October 17, 2002
10.29[8]	*Split Dollar Agreement CapitalBank and Taylor T. Stokes dated October 17, 2002
10.30[8]	*Salary Continuation Agreement between CapitalBank and Walter G. Stevens dated October 17, 2002
10.31[8]	*Split Dollar Agreement between CapitalBank and Walter G. Stevens dated October 17, 2002
10.32[8]	*Salary Continuation Agreement between CapitalBank and Sonja Hazel Hughes dated October 17, 2002
10.33[8]	*Salary Continuation Agreement between CapitalBank and Steve O. White dated October 17, 2002
10.37[9]	Marketing Agreement dated May 21, 2003, by and between CapitalBank and Benefit Coordinators, Inc.
10.39[7]	*Split Dollar Agreement between CapitalBank and William G. Stevens dated December 31, 2003
10.40[7]	*Split Dollar Agreement between CapitalBank and Steve O. White dated December 31, 2003
10.44[10]	*Restricted Stock Agreement
10.45[11]	*2004 Equity Incentive Plan
10.46[12]	Banking Support Services Master Agreement between CapitalBank and First-Citizens Bank & Trust Company dated June 15, 2005
10.48[13]	Share Repurchase Agreement between Community Capital Corporation and FIG Partners, LLC dated August 18, 2005
10.49[14]	*First Amendment to Salary Continuation Agreement between CapitalBank and Steve O. White dated January 10, 2006

E-1

10.50[6]
Amended and Restated Declaration of Trust dated as of June 15, 2006, among Community Capital Corporation, as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and Mary Beth Ginn, Heather N. Price and R. Wesley Brewer, as administrators

10.51[6]	Guarantee Agreement dated as of June 15, 2006, between Community Capital Corporation, as guarantor, and Wilmington Trust Company, as guarantee trustee.
10.52[15]	*CapitalBank Director Deferred Fee Agreement Dated August 12, 2003 for Wayne Q. Justesen
10.53[15]	*First Amendment to the CapitalBank Director Deferred Fee Agreement Dated August 12, 2003 for Wayne Q. Justesen
10.54[15]	*CapitalBank Director Deferred Fee Agreement Dated August 20, 2003 for Lex D. Walters
10.55[15]	*First Amendment to the CapitalBank Director Deferred Fee Agreement Dated August 20, 2003 for Lex D. Walters
10.56[15]	*CapitalBank Director Deferred Fee Agreement Dated August 20, 2003 for Miles Loadholt
10.57[15]	*First Amendment to the CapitalBank Director Deferred Fee Agreement Dated August 20, 2003 for Miles Loadholt
10.58[15]	*CapitalBank Director Deferred Fee Agreement Dated August 21, 2003 for B. Marshall Keys
10.59[15]	*First Amendment to the CapitalBank Director Deferred Fee Agreement Dated August 21, 2003 for B. Marshall Keys
10.60[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for Helen A. Austin
10.61[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for Sonja Hazel Hughes
10.62[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for Ralph W. Brewer
10.63[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for William G. Stevens
10.64[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for James A. Lollis
10.65[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for Walter G. Stevens
10.66[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for Taylor T. Stokes
10.67[16]	*Second Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 and Amended January 10, 2006 for Steve O. White
10.68[16]	*CapitalBank (fka The Bank of Abbeville) Salary Continuation Agreement Dated October 7, 2003 for Thomas D. Sherard, Jr.
10.69[16]	*First Amendment to the CapitalBank (fka The Bank of Abbeville) Salary Continuation Agreement Dated October 7, 2003 for Thomas D. Sherard, Jr.
10.70[16]	*CapitalBank (fka The Bank of Abbeville) Salary Continuation Agreement Dated October 7, 2003 for C. William Knapp, Jr.
10.71[16]	*First Amendment to the CapitalBank (fka The Bank of Abbeville) Salary Continuation Agreement Dated October 7, 2003 for C. William Knapp, Jr.
10.72[16]	*CapitalBank (fka The Bank of Abbeville) Salary Continuation Agreement Dated October 7, 2003 for Patricia P. Howie
10.73[16]	*First Amendment to the CapitalBank (fka The Bank of Abbeville) Salary Continuation Agreement Dated October 7, 2003 for Patricia P. Howie
10.74[16]	*CapitalBank Salary Continuation Agreement Dated June 1, 2004 for Tony Lawton
10.75[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated June 1, 2004 for Tony Lawton
10.76[16]	*CapitalBank Salary Continuation Agreement Dated June 1, 2004 for Elaine Crawford
10.77[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated June 1, 2004 for Elaine Crawford
10.78[16]	*CapitalBank Salary Continuation Agreement Dated June 1, 2004 for Chase Christopher
10.79[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated June 1, 2004 for Chase Christopher
10.80[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated December 14, 2006 for Cindy A. Pugh
10.81[16]	*Employment Agreement by and between Community Capital Corporation and William G. Stevens dated March 3, 2008

E-2

10.82[16]	*Employment Agreement by and between Community Capital Corporation and R. Wesley Brewer dated March 3, 2008
10.83[17]	*First Amendment to CapitalBank Split Dollar Agreement for Steve O. White dated December 31, 2008
14[7]	Code of Ethics
21.1[18]	Subsidiaries of the Registrant
23.1	Consent of Elliott Davis, LLC
24.1	Directors’ Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification by William G. Stevens
31.2	Rule 13a-14(a)/15d-14(a) Certification by R. Wesley Brewer
32	Section 1350 Certifications

1	Incorporated by reference to Appendix A of the Proxy Statement/Prospectus filed in connection with the Registrant’s Registration Statement on Form S-4 on December 2, 2003 (File No. 333-110870).
2	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Registration Statement on Form S-4 on December 2, 2003 (File No. 333-110870).
3	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Form 8-K on November 28, 2007.
4	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on March 20, 2008.
5	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Registration Statement on Form S-2 initially filed on December 20, 1996 (File No. 333-18457).
6	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on June 16, 2006.
7	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s 10-K for the fiscal year ended December 31, 2003 and filed on March 26, 2004.
8	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s 10-Q for the quarter ended September 30, 2002 and filed on November 13, 2002.
9	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on May 22, 2003.
10	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and filed on November 9, 2004.
11	Incorporated by reference to Appendix A of Amendment No. 1 to the Registrant’s Proxy Statement filed on April 26, 2004.
12	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on June 20, 2005.
13	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on August 18, 2005.
14	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on January 11, 2006.
15	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on January 3, 2008.
16	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on March 4, 2008.
17	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on January 5, 2009.
18	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s 10-K for the fiscal year ended December 31, 2001 and filed on March 28, 2002.

* Management contract or compensation plan or arrangement.

E-3