Form 10-Q
period 2009-03-31
COMMUNITY CAPITAL CORP /SC/
filed 2009-05-13
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒  Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009 or

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
4,516,925 shares of common stock, $1.00 par value, as of May 8, 2009

COMMUNITY CAPITAL CORPORATION

Index

PART I. - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – March 31, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations -
	Three months ended March 31, 2009 and 2008	4

	Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
	Three months ended March 31, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2009 and 2008	6

	Notes to Condensed Consolidated Financial Statements	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-24

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	25

Item 4.	Controls and Procedures	25-26

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Balance Sheets
PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Assets	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$11,680	$11,970
Interest-bearing deposit accounts	466	1,642
Total cash and cash equivalents	12,146	13,612
Securities:
Securities available-for-sale	72,569	78,828
Securities held-to-maturity (estimated fair value of $231
at March 31, 2009 and $225 at December 31, 2008)	215	215
Nonmarketable equity securities	9,635	10,815
Total securities	82,419	89,858

Loans held for sale	1,774	303

Loans receivable	626,069	641,737
Less allowance for loan losses	(11,842)	(13,617)
Loans, net	614,227	628,120
Premises and equipment, net	16,997	17,243
Accrued interest receivable	3,388	3,724
Intangible assets	9,399	9,507
Cash surrender value of life insurance	16,165	15,996
Other assets	15,588	12,237
Total assets	$772,103	$790,600

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$89,384	$73,663
Interest-bearing	429,019	439,938
Total deposits	518,403	513,601
Federal funds purchased and securities sold
under agreements to repurchase	36,006	33,838
Advances from the Federal Home Loan Bank	135,400	161,185
Accrued interest payable	1,523	1,802
Junior subordinated debentures	10,310	10,310
Other liabilities	4,930	4,907
Total liabilities	706,572	725,643
Shareholders’ Equity
Common stock, $1.00 par value; 10,000,000 shares authorized,
5,716,160 and 5,666,760 shares issued
at March 31, 2009 and December 31, 2008, respectively	5,716	5,667
Nonvested restricted stock	(651)	(445)
Capital surplus	62,658	62,405
Accumulated other comprehensive income	820	527
Retained earnings	14,403	14,218
Treasury stock at cost; 1,199,470 shares at March 31, 2009
and December 31, 2008	(17,415)	(17,415)
Total shareholders’ equity	65,531	64,957
Total liabilities and shareholders’ equity	$772,103	$790,600

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2009	2008
Interest income:
Loans, including fees	$8,490	$10,873
Investment securities:
Taxable	615	523
Tax-exempt	329	322
Nonmarketable equity securities	30	142
Other interest income	2	2
Total	9,466	11,862

Interest expense:
Deposits	1,842	3,553
Federal Home Loan Bank advances	1.457	1,497
Other interest expense	215	609
Total	3,514	5,659

Net interest income	5,952	6,203
Provision for loan losses	2,000	2,000
Net interest income after provision for loan losses	3,952	4,203

Other operating income:
Service charges on deposit accounts	563	586
Residential mortgage origination fees	322	274
Commissions from sales of mutual funds	37	46
Income from fiduciary activities	348	469
Gain on sale of fixed assets	3	-
Gain on sale of securities available-for-sale	145	97
Other operating income	444	386
Total	1,862	1,858

Other operating expenses:
Salaries and employee benefits	2,594	2,915
Net occupancy expense	320	329
Amortization of intangible assets	108	115
Furniture and equipment expense	233	235
Other operating expenses	1,498	1,482
Total	4,753	5,076

Income before income taxes	1,059	985
Income tax provision	196	204

Net income	$863	$781

Basic net income per share	$0.19	$0.18
Diluted net income per share	$0.19	$0.18

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the three months ended March 31, 2009 and 2008
(Unaudited)

(Dollars in thousands)	Common Stock		Nonvested Restricted	Capital	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Stock	Surplus	Earnings	Income	Stock	Total
Balance, December 31, 2007	5,603,570	$5,604	$(443)	$61,600	$15,016	$485	$(17,415)	$64,847

Net income					781			781

Other comprehensive income, net of tax expense						510		510

Comprehensive Income								1,291

Cumulative change in accounting principle					(529)			(529)

Exercise of stock options	37,605	37		430				467

Issuance of restricted stock	26,800	27	(422)	395				-

Amortization of deferred compensation on restricted stock			102					102

Forfeitures of restricted stock	(270)							-

Dividends paid ($0.15 per share)					(670)		-	(670)

Balance, March 31, 2008	5,667,705	$5,668	$(763)	$62,425	$14,598	$995	$(17,415)	$65,508

Balance, December 31, 2008	5,666,760	$5,667	$(445)	$62,405	$14,218	$527	$(17,415)	$64,957

Net income					863			863

Other comprehensive income, net of tax expense						293		293

Comprehensive Income								1,156

Issuance of restricted stock	49,500	49	(302)	253				-

Amortization of deferred compensation on restricted stock			96					96

Forfeitures of restricted stock	(100)							-

Dividends paid ($0.15 per share)					(678)		-	(678)

Balance, March 31, 2009	5,716,160	$5,716	$(651)	$62,658	$14,403	$820	$(17,415)	$65,531

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net Income	$863	$781
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	255	252
Provision for possible loan losses	2,000	2,000
Amortization of intangible assets	108	115
Amortization less accretion on investments	3	5
Amortization of deferred loan costs	285	349
Amortization of deferred compensation on restricted stock	96	102
Gain on sales of securities available-for-sale	(145)	(97)
(Gain) loss on sale of other real estate	68	(4)
Gain on sale of fixed assets	(3)	-
Disbursements for mortgages held for sale	(11,229)	(6,476)
Proceeds of sales of mortgages held for sale	9,758	5,756
Cumulative change in accounting principle	-	(529)
Decrease in interest receivable	336	359
Decrease in interest payable	(279)	(458)
Increase in other assets	(318)	(391)
Increase in other liabilities	23	30
Net cash provided by operating activities	1,821	1,794

Cash flows from investing activities:
Net (increase) decrease in loans to customers	5,849	(21,419)
Purchases of securities available-for-sale	(5,618)	(6,465)
Proceeds from maturities and sales of securities available-for-sale	12,462	8,853
Proceeds from calls and maturities from securities held-to-maturity	-	-
Purchases of nonmarketable equity securities	(966)	(157)
Proceeds from sales of nonmarketable equity securities	2,146
Proceeds from sales of other real estate	2,339	70
Purchases of premises and equipment	(34)	(822)
Proceeds from sales of premises and equipment	28	1
Net cash provided (used) by investing activities	16,206	(19,939)

Cash flows from financing activities:
Net increase in deposit accounts	4,802	441
Net increase in federal funds purchased and repos	2,168	9,429
Advances of Federal Home Loan Bank borrowings	21,500	-
Repayments of Federal Home Loan Bank borrowings	(47,285)	(25)
Dividends paid	(678)	(670)
Proceeds from exercise of stock options	-	467
Net cash provided (used) by financing activities	(19,493)	9,642

Net decrease in cash and cash equivalents	(1,466)	(8,503)

Cash and cash equivalents, beginning of period	13,612	29,409

Cash and cash equivalents, end of period	$12,146	$20,906

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of March 31, 2009 and for the interim periods ended March 31, 2009 and 2008 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in our 2008 Annual Report.

Note 2 - Supplemental Cash Flow Information

(Dollars in thousands)	Three Months Ended March 31,
	2009	2008
Cash paid during the period for:
Income taxes	$162	$167
Interest	3,793	6,117

Noncash investing and financing activities:
Foreclosures on loans	$5,759	$46

Note 3 - Shareholders' Equity

On January 21, 2009, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on March 6, 2009.  Total cash paid for cash dividends during the three month period ended March 31, 2009 was $678,000.  We issued 49,500 shares of restricted stock on February 1, 2009 at a price of $6.14 per share.  The shares cliff vest in three years and are fully vested on February 1, 2012.  On April 21, 2009, the Board of Directors voted to suspend the payment of the quarterly cash dividend on the Corporation’s common stock as a prudent means of capital preservation in light of the current economic conditions.

In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements” (“EITF 06-4”), which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods.  The liability should be recognized based on the substantive agreement with the employee.  EITF 06-4 was effective beginning January 1, 2008, and was applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  The impact to the company upon adoption of EITF 06-4 was a reduction in retained earnings and an increase in other liabilities of $529,000.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

(Dollars in thousands, except per share)	Three Months Ended March 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$863	4,442,440	$0.19
Effect of dilutive securities
Stock options	-	-
Unvested restricted stock	-	56,738
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$863	4,499,178	$0.19

(Dollars in thousands, except per share)	Three Months Ended March 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$781	4,415,206	$0.18
Effect of dilutive securities
Stock options	-	1,379
Unvested restricted stock	-	37,893
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$781	4,454,478	$0.18

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Comprehensive Income

The following tables set forth the amounts of other comprehensive income included in equity along with the related tax effects:

	Three Months Ended March 31, 2009
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains on securities:
Unrealized holding gains arising during the period	$588	$(205)	$383
Less: reclassification adjustment for gains realized in net income	(145)	55	(90)
Net unrealized gains on securities	443	(150)	293

Other comprehensive income	$443	$(150)	$293

	Three Months Ended March 31, 2008
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains on securities:
Unrealized holding gains arising during the period	$869	$(295)	$574
Less: reclassification adjustment for gains realized in net income	(97)	33	(64)
Net unrealized gains on securities	772	(262)	510

Other comprehensive income	$772	$(262)	$510

Note 6 – Stock Based Compensation

On May 19, 2004, we terminated our 1997 Stock Incentive Plan and replaced it with the 2004 Equity Incentive Plan.  Outstanding options issued under any former Plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance.  At March 31, 2008 there were 52,009 options outstanding that had been issued under the plans.  All outstanding options expired during the first quarter of 2009, therefore there were no options outstanding for the period ended March 31, 2009.

A summary of the status of our stock option plans for the three months ended March 31, 2009 and March 31, 2008.  and changes during the period then ended are presented below:

	2009		2008
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	52,009	$18.01	91,339	$15.62
Exercised	-	-	37,605	12.43
Cancelled	52,009	18.01	1,725	13.04
Outstanding at end of period	-	-	52,009	18.01

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

During 2009 and 2008, we issued 49,500 and 26,800 shares, respectively, of restricted stock pursuant to the 2004 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested on February 1, 2012 and February 1, 2011, respectively.  The weighted-average fair value of restricted stock issued during 2009 and 2008 was $6.14 and $15.73, respectively.  Compensation cost associated with these and prior issuances were $96,000 and $102,000 for the three months ended March 31, 2009 and 2008, respectively.  At March 31, 2009, we had 96,498 stock awards available for grant under the 2004 Equity Incentive Plan.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2009:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$-	$72,569	$-

Mortgage loans held for sale	-	1,774	-
Total	$-	$74,343	$-

COMMUNITY CAPITAL CORPORATION

Note 7 – Fair Value Measurements - continued

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS No. 157 valuation hierarchy (as described above) as of March 31, 2009 for which a nonrecurring change in fair value has been recorded during the quarter ended March 31, 2009.

Assets and liabilities measured at fair value on a nonrecurring basis are as follows as of March 31, 2009:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Intangible assets	$-	$-	$1,980

Goodwill	-	-	7,419

Other real estate owned	-	8,473	-

Impaired loans	-	92,120	-
Total	$-	$100,5932	$9,399

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition as of March 31, 2009 compared to December 31, 2008 and the results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended
	March 31, 2009			March 31, 2008
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$637,298	$8,499	5.41%	$656,782	$10,886	6.67%
Securities, taxable (3)	47,225	615	5.28%	40,424	523	5.21%
Securities, nontaxable (3)(4)	28,152	453	6.53%	29,313	432	5.93%
Nonmarketable equity securities	2,041	30	5.96%	9,513	142	6.00%
Fed funds sold and other	2,840	2	0.29%	295	2	2.73%
Total earning assets	717,556	9,599	5.43%	736,327	11,985	6.55%
Non-earning assets	65,849			65,360
Total assets	$783,405			$801,687

Liabilities:
Interest bearing liabilities:
Interest bearing transaction accounts	207,123	290	0.57%	239,738	1,174	1.97%
Savings accounts	37,360	168	1.82%	35,832	236	2.65%
Time deposits	187,563	1,384	2.99%	194,407	2,140	4.43%
Other short-term borrowings	36,218	34	0.38%	50,434	431	3.44%
Federal Home Loan Bank advances	146,800	1,457	4.03%	135,509	1,497	4.44%
Junior subordinated debentures	10,310	181	7.12%	10,310	181	7.06%
Total interest bearing liabilities	625,374	3,514	2.28%	666,230	5,659	3.42%
Non-interest bearing liabilities	92,757			70,234
Shareholders’ equity	65,274			65,223
Total liabilities and shareholders’ equity	$783,405			$801,687
Net interest spread			3.15%			3.13%
Net interest income/margin		$6,085	3.44%		$6,326	3.46%

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

The tax-effected net interest spread and net interest margin were 3.15% and 3.44%, respectively, for the three month period ended March 31, 2009, compared to 3.13% and 3.46% for the three month period ended March 31, 2008.  During the three months ended March 31, 2009, earning assets averaged $717,556,000, compared to $736,327,000 for the three months ended March 31, 2008.  Interest earning assets exceeded interest earning liabilities by $92,182,000, and $70,097,000 for the three month periods ended March 31, 2009 and March 31, 2008, respectively.

For the three months ended March 31, 2009, our tax-effected net interest income, the major component of our net income, was $6,085,000 compared to $6,326,000 for the same period of 2008, a decrease of $241,000 or 3.81%.  The average rate realized on interest-earning assets decreased to 5.43% from 6.55%, while the average rate paid on interest-bearing liabilities decreased to 2.28% from 3.42% for the three month periods ended March 31, 2009 and 2008, respectively.

Our tax-effected interest income for the three months ended March 31, 2009 was $9,599,000, which consisted of $8,499,000 on loans, $1,098,000 on investments, and $2,000 on fed funds sold and interest bearing deposits with correspondent banks.  The tax-effected interest income for the three months ended March 31, 2008 was $11,985,000, which consisted of $10,886,000 on loans, $1,097,000 on investments, and $2,000 on fed funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the three months ended March 31, 2009 and March 31, 2008, represented 88.54% and 90.82%, respectively, of total interest income.  Average loans represented 88.82% and 89.20% of average earning assets for the three month periods ended March 31, 2009 and March 31, 2008, respectively.

Interest expense for the three months ended March 31, 2009 was $3,514,000, which consisted of $1,842,000 related to deposits and $1,672,000 related to other borrowings.  Interest expense for the three months ended March 31, 2008 was $5,659,000 which consisted of $3,550,000 related to deposits and $2,109,000 related to other borrowings.  Interest expense on deposits for the three months ended March 31, 2009 and March 31, 2008 represented 52.42% and 62.73%, respectively, of total interest expense.  Average interest bearing deposits represented 69.09% and 70.54% of average interest bearing liabilities for the three months ended March 31, 2009 and March 31, 2008, respectively.

Analysis of Changes in Net Interest Income

The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the time periods indicated.

	Three Months Ended
	March 31, 2009 vs. 2008			March 31, 2008 vs. 2007
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$(324)	$(2,062)	$(2,386)	$1,334	$(1,053)	$281
Securities, taxable	84	7	91	(16)	91	75
Securities, nontaxable	(18)	39	21	44	(30)	14
Nonmarketable equity securities	(111)	(1)	(112)	17	2	19
Federal funds sold and other	4	(4)	-	(5)	(4)	(9)
Total interest income	(365)	(2,021)	(2,386)	1,374	(994)	380

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

	Three Months Ended
	March 31, 2009 vs. 2008			March 31, 2008 vs. 2007
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	(142)	(742)	(884)	275	(470)	(195)
Savings accounts	9	(77)	(68)	(20)	11	(9)
Time deposits	(74)	(682)	(756)	52	(143)	(91)
Total interest-bearing deposits	(207)	(1,501)	(1,708)	307	(602)	(295)
Other short-term borrowings	(95)	(302)	(397)	69	(214)	(145)
Federal Home Loan Bank advances	113	(153)	(40)	246	(74)	172
Junior subordinated debentures	-	-	-	-	-	-
Total interest expense	(189)	(1,956)	(2,145)	622	(890)	(268)
Net interest income	$(176)	$(65)	$(241)	$752	$(104)	$(648)

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

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

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at March 31, 2009 to meet presently known and inherent risks in the loan portfolio.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Provision and Allowance for Loan Losses - continued

For the three months ended March 31, 2009  and March 31, 2008,total provision expense was $2,000,000.  The allowance for loan losses was 1.89% of total loans at March 31, 2009, as compared to 1.13% at March 31, 2008. During the first three months of 2009, we charged off $3,787,000 in loans, compared to $1,338,000 during the first three months of 2008.

At March 31, 2009, criticized and classified loans totaled $101,981,000, an increase of $54,810,000 from $47,171,000 at March 31, 2008.  Our nonperforming and impaired loans totaled $92,120,000 at March 31, 2009 compared to $18,125,000 at March 31, 2008.    Criticized and classified loans totaled $107,306,000 at December 31, 2008 and nonperforming and impaired loans totaled $107,426,000 at December 31, 2008.  As economic conditions began to decline during the third and fourth quarter of 2007 and markets experienced declining real estate demand and real estate values, we simultaneously took certain measures to enhance our internal review processes and procedures.  In doing so, we believe we are in a position to identify potential credit risks early and implement timely action plans to minimize portfolio risks and potential loan losses.  As a result, we believe the current level of the allowance is adequate.  While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations.  Such adjustments would be made in the relevant period and may be material to the financial statements.

Noninterest Income

Total noninterest income for the three months ended March 31, 2009 was $1,862,000, an increase of $4,000, or 0.22% compared to $1,858,000 for the three months ended March 31, 2008.

The largest component of noninterest income, service charges on deposit accounts, decreased $23,000, or 3.92 % from the three months ended March 31, 2008 to the three months ended March 31, 2009.  Residential mortgage origination fees increased $48,000, or 17.52% from $274,000 to $322,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

The income from fiduciary activities decreased $121,000, or 25.80% from the three month period ended March 31, 2008 to the three month period ended March 31, 2009.  The decrease is due to the decline in the market value of assets under management.  However, we have continued to increase the number of customer accounts during this period of significant market disruption.    Commissions from the sales of mutual funds decreased $9,000, or 19.57% from the three months ended March 31, 2008 to the three months ended March 31, 2009.    We realized a gain on the sale of fixed assets of $3,000 during the three months ended March 31, 2009 compared to no gains for the three months ended March 31, 2008.  We realized a gain on the sale of securities available for sale of $145,000 during the three months ended March 31, 2009, compared to a gain of $97,000 for the three months ended March 31, 2008.  Other operating income increased $58,000, or 15.03% from the three months ended March 31, 2008 to the three months ended March 31, 2009.

Noninterest Expense

Total noninterest expense for the first three months of 2009 was $4,753,000, a decrease of $323,000, or 6.36%, when compared to $5,076,000 for the first three months of 2008.

The primary component of noninterest expense is salaries and benefits, which decreased $321,000, or 11.01%, from $2,915,000 for the three months ended March 31, 2008 to $2,594,000 for the three months ended March 31, 2009.  Net occupancy expense decreased $9,000 for the three month period ended March 31, 2009, a decrease of 2.74% over the related period in 2008.  The amortization of intangible assets decreased $7,000, or 6.09% to $108,000 from the three month period ended March 31, 2008 to the three month period ended March 31, 2009.  Furniture and equipment expense decreased $2,000, or 0.85% from the three month period ended March 31, 2008 to the three month period ended March 31, 2009.  Other operating expenses were $1,498,000 for the three months ended March 31, 2009, as compared to $1,482,000 for the same period in 2008, an increase of $16,000, or 1.08%.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Income Taxes

For the three months ended March 31, 2009 and 2008, the effective income tax rate was 18.51% and 20.71%, respectively, and the income tax provision was $196,000 and $204,000, respectively.  The decrease in the tax rate was primarily due to a higher percentage of pretax income being derived from tax free sources for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Net Income

The combination of the above factors resulted in net income of $863,000 for the three months ended March 31, 2009 compared to $781,000 for the comparable period in 2008, an increase of $82,000, or 10.50%.

Assets and Liabilities

During the first three months of 2009, total assets decreased $18,497,000, or 2.34%, when compared to December 31, 2008.  We experienced a decrease of $13,893,000, or 2.21% in loans during the first three months of 2009.  Total investment securities decreased 8.28%, or $7,439,000, when compared to December 31, 2008.  On the liability side, total deposits increased $4,802,000, or 0.93%, to $518,403,000 at March 31, 2009.  Advances from Federal Home Loan Bank decreased $25,785,000, or 16.00% to $135,400,000 at March 31, 2009 compared to $161,185,000 at December 31, 2009.

Investment Securities

Investment securities decreased $7,439,000, or 8.28% to $82,419,000 at March 31, 2009 from $89,858,000 at December 31, 2008.  As of March 31, 2009, securities available for sale totaling $8,330,554 were in an unrealized loss position. Of these, approximately 5.00%, or one individual security was in a continuous loss position for twelve months or more.  We have the ability and intent to hold this security until such time as the value recovers or the security matures.

Loans

Loans receivable decreased $15,668,000, or 2.44%, since December 31, 2008.  The largest decrease was in real estate construction, which decreased $8,746,000, or 4.72%, to $176,668,000 at March 31, 2009. Real estate mortgage and commercial loans decreased $8,152,000, or 2.36% to $336,304,000 at March 31, 2009.  Balances within the major loan receivable categories as of March 31, 2009 and December 31, 2008 are as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Commercial and agricultural	$39,678	$43,442
Real estate – construction	176,668	185,414
Real estate - mortgage and commercial	336,304	344,456
Home equity	48,266	47,831
Consumer, installment	23,622	19,073
Consumer, credit card and checking	1,531	1,521
	$626,069	$641,737

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Risk Elements in the Loan Portfolio

We incorporate by reference under this heading the disclosures under the heading “Provision and Allowance for Loan Losses” under this Item 2 of Part I.

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)	March 31,	December 31,
	2009	2008
Loans:
Nonaccrual loans	$27,137	$26,827
Impaired loans	64,983	80,599
Accruing loans more than 90 days past due	1,037	696

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:
Criticized	$27,282	$31,205
Classified	74,699	76,101

Criticized and classified loans decreased $5,325,000, or 4.96% from December 31, 2008 to March 31, 2009 primarily due to loans moving into other real estate owned, as a result of foreclosure and related write downs.  Nonaccrual loans increased $310,000, or 1.15% from December 31, 2008 to March 31, 2009.

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	March 31,
	2009	2008
Balance, January 1,	$13,617	$6,759
Provision for loan losses for the period	2,000	2,000
Charge-offs	(3,787)	(1,338)
Recoveries	12	63

Balance, end of period	$11,842	$7,484

Gross loans outstanding, end of period	$626,069	$664,903

Allowance for loan losses to loans outstanding	1.89%	1.13%

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Risk Elements in the Loan Portfolio - continued

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	March 31,	December 31,
	2009	2008
Impaired loans without a valuation allowance	$70,996	$84,359
Impaired loans with a valuation allowance	21,124	23,067

Total impaired loans	$92,120	$107,426

Valuation allowance related to impaired loans	$3,559	$6,196

	March 31,	December 31,
	2009	2008
Average investment in impaired loans	$92,071	$102,864

Interest income recognized on impaired loans	$763	$4,543

Interest income recognized on a cash basis on impaired loans	$462	$2,913

Total nonaccrual and impaired loans decreased $15,306,000, or 14.25%, from December 31, 2008 to March 31, 2009.  The valuation allowance related to impaired loans decreased $2,637,000, or 42.56%, from December 31, 2008 to March 31, 2009.  The decreases of nonaccrual and impaired loans and the related valuation allowance was primarily due to loans moving into other real estate owned as a result of foreclosures and related write downs.  Total nonaccrual and impaired loans represent 14.71% of total loans outstanding as of March 31, 2009, compared to 16.74% at December 31, 2008.

Premises and Equipment

Our purchases of fixed assets during the first three months of 2009 totaled $34,000, compared to $822,000 during the first three months of 2008.    Total fixed assets, net of depreciation, decreased $246,000 during the first three months of 2009.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Deposits

Total deposits increased $4,802,000, or 0.93%, to $518,403,000 at March 31, 2009 from $513,601,000 at December 31, 2008.  Expressed in percentages, noninterest-bearing deposits increased 21.34% from $73,663,000 at December 31, 2008 to $89,384,000 at March 31, 2009, and interest-bearing deposits decreased 2.48% from $439,938,000 at December 31, 2008 to $429,019,000 at March 31, 2009.  Our non-interest bearing deposits have increased due to our successful rollout of significantly improved cash management services and the movement of funds from customer repurchase agreements to bank deposits taking advantage of unlimited deposit insurance.  Additionally, we have allowed higher cost customer CDs to run off and have replaced them with much lower cost brokered CDs.  While we do not anticipate that brokered CDs will be a material part of our funding base, we will continue to use this funding source as long as it provides a significantly lower cost of funds versus in-market deposits.

Balances within the major deposit categories as of March 31, 2009 and December 31, 2008 are as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008

Noninterest-bearing demand deposits	$89,384	$73,663
Interest-bearing demand deposits	68,803	65,699
Money market accounts	98,635	96,377
Brokered money market deposits	41,290	49,828
Savings deposits	37,659	37,430
Certificates of deposit	170,783	190,604
Brokered certificates of deposit	11,849	-
	$518,403	$513,601

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us decreased $25,785,000 to $135,400,000 as of March 31, 2009 compared to $161,185,000 at December 31, 2008.  Of the $135,400,000 in advances with Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
03/28/11	4.68% - fixed, callable 06/29/09	$10,000
12/07/11	4.12% - fixed, callable 06/08/09	10,000
02/09/12	4.61% - fixed, callable 05/11/09	10,000
03/01/12	4.32% - fixed, callable 06/01/09	10,000
05/18/12	4.62% - fixed, callable 05/18/09	5,000
06/14/12	4.94% - fixed, callable 06/15/09	10,000
03/05/13	1.94% - fixed, callable 06/05/09	5,400
01/16/15	2.77% - fixed, callable 01/19/10	10,000
06/03/15	3.36% - fixed, callable 06/03/09	15,000
02/02/17	4.31% - fixed, callable 05/04/09	10,000
05/18/17	4.15% - fixed, callable 05/18/09	10,000
		$105,400

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

The following table summarizes capital ratios and the regulatory minimum requirements at March 31, 2009:

	Tier 1	Total	Tier 1
	Risk-based	Risk-based	Leverage
Actual ratio:
Community Capital Corporation	10.58%	11.84%	8.48%
CapitalBank	10.34%	11.59%	8.26%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

Shareholders’ equity was increased by net income of $863,000 during the three months ended March 31, 2009. Due to changes in the market rates of interest, the fair value of our securities available for sale increased, which had the effect of increasing shareholder’s equity by $293,000, net of deferred taxes, for the three months ended March 31, 2009 when compared to December 31, 2008.  Total equity also increased by $96,000 for the amortization of deferred compensation on restricted stock for the three months ended March 31, 2009.  Total equity was reduced by cash dividends of $678,000 paid during the first three months of 2009.

For the near term, maturities and sales of securities available-for-sale are expected to be a source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities.  We also expect to build our deposit base. Advances from the Federal Home Loan Bank, availability at Federal Reserve Bank Discount Window, and our correspondent banks will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $57,234,000 in advances under the terms of our agreement with the Federal Home Loan Bank.  We have the ability to receive $68,859,000 from the Discount Window at the Federal Reserve Bank.  We have $10,000,000 available in a revolving line of credit with another bank.  Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $51,910,000 of unused lines of credit to purchase federal funds.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At March 31, 2009, we had issued commitments to extend credit of $75,998,000 and standby letters of credit of $2,687,000 through various types of commercial lending arrangements.  Approximately $61,012,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2009.

			After One	After Three
		Within	Through	Through		Greater
		One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments
to extend credit	$3,394	$4,108	$23,246	$30,748	$45,250	$75,998
Standby letters of
credit	130	795	1,714	2,639	48	2,687
Total	$3,524	$4,903	$24,960	$33,387	$45,298	$78,685

We have evaluated each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2008 as filed on our annual report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates, which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

In December 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”).  This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented.  FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted.  The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value.  If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated.  If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities.  Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R).  The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.  The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company’s financial position.

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles.  This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities.  The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income.  Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months.  At March 31, 2009, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $24,317,367.  This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and NOW accounts, which totaled $369,135,000 at March 31, 2009.

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

COMMUNITY CAPITAL CORPORATION

Item 4.  Controls and Procedures – continued

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

Item 1A.  Risk Factors

Information regarding risk factors appears in Part I – Item 1A – Risk Factors of our report on Form 10-K for the fiscal year ended December 31, 2008.  There have been no material changes from risk factors previously disclosed in our report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding our purchase of our common stock during the quarter.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2009 to January 31, 2009	-	-	-	99,250
February 1, 2009 to February 28, 2009	-	-	-	99,250
March 1, 2009 to March 31, 2009	-	-	-	99,250
Total	-	-	-	99,250

On June 20, 2007, we announced a new stock repurchase plan of the purchase of up to 115,000 shares of common stock and cancelled all prior outstanding stock repurchase authorizations.  The shares may be purchased in private or open-market purchases, including block transactions.   As of March 31, 2009, we have repurchased a cumulative total of 1,199,470 shares.  All shares have been adjusted for the 15% stock dividend issued in November 2007.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

On January 21, 2009 we declared a cash dividend on each outstanding share of our common stock, par value $1.00 per share, in the amount of $0.15 per share of common stock, which dividend was paid on March 6, 2009 to holders of record as of the close of business on February 20, 2009.

COMMUNITY CAPITAL CORPORATION

Item 5.  Other Information - continued

On April 22, 2009, we announced that the Board of Directors on April 21, 2009 voted to suspend the payment of the quarterly cash dividend on the Corporation’s common stock effective immediately as a prudent means of capital preservation in light of the current economic conditions.

On April 22, 2009, we also announced the withdrawal of our application for funds pursuant to the TARP Capital Purchase Program.

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

COMMUNITY CAPITAL CORPORATION

	By:	/s/ WILLIAM G. STEVENS
William G. Stevens President & Chief Executive Officer

Date: May 13, 2009	By:	/s/ R. WESLEY BREWER
R. Wesley Brewer Chief Financial Officer