Form 10-Q
period 2009-06-30
COMMUNITY CAPITAL CORP /SC/
filed 2009-07-28
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES X  NO __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES __ NO __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
4,532,595 shares of common stock, $1.00 par value, as of July 21, 2009

COMMUNITY CAPITAL CORPORATION

Index

PART I. - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - June 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations -
	Six months ended June 30, 2009 and 2008 and three months ended June 30, 2009 and 2008	4

	Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
	Six months ended June 30, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2009 and 2008	6

	Notes to Condensed Consolidated Financial Statements	7-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-32

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	.33

Item 4T.	Controls and Procedures	33-34

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35-39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Under Senior Securities	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	40

Item 6.	Exhibits	40-41

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Balance Sheets
PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Assets	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$16,114	$11,970
Interest-bearing deposit accounts	58,101	1,642
Total cash and cash equivalents	74,215	13,612
Securities:
Securities available-for-sale	65,409	78,828
Securities held-to-maturity (estimated fair value of $227
at June 30, 2009 and $225 at December 31, 2008)	215	215
Nonmarketable equity securities	10,186	10,815
Total securities	75,810	89,858

Loans held for sale	3,394	303

Loans receivable	614,986	641,737
Less allowance for loan losses	(14,851)	(13,617)
Loans, net	600,135	628,120
Other real estate owned	5,553	5,121
Premises and equipment, net	16,593	17,243
Accrued interest receivable	3,173	3,724
Intangible assets	9,294	9,507
Cash surrender value of life insurance	16,335	15,996
Other assets	10,210	7,116
Total assets	$814,712	$790,600

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$105,696	$73,663
Interest-bearing	463,656	439,938
Total deposits	569,352	513,601
Federal funds purchased and securities sold
under agreements to repurchase	30,109	33,838
Advances from the Federal Home Loan Bank	135,400	161,185
Accrued interest payable	1,567	1,802
Junior subordinated debentures	10,310	10,310
Other liabilities	5,903	4,907
Total liabilities	752,641	725,643
Shareholders’ Equity
Common stock, $1.00 par value; 10,000,000 shares authorized,
5,716,160 and 5,666,760 shares issued at June 30, 2009
and December 31, 2008, respectively	5,716	5,667
Nonvested restricted stock	(556)	(445)
Capital surplus	62,658	62,405
Accumulated other comprehensive loss	167	527
Retained earnings	11,463	14,218
Treasury stock at cost; 1,192,194 and 1,199,470 shares at June 30, 2009
and December 31, 2008, respectively	(17,377)	(17,415)
Total shareholders’ equity	62,071	64,957
Total liabilities and shareholders’ equity	$814,712	$790,600

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$16,891	$20,853	$8,401	$9,981
Investment securities:
Taxable	1,133	1,023	517	500
Tax-exempt	612	646	283	323
Nonmarketable equity securities	61	281	31	139
Other interest income	8	4	7	1
Total	18,705	22,807	9,239	10,944

Interest expense:
Deposits	3,664	6,127	1,823	2,574
Federal Home Loan Bank advances	2,916	2,956	1,459	1,459
Other interest expense	417	1,098	200	489
Total	6,997	10,181	3,482	4,522

Net interest income	11,708	12,626	5,757	6,422
Provision for loan losses	7,800	4,500	5,800	2,500
Net interest income (loss) after provision for loan losses	3,908	8,126	(43)	3,922

Other operating income:
Service charges on deposit accounts	1,136	1,169	573	583
Residential mortgage origination fees	815	603	493	329
Fees from brokerage services	111	93	74	48
Income from fiduciary activities	754	956	406	488
Gain on sales of securities available-for-sale	393	98	248	1
Other operating income	888	755	444	367
Total	4,097	3,674	2,238	1,816

Other operating expenses:
Salaries and employee benefits	5,211	5,908	2,617	2,992
Net occupancy expense	640	656	320	327
Amortization of intangible assets	213	225	105	111
Furniture and equipment expense	455	478	223	243
Loss on sales of fixed assets	18	-	21	-
Other operating expenses	5,236	3,138	3,736	1,656
Total	11,773	10,405	7,022	5,329

Income (loss) before income taxes	(3,768)	1,395	(4,827)	409
Income tax provision (benefit)	(1,690)	187	(1,886)	(18)

Net income (loss)	$(2,078)	$1,208	$(2,941)	$427

Basic net income (loss) per share	$(0.47)	$0.27	$(0.66)	$0.10
Diluted net income (loss) per share	$(0.47)	$0.27	$(0.66)	$0.10

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the six months ended June 30, 2009 and 2008
(Unaudited)

(Dollars in thousands)	Common Stock		Nonvested Restricted Stock	Capital Surplus	Retained Earnings	Accumulated Other Compre-hensive Income (loss)	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2007	5,603,570	$5,604	$(443)	$61,600	$15,016	$485	$(17,415)	$64,847

Net income					1,208			1,208
Other comprehensive loss, net of tax benefit						(334)		(334)
Comprehensive Income								874
Cumulative change in accounting principle					(529)			(529)
Exercise of stock options	37,605	37		430				467
Issuance of restricted stock	26,800	27	(422)	395				-
Amortization of deferred compensation on restricted stock			204					204
Forfeitures of restricted stock	(270)							-
Dividends paid ($0.30 per share)					(1,339)			(1,339)
Balance, June 30, 2008	5,667,705	$5,668	$(661)	$62,425	$14,356	$151	$(17,415)	$64,524

Balance, December 31, 2008	5,666,760	$5,667	$(445)	$62,405	$14,218	$527	$(17,415)	$64,957

Net income (loss)					(2,078)			(2,078)
Other comprehensive loss, net of tax benefit						(360)		(360)
Comprehensive Income (loss)								(2,438)
Issuance of restricted stock	49,500	49	(302)	253				-
Amortization of deferred compensation on restricted stock			191					191
Forfeitures of restricted stock	(100)							-
Redemptions of treasury shares (7,276 shares)							38	38
Dividends paid ($0.15 per share)					(677)			(677)
Balance, June 30, 2009	5,716,160	$5,716	$(556)	$62,658	$11,463	$167	$(17,377)	$62,071

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(2,078)	$1,208
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	452	526
Provision for possible loan losses	7,800	4,500
Amortization of intangible assets	213	225
Amortization less accretion on investments	33	10
Amortization of deferred loan costs	520	676
Amortization of deferred compensation on restricted stock	191	204
Gain on sales of securities available-for-sale	(475)	(98)
Loss on write-off of nonmarketable equity securities	82	-
Net loss on sale of other real estate	1,449	4
Loss on sale of fixed assets	18	-
Cumulative change in accounting principle	-	(529)
Disbursements of loans held for sale	(28,058)	(12,367)
Proceeds of loans held for sale	24,967	11,984
Decrease in interest receivable	551	680
Decrease in interest payable	(235)	(1,382)
Increase in other assets	(3,247)	(1,677)
Increase in other liabilities	996	272
Net cash provided by operating activities	3,179	4,236

Cash flows from investing activities:
Net (increase) decrease in loans to customers	13,318	(2,931)
Purchases of securities available-for-sale	(21,092)	(7,507)
Proceeds from maturities and sales of securities available-for-sale	34,407	11,084
Proceeds from calls and maturities from securities held-to-maturity	-	-
Purchases of nonmarketable equity securities	(1,785)	(515)
Proceeds from sales of nonmarketable equity securities	2,332	359
Proceeds from sales of other real estate	4,466	45
Purchases of premises and equipment	(97)	(1,494)
Proceeds from sales of premises and equipment	277	1
Net cash provided (used) by investing activities	31,826	(958)

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	55,751	(20,781)
Net increase (decrease) in federal funds purchased and repos	(3,729)	4,314
Advances of Federal Home Loan Bank borrowings	39,700	19,400
Repayments of Federal Home Loan Bank borrowings	(65,485)	(19,450)
Dividends paid	(677)	(1,339)
Proceeds from exercise of stock options	-	467
Purchase of treasury stock	38	-
Net cash (used) provided by financing activities	25,598	(17,389)

Net increase (decrease) in cash and cash equivalents	60,603	(14,111)

Cash and cash equivalents, beginning of period	13,612	29,409

Cash and cash equivalents, end of period	$74,215	$15,298

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of June 30, 2009 and for the interim periods ended June 30, 2009 and 2008 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in our 2008 Annual Report.  In preparing the financial statements, the Company has evaluated events and transactions occurring subsequent to the financial statement date through the filing date of July 27, 2009 for potential recognition or disclosure.

Note 2 - Supplemental Cash Flow Information

(Dollars in thousands)	Six Months Ended June 30,
	2009	2008
Cash paid during the period for:
Income taxes	$990	$1,373
Interest	7,232	11,563

Noncash investing and financing activities:
Foreclosures on loans	$6,347	$1,131

Note 3 - Shareholders' Equity

On January 21, 2009 the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on March 6, 2009.  Total cash paid for cash dividends during the six month period ended June 30, 2009 was $677,000, all of which was paid in the first quarter.  We issued 49,500 shares of restricted stock on February 1, 2009 at a price of $6.14 per share.  The shares cliff vest in three years and are fully vested on February 1, 2012.  On April 21, 2009, the Board of Directors voted to suspend to the payment of the quarterly cash dividend on the Company’s common stock as a prudent means of capital preservation in light of the current economic conditions.

During the second quarter of 2009, the Company redeemed 7,276 shares of treasury shares for total proceeds of $38,000.   The Company’s 401(k) plan and Dividend Reinvestment and Stock Purchase Plan now purchase shares from treasury versus the open market to generate additional capital for the Company.

In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements” (“EITF 06-4”), which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods.  The liability should be recognized based on the substantive agreement with the employee.  EITF 06-4 was effective beginning January 1, 2008, and was applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  The impact to the Company upon adoption of EITF 06-4 was a reduction in retained earnings and an increase in other liabilities of $529,000 for the six month period ended June 30, 2008.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 – Earnings (Losses) Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings (losses) per share are as follows:

(Dollars in thousands, except per share)	Six Months Ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income (losses) available to common shareholders	$(2,078)	4,447,240	$(0.47)
Effect of dilutive securities
Stock options	-	-
Unvested restricted stock	-	-
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$(2,078)	4,447,240	$(0.47)

(Dollars in thousands, except per share)	Six Months Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income (losses) available to common shareholders	$1,208	4,420,705	$0.27
Effect of dilutive securities
Stock options	-	439
Unvested restricted stock	-	39,962
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$1,208	4,461,106	$0.27

(Dollars in thousands, except per share)	Three Months Ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income (losses) available to common shareholders	$(2,941)	4,451,987	$(0.66)
Effect of dilutive securities
Stock options	-	-
Unvested restricted stock	-	-
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$(2,941)	4,451,987	$(0.66)

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings (Losses) Per Share - continued

(Dollars in thousands, except per share)	Three Months Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income (losses) available to common shareholders	$427	4,426,205	$0.10
Effect of dilutive securities
Stock options	-	-
Unvested restricted stock	-	42,030
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$427	4,468,235	$0.10

Note 5 - Comprehensive Income (Loss)

The following tables set forth the amounts of other comprehensive income (losses) included in equity along with the related tax effects:

	Six Months Ended June 30, 2009
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(153)	$52	$(101)
Less: reclassification adjustment for gains realized in net income	(393)	134	(259)
Net unrealized losses on securities	(546)	186	(360)

Other comprehensive loss	$(546)	$186	$(360)

	Six Months Ended June 30, 2008
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(409)	$140	$(269)
Less: reclassification adjustment for gains realized in net income	(98)	33	(65)
Net unrealized losses on securities	(507)	173	(334)

Other comprehensive loss	$(507)	$173	$(334)

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Comprehensive Income - continued

	Three Months Ended June 30, 2009
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(741)	$252	$(489)
Less: reclassification adjustment for gains realized in net income	(248)	84	(164)
Net unrealized losses on securities	(989)	336	(653)

Other comprehensive loss	$(989)	$336	$(653)

	Three Months Ended June 30, 2008
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(1,278)	$435	$(843)
Less: reclassification adjustment for gains realized in net income	(1)	-	(1)
Net unrealized losses on securities	(1,279)	435	(844)

Other comprehensive loss	$(1,279)	$435	$(844)

Note 6 – Stock Based Compensation

On May 19, 2004, we terminated our 1997 Stock Incentive Plan and replaced it with the 2004 Equity Incentive Plan.  Outstanding options issued under any former plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance.  At June 30, 2008 there were 52,009 options outstanding that had been issued under the plans.  All outstanding options expired during the first quarter of 2009, therefore there were no options outstanding for the period ended June 30, 2009.

A summary of the status of our stock option plans for the three months ended June 30, 2009 and June 30, 2008, and changes during the periods then ended are presented below:

	2009		2008
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	-	$-	52,009	$18.01
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at end of period	-	-	52,009	18.01

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Stock Based Compensation - continued

A summary of the status of our stock option plans for the six months ended June 30, 2009 and June 30, 2008, and changes during the periods then ended are presented below:

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

During 2009 and 2008, we issued 49,500 and 26,800 shares, respectively, of restricted stock pursuant to the 2004 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested on February 1, 2012 and February 1, 2011, respectively.  The weighted-average fair value of restricted stock issued during 2009 and 2008 was $6.14 and $15.73, respectively.  Compensation cost associated with these and prior issuances were $191,000 and $204,000 for the six months ended June 30, 2009 and 2008, respectively, and $95,000 and $102,000 for the three months ended June 30, 2009 and 2008, respectively.  At June 30, 2009, we had 145,898 stock awards available for grant under the 2004 Equity Incentive Plan.

Note 7 – Fair Value Measurements

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$16,114	$16,114	$11,970	$11,970
Interest-bearing deposit accounts	58,101	58,101	1,642	1,642
Securities available-for-sale	65,409	65,409	78,828	71,828
Securities held-to-maturity	215	227	215	225
Nonmarketable equity securities	10,186	10,186	10,815	10,815
Cash surrender value of life insurance	16,335	16,335	15,996	15,996
Loans and loans held for sale	618,380	649,437	642,040	658,309
Accrued interest receivable	3,173	3,173	3,724	3,724

Financial Liabilities:
Demand deposit, interest bearing
transaction, and savings accounts	$325,076	$325,076	$322,997	$322,997
Certificates of deposit and other time deposits	244,276	248,131	190,604	193,606
Federal funds purchased and securities
sold under agreements to repurchase	30,109	30,109	33,838	33,838
Advances from the Federal Home Loan Bank	135,400	127,835	161,185	150,771
Junior subordinated debentures	10,310	10,310	10,310	10,310
Accrued interest payable	1,567	1,567	1,802	1,802

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2009:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$-	$65,409	$-

Mortgage loans held for sale	-	3,394	-
Total	$-	$68,803	$-

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Fair Value Measurements - continued

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the SFAS No. 157 valuation hierarchy (as described above) as of June 30, 2009 for which a nonrecurring change in fair value has been recorded during the quarter ended June 30, 2009.

Assets and liabilities measured at fair value on a nonrecurring basis are as follows as of June 30, 2009:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Intangible assets	$-	$-	$1,875

Goodwill	-	-	7,419

Other real estate owned	-	5,553	-

Impaired loans	-	101,770	-
Total	$-	$107,323	$9,294

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, or this “Quarterly Report,” we refer to Community Capital Corporation as “we,” “us,” “our,” or the “Company,” unless we specifically state otherwise or the context indicates otherwise.

Overview

We are a bank holding company headquartered in Greenwood, South Carolina with 18 banking offices located in thirteen different cities throughout South Carolina. Since our formation in 1988, we have grown in our core markets through organic growth, and to expand our market presence from central South Carolina to the upstate region of South Carolina, we have made selective acquisitions and formed de novo banking operations. We continuously evaluate our branch network to determine how to best serve our customers efficiently and to improve our profitability.

We operate a general commercial and retail banking business through our bank subsidiary, CapitalBank which we also refer to as our “Bank.” We believe our commitment to quality and personalized banking services is a factor that contributes to our competitiveness and success. Through the Bank, we provide a full range of lending services, including real estate, consumer and commercial loans to individuals and small to medium-sized businesses in our market areas, as well as residential mortgage loans. Our primary focus has been on real estate construction loans, commercial mortgage loans and residential mortgage loans. We complement our lending services with a full range of retail and commercial banking products and services, including checking, savings and money market accounts, certificates of deposit, credit card accounts, individual retirement accounts safe deposit accounts, money orders and electronic funds transfer services. In addition to our traditional banking services, we also offer customers trust and fiduciary services. We make discount securities brokerage services available through a third-party brokerage service that has contracted with CapitalBank.

As of June 30, 2009, we had total consolidated assets of approximately $815 million, total deposits of approximately $569 million, total consolidated liabilities, including deposits, of approximately $753 million and total consolidated shareholders’ equity of approximately $62 million. While the majority of our loan portfolio continues to perform well, the real estate, construction and land development portion of our portfolio has been negatively impacted by the current economic climate and the deterioration in the residential real estate sector. We continue to actively manage our non-performing assets and we may sell assets and take advantage of other market opportunities to dispose of problem assets. Recently, we have emphasized cost controls throughout our organization, which have been an important focus as economic growth has slowed.

Recent Developments

•	We currently intend to conduct a capital raise. On July 2, 2009, we filed a registration statement on Form S-1 (File No. 333-160430) related to the intended capital raise.

•
We will hold a special meeting of shareholders on August 5, 2009 whereby we are asking our shareholders (i) to approve a proposed amendment to our articles of incorporation to increase the number of authorized shares of common stock of the Company from ten million (10,000,000) shares to twenty million (20,000,000) shares, (ii) and to approve an issuance of the Company’s common stock equal to or greater than 20% of the Company’s outstanding common stock in connection with the intended capital raise.

The following is a discussion of our financial condition as of June 30, 2009 compared to December 31, 2008 and the results of operations for the six and three months ended June 30, 2009 compared to the six and three months ended June 30, 2008.  These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

	Average Balances, Income and Expenses, and Rates
	For the Three Months Ended
	June 30, 2009			June 30, 2008
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets:
Earning Assets:
Loans(2)(4)	$626,961	8,410	5.38%	$653,252	9,991	6.15%
Securities, taxable(3)	42,183	518	4.93%	38,811	500	5.18%
Securities, nontaxable(3)(4)	25,150	393	6.27%	29,262	446	6.13%
Nonmarketable equity securities	2,041	31	6.09%	9,661	139	5.79%
Fed funds sold and other	19,619	7	0.14%	266	2	3.02%
Total earning assets	715,954	9,359	5.24%	731,252	11,078	6.09%
Non-earning assets	66,476			59,836
Total assets	$782,430			$791,088

Liabilities:
Interest bearing liabilities:
Interest bearing transaction accounts	189,041	329	0.70%	230,424	709	1.24%
Savings accounts	38,947	162	1.67%	36,285	205	2.27%
Time deposits	200,969	1,332	2.66%	185,149	1,663	3.61%
Other short-term borrowings	35,619	23	0.26%	54,835	306	2.24%
Federal Home Loan Bank borrowings	137,221	1,459	4.26%	135,527	1,459	4.33%
Junior subordinated debentures	10,310	177	6.89%	10,310	180	7.02%
Total interest bearing liabilities	612,107	3,482	2.28%	652,530	4,522	2.79%
Non-interest bearing liabilities	106,388			73,149
Shareholders’ equity	63,935			65,409
Total liabilities and shareholders’ equity	$782,430			$791,088
Net interest spread			2.96%			3.30%
Net interest income/margin		$5,877	3.29%		$6,556	3.61%

(1)	Annualized for the three month period.
(2)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(3)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(4)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

The tax-effected net interest spread and net interest margin were 2.96% and 3.29%, respectively, for the three month period ended June 30, 2009, compared to 3.30% and 3.61% for the three month period ended June 30, 2008.  During the three months ended June 30, 2009, earning assets averaged $715,954,000, compared to $731,252,000 for the three months ended June 30, 2008.  Interest earning assets exceeded interest earning liabilities by $103,847,000, and $78,722,000 for the three month periods ended June 30, 2009 and June 30, 2008, respectively.

For the three months ended June 30, 2009, our tax-effected net interest income, the major component of our net income, was $5,877,000 compared to $6,556,000 for the same period of 2008, a decrease of $679,000 or 10.36%.  The average rate realized on interest-earning assets decreased to 5.24% from 6.09%, while the average rate paid on interest-bearing liabilities also decreased to 2.28% from 2.79% for the three month periods ended June 30, 2009 and 2008, respectively.

Our tax-effected interest income for the three months ended June 30, 2009 was $9,359,000, which consisted of $8,410,000 on loans, $942,000 on investments, and $7,000 on federal funds sold and interest bearing deposits with correspondent banks.  The tax-effected income for the three months ended June 30, 2008 was $11,078,000, which consisted of $9,991,000 on loans, $1,085,000 on investments, and $2,000 on federal funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the three months ended June 30, 2009 and June 30, 2008, represented 89.86% and 90.19%, respectively, of total interest income.  Average loans represented 87.57% and 89.33% of average earning assets for the three month periods ended June 30, 2009 and June 30, 2008, respectively.

Interest expense for the three months ended June 30, 2009 was $3,482,000, which consisted of $1,823,000 related to deposits and $1,659,000 related to other borrowings.  Interest expense for the three months ended June 30, 2008 was $4,522,000, which consisted of $2,577,000 related to deposits and $1,945,000 related to other borrowings.  Interest expense on deposits for the three months ended June 30, 2009 and June 30, 2008 represented 52.35% and 56.99%, respectively, of total interest expense.  Average interest bearing deposits represented 70.08% and 69.25% of average interest bearing liabilities for the three months ended June 30, 2009 and June 30, 2008, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

	Average Balances, Income and Expenses, and Rates
	For the Six Months Ended
	June 30, 2009			June 30, 2008
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets:
Earning Assets:
Loans(2)(4)	$632,101	16,907	5.39%	$655,017	20,876	6.41%
Securities, taxable(3)	44,689	1,133	5.11%	39,619	1,023	5.19%
Securities, nontaxable(3)(4)	26,643	846	6.40%	29,287	891	6.12%
Nonmarketable equity securities	2,041	61	6.03%	9,587	281	5.89%
Fed funds sold and other	11,277	8	0.14%	280	4	2.87%
Total earning assets	716,751	18,955	5.33%	733,790	23,075	6.32%
Non-earning assets	66,164			61,975
Total assets	$782,915			$795,765

Liabilities:
Interest bearing liabilities:
Interest bearing transaction accounts	198,031	619	0.63%	235,081	1,883	1.61%
Savings accounts	38,158	330	1.74%	36,059	441	2.46%
Time deposits	194,303	2,715	2.82%	189,778	3,803	4.03%
Other short-term borrowings	35,918	58	0.33%	52,635	737	2.82%
Federal Home Loan Bank borrowings	141,984	2,916	4.14%	135,518	2,956	4.39%
Junior subordinated debentures	10,310	359	7.02%	10,310	361	7.04%
Total interest bearing liabilities	618,704	6,997	2.28%	659,381	10,181	3.11%
Non-interest bearing liabilities	100,379			71,068
Shareholders’ equity	63,832			65,316
Total liabilities and shareholders’ equity	$782,915			$795,765
Net interest spread			3.05%			3.21%
Net interest income/margin		$11,958	3.36%		$12,894	3.53%

(1)	Annualized for the six month period.
(2)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(3)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(4)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

The tax-effected net interest spread and net interest margin were 3.05% and 3.36%, respectively, for the six month period ended June 30, 2009, compared to 3.21% and 3.53% for the six month period ended June 30, 2008.  During the six months ended June 30, 2009, earning assets averaged $716,751,000, compared to $733,790,000 for the six months ended June 30, 2008.  Interest earning assets exceeded interest earning liabilities by $98,047,000, and $74,409,000 for the six month periods ended June 30, 2009 and June 30, 2008, respectively.

For the six months ended June 30, 2009, our tax-effected net interest income, the major component of our net income, was $11,958,000 compared to $12,894,000 for the same period of 2008, a decrease of $936,000 or 7.26%.  The average rate realized on interest-earning assets decreased to 5.33% from 6.32%, and the average rate paid on interest-bearing liabilities decreased to 2.28% from 3.11% for the six month periods ended June 30, 2009 and 2008, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Our tax-effected interest income for the six months ended June 30, 2009 was $18,955,000, which consisted of $16,907,000 on loans, $2,040,000 on investments, and $8,000 on federal funds sold and interest bearing deposits with correspondent banks.  The tax-effected income for the six months ended June 30, 2008 was $23,075,000, which consisted of $20,876,000 on loans, $2,195,000 on investments, and $4,000 on fed funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the six months ended June 30, 2009 and June 30, 2008, represented 89.20% and 90.47%, respectively, of total interest income.  Average loans represented 88.19% and 89.26% of average earning assets for the six month periods ended June 30, 2009 and June 30, 2008, respectively.

Interest expense for the six months ended June 30, 2009 was $6,997,000, which consisted of $3,664,000 related to deposits and $3,333,000 related to other borrowings.  Interest expense for the six months ended June 30, 2008 was $10,181,000, which consisted of $6,127,000 related to deposits and $4,054,000 related to other borrowings.  Interest expense on deposits for the six months ended June 30, 2009 and June 30, 2008 represented 52.37% and 60.18%, respectively, of total interest expense.  Average interest bearing deposits represented 69.58% and 69.90% of average interest bearing liabilities for the six months ended June 30, 2009 and June 30, 2008, respectively.

Analysis of Changes in Net Interest Income

The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the time periods indicated.

	Three Months Ended
	June 30, 2009 vs. 2008			June 30, 2008 vs. 2007
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$(384)	$(1,197)	$(1,581)	$820	$(2,131)	$(1,311)
Securities, taxable	43	(25)	18	(92)	88	(4)
Securities, nontaxable	(63)	10	(53)	64	(13)	51
Nonmarketable equity securities	(115)	7	(108)	9	(6)	3
Federal funds sold and other	9	(4)	5	-	(1)	(1)
Total interest income	(510)	(1,209)	(1,719)	801	(2,063)	(1,262)
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	(111)	(269)	(380)	98	(1,018)	(920)
Savings accounts	14	(57)	(43)	(20)	(33)	(53)
Time deposits	134	(465)	(331)	50	(594)	(544)
Total interest-bearing deposits	37	(791)	(754)	128	(1,645)	(1,517)
Other short-term borrowings	(81)	(202)	(283)	95	(381)	(286)
Federal Home Loan Bank advances	20	(20)	-	111	(101)	10
Junior subordinated debentures	-	(3)	(3)	-	-	-
Total interest expense	(24)	(1,016)	(1,040)	334	(2,127)	(1,793)
Net interest income	$(486)	$(193)	$(679)	$467	$64	$531

(1)    Volume-rate changes have been allocated to each category based on the percentage of the total change.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

	Six Months Ended
	June 30, 2009 vs. 2008			June 30, 2008 vs. 2007
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$(718)	$(3,251)	$(3,969)	$2,089	$(3,119)	$(1,030)
Securities, taxable	127	(17)	110	(108)	178	70
Securities, nontaxable	(84)	39	(45)	107	(29)	78
Nonmarketable equity securities	(226)	6	(220)	24	(2)	22
Federal funds sold and other	12	(8)	4	(5)	(5)	(10)
Total interest income	(889)	(3,231)	(4,120)	2,107	(2,977)	(870)
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	(260)	(1,004)	(1,264)	375	(1,490)	(1,115)
Savings accounts	24	(135)	(111)	(41)	(21)	(62)
Time deposits	87	(1,175)	(1,088)	97	(732)	(635)
Total interest-bearing deposits	(149)	(2,314)	(2,463)	431	(2,243)	(1,812)
Other short-term borrowings	(179)	(500)	(679)	163	(594)	(431)
Federal Home Loan Bank advances	134	(174)	(40)	345	(163)	182
Junior subordinated debentures	-	(2)	(2)	-	-	-
Total interest expense	(194)	(2,990)	(3,184)	939	(3,000)	(2,061)
Net interest income	$(695)	$(241)	$(936)	$1,168	$23	$1,191

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses – continued

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at June 30, 2009 to meet presently known and inherent risks in the loan portfolio.

For the six months ended June 30, 2009, total provision expense was $7,800,000, compared to $4,500,000 for the six month period ended June 30, 2008.  For the three months ended June 30, 2009, provision expense totaled $5,800,000 as compared to $2,500,000 for the same period in 2008. The increase in provision expense during the second quarter was primarily due to the decrease in market valuations on nonaccrual and impaired loans.  Additionally, the increase in provision was due to the increase in net charge offs to $6,566,000 for the six months ended June 30, 2009, compared to $1,383,000 for the six months ended June 30, 2008.  Net charge offs for the three month period June 30, 2009 were $2,779,000 compared to $107,000 for the three months ended June 30, 2008.  The allowance for loan losses was 2.41% of total loans at June 30, 2009, as compared to 1.53% at June 30, 2008.

At June 30, 2009, criticized and classified loans totaled $115,285,000, an increase of $47,335,000 from $67,950,000 at June 30, 2008.  Criticized and classified loans totaled $101,981,000 at March 31, 2009 and $107,306,000 at December 31, 2008.  Our nonperforming and impaired loans totaled $101,770,000 at June 30, 2009 compared to $17,464,000 at June 30, 2008.  Nonperforming and impaired loans totaled $92,120,000 at March 31, 2009 and $107,426,000 at December 31, 2008.  While management uses the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations.  Such adjustments would be made in the relevant period and may be material to the financial statements.

Noninterest Income

Total noninterest income for the six months ended June 30, 2009 was $4,097,000, an increase of $423,000, or 11.51% compared to $3,674,000 for the six months ended June 30, 2008.  Total noninterest income for the quarter ended June 30, 2009 increased $422,000, or 23.24% to $2,238,000, compared to $1,816,000 at June 30, 2008.

The largest component of noninterest income, service charges on deposit accounts, decreased $33,000, or 2.82% from the six months ended June 30, 2008 to the six months ended June 30, 2009 and $10,000, or 1.72% from the three months ended June 30, 2008 to the three months June 30, 2009.  Residential mortgage origination fees increased $212,000, or 35.16% from $603,000 to $815,000 for the six months ended June 30, 2009, compared to the six months ended June 30, 2008 and increased $164,000, or 49.85% from $329,000 to $493,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

The income from fiduciary activities decreased $202,000, or 21.13% from $956,000 for the six month period ended June 30, 2008 to $754,000 for the six month period ended June 30, 2009, and $82,000, or 16.80% from $488,000 for the three month period ended June 30, 2008 to $406,000 for the three month period ended June 30, 2009.  The decrease is primarily a result of the decline in the market value of assets under management.  However, we have continued to increase the number of customer accounts during this period of significant market disruption.  Fees from brokerage services increased $18,000, or 19.35% from the six months ended June 30, 2008 to the six months ended June 30, 2009 and increased $26,000, or 54.17% for the three months ended June 30, 2009 from the three months ended June 30, 2008.  The increase in our brokerage fee income is primarily the result of the sale of annuities.  We realized a gain on the sales/calls of securities available for sale of $393,000 during the six months ended June 30, 2009, compared to a gain of $98,000 during the six months ended June 30, 2008.   Other operating income increased $133,000, or 17.62% from the six months ended June 30, 2008 to the six months ended June 30, 2009 and $77,000, or 20.98% from the three months ended June 30, 2008 to the three months ended June 30, 2009.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Expense

Total noninterest expense for the first six months of 2009 was $11,773,000, an increase of $1,368,000, or 13.15%, when compared to $10,405,000 for the first six months of 2008.  For the quarter ended June 30, 2009, noninterest expense was $7,022,000, an increase of $1,693,000, or 31.77%, over the comparable period of 2008.

The primary component of noninterest expense is salaries and benefits, which decreased $697,000, or 11.80%, from $5,908,000 for the six months ended June 30, 2008 to $5,211,000 for the six months ended June 30, 2009, and decreased $375,000, or 12.53%, from $2,992,000 for the three months ending June 30, 2008 to $2,617,000 for the three months ended June 30, 2009.  This decrease in salary expense is primarily a result of our reduction in the number of employees by 16.45% from June 30, 2008 to June 30, 2009, as we continue to appropriately staff the Company for the current operating environment.  As a result, salaries and benefits expense, net of commission expense related to mortgage lending, is down 16.18% from June 30, 2008 to June 30, 2009.  Net occupancy expense decreased $16,000 or 2.44% for the six month period ending June 30, 2009 over the related period in 2008, and decreased $7,000, or 2.14% for the three months ending June 30, 2009 compared to the same period in 2008.  The amortization of intangible assets decreased $12,000, or 5.33% to $213,000 from the six month period ended June 30, 2008 to the six month period ended 2009, and decreased $6,000, or 5.41% from the three month period ended June 30, 2008 to the three months ended June 30, 2009.  Furniture and equipment expense decreased $23,000, or 4.81% from the six month period ended June 30, 2008 to the six month period ended June 30, 2009, and decreased $20,000, or 8.23% from the three month period ended June 30, 2008 to the three month period ended June 30, 2009.  We realized a net loss on sales of fixed assets of $18,000 for the six months ended June 30, 2009 compared to no losses for the six months ended June 30, 2008.  Other operating expenses were $5,236,000 for the six months ended June 30, 2009, as compared to $3,138,000 for the same period in 2008, an increase of $2,098,000, or 66.86%.  Other operating expenses increased $2,080,000 or 125.60% for the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008.  The increases in other operating expenses are primarily due to increases in Federal Deposit Insurance Corporation, or “FDIC,” assessments during the three and six months ended June 30, 2009 compared to the same periods in 2008, a one-time FDIC Insurance premium of $375,000, and legal and consulting expenses totaling $350,000 which are related to our potential equity raise.  In addition, we had a net loss on other real estate owned of $1,449,000 for the six months ended June 30, 2009, compared to a net gain of $4,000 for the same period in 2008.  We continue our efforts in controlling and eliminating noninterest expenses and as a result have eliminated bank and holding company director fees effective July 1, 2009.

Please see our risk factors that appear in Part I – Item 1A – Risk Factors of this Quarterly Report.

Income Taxes

For the six months ended June 30, 2009 and 2008, the effective income tax rate was 44.85 % and 13.41%, respectively, and the income tax benefit was $1,690,000 for the six month period ended June 30, 2009, compared to an income tax provision of $187,000 for the same period ended June 30, 2008.  For the quarter ended June 30, 2009, the effective tax rate was 39.07 % compared to 4.40 % for the second quarter of 2008.  The increase in effective tax rates for the three and six month periods ended June 30, 2009 compared to June 30, 2008 were primarily due to a lower percentage of pretax income being derived from tax free sources.

Net Income (Loss)

The combination of the above factors resulted in net losses of $2,078,000 for the six months ended June 30, 2009 compared to net income of $1,208,000 for the comparable period in 2008, a decrease of $3,286,000.  For the quarter ended June 30, 2009, net losses were $2,941,000, a decrease of $3,368,000 when compared to net income of $427,000 for the second quarter of 2008.

Assets and Liabilities

During the first six months of 2009, total assets increased $24,112,000, or 3.05%, when compared to December 31, 2008.  We experienced a decrease of $27,985,000, or 4.46% in loans during the first six months of 2009.  Total investment securities decreased $14,048,000, or 15.63%, to $75,810,000 at June 30, 2009 compared to $89,858,000 at December 31, 2008.  Cash and due from banks increased $60,603,000, or 445.22% during the first six months of 2009 to $74,215,000 at June 30, 2009 compared to $13,612,000 at December 31, 2008.   The increase in cash and due from banks at June 30, 2009 compared to December 31, 2008 was primarily due to our efforts to increase our on-balance-sheet liquidity.  As a result we retained significant

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

balances in our Federal Reserve account rather than investing them in other types of assets.   On the liability side, total deposits increased $55,751,000, or 10.85%, to $569,352,000 at June 30, 2009 from $513,601,000 at December 31, 2008, primarily due to the successful implementation of  new deposit growth strategies.  Total federal funds purchased and repurchase agreements decreased $3,729,000, or 11.02%, from $33,838,000 at December 31, 2008 to $30,109,000 at June 30, 2009.  Our advances from Federal Home Loan Bank decreased $25,785,000, or 16%, from $161,185,000 at December 31, 2008 to $135,400,000 at June 30, 2009.  The reduction in Federal Home Loan Bank advances is a result of normal maturities and our desire to reduce reliance on wholesale funding.

Investment Securities

Investment securities decreased $14,048,000 or 15.63% to $75,810,000 at June 30, 2009 from $89,858,000 at December 31, 2008, as we have decided not to replace maturing securities.  Securities available for sale decreased $13,419,000, or 17.02% during the first six months of 2009 and nonmarketable equity securities decreased $629,000, or 5.82% during the first six months of 2009.  As of June 30, 2009, securities available for sale totaling $15,624,000 were in an unrealized loss position. Of these, $1,869,000, or 11.96%, were in a continuous loss position for twelve months or more.  We have the ability and intent to hold this security until such time as the value recovers or the security matures.

Loans

Loans receivable decreased $26,751,000, or 4.17%, from $641,737,000 at December 31, 2008, to $614,986,000 at June 30, 2009, primarily due to pay downs within the portfolio and lack of demand for new loans.  Real estate – construction loans decreased $8,880,000 or 4.79% to $176,534,000 at June 30, 2009.  Real estate – mortgage and commercial also decreased $13,675,000, or 3.97% to $330,782,000 at June 30, 2009 from $344,457,000 at December 31, 2008.  Commercial and agricultural loans decreased $4,737,000, or 10.90% to $38,705,000 at June 30, 2009.  Home equity loans increased $804,000, or 1.68%, to $48,634,000 at June 30, 2009. Balances within the major loan receivable categories as of June 30, 2009 and December 31, 2008 are as follows:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Commercial and agricultural	$38,705	$43,442
Real estate – construction	176,534	185,414
Real estate – mortgage and commercial	330,782	344,457
Home equity	48,634	47,830
Consumer, installment	18,840	19,073
Consumer, credit card and checking	1,491	1,521
	$614,986	$641,737

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Risk Elements in the Loan Portfolio

We incorporate by reference under this heading the disclosures under the heading “Provision and Allowance for Loan Losses” under this Item 2 of Part I.

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)	June 30,	December 31,
	2009	2008
Loans:
Nonaccrual loans	$28,810	$26,827
Impaired loans	$72,960	$80,599
Accruing loans more than 90 days past due	$16	$696

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:
Criticized	$27,567	$31,205
Classified	$87,718	$76,101

Criticized and classified loans increased $7,979,000, or 7.44% from $107,306,000 at December 31, 2008 to $115,285,000 at June 30, 2009.  The increase was primarily due to the current economic downturn and related decline in demand for residential real estate.  As a result of the slowing demand, several development lenders are having significant cash flow issues.  Furthermore, residential real estate values are declining further exacerbating these cash flow issues.  Nonaccrual and impaired loans decreased $5,656,000, or 5.27% from $107,426,000 December 31, 2008 to $101,770,000 at June 30, 2009.

Activity in the Allowance for Loan Losses is as follows:
(Dollars in thousands)	June 30,
	2009	2008
Balance, January 1,	$13,617	$6,759
Provision for loan losses for the period	7,800	4,500
Charge-offs	(6,590)	(1,487)
Recoveries	24	104

Balance, end of period	$14,851	$9,876

Gross loans outstanding, end of period	$614,986	$644,895

Allowance for loan losses to loans outstanding	2.41%	1.53%

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	June 30,	December 31,
	2009	2008
Impaired loans without a valuation allowance	96,582	$84,359
Impaired loans with a valuation allowance	5,188	23,067

Total impaired loans	$101,770	$107,426

Valuation allowance related to impaired loans	$1,046	$6,196

(Dollars in thousands)	June 30,	December 31,
	2009	2008
Average investment in impaired loans	$104,348	$102,864

Interest income recognized on impaired loans	$1,622	$4,543

Interest income recognized on a cash basis on impaired loans	$1,039	$2,913

Total nonaccrual and impaired loans decreased $5,656,000, or 5.27%, from December 31, 2008 to June 30, 2009.  The valuation allowance related to impaired loans decreased $5,150,000, or 83.12%, from December 31, 2008 to June 30, 2009.  The decreases of nonaccrual and impaired loans and the related valuation allowance was primarily due to loans moving into other real estate owned as a result of foreclosures and writedowns.  Total impaired loans represent 16.55% of total loans outstanding as of June 30, 2009, compared to 16.74% at December 31, 2008.

Premises and Equipment

Our purchases of fixed assets during the first six months of 2009 totaled $97,000.  Of this amount, $63,000 was during the second quarter of 2009.  Total fixed assets, net of depreciation, decreased $650,000 during the first six months of 2009.  The decrease during the first six months of 2009 was primarily due to the sale of land used for a former bank branch, and routine depreciation of fixed assets.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Deposits

Total deposits increased $55,751,000, or 10.85%, to $569,352,000 at June 30, 2009 from $513,601,000 at December 31, 2008.  We experienced an increase in noninterest-bearing deposits of 43.49% from $73,663,000 at December 31, 2008 to $105,696,000 at June 30, 2009.  Interest bearing deposits increased $23,719,000, or 5.39% to $463,657,000 at June 30, 2009 from $439,938,000 at December 31, 2008.  Our non-interest bearing deposits have increased due to our successful rollout of significantly improved cash management services and the movement of funds from customer repurchase agreements to bank deposits taking advantage of unlimited deposit insurance.  Certificates of deposits, or “CDs,” increased $24,255,000, or 12.73% to $214,859,000 at June 30, 2009 from $190,604,000 at December 31, 2008. The increase was primarily a result of a certificate of deposit campaign we conducted during the second quarter 2009, which offered an annual percentage rate of 3% for a term of 15 months.  We generated approximately $62,346,000 in certificates of deposit through this campaign. During the quarter, our brokered money market deposit account balances were reduced significantly and were replaced with longer term brokered CDs.  While we do not anticipate that brokered CDs will be a material part of our funding base, we will continue to use this funding source as long as it provides a significantly lower cost of funds versus in-market deposits.

Balances within the major deposit categories as of June 30, 2009 and December 31, 2008 are as follows:

(Dollars in thousands)	June 30, 2009	December 31, 2008

Noninterest-bearing demand deposits	$105,696	$73,663
Interest-bearing demand deposits	62,558	65,699
Money market accounts	98,066	96,377
Brokered money market deposits	17,144	49,828
Savings deposits	41,612	37,430
Certificates of deposits	214,859	190,604
Brokered certificates of deposits	29,417	-
	$569,352	$513,601

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us decreased $25,785,000 to $135,400,000 as of June 30, 2009 compared to $161,185,000 at December 31, 2008.  Of the $135,400,000 in advances with Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
03/28/11	4.68% - fixed, callable 09/28/09	$10,000
12/07/11	4.12% - fixed, callable 09/08/09	10,000
02/09/12	4.61% - fixed, callable 08/10/09	10,000
03/01/12	4.32% - fixed, callable 09/01/09	10,000
05/18/12	4.62% - fixed, callable 08/18/09	5,000
06/14/12	4.94% - fixed, callable 09/14/09	10,000
03/05/13	1.94% - fixed, callable 03/08/09	5,400
01/16/15	2.77% - fixed, callable 01/19/10	10,000
06/03/15	3.36% - fixed, callable 09/03/09	15,000
02/02/17	4.31% - fixed, callable 08/03/09	10,000
05/18/17	4.15% - fixed, callable 08/18/09	10,000
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

We have undertaken several initiatives to improve our capital position since June 2008.  These initiatives include, but are not limited to, shrinking our balance sheet by reducing our loan portfolio and loan balances, transitioning our bond portfolio into lower risk-weighted alternatives, including Small Business Administration bonds, or SBA bonds, and reducing our staff by approximately 16%.  In April 2009, we announced that we were suspending our quarterly cash dividends on our common stock to preserve our retained capital.  We have also begun to purchase shares of our common stock directly from the Company pursuant to our 401(k) matching program and dividend reinvestment program, rather than repurchasing such shares from the open market.  Effective July 1, 2009, we have eliminated director fees for members of the Company and CapitalBank’s Board of Directors.  We intend to explore additional initiatives to improve our capital position in light of the turbulent economic environments and our desire to preserve capital.  We currently intend to commence a rights offering of shares of our common stock.  No assurances can be provided that any such rights offering will be completed on terms acceptable to us or at all.

The following table summarizes capital ratios and the regulatory minimum requirements at June 30, 2009:

	Tier 1	Total	Tier 1
	Risk-based	Risk-based	Leverage
Actual ratio:
Community Capital Corporation	10.34%	11.60%	8.11%
CapitalBank	10.06%	11.33%	7.91%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

Shareholders’ equity was decreased by a net loss of $2,078,000 for the first six months of 2009.  Due to changes in the market rates of interest, the fair value of our securities available-for-sale decreased, which had the effect of decreasing shareholders’ equity by $360,000 net of the deferred taxes for the six months ended June 30, 2009 when compared to December 31, 2008.  Total equity was increased by $191,000 for the amortization of deferred compensation on restricted stock for the six months ended June 30, 2009. Total equity was also increased by $38,000 for redemptions of treasury shares.  Total equity was reduced by cash dividends of $677,000 for the six months ended June 30, 2009.

For the near term, maturities and sales of securities available-for-sale are expected to be a source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities.  We also expect to build our deposit base. Advances from the Federal Home Loan Bank, availability at Federal Reserve Bank Discount Window, and our correspondent banks will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $67,900,000 in advances under the terms of our agreement with the Federal Home Loan Bank.  We have the ability to receive $33,390,000 from the Discount Window at the Federal Reserve Bank.  Our liquidity position increased during the second quarter as we had no overnight wholesale borrowings at June 30, 2009 and $58,000,000 in our Federal Reserve correspondent account at June 30, 2009.  We are currently negotiating a new holding company line of credit to improve our liquidity position; however we cannot make any assurance as to whether we will be successful in establishing a new line of credit.  Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term however, we have approximately $52,869,000 of unused lines of credit to purchase federal funds.  Our liquidity, on a parent only basis, is adversely affected by our current inability to receive dividends from CapitalBank without prior regulatory approval.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Off-Balance Sheet Arrangements

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2009, we had issued commitments to extend credit of $74,275,000 and standby letters of credit of $2,691,000 through various types of commercial lending arrangements.  Approximately $58,786,000 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2009.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total

Unused commitments to extend credit	$5,259	$4,503	$19,525	$29,287	$44,988	$74,275
Standby letters of credit	44	850	1,727	2,621	70	2,691
Total	$5,303	$5,353	$21,252	$31,908	$45,058	$76,966

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

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information:

In December 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (715 20 65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”).  This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

presented.  FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” (325 40 65) (“FSP EITF 99-20-1”) was issued in January 2009.  Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets,” (“EITF 99-20”) or SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) depending on the type of security.  EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected.  SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment.  The FSP was effective for reporting periods ending after December 15, 2008.  Management has reviewed the Company’s security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (320 10 65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (820 10 65), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased.  The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique.  Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale.  If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price.  If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value.  An entity’s intention to hold an asset or liability is not relevant in determining fair value.  Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions.  Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (825 10 65), “Interim Disclosures about Fair Value of Financial Instruments” requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods  A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor.  Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009.  The Company adopted the staff positions for its second quarter 10-Q.  The staff positions had no material impact on the financial statements.  Additional disclosures have been provided where applicable.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (805 20 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value.  If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated.  If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities.  Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R).  The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.  The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2 (320 10 65 65-1).  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company’s financial position.

SFAS 165 (855 10 05,15,25,45,50,55), “Subsequent Events,” (“SFAS 165”) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements.  Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued.  For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed.  The standard is effective for interim or annual periods ending after June 15, 2009.  See Note 1 for Management’s evaluation of subsequent events.

The FASB issued SFAS 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the standard to have any impact on the Company’s financial position.

SFAS 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46 (R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the standard to have any impact on the Company’s financial position.

In June 2009, the FASB issued SFAS 168 (105 10 70,65,15,10,05) “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles for nongovernmental entities.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009 and is not expected to have any impact on the Company’s financial position.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Advisory Note Regarding Forward-Looking Statements

Some of our statements contained in, or incorporated by reference into, this Quarterly Report are “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions.  Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “target,” “could,” “is likely,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.  These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

•	the challenges, costs and complications associated with the continued development of our branches;
•	the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of us;
•	our dependence on senior management;
•
competition from existing financial institutions operating in our market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks and more comprehensive services;

•	adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions);
•	changes in deposit rates, the net interest margin, and funding sources;
•	inflation, interest rate, and market fluctuations;
•	risks inherent in making loans including repayment risks and value of collateral;
•
the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses;

•	fluctuations in consumer spending and saving habits;
•	the demand for our products and services;
•	technological changes;
•	the challenges and uncertainties in the implementation of our expansion and development strategies;
•	the ability to increase market share;
•	the adequacy of expense projections and estimates of impairment loss;
•	the impact of changes in accounting policies by the SEC;
•	unanticipated regulatory or judicial proceedings;
•	the potential negative effects of future legislation affecting financial institutions (including without limitation laws concerning taxes, banking, securities, and insurance);
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	the timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet;
•	the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts;
•	other factors described in this Quarterly Report and in other reports filed by the Company with the SEC; and
•	our success at managing the risks involved in the foregoing.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Advisory Note. Our actual results may differ significantly from those we discuss in these forward-looking statements.  For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Quarterly Report.  Any forward-looking statement speaks only as of the date which such statement was made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

COMMUNITY CAPITAL CORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities.  Management actively monitors and manages its interest rate risk exposure.  In addition to other risks that we manage in the normal course of business, such as credit quality and liquidity, management considers interest rate risk to be a significant market risk that could potentially have a material effect on our financial condition and results of operations.  The information contained in Item 2 of this Quarterly Report in the section captioned "Provision and Allowance for Loan Losses" is incorporated herein by reference.  Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of our business activities.

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles.  This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities.  The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income.  Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months.  At June 30, 2009, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $8,874,000.  This liability-sensitive position is largely attributable to short-term certificates of deposit, money market accounts and NOW accounts, which totaled $334,224,000 at June 30, 2009.

Item 4T.  Controls and Procedures

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

COMMUNITY CAPITAL CORPORATION

Item 4T.  Controls and Procedures - continued

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

Conclusions.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2009, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2009.  There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are party to certain litigation that we consider routine and incidental to our business.  Management does not expect the results of any of these actions to have a material effect on our business, results of operations or financial condition.

Item 1A.  Risk Factors

In addition to the risk factors described below, information regarding risk factors appears in Part I – Item 1A – Risk Factors of our annual report on Form 10-K for the fiscal year ended December 31, 2008.

Risks Related to the Common Stock

Our ability to pay dividends is limited and we suspended payment of dividends during the second quarter of 2009. As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

We continually evaluate, as part of our overall capital plan, whether to continue, reduce or eliminate our common stock dividend. The holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available therefor. In addition, our ability to pay dividends is restricted by federal and state laws and policies, including various regulatory restrictions with respect to dividends payable by our subsidiary bank, which is our primary source of cash flow and dividends for our shareholders. We have paid cash dividends to our shareholders in the past. However, in April 2009, we announced we were suspending our quarterly cash dividends to preserve our retained capital and because of regulatory concerns.

We may issue additional shares of our common stock in the future, which would dilute your ownership if you did not, or were not permitted to, invest in the additional issuances.

In the future, we may seek to raise capital through offerings of our common stock, special stock, securities convertible into common stock, or rights to acquire such securities or our common stock. Our Articles of Incorporation, as amended, makes available additional authorized shares of common stock and special stock for issuance from time to time at the discretion of our Board of Directors, without further action by the shareholders, except where shareholder approval is required by law or The Nasdaq Global Market requirements. The issuance of any additional shares of common stock, special stock, or convertible securities could be substantially dilutive to shareholders of our common stock. Moreover, to the extent that we issue restricted stock, restricted stock units, stock options, stock appreciation rights, options, or warrants to purchase our common stock in the future and those awards, rights, options, or warrants are exercised or as the restricted stock units vest, our shareholders may experience further dilution. Holders of our shares of common stock have no preemptive rights that entitle them to purchase their pro-rata share of any offering of shares of any class or series and, therefore, our shareholders may not be permitted to invest in future issuances of our common stock and as a result will be diluted.

The issuance of our shares of special stock could adversely affect holders of our common stock which may negatively impact your investment.

Our Board of Directors is authorized to issue additional classes or series of special stock without any action on the part of the shareholders. The Board of Directors also has the power without shareholder approval, to set the terms of any such classes or series of special stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or upon our dissolution, winding-up and liquidation and other terms. If we issue additional special stock in the future that have a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue special stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION - continued

Risks Related to Our Business

A significant portion of our loan portfolio could become under-collateralized due to the real estate market decline, which could have a material adverse effect on our asset quality, capital structure and profitability.

A significant portion of our loan portfolio is comprised of loans secured by either commercial real estate or single family homes that are under construction. As of June 30, 2009, $181.3 million, or 29.5% of our total loans, are classified as Construction and Development loans, $171.5  million, or 27.9% of our total loans, are classified as Commercial Real Estate loans and $197.1  million, or 32.0% of our total loans, are classified as 1-4 Family Residential loans. Construction and Development loans represent the highest level of risk for the Company due to current real estate and other market conditions and represent 76.2% of our nonperforming loans. So far, other Commercial Real Estate loans have not been as severely impacted by the recent economic downturns. In our Other Commercial Real Estate loan portfolio, 72.7% of the loans cover owner-occupied real estate which has a lower risk element than non-owner occupied. Owner-occupied commercial real estate generally has a lower risk profile since business owners are obligated to repay the debt and, accordingly, the loan is not dependent on the liquidation of the collateral as the source of repayment. As of June 30, 2009, only 1.2% of the Company’s nonperforming loans are Other Commercial Real Estate loans. Our 1-4 Family Residential loans have continued to perform with only moderate increases in delinquencies. Delinquencies of 30 days and over increased from 6.0% as of March 31, 2009 to 6.3% as of June 30, 2009. 1-4 Family Residential loans past due 30 days or more were only 6.2% of total 1-4 Family Residential loans outstanding as of June 30, 2009. These 1-4 Family Residential loans represent 22.4% of our nonperforming loans.

With the recent real estate market downturn and slowing economic conditions, we are subject to increased lending risks in the form of loan defaults as a result of the high concentration of real estate lending in our loan portfolio. All of our markets have experienced a slowdown in residential real estate sales which has, in turn, increased residential lot and home inventory. The decrease in single-family home sales prices is symptomatic of the increases in inventory we have experienced across our markets. Excess residential lot and home inventory, combined with the limited availability of residential mortgage financing due to tighter credit underwriting standards, has resulted in downward pressure on residential values and increased marketing time for residential properties.

Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which would materially and adversely affect our business, financial condition, results of operations and future prospects.

Our loan customers may not repay their loans according to the terms of such loans, and the collateral securing the payment of those loans may be insufficient to assure repayment. We may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. As we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors.

Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. While we have reduced our problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.

If our assumptions are wrong, our current allowance may not be sufficient to cover our loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our

COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION - continued

allowance would materially decrease our net income. Our allowance for loan losses as of June 30, 2009, March 31, 2009, December 31, 2008, December 31, 2007, and December 31, 2006 was $14.9 million, $11.8 million, $13.6 million, $6.8 million and $6.2 million, respectively.

During the second quarter of 2009, nonperforming assets decreased  to $34.4, or 5.5% of period-end loans and other real estate, which was down from $35.6 million, or 5.6% at March 31, 2009, and up from $18.7 million, or 2.9%, in the year-earlier quarter. The increase reflects rapidly deteriorating economic conditions and growing weakness in the residential real estate sector across our markets since the first quarter of 2008. There can be no assurance that we will not experience further increases in nonperforming loans in the future.

As of June 30, 2009, 99.9% of our nonperforming loans were secured by real estate. In evaluating the adequacy of the allowance for loan losses, we obtained updated external appraisals on many of the properties underlying the nonperforming loans or performed internal valuations based on current market conditions. We recorded annualized net charge-offs, as a percentage of average loans, of 1.04% in the first six months of 2009 compared with 0.21% in the same period of 2008.

In addition, banking regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory agencies could have a negative effect on our operating results.

Disruptions in the global financial markets could adversely affect our results of operations and financial condition.

Since mid-2007, global financial markets have suffered substantial disruption, illiquidity and volatility. These circumstances resulted in significant government assistance to a number of major financial institutions. These events have significantly diminished overall confidence in the financial markets and in financial institutions and have increased the uncertainty we face in managing our business. If these disruptions continue or other disruptions in the financial markets or the global or our regional economic environment arise, they could have an adverse effect on our future results of operations and financial condition, including our liquidity position, and may affect our ability to access capital.

We cannot predict the effect on our operations of recent legislative and regulatory initiatives that were enacted in response to the ongoing financial crisis.

The U.S. federal, state and foreign governments have taken or are considering extraordinary actions in an attempt to deal with the worldwide financial crisis and the severe decline in the global economy. To the extent adopted, many of these actions have been in effect for only a limited time, and have produced limited or no relief to the capital, credit and real estate markets. There is no assurance that these actions or other actions under consideration will ultimately be successful.

In the United States, the federal government has adopted the Emergency Economic Stabilization Act of 2008 (enacted on October 3, 2008), or the EESA, the American Recovery and Reinvestment Act of 2009 (enacted on February 17, 2009), or the ARRA. With authority granted under these laws, the Treasury Department has proposed a financial stability plan that is intended to:

•	provide for the government to invest additional capital into banks and otherwise facilitate bank capital formation;

•	temporarily increase the limits on federal deposit insurance; and

•	provide for various forms of economic stimulus, including to assist homeowners restructure and lower mortgage payments on qualifying loans.

In addition to the EESA and ARRA, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or

COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION - continued

regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

President Obama recently announced a proposal to reform the U.S. financial system. Among other things, the plan would create a new consumer protection agency and authorize greater powers for the Federal Reserve Board.

There can be no assurance that the financial stability plan proposed by the Treasury Department and the President’s proposals, or any other legislative or regulatory initiatives enacted or adopted in response to the ongoing economic crisis, will be effective at dealing with the ongoing economic crisis and improving economic conditions globally, nationally or in our markets or that the measures adopted will not have adverse consequences.

Additional valuation allowance of our deferred tax asset would negatively impact our net earnings or loss.

We calculate income taxes in accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”), which requires the use of the asset and liability method. In accordance with SFAS 109, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. At June 30, 2009, our net deferred tax asset was $3.4 million. Realization of a deferred tax asset requires us to exercise significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. If we, or our regulators, determine that an additional valuation allowance of our deferred tax asset is necessary, we would incur a charge to earnings.

Our holding company structure and regulations applicable to us can restrict our ability to provide liquidity to meet our obligations.

Our business operations and related generation of cash flow principally occur in our subsidiary bank. Significant parts of our capital markets obligations, including dividends on trust preferred securities and the related debentures, are obligations of the holding company. Historically, the holding company has relied upon dividends from our subsidiary bank to fund these types of obligations. At the present time, the holding company has limited resources in order to meet such obligations in the absence of payment of dividends from our subsidiary bank. These resources include a limited amount of cash on hand. In light of these circumstances, we may determine that it is necessary or appropriate to raise capital or seek other financing sources and/or take steps to reduce our cash payment obligations at the holding company level. If the Company is unable to raise additional capital or obtain other financing, the Company may not be able to meet its obligations when due.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums have increased substantially in 2009 already and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, to be collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLG, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLG program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon depository institution holding companies, as well. These changes, along with the full utilization of our FDIC insurance assessment credit in early 2009, will cause the premiums and TLG assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2009 and for the foreseeable future.

Liquidity risks could affect operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchased, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. We are also members of the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Richmond, where we can obtain advances collateralized with eligible assets. We maintain a portfolio of securities that can be used as a secondary source of liquidity.

COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION - continued

There are other sources of liquidity available to us or CapitalBank should they be needed, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, and the issuance and sale of securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our liquidity, on a parent only basis, is adversely affected by our current inability to receive dividends from CapitalBank without prior regulatory approval. We are currently negotiating a new holding company line of credit to improve our liquidity position, however we cannot make any assurance as to whether we will be successful in establishing a new line of credit. Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about our prospects or the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our regulatory requirements, would be adversely affected.

Both we and CapitalBank must meet regulatory capital requirements and maintain sufficient liquidity. We also face significant regulatory and other governmental risk as a financial institution. Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock, make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operation and financial conditions, generally. Under FDIC rules, if CapitalBank ceases to be a “well capitalized” institution for bank regulatory purposes, its ability to accept brokered deposits may be restricted, and the interest rates that it pays may be restricted, both of which could substantially impair our liquidity.

Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures.

Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits and we have a base of lower cost transaction deposits. Generally, we believe local deposits are a cheaper and more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders and reflect a mix of transaction and time deposits, whereas brokered deposits typically are higher cost time deposits. Our costs of funds and our profitability and liquidity are likely to be adversely affected, if and to the extent we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio.

Our directors and executive officers own a significant portion of our common stock and can exert significant control over our business and corporate affairs.

Our directors and executive officers, as a group, beneficially owned approximately 13.0% of our outstanding common stock, as of June 30, 2009. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

COMMUNITY CAPITAL CORPORATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting was held on May 20, 2009.
(b)
At the annual meeting, all director nominees named in (c) below were elected.  The following directors continued in office after the meeting: Harold Clinkscales, Jr., Patricia C. Hartung, Wayne Q. Justesen, Jr., Clinton C. Lemon, Jr., Miles Loadholt, H. Edward Munnerlyn, and William G. Stevens.

(c)	The matters voted upon at the meeting and the votes cast with respect to each matter were as follows:

Election of Directors:

	For	Withheld

B. Marshall Keys	2,952,742	27,021

George B. Park	2,961,824	17,939

George D. Rodgers	2,966,951	12,812

Lex D. Walters, PhD	2,686,053	293,709

At the same meeting, the following proposal was voted upon and approved, with the votes on the proposal as indicated below:

Ratification of Appointment of Elliott Davis, LLC as our independent auditors for the fiscal year ending December 31, 2009:

For	Against	Abstentions	Broker Non-votes
2,963,328	13,142	3,292	0

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit 3.1
Articles of Incorporation of Company (Incorporated by reference to the Exhibit of the same number filed in connection with the Company’s Registration Statement on Form S-4 on December 2, 2003 (File No. 333-110870).)

Exhibit 3.2
Articles of Amendment to Articles of Incorporation of Company (re: Change of Name) (Incorporated by reference to the Exhibit of the same number filed in connection with the Company’s Registration Statement on Form S-4 on December 2, 2003 (File No. 333-110870).)

Exhibit 3.3	Amended and Restated Bylaws of Company dated November 28, 2007 (Incorporated by reference to the Exhibit of the same number filed in connection with the Company’s Form 8-K on November 28, 2007.)

Exhibit 3.4
First Amendment to Amended and Restated Bylaws of Company dated March 19, 2008 (Incorporated by reference to Exhibit of the same number filed in connection with the Company’s Form 8-K filed on March 20, 2008.)

COMMUNITY CAPITAL CORPORATION

Item 6. Exhibits - continued

Exhibit 4.1
Form of Common Stock Certificate. (The rights of security holders of the Company are set forth in the Company’s Articles of Incorporation and Bylaws included as Exhibits 3.1 through 3.3.) Incorporated by reference to the Exhibit of the same number filed in connection with the Company’s Registration Statement on Form S-2 initially filed on December 20, 1996 (File No. 333-18457.)

Exhibit 4.2
Indenture dated as of June 15, 2006, between Community Capital Corporation and Wilmington Trust Company, as Trustee (Incorporated by reference to Exhibit of the same number filed in connection with the Company’s Form 8-K filed on June 16, 2006.)

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

COMMUNITY CAPITAL CORPORATION

	By:	/s/ WILLIAM G. STEVENS
William G. Stevens
President & Chief Executive Officer

Date: July 27, 2009	By:	/s/ R. WESLEY BREWER
R. Wesley Brewer
Chief Financial Officer

COMMUNITY CAPITAL CORPORATION

Exhibit Index

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