Form 10-Q/A
period 2008-06-30
COMMUNITY CAPITAL CORP /SC/
filed 2009-08-10
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which was filed with the Securities and Exchange Commission on August 12, 2008 (the “Original Filing”). This Form 10-Q/A is a technical amendment to correct omissions from Exhibits 31.1 and 31.2 of the Original Filing, which did not include certain required language regarding internal control over financial reporting.

This Form 10-Q/A includes only the corrected exhibits and does not reflect events occurring after the filing of the Original Filing.  The Original Filing is unchanged except with respect to the changes to Exhibits 31.1 and 31.2 included in this amendment.

PART II - OTHER INFORMATION

Item 6.          Exhibits

The following exhibits are filed as part of this Form 10-Q/A:

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

COMMUNITY CAPITAL CORPORATION

	By:	/s/ WILLIAM G. STEVENS
William G. Stevens President & Chief Executive Officer

Date: August 10, 2009	By:	/s/ R. WESLEY BREWER
R. Wesley Brewer Chief Financial Officer