Form 10-K/A
period 2008-12-31
COMMUNITY CAPITAL CORP /SC/
filed 2009-08-10
CIK 832847

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

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

COMMUNITY CAPITAL CORPORATION

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 18, 2009 (the “Original Filing”). This Form 10-K/A is a technical amendment to correct omissions from Exhibits 31.1 and 31.2 of the Original Filing, which did not include certain required language regarding internal control over financial reporting.

This Form 10-K/A does not reflect events occurring after the filing of the Original Filing.  The Original Filing is unchanged except with respect to the changes to Exhibits 31.1 and 31.2 included in this amendment.

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

COMMUNITY CAPITAL CORPORATION

Dated: August 10, 2009	By:	/s/ William G. Stevens
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

10.51[6]	Guarantee Agreement dated as of June 15, 2006, between Community Capital Corporation, as guarantor, and Wilmington Trust Company, as guarantee trustee.
10.52[15]	*CapitalBank Director Deferred Fee Agreement Dated August 12, 2003 for Wayne Q. Justesen
10.53[15]	*First Amendment to the CapitalBank Director Deferred Fee Agreement Dated August 12, 2003 for Wayne Q. Justesen
10.54[15]	*CapitalBank Director Deferred Fee Agreement Dated August 20, 2003 for Lex D. Walters
10.55[15]	*First Amendment to the CapitalBank Director Deferred Fee Agreement Dated August 20, 2003 for Lex D. Walters
10.56[15]	*CapitalBank Director Deferred Fee Agreement Dated August 20, 2003 for Miles Loadholt
10.57[15]	*First Amendment to the CapitalBank Director Deferred Fee Agreement Dated August 20, 2003 for Miles Loadholt
10.58[15]	*CapitalBank Director Deferred Fee Agreement Dated August 21, 2003 for B. Marshall Keys
10.59[15]	*First Amendment to the CapitalBank Director Deferred Fee Agreement Dated August 21, 2003 for B. Marshall Keys
10.60[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for Helen A. Austin
10.61[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for Sonja Hazel Hughes
10.62[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for Ralph W. Brewer
10.63[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for William G. Stevens
10.64[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for James A. Lollis
10.65[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for Walter G. Stevens
10.66[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for Taylor T. Stokes
10.67[16]	*Second Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 and Amended January 10, 2006 for Steve O. White
10.68[16]	*CapitalBank (fka The Bank of Abbeville) Salary Continuation Agreement Dated October 7, 2003 for Thomas D. Sherard, Jr.
10.69[16]	*First Amendment to the CapitalBank (fka The Bank of Abbeville) Salary Continuation Agreement Dated October 7, 2003 for Thomas D. Sherard, Jr.
10.70[16]	*CapitalBank (fka The Bank of Abbeville) Salary Continuation Agreement Dated October 7, 2003 for C. William Knapp, Jr.
10.71[16]	*First Amendment to the CapitalBank (fka The Bank of Abbeville) Salary Continuation Agreement Dated October 7, 2003 for C. William Knapp, Jr.
10.72[16]	*CapitalBank (fka The Bank of Abbeville) Salary Continuation Agreement Dated October 7, 2003 for Patricia P. Howie
10.73[16]	*First Amendment to the CapitalBank (fka The Bank of Abbeville) Salary Continuation Agreement Dated October 7, 2003 for Patricia P. Howie
10.74[16]	*CapitalBank Salary Continuation Agreement Dated June 1, 2004 for Tony Lawton
10.75[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated June 1, 2004 for Tony Lawton
10.76[16]	*CapitalBank Salary Continuation Agreement Dated June 1, 2004 for Elaine Crawford
10.77[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated June 1, 2004 for Elaine Crawford
10.78[16]	*CapitalBank Salary Continuation Agreement Dated June 1, 2004 for Chase Christopher
10.79[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated June 1, 2004 for Chase Christopher
10.80[16]	*First Amendment to the CapitalBank Salary Continuation Agreement Dated December 14, 2006 for Cindy A. Pugh
10.81[16]	*Employment Agreement by and between Community Capital Corporation and William G. Stevens dated March 3, 2008

E-2

10.82[16]	*Employment Agreement by and between Community Capital Corporation and R. Wesley Brewer dated March 3, 2008
10.83[17]	*First Amendment to CapitalBank Split Dollar Agreement for Steve O. White dated December 31, 2008
14[7]	Code of Ethics
21.1[18]	Subsidiaries of the Registrant
23.1^	Consent of Elliott Davis, LLC
24.1^	Directors’ Powers of Attorney
31.1#	Rule 13a-14(a)/15d-14(a) Certification by William G. Stevens
31.2#	Rule 13a-14(a)/15d-14(a) Certification by R. Wesley Brewer
32#	Section 1350 Certifications

1	Incorporated by reference to Appendix A of the Proxy Statement/Prospectus filed in connection with the Registrant’s Registration Statement on Form S-4 on December 2, 2003 (File No. 333-110870).
2	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Registration Statement on Form S-4 on December 2, 2003 (File No. 333-110870).
3	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Form 8-K on November 28, 2007.
4	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on March 20, 2008.
5	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Registration Statement on Form S-2 initially filed on December 20, 1996 (File No. 333-18457).
6	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on June 16, 2006.
7	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s 10-K for the fiscal year ended December 31, 2003 and filed on March 26, 2004.
8	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s 10-Q for the quarter ended September 30, 2002 and filed on November 13, 2002.
9	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on May 22, 2003.
10	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and filed on November 9, 2004.
11	Incorporated by reference to Appendix A of Amendment No. 1 to the Registrant’s Proxy Statement filed on April 26, 2004.
12	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on June 20, 2005.
13	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on August 18, 2005.
14	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on January 11, 2006.
15	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on January 3, 2008.
16	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on March 4, 2008.
17	Incorporated by reference to Exhibit of the same number filed in connection with the Registrant’s Form 8-K filed on January 5, 2009.
18	Incorporated by reference to the Exhibit of the same number filed in connection with the Registrant’s 10-K for the fiscal year ended December 31, 2001 and filed on March 28, 2002.

* Management contract or compensation plan or arrangement.
# Filed herewith.
^ Previously filed with the Original Filing.

E-3