Form 10-Q/A
period 2009-03-31
COMMUNITY CAPITAL CORP /SC/
filed 2009-08-10
CIK 832847

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

COMMUNITY CAPITAL CORPORATION

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which was filed with the Securities and Exchange Commission on May 13, 2009 (the “Original Filing”). This Form 10-Q/A is a technical amendment to correct omissions from Exhibits 31.1 and 31.2 of the Original Filing, which did not include certain required language regarding internal control over financial reporting.

This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing.  The Original Filing is unchanged except with respect to the changes to Exhibits 31.1 and 31.2 included in this amendment.

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