Form 10-Q
period 2009-09-30
COMMUNITY CAPITAL CORP /SC/
filed 2009-11-13
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes__   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
9,858,524 shares of common stock, $1.00 par value, as of November 12, 2009

COMMUNITY CAPITAL CORPORATION

Index

PART I. - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - September 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations -
	Nine months ended September 30, 2009 and 2008 and three months ended September 30, 2009 and 2008	4

	Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
	Nine months ended September 30, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2009 and 2008	6

	Notes to Condensed Consolidated Financial Statements	7-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-37

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	38

Item 4T.	Controls and Procedures	38-39

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Under Senior Securities	45

Item 4.	Submission of Matters to a Vote of Security Holders	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Balance Sheets

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Assets	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$10,183	$11,970
Interest-bearing deposit accounts	27,210	1,642
Total cash and cash equivalents	37,393	13,612
Securities:
Securities available-for-sale	73,410	78,828
Securities held-to-maturity (estimated fair value of $283
at September 30, 2009 and $225 at December 31, 2008)	215	215
Nonmarketable equity securities	10,186	10,815
Total securities	83,811	89,858

Loans held for sale	815	303

Loans receivable	601,846	641,737
Less allowance for loan losses	(19,943)	(13,617)
Loans, net	581,903	628,120

Other real estate owned	6,181	5,121
Premises and equipment, net	16,373	17,243
Accrued interest receivable	3,284	3,724
Intangible assets	9,187	9,507
Cash surrender value of life insurance	16,507	15,996
Other assets	11,726	7,116
Total assets	$767,180	$790,600

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$102,906	$73,663
Interest-bearing	471,964	439,938
Total deposits	574,870	513,601
Federal funds purchased and securities sold
under agreements to repurchase	-	33,838
Advances from the Federal Home Loan Bank	105,400	161,185
Accrued interest payable	1,335	1,802
Junior subordinated debentures	10,310	10,310
Other liabilities	5,966	4,907
Total liabilities	697,881	725,643
Shareholders’ Equity
Common stock, $1.00 par value; 20,000,000 shares authorized,
8,902,933 and 5,666,760 shares issued at September 30, 2009
and December 31, 2008, respectively	8,903	5,667
Nonvested restricted stock	(460)	(445)
Capital surplus	67,721	62,405
Accumulated other comprehensive income	1,000	527
Retained earnings	8,633	14,218
Treasury stock at cost; 879,754 and 1,199,470 shares at September 30, 2009
and December 31, 2008, respectively	(16,498)	(17,415)
Total shareholders’ equity	69,299	64,957
Total liabilities and shareholders’ equity	$767,180	$790,600

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$25,077	$30,324	$8,186	$9,471
Investment securities:
Taxable	1,669	1,543	536	520
Tax-exempt	844	968	232	322
Nonmarketable equity securities	109	373	48	92
Other interest income	32	5	24	1
Total	27,731	33,213	9,026	10,406

Interest expense:
Deposits	5,863	8,552	2,199	2,425
Federal Home Loan Bank advances	4,177	4,518	1,261	1,562
Other interest expense	601	1,522	185	424
Total	10,641	14,592	3,645	4,411

Net interest income	17,090	18,621	5,381	5,995
Provision for loan losses	13,800	5,600	6,000	1,100
Net interest income after provision for loan losses	3,290	13,021	(619)	4,895

Other operating income:
Service charges on deposit accounts	1,730	1,841	594	672
Residential mortgage origination fees	1,174	918	359	315
Fees from brokerage services	185	127	74	34
Income from fiduciary activities	1,172	1,398	418	442
Gain on sales of securities	396	98	3	-
Other operating income	1,308	1,143	420	388
Total	5,965	5,525	1,868	1,851

Other operating expenses:
Salaries and employee benefits	7,811	8,643	2,601	2,735
Net occupancy expense	956	996	316	340
Amortization of intangible assets	320	337	106	112
Furniture and equipment expense	667	743	212	265
Loss on sales of fixed assets	39	-	20	-
Loss on sales of OREO	2,664	14	1,224	6
Other operating expenses	5,198	4,812	1,402	1,682
Total	17,655	15,545	5,881	5,140

Income(losses) before income taxes	(8,400)	3,001	(4,632)	1,606
Income tax provision (benefit)	(3,493)	597	(1,803)	410

Net income (loss)	$(4,907)	$2,404	$(2,829)	$1,196

Basic net income (loss) per share	$(1.06)	$0.54	$(0.56)	$0.27
Diluted net income (loss) per share	$(1.06)	$0.54	$(0.56)	$0.27

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the nine months ended September 30, 2009 and 2008
(Unaudited)

	Common Stock		Nonvested Restricted Stock	Capital Surplus	Retained Earnings	Accumulated Other Compre-hensive Income	Treasury Stock	Total
(Dollars in thousands)	Shares	Amount
Balance, December 31, 2007	5,603,570	$5,604	$(443)	$61,600	$15,016	$485	$(17,415)	$64,847

Net income					2,404			2,404
Other comprehensive loss, net of tax benefit						(575)		(575)
Comprehensive Income								1,829
Cumulative change in accounting principle					(529)			(529)
Exercise of stock options	37,605	37		430				467
Issuance of restricted stock	26,800	27	(422)	395				-
Amortization of deferred compensation on restricted Stock			302					302
Forfeitures of restricted stock	(900)	(1)	15	(15)				(1)
Dividends paid ($0.45 per share)					(2,008)			(2,008)
Balance, September 30, 2008	5,667,075	$5,667	$(548)	$62,410	$14,883	$(90)	$(17,415)	$64,907

Balance, December 31, 2008	5,666,760	$5,667	$(445)	$62,405	$14,218	$527	$(17,415)	$64,957

Net loss					(4,907)			(4,907)
Other comprehensive income, net of tax						473		473
Comprehensive loss								(4,434)
Rights Offering Issuance	3,186,973	3,187		5,065				8,252
Issuance of restricted stock	49,500	49	(300)	251				-
Amortization of deferred compensation on restricted Stock			285					285
Forfeitures of restricted stock	(300)							-
Sale of treasury shares (319,716 shares)							917	917
Dividends paid ($0.15 per share)					(678)			(678)
Balance, September 30, 2009	8,902,933	$8,903	$(460)	$67,721	$8,633	$1,000	$(16,498)	$69,299

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(4,907)	$2,404
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	678	825
Provision for possible loan losses	13,800	5,600
Amortization of intangible assets	320	337
Amortization less accretion on investments	16	11
Amortization of deferred loan costs	762	982
Amortization of deferred compensation on restricted stock	285	302
Gain on sales of securities available-for-sale	(478)	(98)
Loss on write-off of nonmarketable equity securities	82	-
Loss on sale of other real estate	2,664	9
Loss on sale of fixed assets	39	-
Cumulative change in accounting principle	-	(529)
Disbursements of loans held for sale	(34,379)	(16,563)
Proceeds of loans held for sale	33,867	16,963
Decrease in interest receivable	440	689
Decrease in interest payable	(467)	(1,434)
Increase in other assets	(5,364)	(1,706)
Increase in other liabilities	1,059	685
Net cash provided by operating activities	8,417	8,477

Cash flows from investing activities:
Net increase in loans to customers	22,946	(4,817)
Purchases of securities available-for-sale	(34,991)	(15,248)
Proceeds from maturities and sales of securities available-for-sale	41,587	12,950
Proceeds from maturities and sales of securities held-to-maturity	-	-
Purchases of nonmarketable equity securities	(1,785)	(3,194)
Proceeds from sales of nonmarketable equity securities	2,332	2,223
Proceeds from sales of other real estate	4,985	473
Purchases of premises and equipment	(129)	(1,582)
Proceeds from sales of premises and equipment	282	7
Net cash provided (used) by investing activities	35,227	(9,188)

Cash flows from financing activities:
Net increase in deposit accounts	61,269	599
Net decrease in federal funds purchased and repos	(33,838)	(28,588)
Advances of Federal Home Loan Bank borrowings	39,700	58,255
Repayments of Federal Home Loan Bank borrowings	(95,485)	(40,175)
Dividends paid	(678)	(2,008)
Proceeds from exercise of stock options	-	467
Proceeds from rights offering	8,252	-
Sales of treasury stock	917	-
Net cash used by financing activities	(19,863)	(11,450)

Net increase (decrease) in cash and cash equivalents	23,781	(12,161)

Cash and cash equivalents, beginning of period	13,612	29,409

Cash and cash equivalents, end of period	$37,393	$17,248

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of September 30, 2009 and for the interim periods ended September 30, 2009 and 2008 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in our 2008 Annual Report.  In preparing the financial statements, the Company has evaluated events and transactions occurring subsequent to the financial statement date through the filing date of November 13, 2009 for potential recognition of disclosure.

Note 2 - Supplemental Cash Flow Information

(Dollars in thousands)	Nine Months Ended September 30,
	2009	2008
Cash paid during the period for:
Income taxes	$990	$1,809
Interest	11,108	15,974

Noncash investing and financing activities:
Foreclosures on loans	$8,709	$1,925

Note 3 - Shareholders' Equity

On September 21, 2009, the Company completed its Rights Offering to shareholders and standby purchasers.  The Company issued 3,186,973 shares of common stock, representing $8,252,000 in new capital, net of expenses, in connection with the Rights Offering.  The remaining 4,085,754 unsubscribed shares were offered to the public through October 30, 2009, at the subscription rate of $2.75 per share.

The Company’s 401(k) plan and Dividend Reinvestment and Stock Purchase Plan now purchase shares from treasury versus the open market to generate additional capital for the Company.  In 2009, the Company has issued 319,716 shares of treasury stock for total proceeds of $917,000.  During the third quarter of 2009, the Company sold 312,440 shares of treasury shares for total proceeds of $879,000.

On January 21, 2009 the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on March 6, 2009.  Total cash paid for cash dividends during the nine month period ended September 30, 2009 was $678,000, all of which was paid in the first quarter.  On April 21, 2009, the Board of Directors voted to suspend to the payment of the quarterly cash dividend on the Company’s common stock as a prudent means of capital preservation in light of the current economic conditions.  We issued 49,500 shares of restricted stock on February 1, 2009 at a price of $6.14 per share.  The shares cliff vest in three years and are fully vested on February 1, 2012.

In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements” (“FASB ASC 715-60”), which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods.  The liability should be recognized based on the substantive agreement with the employee.  ASC 715-60 was effective beginning January 1, 2008, and was applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  The one-time impact to the company upon adoption of ASC 715-60 was a reduction in retained earnings and an increase in other liabilities of $529,000 during the nine month period ended September 30, 2008.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings (Losses) Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings (losses) per share are as follows:

(Dollars in thousands, except per share)	Nine Months Ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income available to common shareholders	$(4,907)	4,638,143	$(1.06)
Effect of dilutive securities
Stock options	-	-
Unvested restricted stock	-	60,603
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$(4,907)	4,698,746	$(1.06)

(Dollars in thousands, except per share)	Nine Months Ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income (losses) available to common shareholders	$2,404	4,424,301	$0.54
Effect of dilutive securities
Stock options	-	72
Unvested restricted stock	-	38,841
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$2,404	4,463,214	$0.54

(Dollars in thousands, except per share)	Three Months Ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income (losses) available to common shareholders	$(2,829)	5,013,726	$(0.56)
Effect of dilutive securities
Stock options	-	-
Unvested restricted stock	-	58,537
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$(2,829)	5,072,263	$(0.56)

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings (Losses) Per Share - continued

(Dollars in thousands, except per share)	Three Months Ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income (losses) available to common shareholders	$1,196	4,431,413	$0.27
Effect of dilutive securities
Stock options	-	-
Unvested restricted stock	-	36,623
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$1,196	4,468,036	$0.27

Note 5 - Comprehensive Income (Loss)

The following tables set forth the amounts of other comprehensive income (losses) included in equity along with the related tax effects:

	Nine Months Ended September 30, 2009
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,195	$(425)	$770
Less: reclassification adjustment for gains realized in net income	(478)	181	(297)
Net unrealized gains (losses) on securities	717	(244)	473

Other comprehensive income (loss)	$717	$(244)	$473

	Nine Months Ended September 30, 2008
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(773)	$263	$(510)
Less: reclassification adjustment for gains realized in net income	98	(33)	65
Net unrealized gains (losses) on securities	(871)	296	(575)

Other comprehensive income (loss)	$(871)	$296	$(575)

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 - Comprehensive Income (Losses) - continued

	Three Months Ended September 30, 2009
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,348	$(477)	$871
Less: reclassification adjustment for gains realized in net income	(85)	47	(38)
Net unrealized gains (losses) on securities	$1,263	$(430)	$833

Other comprehensive income (loss)	$1,263	$(430)	$833

	Three Months Ended September 30, 2008
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(364)	$123	$(241)
Less: reclassification adjustment for gains (losses) realized in net income	-	-	-
Net unrealized gains (losses) on securities	$(364)	$123	$(241)

Other comprehensive income (loss)	$(364)	$123	$(241)

Note 6 – Stock Based Compensation

On May 19, 2004, we terminated our 1997 Stock Incentive Plan and replaced it with the 2004 Equity Incentive Plan.  Outstanding options issued under any former Plans will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance.  At September 30, 2008 there were 51,721 options outstanding that had been issued under the plans.  All outstanding options expired during the first quarter of 2009, therefore there were no options outstanding for the period ended September 30, 2009.

A summary of the status of our stock option plans for the three months ended September 30, 2009 and September 30, 2008, and changes during the periods then ended are presented below:

	2009		2008
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	-	$-	52,009	$18.01
Exercised	-	-	-	-
Cancelled	-	-	288	17.48
Outstanding at end of period	-	-	51,721	18.01

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Stock Based Compensation - continued

A summary of the status of our stock option plans for the nine months ended September 30, 2009 and September 30, 2008, and changes during the periods then ended are presented below:

	2009		2008
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	51,721	$18.01	91,339	$15.62
Exercised	-	-	37,605	12.43
Cancelled	51,721	18.01	2,013	13.68
Outstanding at end of period	-	-	51,721	18.01

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

During 2009 and 2008, we issued 49,500 and 26,800 shares, respectively, of restricted stock pursuant to the 2004 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested on February 1, 2012 and February 1, 2011, respectively.  The weighted-average fair value of restricted stock issued during 2009 and 2008 was $6.14 and $15.73, respectively.  Compensation cost associated with these and prior issuances were $285,000 and $302,000 for the nine months ended September 30, 2009 and 2008, respectively, and $94,000 and $98,000 for the three months ended September 30, 2009 and 2008, respectively.  During the nine months ended September 30, 2009 and 2008, we had 300 and 900 shares, respectively, of restricted stock that were forfeited.  At September 30, 2009, we had 96,698 stock awards available for grant under the 2004 Equity Incentive Plan.

Note 7 – Investment Securities

Securities available-for-sale at September 30, 2009 and December 31, 2008 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2009
Government-sponsored enterprises	$13,993	$227	$-	$14,220
Obligations of state and local governments	21,032	415	190	21,257
	35,025	642	190	35,477
Mortgage-backed securities	36,748	1,185	-	37,933
Total	$71,773	$1,827	$190	$73,410

December 31, 2008
Government-sponsored enterprises	$28,425	$791	$-	$29,216
Obligations of state and local governments	28,533	280	535	28,278
	56,958	1,071	535	57,494
Mortgage-backed securities	20,917	464	47	21,334
Total	$77,875	$1,535	$582	$78,828

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Investment Securities - continued

Securities held-to-maturity as of September 30, 2009 and December 31, 2008 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2009
Obligations of state and local governments	$215	$68	$-	$283

December 31, 2008
Obligations of state and local governments	$215	$10	$-	$225

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009.

Securities Available-for-Sale

	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses
Obligations of state and local	$-	$-	$2,956	$190	$2,956	$190
governments
Mortgage-backed securities	-	-	-	-	-	-

Total	$-	$-	$2,956	$190	$2,956	$190

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Investment Securities - continued

Securities classified as available-for-sale are recorded at fair market value.  All of the securities with  unrealized losses were in a continuous loss position for twelve months or more.  The Company has the ability and intent to hold this security until such time as the value recovers or the security matures.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

The Company reviews its investment portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).  Factors considered in the review include estimated cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or may recognize a portion in other comprehensive income.  The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment.

The following table summarizes the maturities of securities available-for-sale and held-to-maturity as of September 30, 2009, based on the contractual maturities.  Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities		Securities
	Available-For-Sale		Held-To-Maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,245	$1,254	$-	$-
Due after one year but within five years	8,002	8,147	215	230
Due after five years but within ten years	17,844	18,158	-	-
Due after ten years	7,935	7,918	-	-
	35,026	35,477	215	230
Mortgage-backed securities	36,748	37,933	-	-
Total	$71,774	$73,410	$215	$230

Proceeds from maturities and sales of securities available-for-sale during the nine months ended September 30, 2009 were $41,587,000 which resulted in gross realized gains of $478,000 during the nine months ended September 30, 2009.  There were no sales of securities held-to-maturity during the nine month period ended September 30, 2009.

At September 30, 2009 and December 31, 2008, securities having amortized costs of approximately $44,394,000 and $78,090,000, respectively, were pledged as collateral for short-term borrowings, to secure public and trust deposits, and for other purposes as required and permitted by law.

The Company has nonmarketable equity securities consisting of investments in several financial institutions.  These investments totaled $10,186,000 at September 30, 2009 and $10,815,000 at December 31, 2008. During 2009, the Company wrote off the investment in one financial institution resulting in losses of $82,000.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements

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

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements - continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$10,183	$10,183	$11,970	$11,970
Interest-bearing deposit accounts	27,210	27,210	1,642	1,642
Securities available-for-sale	73,410	73,410	78,828	71,828
Securities held-to-maturity	215	283	215	225
Nonmarketable equity securities	10,186	10,186	10,815	10,815
Cash surrender value of life insurance	16,507	16,507	15,996	15,996
Loans and loans held for sale	602,661	617,228	642,040	658,309
Accrued interest receivable	3,284	3,284	3,724	3,724

Financial Liabilities:
Demand deposit, interest bearing
transaction, and savings accounts	$331,972	$325,076	$322,997	$322,997
Certificates of deposit and other time deposits	242,899	245,604	190,604	193,606
Federal funds purchased and securities
sold under agreements to repurchase	-	-	33,838	33,838
Advances from the Federal Home Loan Bank	105,400	97,566	161,185	150,771
Junior subordinated debentures	10,310	10,310	10,310	10,310
Accrued interest payable	1,335	1,335	1,802	1,802

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements - continued

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“ASC 825-10”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC 825-10 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2009:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$-	$73,410	$-
Mortgage loans held for sale	-	815	-
Total	$-	$74,225	$-

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements - continued

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the ASC 825-10 valuation hierarchy (as described above) as of September 30, 2009 for which a nonrecurring change in fair value has been recorded during the quarter ended September 30, 2009.

Assets and liabilities measured at fair value on a nonrecurring basis are as follows as of September 30, 2009:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Intangible assets	$-	$-	$1,769

Goodwill	-	-	7,419

Other real estate owned	-	6,181	-

Impaired loans	-	102,001	-
Total	$-	$108,182	$9,188

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

We operate a general commercial and retail banking business through our bank subsidiary, CapitalBank, which we also refer to as our “Bank.” We believe our commitment to quality and personalized banking services is a factor that contributes to our competitiveness and success. Through the Bank, we provide a full range of lending services, including real estate, consumer and commercial loans to individuals and small to medium-sized businesses in our market areas, as well as residential mortgage loans. Our primary focus has been on real estate construction loans, commercial mortgage loans and residential mortgage loans. We complement our lending services with a full range of retail and commercial banking products and services, including checking, savings and money market accounts, certificates of deposit, credit card accounts, individual retirement accounts safe deposit accounts, money orders and electronic funds transfer services. In addition to our traditional banking services, we also offer customers trust and fiduciary services. We make discount securities brokerage services available through a third-party brokerage service that has contracted with CapitalBank.

As of September 30, 2009, we had total consolidated assets of approximately $767 million, total deposits of approximately $575 million, total consolidated liabilities, including deposits, of approximately $698 million and total consolidated shareholders’ equity of approximately $69 million. While the majority of our loan portfolio continues to perform well, the real estate, construction and land development portion of our portfolio has been negatively impacted by the current economic climate and the deterioration in the residential real estate sector. We continue to actively manage our non-performing assets and we may sell assets and take advantage of other market opportunities to dispose of problem assets. Recently, we have emphasized cost controls throughout our organization, which have been an important focus as economic growth has slowed.

Recent Developments

•
On October 30, 2009, we announced the completion of our capital raise.  The shares that were unsubscribed for in the rights offering that expired on September 21, 2009 were offered to the public at a subscription price of $2.75 per share.

The following is a discussion of our financial condition as of September 30, 2009 compared to December 31, 2008 and the results of operations for the nine and three months ended September 30, 2009 compared to the nine and three months ended September 30, 2008.  These comments should be read in conjunction with our condensed consolidated financial statements and accompanying footnotes appearing in this report.

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

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended
	September 30, 2009			September 30, 2008
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$609,033	8,194	5.34%	$645,425	9,481	5.84%
Securities, taxable (3)	47,186	536	4.51%	40,104	521	5.17%
Securities, nontaxable (3)(4)	21,842	320	5.81%	29,550	433	5.83%
Nonmarketable equity securities	10,186	48	1.87%	10,306	92	3.55%
Fed funds sold and other	35,254	24	0.24%	279	1	1.43%
Total earning assets	723,501	9,122	5.00%	725,664	10,528	5.77%
Non-earning assets	56,919			57,110
Total assets	$780,420			$782,774

Liabilities:
Interest bearing liabilities:
Interest bearing transaction accounts	186,265	473	1.01%	214,021	633	1.18%
Savings accounts	41,999	174	1.64%	36,816	197	2.13%
Time deposits	246,454	1,551	2.50%	189,239	1,595	3.35%
Other short-term borrowings	359	-	0.00%	43,037	244	2.26%
Federal Home Loan Bank borrowings	119,096	1,262	4.20%	149,862	1,561	4.14%
Junior subordinated debentures	10,310	185	7.12%	10,310	181	6.98%
Total interest bearing liabilities	604,483	3,645	2.39%	643,285	4,411	2.73%
Non-interest bearing liabilities	112,261			74,709
Shareholders’ equity	63,676			64,780
Total liabilities and shareholders’ equity	$780,420			$782,774
Net interest spread			2.61%			3.04%
Net interest income/margin		$5,477	3.00%		$6,117	3.35%

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Net Interest Income - continued

The tax-effected net interest spread and net interest margin were 2.61% and 3.00%, respectively, for the three month period ended September 30, 2009, compared to 3.04% and 3.35% for the three month period ended September 30, 2008.  The decline in net interest margin was primarily due to our increased level of nonaccrual loans and our desire to maintain cash liquidity.  During the three months ended September 30, 2009, earning assets averaged $723,501,000, compared to $725,664,000 for the three months ended September 30, 2008.  Average interest earning assets exceeded average interest bearing liabilities by $119,018,000, and $82,379,000 for the three month periods ended September 30, 2009 and September 30, 2008, respectively.

For the three months ended September 30, 2009, our tax-effected net interest income, the major component of our net income, was $5,477,000 compared to $6,117,000 for the same period of 2008, a decrease of $640,000 or 10.46%.  The average rate realized on interest-earning assets decreased to 5.00% from 5.77%, while the average rate paid on interest-bearing liabilities also decreased to 2.39% from 2.73% for the three month periods ended September 30, 2009 and 2008, respectively.

Our tax-effected interest income for the three months ended September 30, 2009 was $9,122,000, which consisted of $8,194,000 on loans, $904,000 on investments, and $24,000 on fed funds sold and interest bearing deposits with correspondent banks.  The tax-effected interest income for the three months ended September 30, 2008 was $10,528,000, which consisted of $9,481,000 on loans, $1,046,000 on investments, and $1,000 on fed funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the three months ended September 30, 2009 and September 30, 2008, represented 89.83% and 90.06%, respectively, of total interest income.  Average loans represented 84.18% and 88.94% of average earning assets for the three month periods ended September 30, 2009 and September 30, 2008, respectively.

Interest expense for the three months ended September 30, 2009 was $3,645,000, which consisted of $2,198,000 related to deposits and $1,447,000 related to other borrowings.  Interest expense for the three months ended September 30, 2008 was $4,411,000 which consisted of $2,425,000 related to deposits and $1,986,000 related to other borrowings.  Interest expense on deposits for the three months ended September 30, 2009 and September 30, 2008 represented 60.30% and 54.98%, respectively, of total interest expense.  Average interest bearing deposits represented 78.53% and 68.41% of average interest bearing liabilities for the three months ended September 30, 2009 and September 30, 2008, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Net Interest Income - continued

Average Balances, Income and Expenses, and Rates

	For the Nine Months Ended
	September 30, 2009			September 30, 2008
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$624,327	25,101	5.38%	$651,796	30,357	6.22%
Securities, taxable (3)	45,531	1,669	4.90%	39,781	1,544	5.18%
Securities, nontaxable (3)(4)	25,025	1,165	6.22%	29,375	1,299	5.91%
Nonmarketable equity securities	4,753	109	3.07%	9,829	373	5.07%
Fed funds sold and other	19,357	32	0.22%	279	5	2.39%
Total earning assets	718,993	28,076	5.22%	731,060	33,578	6.14%
Non-earning assets	63,335			61,120
Total assets	$782,328			$792,180

Liabilities:
Interest bearing liabilities:
Interest bearning transaction accounts	194,066	1,092	0.75%	228,010	2,516	1.47%
Savings accounts	39,452	504	1.71%	36,313	638	2.35%
Time deposits	211,878	4,266	2.69%	189,597	5,398	3.80%
Other short-term borrowings	23,935	57	0.32%	49,412	981	2.65%
Federal Home Loan Bank borrowings	134,271	4,177	4.16%	140,334	4,518	4.30%
Junior subordinated debentures	10,310	545	7.07%	10,310	542	7.02%
Total interest bearing liabilities	613,912	10,641	2.32%	653,976	14,593	2.98%
Non-interest bearing liabilities	104,127			73,068
Shareholders’ equity	64,289			65,136
Total liabilities and shareholders’ equity	$782,328			$792,180
Net interest spread			2.90%			3.15%
Net interest income/margin		$17,435	3.24%		$18,985	3.47%

(1)    Annualized for the nine month period.
(2)    The effect of loans in nonaccrual status and fees collected is not significant to the computations.
  All loans and deposits are domestic.
(3)    Average investment securities exclude the valuation allowance on securities available-for-sale.
(4)    Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

The tax-effected net interest spread and net interest margin were 2.90% and 3.24%, respectively, for the nine month period ended September 30, 2009, compared to 3.15% and 3.47% for the nine month period ended September 30, 2008.  During the nine months ended September 30, 2009, earning assets averaged $718,993,000, compared to $731,060,000 for the nine months ended September 30, 2008.  Average interest earning assets exceeded average interest bearing liabilities by $105,081,000, and $77,084,000 for the nine month periods ended September 30, 2009 and September 30, 2008, respectively.

For the nine months ended September 30, 2009, our tax-effected net interest income, the major component of our net income, was $17,435,000 compared to $18,985,000 for the same period of 2008, a decrease of $1,550,000 or 8.16%.  The average rate realized on interest-earning assets decreased to 5.22% from 6.14%, while the average rate paid on interest-bearing liabilities decreased to 2.32% from 2.98% for the nine month periods ended September 30, 2009 and 2008, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Net Interest Income - continued

Our tax-effected interest income for the nine months ended September 30, 2009 was $28,076,000, which consisted of $25,101,000 on loans, $2,943,000 on investments, and $32,000 on fed funds sold and interest bearing deposits with correspondent banks.  The tax-effected income for the nine months ended September 30, 2008 was $33,578,000, which consisted of $30,357,000 on loans, $3,216,000 on investments, and $5,000 on fed funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the nine months ended September 30, 2009 and September 30, 2008, represented 89.40% and 90.41%, respectively, of total interest income.  Average loans represented 86.83% and 89.16% of average earning assets for the nine month periods ended September 30, 2009 and September 30, 2008, respectively.

Interest expense for the nine months ended September 30, 2009 was $10,641,000, which consisted of $5,862,000 related to deposits and $4,779,000 related to other borrowings.  Interest expense for the nine months ended September 30, 2008 was $14,593,000 which consisted of $8,552,000 related to deposits and $6,041,000 related to other borrowings.  Interest expense on deposits for the nine months ended September 30, 2009 and September 30, 2008 represented 55.09% and 58.60%, respectively, of total interest expense.  Average interest bearing deposits represented 72.55% and 69.41% of average interest bearing liabilities for the nine months ended September 30, 2009 and September 30, 2008, respectively.

Analysis of Changes in Net Interest Income

The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the time periods indicated.

	Three Months Ended
	September 30, 2009 vs. 2008			September 30, 2008 vs. 2007
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$(508)	$(779)	$(1,287)	$429	$(2,603)	$(2,174)
Securities, taxable	86	(71)	15	(88)	1	(87)
Securities, nontaxable	(112)	(1)	(113)	22	(15)	7
Nonmarketable equity securities	(1)	(43)	(44)	17	(62)	(45)
Federal funds sold and other	25	(2)	23	1	(3)	(2)
Total interest income	(510)	(896)	(1,406)	381	(2,682)	(2,301)

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	(76)	(84)	(160)	(119)	(1,042)	(1,161)
Savings accounts	26	(49)	(23)	(8)	(60)	(68)
Time deposits	419	(463)	(44)	7	(755)	(748)
Total interest-bearing deposits	369	(596)	(227)	(120)	(1,857)	(1,977)
Other short-term borrowings	(122)	(122)	(244)	20	(307)	(287)
Federal Home Loan Bank advances	(322)	23	(299)	259	(147)	112
Junior subordinated debentures	-	4	4	-	(2)	(2)
Total interest expense	(75)	(691)	(766)	159	(2,313)	(2,154)
Net interest income	$(435)	$(205)	$(640)	$222	$(369)	$(147)
--------------------------
(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Net Interest Income - continued

	Nine Months Ended
	September 30, 2009 vs. 2008			September 30, 2008 vs. 2007
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Earning Assets
Loans	$(1,243)	$(4,013)	$(5,256)	$2,535	$(5,739)	$(3,204)
Securities, taxable	213	(88)	125	(196)	179	(17)
Securities, nontaxable	(201)	67	(134)	128	(68)	60
Nonmarketable equity securities	(150)	(114)	(264)	40	(63)	(23)
Federal funds sold and other	36	(9)	27	(5)	(7)	(12)
Total interest income	(1,345)	(4,157)	(5,502)	2,502	(5,698)	(3,196)

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	(332)	(1,092)	(1,424)	289	(2,565)	(2,276)
Savings accounts	51	(185)	(134)	(49)	(81)	(130)
Time deposits	579	(1,711)	(1,132)	106	(1,489)	(1,383)
Total interest-bearing deposits	298	(2,988)	(2,690)	346	(4,135)	(3,789)
Other short-term borrowings	(341)	(583)	(924)	186	(904)	(718)
Federal Home Loan Bank advances	(194)	(147)	(341)	610	(315)	295
Junior subordinated debentures	-	-	-	-	(2)	(2)
Total interest expense	(237)	(3,718)	(3,955)	1,142	(5,356)	(4,214)
Net interest income	$(1,108)	$(439)	$(1,547)	$1,360	$(342)	$1,018

--------------------------
(1) Volume-rate changes have been allocated to each category based on the percentage of the total change.

Provision and Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio.  We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits.  The Board of Directors reviews and approves the appropriate level for CapitalBank’s allowance for loan losses quarterly based upon management’s recommendations, the results of the internal monitoring and reporting system, analysis of economic conditions in our markets, and a review of historical statistical data for both us and other financial institutions.  Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are periodically made to maintain the allowance at an appropriate level based on our analysis of the potential risk in the loan portfolio.  Loan losses, which include write downs and charge offs, and recoveries are charged or credited directly to the allowance.  The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses – continued

Components in our reserve calculation include specific reserve analysis for impaired loans based on SFAS 114 “Accounting by Creditors for Impairment of a Loan, an amendment of FASB Statements No. 5 and 15.” (FASB ASC 310-10-35), general reserve analysis applying historical loss rates based on SFAS No. 5 “Accounting for Contingencies,” (FASB ASC 450-20) and qualitative and environmental factors.

In developing our ASC 450-20 general reserve estimate, we have segmented the loan portfolio into ten risk categories: consumer loans, home equity lines, overdraft protection lines, 1-4 residential loans, commercial loans, commercial real estate loans, cash secured loans, mortgages held for resale, government guaranteed portions of loans, and DDA overdrafts.  Loss experience on each of the risk categories is compiled over the previous three year period.  From this segmentation, we have identified several homogeneous pools and applied the corresponding three year loss factor for the reserve allocation.  The homogeneous pools we have identified include consumer installment loans, home equity lines of credit, overdraft protection lines, cash secured loans, mortgages held for resale, government guaranteed portions of loans, and DDA overdrafts in excess of sixty days.    The remaining segments of the loan portfolio, which include 1-4 residential loans, commercial loans, and commercial real estate loans, are analyzed with the entire loan portfolio for progressions through our risk rating system.  We then apply the results generated from the three year historical loss migration analysis to each of these segments.  When a particular loan is identified as impaired, it is removed from the corresponding segment and individually analyzed and measured for specific reserve allocation, in accordance with SFAS No. 114.

Qualitative and environmental factors include external risk factors that we believe are representative of our overall lending environment.  We have identified the following factors in establishing a more comprehensive system of controls in which we can monitor the quality the quality of the loan portfolio:

•	Portfolio risk
•	Loan policy, procedures and monitoring risk
•	National and local economic trends and conditions
•	Concentration risk
•	Acquisition and development loan portfolio risks
•	Impaired loan portfolio additional risks

Certain problem loans are reviewed individually for impairment which is measured in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan, an amendment of  FASB Statements No. 5 and 15” (FASB ASC 310-10-35).  An impaired loan may not represent an expected loss; however a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  In determining if a loan is impaired, the bank considers all non-accrual loans, loans whose terms are modified in a troubled debt restructuring, and any other loan that is individually evaluated and determined to be impaired based on risk ratings and loan amounts of certain segments of the bank’s loan portfolio.  If a loan is individually evaluated and identified as impaired as prescribed by ASC 310-10-35, it is measured by using either the fair value of the collateral, less expected costs to sell, present value of expected future cash flows, discounted at the loans effective interest rate, or observable market price of the loan.  Management chooses a method on a loan-by-loan basis.  Measuring impaired loans requires judgment and estimates and the eventual outcomes may differ from those estimates.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses – continued

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	September 30,
	2009	2008
Balance, January 1,	$13,617	$6,759
Provision for loan losses for the period	13,800	5,600
Charge-offs	(7,503)	(1,630)
Recoveries	29	124

Balance, end of period	$19,943	$10,853

Gross loans outstanding, end of period	$601,846	$645,558

Allowance for loan losses to loans outstanding	3.31%	1.68%

For the nine months ended September 30, 2009, total provision expense was $13,800,000, compared to $5,600,000 for the nine month period ended September 30, 2008.  For the three months ended September 30, 2009, provision expense totaled $6,000,000 as compared to $1,100,000 for the same period in 2008. The increase in provision expense during the third quarter was primarily due to the decrease in market valuations on nonaccrual and impaired loans.  Additionally, the increase in provision was due to the increase in net charge offs to $7,474,000 for the nine months ended September 30, 2009, compared to $1,506,000 for the nine months ended September 30, 2008.  Net charge offs for the three month period September 30, 2009 were $908,000 compared to $123,000 for the three months ended September 30, 2008.  The allowance for loan losses was 3.31% of total loans at September 30, 2009, as compared to 2.41% at June 30, 2009 and 1.68% at September 30, 2008.

Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate.  Thus, charge-offs in future periods could exceed the allowance for loan losses, or substantial additional increases in the allowance for loan losses could be required.  Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. Based on present information, we believe the allowance for loan losses is adequate at September 30, 2009 to meet presently known and inherent risks in the loan portfolio.

Please see our risk factors that appear in Part I – Item 1A – Risk Factors of this Quarterly Report.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Noninterest Income

Total noninterest income for the nine months ended September 30, 2009 was $5,965,000, an increase of $440,000, or 7.96% compared to $5,525,000 for the nine months ended September 30, 2008.  Total noninterest income for the quarter ended September 30, 2009 increased $17,000, or 0.92% to $1,868,000, compared to $1,851,000 at September 30, 2008.

The largest component of noninterest income, service charges on deposit accounts, decreased $111,000, or 6.03% from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 and $78,000, or 11.61% from the three months ended September 30, 2008 to the three months September 30, 2009.  Residential mortgage origination fees increased $256,000, or 27.89% to $1,174,000 from $918,000 for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008 and increased $44,000, or 13.97% from $315,000 to $359,000 for the three months ended September 30, 2009, compared to the three months ended September 30, 2008.

The income from fiduciary activities decreased $226,000, or 16.17% from the nine month period ended September 30, 2008 to the nine month period ended September 30, 2009, and $24,000, or 5.43% from the three month period ended September 30, 2008 to the three month period ended September 30, 2009.  The decrease is primarily a result of the decline in the market value of assets under management.  However, we have continued to increase the number of customer accounts during this period of significant market disruption.  Fees from brokerage services increased $58,000, or 45.67% from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 and $40,000, or 117.65% for the three months ended September 30, 2008 to the three months ended September 30, 2009.  The increase in our brokerage fee income is primarily the result of the sale of annuities.  We realized a gain on the sales/calls of securities available for sale of $396,000 for the nine months ended September 30, 2009, compared to $98,000 during the same period of 2008.  Other operating income increased $165,000, or 14.44% from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 and increased $32,000, or 8.25% from the three months ended September 30, 2008 to the three months ended September 30, 2009.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Expense

Total noninterest expense for the first nine months of 2008 was $17,655,000, an increase of $2,110,000, or 13.57%, when compared to $15,545,000 for the first nine months of 2008.  For the quarter ended September 30, 2009, noninterest expense was $5,880,000, an increase of $740,000, or 14.40%, over the comparable period of 2008.

The primary component of noninterest expense is salaries and benefits, which decreased $832,000, or 10.65%, from $8,643,000 for the nine months ended September 30, 2008 to $7,811,000 for the nine months ended September 30, 2009 and decreased $135,000, or 4.94%, from $2,735,000 for the three months ended September 30, 2008 to $2,600,000 for the three months ended September 30, 2009.  The decrease in salary expense is primarily a result of our reduction in the number of employees by 9.55% since September 30, 2008.   Net occupancy expense decreased $40,000 for the nine month period ended September 30, 2009, or 4.02% over the related period in 2008, and decreased $24,000, or 7.06% for the three months ended September 30, 2009 compared to the same period in 2008.  The amortization of intangible assets decreased $17,000, or 5.04% to $320,000 from the nine month period ended September 30, 2008 to the nine month period ended  September 30, 2009, and decreased $6,000, or 5.36% from the three month period ended September 30, 2008 to the three months ended September 30, 2009.  Furniture and equipment expense decreased $76,000, or 10.23% from the nine month period ended September 30, 2008 to the nine month period ended September 30, 2009, and decreased $53,000, or 20.00% from the three month period ended September 30, 2008 to the three month period ended September 30, 2009.  We realized a loss on sales of fixed assets of $39,000 for nine months ended September 30, 2009, of which $20,000 was during the three month period ended September 30, 2009, compared to no losses for the three and nine month period ended September 30, 2008.  Other operating expenses were $7,862,000 for the nine months ended September 30, 2009, as compared to $4,826,000 for the same period in 2008, an increase of $3,036,000, or 38.62%.  For the quarter ended September 30, 2009, other operating expenses were $2,626,000, an increase of $938,000, or 55.57%, over the comparable period of 2008.   The increases in other operating expenses are primarily due to increases in Federal Deposit Insurance Corporation (“FDIC”) assessments, prepayment penalties associated with the early payoff of Federal Home Loan Bank borrowings, and expenses associated with other real estate owned.  We realized an increase in FDIC insurance premiums during the nine months ended September 30, 2009, including a one-time FDIC Insurance assessment of $375,000, when compared to the nine months ended September 30, 2008.  We incurred a one-time expense of $359,000 associated with the early termination of $15,000,000 in Federal Home Loan Bank borrowings during the three months ended September 30, 2009.  In addition, we had a net loss on other real estate owned of $2,665,000  during the nine months ended September 30, 2009, $1,216,000 of which was in the three month period ended September 30, 2009, compared to a net loss of $9,000 for the nine months ended September 30, 2008 and $5,000 for the three months ended September 30, 2008.  Effective July 1, 2009, we eliminated bank and holding company director fees, which has resulted in cost savings.  We continue our efforts in controlling and eliminating noninterest expenses.

Please see our risk factors that appear in Part I – Item 1A – Risk Factors of this Quarterly Report.

Income Taxes

For the nine months ended September 30, 2009 and 2008, the effective income tax rate was 41.58% and 19.89%, respectively, and the income tax benefit was $3,493,000 for the nine month period ended September 30, 2009, compared to an income tax provision of $597,000 for the same period ended September 30, 2008.  For the quarter ended September 30, 2009, the effective tax rate was 38.92% compared to 25.53% for the third quarter of 2008.  The increase in effective tax rates for the three and nine month periods ended September 30, 2009 compared to September 30, 2008 were primarily due to a lower percentage of pretax income being derived from tax free sources.

Net Income (Loss)

The combination of the above factors resulted in net losses of $4,907,000 for the nine months ended September 30, 2009 compared to net income of $2,404,000 for the comparable period in 2008, a decrease of $7,311,000.  For the quarter ended September 30, 2009, net losses were $2,829,000, a decrease of $4,025,000 when compared to net income of $1,196,000 for the third quarter of 2008.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Assets and Liabilities

During the first nine months of 2009, total assets decreased $23,420,000, or 2.96%, when compared to December 31, 2008.  We experienced a decrease of $46,217,000, or 7.36% in loans during the first nine months of 2009.  Total investment securities decreased $6,047,000, or 6.73%, to $83,811,000 at September 30, 2009 compared to $89,858,000 at December 31, 2008.  Cash and due from banks increased $23,781,000, or 174.71% during the first nine months of 2009 to $37,393,000 at September 30, 2009 compared to $13,612,000 at December 31, 2008.   The increase in cash and due from banks at September 30, 2009 compared to December 31, 2008 was primarily due to our efforts to increase our on-balance-sheet liquidity.  As a result we retained significant balances in our Federal Reserve account rather than investing them in other types of assets.   On the liability side, total deposits increased $61,269,000, or 11.93%, to $574,870,000 at September 30, 2009 from $513,601,000 at December 31, 2008, primarily due to the successful implementation of  new deposit growth strategies.  Total federal funds purchased and repurchase agreements decreased $33,838,000, or 100%, from $33,838,000 at December 31, 2008 to $0 at September 30, 2009.  Our advances from Federal Home Loan Bank decreased $55,785,000, or 34.61%, from $161,185,000 at December 31, 2008 to $105,400,000 at September 30, 2009.  The reduction in Federal Home Loan Bank advances is a result of normal maturities and our desire to reduce reliance on wholesale funding.

Investment Securities

Investment securities decreased $6,047,000 or 6.73% to $83,811,000 at September 30, 2009 from $89,858,000 at December 31, 2008.  Securities available for sale decreased $5,418,000, or 6.87% during the first nine months of 2009 and nonmarketable equity securities decreased $629,000, or 5.82% during the first nine months of 2009.  As of September 30, 2009, securities available for sale totaling $2,956,000 were in an unrealized loss position, all of which were in a continuous loss position for twelve months or more.  Based on industry analyst reports and credit ratings, we believe that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

We review our investment portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).  Factors considered in the review include estimated cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or may recognize a portion in other comprehensive income.  The fair value of investments on which OTTI is recognized then becomes the new cost basis of the investment.

Loans
Loans receivable decreased $39,891,000, or 6.22%, from $641,737,000 at December 31, 2008, to $601,846,000 at September 30, 2009. The primary reasons for the decrease are that we continue to experience a lack of demand for new loans and our portfolio continues to pay down.  In addition, we have foreclosed on $8,667,000 in loans since December 31, 2008.  Real estate – construction loans decreased $7,830,000 or 4.22% to $177,584,000 at September 30, 2009.  Real estate – mortgage and commercial also decreased $25,431,000, or 7.38% to $319,026,000 at September 30, 2009 from $344,457,000 at December 31, 2008.  Commercial and agricultural loans decreased $6,486,000, or 14.93% to $36,956,000 at September 30, 2009.  Home equity loans decreased $515,000, or 1.08%, to $47,315,000 at September 30, 2009.

Balances within the major loan receivable categories as of September 30, 2009 and December 31, 2008 are as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Commercial and agricultural	$36,956	$43,442
Real estate – construction	177,584	185,414
Real estate – mortgage and commercial	319,026	344,457
Home equity	47,315	47,830
Consumer, installment	19,538	19,073
Consumer, credit card and checking	1,427	1,521
	$601,846	$641,737

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Risk Elements in the Loan Portfolio

We incorporate by reference under this heading the disclosures under the heading “Provision and Allowance for Loan Losses” under this Item 2 of Part I.

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)	September 30,	December 31,
	2009	2008
Loans:
Nonaccrual loans	$55,041	$26,827
Other impaired loans	$46,961	$80,599
Accruing loans more than 90 days past due	$398	$696

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:
Criticized	$15,939	$31,205
Classified	$93,176	$76,101

Criticized and classified loans increased $1,809,000, or 1.69% from $107,306,000 at December 31, 2008 to $109,115,000 at September 30, 2009.  The increase was primarily due to the current economic downturn and related decline in demand for residential real estate.  As a result of the slowing demand, several development lenders are having significant cash flow issues.  Furthermore, residential real estate values are declining further exacerbating these cash flow issues.  Nonaccrual and other impaired loans decreased $5,424,000, or 5.05% from $107,426,000 December 31, 2008 to $102,002,000 at September 30, 2009.

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	September 30,	December 31,
	2009	2008
Impaired loans without a valuation allowance	$80,976	$84,359
Impaired loans with a valuation allowance	21,026	23,067

Total impaired loans	$102,002	$107,426

Valuation allowance related to impaired loans	$3,905	$6,196

(Dollars in thousands)	September 30,	December 31,
	2009	2008
Average investment in impaired loans	$102,072	$102,864

Interest income recognized on impaired loans	$2,197	$4,543

Interest income recognized on a cash basis on impaired loans	$1,464	$2,913

The valuation allowance related to impaired loans decreased $2,291,000, or 36.98%, from December 31, 2008 to September 30, 2009. The decreases of nonaccrual and impaired loans and the related valuation allowance was primarily due to loans moving into other real estate owned as a result of foreclosures and writedowns.  Total impaired loans represent 16.95% of total loans outstanding as of September 30, 2009, compared to 16.74% at December 31, 2008.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Risk Elements in the Loan Portfolio - continued

In order to concentrate our efforts on the timely resolution and disposition of nonperforming and foreclosed assets, we formed a special assets task force.  This group’s objective is to oversee, manage and form strategies for assets adversely rated or any other higher credit risks which have potential for further deterioration based on current market conditions.  This group is comprised of the Bank’s CEO, CFO, Chief Retail Officer, Chief Lending Officer, Senior Credit Officer, and the task force director who has extensive experience in problem credit workout and resolutions.  The task force works with all phases of foreclosures, including deed in lieu requests, troubled debt restructurings, nonaccrual assets, bankruptcies, and all loans with an internal rating of watch or worse. The primary goal of the task force is to efficiently and effectively provide a positive outcome, at the highest recovery value, for any collateral that is pursued through legal action.  For credits that continue to have positive merits that could warrant the bank’s continuation of working with the borrower and guarantors, the group considers plans that would preserve, strengthen or otherwise enhance our position.  The group meets weekly and works in tandem with credit administration personnel.  Monthly reports are provided to the Board of Directors.

Premises and Equipment
Our purchases of fixed assets during the first nine months of 2009 totaled $129,000.  Of this amount, $32,000 was during the third quarter of 2009.  Total fixed assets, net of depreciation, decreased $870,000 during the first nine months of 2009.  The decrease during the first nine months of 2009 was primarily due to the sale of land used for a former bank branch, and routine depreciation of fixed assets.

Deposits

Total deposits increased $61,269,000, or 11.93%, to $574,870,000 at September 30, 2009 from $513,601,000 at December 31, 2008.  We experienced an increase in noninterest-bearing deposits of 39.70% from $73,663,000 at December 31, 2008 to $102,906,000 at September 30, 2009.  Interest bearing deposits increased $32,026,000, or 7.28% to $471,964,000 at September 30, 2009 from $439,938,000 at December 31, 2008.  Our non-interest bearing deposits have increased due to our successful rollout of significantly improved cash management services and the movement of funds from customer repurchase agreements to bank deposits taking advantage of unlimited deposit insurance.  Certificates of deposits, or “CDs,” increased $22,878,000, or 12% to $213,482,000 at September 30, 2009 from $190,604,000 at December 31, 2008. The increase was primarily a result of a certificate of deposit campaign we conducted during the second quarter 2009, which offered an annual percentage rate of 3% for a term of 15 months.  We generated approximately $62,346,000 in certificates of deposit through this campaign.  During the second quarter of 2009, our brokered money market deposit account balances were reduced significantly and were replaced with longer term brokered CDs.  During the third quarter of 2009 we eliminated the remaining $17,144,000 in brokered money market deposits.  While we do not anticipate that brokered CDs will be a material part of our funding base, we will continue to use this funding source as long as it provides a significantly lower cost of funds versus in-market deposits.

Balances within the major deposit categories as of September 30, 2009 and December 31, 2008 are as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008

Noninterest-bearing demand deposits	$102,906	$73,663
Interest-bearing demand deposits	61,098	65,699
Money market accounts	125,254	96,377
Brokered money market deposits	-	49,828
Savings deposits	42,713	37,430
Certificates of deposits	213,482	190,604
Brokered certificates of deposits	29,417	-
	$574,870	$513,601

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us decreased $55,785,000 to $105,400,000 as of September 30, 2009 compared to $161,185,000 at December 31, 2008.  During the third quarter of 2009, we paid out $30,000,000 in Federal Home Loan Bank borrowings, incurring a one-time prepayment penalty of $359,000.  Of the $105,400,000 in advances with Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
03/28/11	4.68% - fixed, callable 12/28/09	$10,000
12/07/11	4.12% - fixed, callable 12/07/09	10,000
02/09/12	4.61% - fixed, callable 11/09/09	10,000
03/01/12	4.32% - fixed, callable 12/01/09	10,000
05/18/12	4.62% - fixed, callable 11/18/09	5,000
06/14/12	4.94% - fixed, callable 12/14/09	10,000
03/05/13	1.94% - fixed, callable 12/07/09	5,400
01/16/15	2.77% - fixed, callable 01/19/10	10,000
06/03/15	3.36% - fixed, callable 12/03/09	15,000
02/02/17	4.31% - fixed, callable 11/02/09	10,000
05/18/17	4.15% - fixed, callable 11/18/09	10,000
		$105,400

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

On September 21, 2009, we completed our recently announced rights offering of shares of our common stock to shareholders and certain standby purchasers.  In connection with the rights offering, we issued 3,186,973 shares of common stock representing $8,252,000 in new capital, net of expenses.  The remaining shares of common stock were offered to the public until October 30, 2009, and the capital raised will be reflected in capital at December 31, 2009.  As of September 30, 2009, shareholders’ equity was $69,299,000 compared to $64,957,000 at December 31, 2008.

In addition to the stock offering, we have undertaken several other initiatives to improve our capital position since June 2008.  These initiatives include, but are not limited to, shrinking our balance sheet by reducing our loan portfolio and loan balances, transitioning our bond portfolio into lower risk-weighted alternatives, including Small Business Administration bonds, or SBA bonds, and reducing our staff by approximately 16%.  In April 2009, we announced that we were suspending our quarterly cash dividends on our common stock to preserve our retained capital.  We have also begun to purchase shares of our common stock directly from the Company pursuant to our 401(k) matching program and dividend reinvestment program, rather than repurchasing such shares from the open market.  Effective July 1, 2009, we have eliminated director fees for members of the Company and CapitalBank’s Board of Directors.  We intend to explore additional initiatives to improve our capital position in light of the turbulent economic environments and our desire to preserve capital.

The following table summarizes capital ratios and the regulatory minimum requirements at September 30, 2009:

	Tier 1	Total	Tier 1
	Risk-based	Risk-based	Leverage
Actual ratio:
Community Capital Corporation	11.73%	13.01%	8.95%
CapitalBank	9.91%	11.19%	7.57%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

Shareholders’ equity was increased by $8,252,000 from the issuance of 3,186,973 shares of common stock in connection with the rights offering that concluded on September 21, 2009.  The remaining shares of common stock were offered to the public until October 30, 2009, and the capital raised in the reoffer period will be reflected in capital at December 31, 2009.

During the nine months ended September 30, 2009, shareholders’ equity was decreased by a net loss of $4,907,000 for the first nine months of 2009.  Total equity was also reduced by cash dividends of $678,000 for the nine months ended September 30, 2009.  Due to changes in the market rates of interest, the fair value of our securities available-for-sale increased, which had the effect of increasing shareholders’ equity by $473,000 net of the deferred taxes for the nine months ended September 30, 2009 when compared to December 31, 2008.  Total equity was increased by $285,000 for the amortization of deferred compensation on restricted stock for the nine months ended September 30, 2009.  Total equity was also increased by $917,000 for sales of treasury shares.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

Our liquidity position increased during the quarter ended September 30, 2009, as we had no overnight wholesale borrowings and $27,000,000 in our Federal Reserve correspondent account at September 30, 2009.  During the third quarter, we reduced our wholesale funding by $60,100,000.  Included in this amount was $30,100,000 in overnight federal funds purchased and Term Auction Facility (“TAF”) borrowings.  The remaining $30,000,000 was in Federal Home Loan Bank borrowings, $15,000,000 of which matured during the quarter and $15,000,000 that we made the decision to prepay during the quarter ended September 30, 2009, and in doing so we incurred a onetime prepayment penalty of $359,000.  Our total deposits have increased $61,269,000 since December 31, 2008.  For the near term, maturities and sales of securities available-for-sale are expected to be a source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities.  We also expect to continue to build our deposit base. Advances from the Federal Home Loan Bank, availability at the Federal Reserve Discount Window, and our correspondent banks will also continue to serve as a funding source, at least for the near future. We have the ability to receive an additional $85,850,000 in advances under the terms of our agreement with the Federal Home Loan Bank.  We have the ability to receive $29,413,000 from the Discount Window at the Federal Reserve Bank.  Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $15,000,000 million of unused lines of credit to purchase federal funds.  Our liquidity, on a parent only basis, is adversely affected by our current inability to receive dividends from CapitalBank without prior regulatory approval.

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At September 30, 2009, we had issued commitments to extend credit of $70,181,000 and standby letters of credit of $2,817,000 through various types of commercial lending arrangements.  Approximately $55,255,000 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2009.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments
to extend credit	$5,950	$1,911	$21,550	$29,411	$40,770	$70,181
Standby letters of
credit	202	330	2,252	2,784	33	2,817
Total	$6,152	$2,241	$23,802	$32,195	$40,803	$72,998

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

We believe the accounting for Other Real Estate Owned (“OREO”) is a critical accounting policy that requires judgments and estimates used in preparation of our consolidated financial statements.  OREO is initially recorded at fair value, less any costs to sell.  If the fair value, less cost to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses.  If the fair value, less cost to sell, of the OREO decreases during the holding period, a valuation allowance is established with a charge to foreclosed property costs.  When the OREO is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.  Financed sales of OREO are accounted for in accordance with ASC 360-20, Real Estate Sales.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.    ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.  Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Recently Issued Accounting Standards - continued

In December 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”).  This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented.  FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Staff Position will require the Company to provide additional disclosures related to its benefit plan.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009.  SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R).  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the standard to have any impact on the Company’s financial statements.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009.  The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance.  Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard.  SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were available under FIN 46(R).  SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the standard to have any impact on the Company’s financial position.

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee’s net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting entity’s measurement date.   Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed.  The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted.  The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Recently Issued Accounting Standards - continued

ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force” was issued in October, 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable.  The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price.  The amendments in the Update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted.  The Company does not expect the update to have an impact on its financial statements.

Issued October, 2009, ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

Some of our statements contained in, or incorporated by reference into, this Quarterly Report are “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions.  Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “target,” “could,” “is likely,” “should,” “would,” “will,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared.  These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

•	the challenges, costs and complications associated with the continued development of our branches;
•	the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of us;
•	our ability and success in resolving troubled loans;
•	our dependence on senior management;
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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Cautionary Note Regarding Forward-Looking Statements - continued

•
the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses;

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements.  For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this Quarterly Report.  Any forward-looking statement speaks only as of the date which such statement was made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

The primary objective of asset and liability management is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles.  This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities.  The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income.  Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the next twelve months.  At September 30, 2009, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by $56,994,000.

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

Conclusions.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2009, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2009.  There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A significant portion of our loan portfolio is comprised of loans secured by either commercial real estate or single family homes that are under construction. As of September 30, 2009, $177.6 million, or 29.5% of our total loans, are classified as Construction and Development loans, $171.9  million, or 28.6% of our total loans, are classified as Commercial Real Estate loans and $189.1 million, or 31.4% of our total loans, are classified as 1-4 Family Residential loans. Construction and Development loans represent the highest level of risk for the Company due to current real estate and other market conditions and represent 80.7% of our nonperforming loans. So far, other Commercial Real Estate loans have not been as severely impacted by the recent economic downturns. In our Other Commercial Real Estate loan portfolio, 73.1% of the loans cover owner-occupied real estate which has a lower risk element than non-owner occupied. Owner-occupied commercial real estate generally has a lower risk profile since business owners are obligated to repay the debt and, accordingly, the loan is not dependent on the liquidation of the collateral as the source of repayment. As of September 30, 2009, only 2.3% of the Company’s nonperforming loans are Other Commercial Real Estate loans. Our 1-4 Family Residential loans have continued to perform with only moderate increases in delinquencies. Delinquencies of 30 days and over increased from 6.3% as of June 30, 2009 to 9.7% as of September 30, 2009. 1-4 Family Residential loans past due 30 days or more were only 5.6% of total 1-4 Family Residential loans outstanding as of September 30, 2009. These 1-4 Family Residential loans represent 16.9% of our nonperforming loans.

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

If our assumptions are wrong, our current allowance may not be sufficient to cover our loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our

COMMUNITY CAPITAL CORPORATION

PART II - OTHER INFORMATION - continued

allowance would materially decrease our net income. Our allowance for loan losses as of September 30, 2009, June 30, 2009, December 31, 2008, December 31, 2007, and December 31, 2006 was $19.9 million, $14.9 million, $13.6 million, $6.8 million and $6.2 million, respectively.

During the third quarter of 2009, nonperforming assets increased  to $61.6 million, or 10.13% of period-end loans and other real estate, which was up from $34.4 million, or 5.5% at June 30, 2009, and up from $29.5 million, or 4.56%, in the year-earlier quarter. The increase reflects rapidly deteriorating economic conditions and growing weakness in the residential real estate sector across our markets since the first quarter of 2008. There can be no assurance that we will not experience further increases in nonperforming loans in the future.

As of September 30, 2009, 100% of our nonperforming loans were secured by real estate. In evaluating the adequacy of the allowance for loan losses, we obtained updated external appraisals on many of the properties underlying the nonperforming loans or performed internal valuations based on current market conditions. We recorded annualized net charge-offs, as a percentage of average loans, of 1.44% in the first nine months of 2009 compared with 0.28% in the same period of 2008.

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

We calculate income taxes in accordance with SFAS 109, Accounting for Income Taxes (“ASC 740-10”), which requires the use of the asset and liability method. In accordance with ASC 740-10, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. At September 30, 2009, our net deferred tax asset was $3.0 million. Realization of a deferred tax asset requires us to exercise significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. If we, or our regulators, determine that an additional valuation allowance of our deferred tax asset is necessary, we would incur a charge to earnings.

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

Our directors and executive officers, as a group, beneficially owned approximately 17% of our outstanding common stock, as of September 30, 2009. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

COMMUNITY CAPITAL CORPORATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	Our special shareholder meeting was held on August 5, 2009.
(b)	The matters voted upon at the meeting and the votes cast with respect to each matter were as follows:

The following proposal was voted upon and approved, with the votes on the proposal as indicated below:

Approval of an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from ten million (10,000,000) shares to twenty million (20,000,000) shares.

For	Against	Abstentions	Broker Non-votes
3,570,176	331,516	41,554	0

At the same meeting, the following proposal was voted upon and approved, with the votes on the proposal as indicated below:

Approval of the issuance of shares of the Company’s common stock equal to or greater than 20% of the Company’s outstanding common stock pursuant to a rights offering or a private offering to investors.

For	Against	Abstentions	Broker Non-votes
2,473,893	319,067	34,647	1,115,639

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit 3.5	Articles of Amendment to Articles of Incorporation of Company dated August, 5, 2009.

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

COMMUNITY CAPITAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY CAPITAL CORPORATION

	By:	/s/ William G. Stevens
William G. Stevens President & Chief Executive Officer

Date: November 13, 2009	By:	/s/ R. Wesley Brewer
R. Wesley Brewer Chief Financial Officer

COMMUNITY CAPITAL CORPORATION

Exhibit Index

Exhibit 3.5	Articles of Amendment to Articles of Incorporation of Company dated August, 5, 2009.

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.