Form 10-Q/A
period 2009-09-30
COMMUNITY CAPITAL CORP /SC/
filed 2010-01-29
CIK 832847

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Amended Report") for Community Capital Corporation (the "Company") for the quarterly period ended September 30, 2009 is being filed to amend a portion of the Company's Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2009, which was originally filed with the Securities and Exchange Commission ("SEC") on November 13, 2009 (the "Original Report").

On January 27, 2010, the Company's Board of Directors determined that the Company's financials as of September 30, 2009 needed to be restated based on a request by the Federal Reserve based on its most recent examination findings of the Company's bank subsidiary (the "Bank").  At the time of the filing of the Original Report, substantially all of the Company's impaired loans were evaluated based on management’s estimate of the fair value of the collateral reflecting management's strategy with respect to the anticipated resolution of these loans.  As a result of the continuing deterioration in the Company's markets and an inability to complete a satisfactory arrangement for a third party to manage these impaired loans, in early December 2009, management changed its strategy and intent regarding these impaired loans.  This change in strategy necessitated a change in valuation of the loans to reflect a lower estimated fair value as a result of significant continued declines in real estate values and the Company’s new strategy of more quickly liquidating the assets.     Because this change in strategy was made before completion of the Bank's most recent Federal Reserve examination, the Federal Reserve is requiring the Bank to record the impact of this change in strategy in the third quarter of 2009 rather than the fourth quarter.  This change in strategy for valuing the impaired loans necessitates an $18 million increase in the allowance for loan losses as of September 30, 2009 over the amount originally recorded.

Because the Federal Reserve has required the Company to reopen the third quarter financials, the Company must also utilize other known facts since the end of that time period to support this restatement.   Based on continued deterioration in the Company’s common stock values and other factors, the Company reevaluated its goodwill for impairment and concluded that it was fully impaired during the fourth quarter of 2009. The Company has included this $7.4 million write down in the third quarter as well.  Finally, as part of the restatement, the Company has injected $5 million into the Bank as of September 30, 2009 to maintain the Bank's status of being well capitalized.

As a result of the foregoing, the Company hereby amends Part I, Item 1. "Financial Statements" and Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect a restatement of the financial statements in connection with the following adjustments:

•
The provision for loan losses for the third quarter of 2009 has increased from $6,000,000 to $24,000,000.  As a result of the increased provision for loan losses for the third quarter of 2009, the allowance for loan losses has increased to $37,943,000, or 6.30% of loans, compared to the originally reported amount of $19,943,000, or 3.31%.

•
Loans, net of the allowance for loan losses, have declined to $563,903,000 from the previously reported level of $581,903,000 and total assets have declined to $748,224,000 from the previously reported level of $767,180,000.

•
The Company has charged a goodwill impairment of $7,418,000 as of September 30, 2009 compared to no charges in the Original Report.  The goodwill impairment is due to testing performed by management in light of the declines in value of the Company's common stock, declining operating results, asset quality trends, market comparables and the current economic climate for the banking industry.

•
The Company's net loss after tax for the three months ended September 30, 2009 has increased from $2,829,000 to $21,785,000.  Basic losses per share for the third quarter of 2009, originally reported to be a loss of $(0.56), has increased to a loss of $(4.35).  Due to the adjustments in the third quarter of 2009 financial results, the Company's after tax net loss for the nine months ended September 30, 2009 has increased to $23,863,000 from $4,907,000, and basic losses per share, originally reported at a loss of $(1.06), has increased to a loss of $(5.14).

•
Total shareholders' equity at September 30, 2009 has declined approximately $18,956,000 to $50,343,000 from $69,299,000.  The Bank's leverage ratio, tier 1 risk-based capital ratio and total risk-based capital ratio have declined to 6.65%, 8.97%, and 10.29%, respectively, at September 30, 2009.

This Amended Report sets forth the Original Report in its entirety, although the Company is only restating those portions in Part I, Items 1 and 2 affected by the changed financial information.  This Amended Report includes currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Except for the items described above, the Amended Report continues to speak as of the date of the Original Report, and does not modify, amend or update in any way the financial statements or any other items or disclosures in the Original Report.

COMMUNITY CAPITAL CORPORATION
Index

PART I. - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - September 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations -
	Nine months ended September 30, 2009 and 2008 and three months ended September 30, 2009 and 2008	4

	Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
	Nine months ended September 30, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2009 and 2008	6

	Notes to Condensed Consolidated Financial Statements	7-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-37

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	.38

Item 4T.	Controls and Procedures	38-39

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Under Senior Securities	45

Item 4.	Submission of Matters to a Vote of Security Holders	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Balance Sheets

PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Assets	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$10,183	$11,970
Interest-bearing deposit accounts	27,210	1,642
Total cash and cash equivalents	37,393	13,612
Securities:
Securities available-for-sale	73,410	78,828
Securities held-to-maturity (estimated fair value of $283
at September 30, 2009 and $225 at December 31, 2008)	215	215
Nonmarketable equity securities	10,186	10,815
Total securities	83,811	89,858

Loans held for sale	815	303

Loans receivable	601,846	641,737
Less allowance for loan losses	(37,943)	(13,617)
Loans, net	563,903	628,120
Other real estate owned	6,181	5,121
Premises and equipment, net	16,373	17,243
Accrued interest receivable	3,284	3,724
Intangible assets	1,769	2,089
Goodwill	-	7,418
Cash surrender value of life insurance	16,507	15,996
Other assets	18,188	7,116
Total assets	$748,224	$790,600

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$102,906	$73,663
Interest-bearing	471,964	439,938
Total deposits	574,870	513,601
Federal funds purchased and securities sold
under agreements to repurchase	-	33,838
Advances from the Federal Home Loan Bank	105,400	161,185
Accrued interest payable	1,335	1,802
Junior subordinated debentures	10,310	10,310
Other liabilities	5,966	4,907
Total liabilities	697,881	725,643
Shareholders’ Equity
Common stock, $1.00 par value; 20,000,000 shares authorized,
8,902,933 and 5,666,760 shares issued at September 30, 2009
and December 31, 2008, respectively	8,903	5,667
Nonvested restricted stock	(460)	(445)
Capital surplus	67,721	62,405
Accumulated other comprehensive income	1,000	527
Retained earnings	(10,323)	14,218
Treasury stock at cost; 879,754 and 1,199,470 shares at September 30, 2009
and December 31, 2008, respectively	(16,498)	(17,415)
Total shareholders’ equity	50,343	64,957
Total liabilities and shareholders’ equity	$748,224	$790,600

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$25,077	$30,324	$8,186	$9,471
Investment securities:
Taxable	1,669	1,543	536	520
Tax-exempt	844	968	232	322
Nonmarketable equity securities	109	373	48	92
Other interest income	32	5	24	1
Total	27,731	33,213	9,026	10,406

Interest expense:
Deposits	5,863	8,552	2,199	2,425
Federal Home Loan Bank advances	4,177	4,518	1,261	1,562
Other interest expense	601	1,522	185	424
Total	10,641	14,592	3,645	4,411

Net interest income	17,090	18,621	5,381	5,995
Provision for loan losses	31,800	5,600	24,000	1,100
Net interest income after provision for loan losses	(14,710)	13,021	(18,619)	4,895

Other operating income:
Service charges on deposit accounts	1,730	1,841	594	672
Residential mortgage origination fees	1,174	918	359	315
Fees from brokerage services	185	127	74	34
Income from fiduciary activities	1,172	1,398	418	442
Gain on sales of securities	396	98	3	-
Other operating income	1,308	1,143	420	388
Total	5,965	5,525	1,868	1,851

Other operating expenses:
Salaries and employee benefits	7,811	8,643	2,601	2,735
Net occupancy expense	956	996	316	340
Amortization of intangible assets	320	337	106	112
Goodwill Impairment	7,418	-	7,418	-
Furniture and equipment expense	667	743	212	265
Loss on sales of fixed assets	39	-	20	-
Loss on sales of OREO	2,664	14	1,224	6
Other operating expenses	5,199	4,812	1,403	1,682
Total	25,074	15,545	13,300	5,140

Income(losses) before income taxes	(33,819)	3,001	(30,051)	1,606
Income tax provision (benefit)	(9,956)	597	(8,266)	410

Net income (loss)	$(23,863)	$2,404	$(21,785)	$1,196

Basic net income (loss) per share	$(5.14)	$0.54	$(4.35)	$0.27
Diluted net income (loss) per share	$(5.14)	$0.54	$(4.35)	$0.27

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the nine months ended September 30, 2009 and 2008
(Unaudited)

	Common Stock		Nonvested Restricted Stock	Capital Surplus	Retained Earnings	Accumulated Other Compre-hensive Income	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2007	5,603,570	$5,604	$(443)	$61,600	$15,016	$485	$(17,415)	$64,847

Net income					2,404			2,404
Other comprehensive loss, net of tax benefit						(575)		(575)
Comprehensive Income								1,829
Cumulative change in accounting principle					(529)			(529)
Exercise of stock options	37,605	37		430				467
Issuance of restricted stock	26,800	27	(422)	395				-
Amortization of deferred compensation on restricted Stock			302					302
Forfeitures of restricted stock	(900)	(1)	15	(15)				(1)
Dividends paid ($0.45 per share)					(2,008)			(2,008)
Balance, September 30, 2008	5,667,075	$5,667	$(548)	$62,410	$14,883	$(90)	$(17,415)	$64,907

Balance, December 31, 2008	5,666,760	$5,667	$(445)	$62,405	$14,218	$527	$(17,415)	$64,957

Net loss					(23,863)			(23,863)
Other comprehensive income, net of tax						473		473
Comprehensive loss								(23,390)
Rights Offering Issuance	3,186,973	3,187		5,065				8,252
Issuance of restricted stock	49,500	49	(300)	251				-
Amortization of deferred compensation on restricted Stock			285					285
Forfeitures of restricted stock	(300)							-
Sale of treasury shares (319,716 shares)							917	917
Dividends paid ($0.15 per share)					(678)			(678)
Balance, September 30, 2009	8,902,933	$8,903	$(460)	$67,721	$(10,323)	$1,000	$(16,498)	$50,343

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(23,863)	$2,404
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	678	825
Provision for possible loan losses	31,800	5,600
Amortization of intangible assets	320	337
Amortization less accretion on investments	16	11
Amortization of deferred loan costs	762	982
Amortization of deferred compensation on restricted stock	285	302
Gain on sales of securities available-for-sale	(478)	(98)
Loss on write-off of nonmarketable equity securities	82	-
Loss on write-off of goodwill impairment	7,418	-
Loss on sale of other real estate	2,664	9
Loss on sale of fixed assets	39	-
Cumulative change in accounting principle	-	(529)
Disbursements of loans held for sale	(34,379)	(16,563)
Proceeds of loans held for sale	33,867	16,963
Decrease in interest receivable	440	689
Decrease in interest payable	(467)	(1,434)
Increase in other assets	(11,826)	(1,706)
Increase in other liabilities	1,059	685
Net cash provided by operating activities	8,417	8,477

Cash flows from investing activities:
Net increase in loans to customers	22,946	(4,817)
Purchases of securities available-for-sale	(34,991)	(15,248)
Proceeds from maturities and sales of securities available-for-sale	41,587	12,950
Proceeds from maturities and sales of securities held-to-maturity	-	-
Purchases of nonmarketable equity securities	(1,785)	(3,194)
Proceeds from sales of nonmarketable equity securities	2,332	2,223
Proceeds from sales of other real estate	4,985	473
Purchases of premises and equipment	(129)	(1,582)
Proceeds from sales of premises and equipment	282	7
Net cash provided (used) by investing activities	35,227	(9,188)

Cash flows from financing activities:
Net increase in deposit accounts	61,269	599
Net decrease in federal funds purchased and repos	(33,838)	(28,588)
Advances of Federal Home Loan Bank borrowings	39,700	58,255
Repayments of Federal Home Loan Bank borrowings	(95,485)	(40,175)
Dividends paid	(678)	(2,008)
Proceeds from exercise of stock options	-	467
Proceeds from rights offering	8,252	-
Sales of treasury stock	917	-
Net cash used by financing activities	(19,863)	(11,450)

Net increase (decrease) in cash and cash equivalents	23,781	(12,161)

Cash and cash equivalents, beginning of period	13,612	29,409

Cash and cash equivalents, end of period	$37,393	$17,248

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of September 30, 2009 and for the interim periods ended September 30, 2009 and 2008 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2008 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in our 2008 Annual Report.  In preparing the financial statements, the Company has evaluated events and transactions occurring subsequent to the financial statement date through the filing date of January 29, 2010 for potential recognition of disclosure.

Note 2 - Supplemental Cash Flow Information

(Dollars in thousands)	Nine Months Ended September 30,
	2009	2008
Cash paid during the period for:
Income taxes	$990	$1,809
Interest	11,108	15,974

Noncash investing and financing activities:
Foreclosures on loans	$8,709	$1,925

Note 3 - Shareholders' Equity

On September 21, 2009, the Company completed its rights offering to shareholders and standby purchasers.  The Company issued 3,186,973 shares of common stock, representing $8,252,000 in new capital, net of expenses, in connection with the rights offering.  The remaining 4,085,754 unsubscribed shares were offered to the public through October 30, 2009, at the subscription rate of $2.75 per share.  The Company raised an aggregate of $14,136,000 in new capital in the rights offering, the public offering, and employee purchases through our 401k plan net of expenses, of which $5,002,000, which was raised in the public offering, will be reflected in capital totals as of December 31, 2009.

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

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4 - Earnings (Losses) Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings (losses) per share are as follows:

(Dollars in thousands, except per share)	Nine Months Ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income available to common shareholders	$(23,863)	4,638,143	$(5.14)
Effect of dilutive securities
Stock options	-	-
Unvested restricted stock	-	60,603
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$(23,863)	4,698,746	$(5.14)

(Dollars in thousands, except per share)	Nine Months Ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income (losses) available to common shareholders	$2,404	4,424,301	$0.54
Effect of dilutive securities
Stock options	-	72
Unvested restricted stock	-	38,841
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$2,404	4,463,214	$0.54

(Dollars in thousands, except per share)	Three Months Ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income (losses) available to common shareholders	$(21,785)	5,013,726	$(4.35)
Effect of dilutive securities
Stock options	-	-
Unvested restricted stock	-	58,537
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$(21,785)	5,072,263	$(4.35)

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

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements - continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$10,183	$10,183	$11,970	$11,970
Interest-bearing deposit accounts	27,210	27,210	1,642	1,642
Securities available-for-sale	73,410	73,410	78,828	71,828
Securities held-to-maturity	215	283	215	225
Nonmarketable equity securities	10,186	10,186	10,815	10,815
Cash surrender value of life insurance	16,507	16,507	15,996	15,996
Loans and loans held for sale	602,661	599,228	642,040	658,309
Accrued interest receivable	3,284	3,284	3,724	3,724

Financial Liabilities:
Demand deposit, interest bearing
transaction, and savings accounts	$331,972	$325,076	$322,997	$322,997
Certificates of deposit and other time deposits	242,899	245,604	190,604	193,606
Federal funds purchased and securities
sold under agreements to repurchase	-	-	33,838	33,838
Advances from the Federal Home Loan Bank	105,400	97,566	161,185	150,771
Junior subordinated debentures	10,310	10,310	10,310	10,310
Accrued interest payable	1,335	1,335	1,802	1,802

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

Assets and liabilities measured at fair value on a nonrecurring basis are as follows as of September 30, 2009:

(Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Intangible assets	$-	$-	$1,769

Goodwill	-	-	0

Other real estate owned	-	6,181	-

Impaired loans	-	102,002	-
Total	$-	$108,182	$1,769

Note 9 – Goodwill

Goodwill represents the excess of the acquisition cost  over the fair value of the net assets acquired.  Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment.  An impairment loss is recorded to the extent that the carrying value of goodwill exceeds its implied fair value.

In accordance with  FASB ASC 805, the Company evaluates its goodwill on an annual basis.  The annual evaluation was performed in June 2009.  At the time of the evaluation, the Company determined that no impairment existed.  However, the valuation has declined over the past several  months as investors have demanded a higher return for equity investments in  financial institutions due to sustained weakness in the industry and as earnings multiples have declined.  These negative industry trends coupled with lower cash flow projections have resulted in management’s reevaluation of its internal valuations.

Due to these events and circumstances, the Company updated its goodwill impairment testing as of December 31, 2009.   Given the substantial decline in the Company's common stock price, declining operating results and reduced projected results, asset quality trends, market comparables and the current economic climate of  the banking industry, the results of this testing indicate that the Company’s goodwill was fully impaired.    Based on the results of this analysis, the Company has recorded a $7.4 million goodwill impairment charge.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q/A , or this “Quarterly Report,” we refer to Community Capital Corporation as “we,” “us,” “our,” or the “Company,” unless we specifically state otherwise or the context indicates otherwise.

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

As of September 30, 2009, we had total consolidated assets of approximately $748 million, total deposits of approximately $575 million, total consolidated liabilities, including deposits, of approximately $698 million and total consolidated shareholders’ equity of approximately $50 million. While the majority of our loan portfolio continues to perform well, the real estate, construction and land development portion of our portfolio has been negatively impacted by the current economic climate and the deterioration in the residential real estate sector. We continue to actively manage our non-performing assets and we may sell assets and take advantage of other market opportunities to dispose of problem assets. Recently, we have emphasized cost controls throughout our organization, which have been an important focus as economic growth has slowed.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses – continued

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	September 30,
	2009	2008
Balance, January 1,	$13,617	$6,759
Provision for loan losses for the period	31,800	5,600
Charge-offs	(7,503)	(1,630)
Recoveries	29	124

Balance, end of period	$37,943	$10,853

Gross loans outstanding, end of period	$601,846	$645,558

Allowance for loan losses to loans outstanding	6.30%	1.68%

For the nine months ended September 30, 2009, total provision expense was $31,800,000, compared to $5,600,000 for the nine month period ended September 30, 2008.  For the three months ended September 30, 2009, provision expense totaled $24,000,000 as compared to $1,100,000 for the same period in 2008. The increase in provision expense during the third quarter was primarily due to the decrease in market valuations on nonaccrual and impaired loans. At the time of the filing of the Original Report on Form 10-Q, substantially all of the Company's impaired loans were evaluated based on management’s estimate of the fair value of the collateral reflecting management's strategy with respect to the anticipated resolution of these loans.  As a result of the continuing deterioration in the Company's markets and an inability to complete a satisfactory arrangement for a third party to manage these impaired loans, in early December 2009 management changed its strategy and intent regarding these impaired loans.  This change in strategy necessitated a change in valuation of the loans to reflect a lower estimated fair value as a result of significant continued declines in real estate values and the Company’s new strategy of more quickly liquidating the assets.     Because this change in strategy was made before completion of the Bank's most recent Federal Reserve examination, the Federal Reserve is requiring the Bank to record the impact of this change in strategy in the third quarter of 2009 rather than the fourth quarter.  This change in strategy for valuing the impaired loans necessitates an $18 million increase in the allowance for loan losses as of September 30, 2009 over the amount originally recorded.

Additionally, the increase in provision was due to the increase in net charge offs to $7,474,000 for the nine months ended September 30, 2009, compared to $1,506,000 for the nine months ended September 30, 2008.  Net charge offs for the three month period September 30, 2009 were $908,000 compared to $123,000 for the three months ended September 30, 2008.  The allowance for loan losses was 6.30% of total loans at September 30, 2009, as compared to 2.41% at June 30, 2009 and 1.68% at September 30, 2008.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Expense

Total noninterest expense for the first nine months of 2009 was $25,074,000, an increase of $9,529,000, or 61.30%, when compared to $15,545,000 for the first nine months of 2008.  For the quarter ended September 30, 2009, noninterest expense was $13,300,000, an increase of $8,160,000, or 158.75%, over the comparable period of 2008.

The primary component of noninterest expense is salaries and benefits, which decreased $832,000, or 10.65%, from $8,643,000 for the nine months ended September 30, 2008 to $7,811,000 for the nine months ended September 30, 2009 and decreased $135,000, or 4.94%, from $2,735,000 for the three months ended September 30, 2008 to $2,600,000 for the three months ended September 30, 2009.  The decrease in salary expense is primarily a result of our reduction in the number of employees by 9.55% since September 30, 2008.   Net occupancy expense decreased $40,000 for the nine month period ended September 30, 2009, or 4.02% over the related period in 2008, and decreased $24,000, or 7.06% for the three months ended September 30, 2009 compared to the same period in 2008.  The amortization of intangible assets decreased $17,000, or 5.04% to $320,000 from the nine month period ended September 30, 2008 to the nine month period ended  September 30, 2009, and decreased $6,000, or 5.36% from the three month period ended September 30, 2008 to the three months ended September 30, 2009.  We incurred a goodwill impairment charge of $7,418,000 for the three and nine months ended September 30, 2009, compared to no charges for the same period in 2008.  In December 2009, , we reevaluated  our goodwill impairment testing as of December 31, 2009.   Given the substantial declines in our common stock price, declining operating results, asset quality trends, market comparables and the economic outlook for our industry, the results of our testing indicated the need for this charge.  Furniture and equipment expense decreased $76,000, or 10.23% from the nine month period ended September 30, 2008 to the nine month period ended September 30, 2009, and decreased $53,000, or 20.00% from the three month period ended September 30, 2008 to the three month period ended September 30, 2009.  We realized a loss on sales of fixed assets of $39,000 for nine months ended September 30, 2009, of which $20,000 was during the three month period ended September 30, 2009, compared to no losses for the three and nine month period ended September 30, 2008.  Other operating expenses were $7,863,000 for the nine months ended September 30, 2009, as compared to $4,826,000 for the same period in 2008, an increase of $3,037,000, or 62.93%.  For the quarter ended September 30, 2009, other operating expenses were $2,627,000, an increase of $939,000, or 55.63%, over the comparable period of 2008.   The increases in other operating expenses are primarily due to increases in Federal Deposit Insurance Corporation (“FDIC”) assessments, prepayment penalties associated with the early payoff of Federal Home Loan Bank borrowings, and expenses associated with other real estate owned.  We realized an increase in FDIC insurance premiums during the nine months ended September 30, 2009, including a one-time FDIC Insurance assessment of $375,000, when compared to the nine months ended September 30, 2008.  We incurred a one-time expense of $359,000 associated with the early termination of $15,000,000 in Federal Home Loan Bank borrowings during the three months ended September 30, 2009.  In addition, we had a net loss on other real estate owned of $2,665,000  during the nine months ended September 30, 2009, $1,216,000 of which was in the three month period ended September 30, 2009, compared to a net loss of $9,000 for the nine months ended September 30, 2008 and $5,000 for the three months ended September 30, 2008.  Effective July 1, 2009, we eliminated bank and holding company director fees, which has resulted in cost savings.  We continue our efforts in controlling and eliminating noninterest expenses.

Please see our risk factors that appear in Part I – Item 1A – Risk Factors of this Quarterly Report.

Income Taxes

For the nine months ended September 30, 2009 and 2008, the effective income tax rate was 29.44% and 19.89%, respectively, and the income tax benefit was $9,956,000 for the nine month period ended September 30, 2009, compared to an income tax provision of $597,000 for the same period ended September 30, 2008.  For the quarter ended September 30, 2009, the effective tax rate was 27.51% compared to 25.53% for the third quarter of 2008.  The increase in effective tax rates for the three and nine month periods ended September 30, 2009 compared to September 30, 2008 were primarily due to a lower percentage of pretax income being derived from tax free sources.

Net Income (Loss)

The combination of the above factors resulted in net losses of $23,863,000 for the nine months ended September 30, 2009 compared to net income of $2,404,000 for the comparable period in 2008, a decrease of $26,267,000.  For the quarter ended September 30, 2009, net losses were $21,785,000, a decrease of $22,981,000 when compared to net income of $1,196,000 for the third quarter of 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Assets and Liabilities

During the first nine months of 2009, total assets decreased $42,376,000, or 5.36%, when compared to December 31, 2008.  We experienced a decrease of $39,891,000, or 6.22% in loans during the first nine months of 2009.  Total investment securities decreased $6,047,000, or 6.73%, to $83,811,000 at September 30, 2009 compared to $89,858,000 at December 31, 2008.  Cash and due from banks increased $23,781,000, or 174.71% during the first nine months of 2009 to $37,393,000 at September 30, 2009 compared to $13,612,000 at December 31, 2008.   The increase in cash and due from banks at September 30, 2009 compared to December 31, 2008 was primarily due to our efforts to increase our on-balance-sheet liquidity.  As a result we retained significant balances in our Federal Reserve account rather than investing them in other types of assets.   Goodwill was impaired 100%, or $7,418,000, as of December 31, 2009.    In December 2009, as a result of recent events and circumstances, we reevaluated our goodwill as of December 31, 2009.   Given the substantial declines in our common stock price, declining operating results, asset quality trends, market comparables and the economic outlook for our industry, the results of our testing indicated the need for this impairment. This adjustment was recorded as of September 30, 2009. On the liability side, total deposits increased $61,269,000, or 11.93%, to $574,870,000 at September 30, 2009 from $513,601,000 at December 31, 2008, primarily due to the successful implementation of  new deposit growth strategies.  Total federal funds purchased and repurchase agreements decreased $33,838,000, or 100%, from $33,838,000 at December 31, 2008 to $0 at September 30, 2009.  Our advances from Federal Home Loan Bank decreased $55,785,000, or 34.61%, from $161,185,000 at December 31, 2008 to $105,400,000 at September 30, 2009.  The reduction in Federal Home Loan Bank advances is a result of normal maturities and our desire to reduce reliance on wholesale funding.

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

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	September 30,	December 31,
	2009	2008
Impaired loans without a valuation allowance	$73,827	$84,359
Impaired loans with a valuation allowance	28,175	23,067

Total impaired loans	$102,002	$107,426

Valuation allowance related to impaired loans	$21,905	$6,196

(Dollars in thousands)	September 30,	December 31,
	2009	2008
Average investment in impaired loans	$102,072	$102,864

Interest income recognized on impaired loans	$2,197	$4,543

Interest income recognized on a cash basis on impaired loans	$1,464	$2,913

The valuation allowance related to impaired loans increased $15,709,000, or 253.53%, from December 31, 2008 to September 30, 2009. The increases of nonaccrual and impaired loans and the related valuation allowance was primarily due to our change in strategy regarding our intention to hold our nonaccrual assets for the foreseeable future to a strategy of more quickly liquidating the assets. ..  This change in strategy necessitated a change in valuation of our impaired loans to reflect lower fair values based on a planned orderly liquidation.  .  Because this change in strategy was made before completion of our Bank's most recent Federal Reserve examination, the Federal Reserve has required that we record the impact of this change in strategy in the third quarter of 2009.    Total impaired loans represent 16.95% of total loans outstanding as of September 30, 2009, compared to 16.74% at December 31, 2008.

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

On September 21, 2009, we completed our recently announced rights offering of shares of our common stock to shareholders and certain standby purchasers.  In connection with the rights offering, we issued 3,186,973 shares of common stock representing $8,252,000 in new capital, net of expenses.  The remaining shares of common stock were offered to the public until October 30, 2009, and the capital raised will be reflected in capital at December 31, 2009.  As of September 30, 2009, shareholders’ equity was $69,299,000 compared to $64,957,000 at December 31, 2008.  We raised an aggregate of $14,136,000 in new capital in the rights offering, the public offereing, and employee purchases through our 401k plan net of expenses, of which $5,002,000, which was raised in the public offering, will be reflected in capital totals as of December 31, 2009.

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

The following table summarizes capital ratios and the regulatory minimum requirements at September 30, 2009:

	Tier 1	Total	Tier 1
	Risk-based	Risk-based	Leverage
Actual ratio:
Community Capital Corporation	9.97%	11.28%	7.39%
CapitalBank	8.97%	10.29%	6.65%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

Shareholders’ equity was increased by $8,252,000 from the issuance of 3,186,973 shares of common stock in connection with the rights offering that concluded on September 21, 2009.  The remaining shares of common stock were offered to the public until October 30, 2009, and the capital raised in the reoffer period will be reflected in capital at December 31, 2009.

During the nine months ended September 30, 2009, shareholders’ equity was decreased by a net loss of $23,863,000 for the first nine months of 2009.  Total equity was also reduced by cash dividends of $678,000 for the nine months ended September 30, 2009.  Due to changes in the market rates of interest, the fair value of our securities available-for-sale increased, which had the effect of increasing shareholders’ equity by $473,000 net of the deferred taxes for the nine months ended September 30, 2009 when compared to December 31, 2008.  Total equity was increased by $285,000 for the amortization of deferred compensation on restricted stock for the nine months ended September 30, 2009.  Total equity was also increased by $917,000 for sales of treasury shares.

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

If our assumptions are wrong, our current allowance may not be sufficient to cover our loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our

PART II - OTHER INFORMATION - continued

allowance would materially decrease our net income. Our allowance for loan losses as of September 30, 2009, June 30, 2009, December 31, 2008, December 31, 2007, and December 31, 2006 was $37.9 million, $14.9 million, $13.6 million, $6.8 million and $6.2 million, respectively.

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

For	Against	Abstentions	Broker Non-votes
2,473,893	319,067	34,647	1,115,639

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit 3.5	Articles of Amendment to Articles of Incorporation of Company dated August 5, 2009. *

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with the Original Report on November 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY CAPITAL CORPORATION

	By:	/s/ William G. Stevens
William G. Stevens President & Chief Executive Officer

Date: January 29, 2010	By:	/s/ R. Wesley Brewer
R. Wesley Brewer Chief Financial Officer

Exhibit Index

Exhibit 3.5	Articles of Amendment to Articles of Incorporation of Company dated August 5, 2009. *

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with the Original Report on November 13, 2009.