Form 10-Q/A
period 2009-09-30
COMMUNITY CAPITAL CORP /SC/
filed 2010-02-26
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2 )

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

EXPLANATORY NOTE

Community Capital Corporation (the "Company") is filing this Amendment No. 2 to the Quarterly Report on Form 10-Q/A (the "Amendment No. 2") for the Company's quarterly period ended September 30, 2009 originally filed with the Securities and Exchange Commission ("SEC") on November 13, 2009 (the "Original Report"), as amended by Amendment No. 1 on Form 10-Q/A filed with the SEC on January 29, 2010 (the "Amended Report"), in response to a request for clarification from the SEC.  This Amendment No. 2 contains a revised Item 4T and updated certifications from the Company's Principal Executive Officer and Principal Financial Officer but does not change the conclusions reached by management with respect to the disclosures provided by Item 4T as previously disclosed in the Amended Report.

As previously reported in the Amended Report, on January 27, 2010, the Company's Board of Directors determined that the Company's financials as of September 30, 2009 needed to be restated based on a request by the Federal Reserve based on its most recent examination findings of the Company's bank subsidiary and, on January 29, 2010, the Company filed the restatement on its Amended Report.  This Amendment No. 2 clarifies the following:  (1) the Company discussed the matters disclosed in the Amended Report with Elliot Davis LLC, the Company's independent registered public accounting firm and (2) the Company's management reevaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures in connection with the filing of the Amended Report and, as disclosed in the Amended Report, concluded that the Company maintains effective disclosure controls and procedures.

This Amendment No. 2 sets forth the Amended Report in its entirety, although the Company is only modifying Item 4T and updating its certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  This Amendment No. 2 continues to speak as of the date of the Original Report, as amended by the Amended Report, and does not modify, amend or update in any way the financial statements or any other items or disclosures in the Original Report, as amended by the Amended Report.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q/A, or this “Quarterly Report,” we refer to Community Capital Corporation as “we,” “us,” “our,” or the “Company,” unless we specifically state otherwise or the context indicates otherwise.

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

Item 4T.  Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications.  In conjunction with the determination to restate the Company's financial statements as described in the Explanatory Note to our Amended Report, we conducted a reevaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Quarterly Report.  The controls reevaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Quarterly Report are currently-dated certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act and are in connection with the reevaluation conducted by management prior to filing the Amended Report.  This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls.  Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S.  To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

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

Conclusions.  Based on the reevaluation of our disclosure controls and procedures, including, but not limited to, our consideration of the restatement described in our Explanatory Note in the Amended Report, our CEO and CFO have concluded that, as of September 30, 2009, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

For	Against	Abstentions	Broker Non-votes
2,473,893	319,067	34,647	1,115,639

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit 3.5	Articles of Amendment to Articles of Incorporation of Company dated August 5, 2009.*

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with the Original Report on November 13, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY CAPITAL CORPORATION

	By:	/s/ William G. Stevens
William G. Stevens President & Chief Executive Officer

Date: February 26 , 2010	By:	/s/ R. Wesley Brewer
R. Wesley Brewer Chief Financial Officer

Exhibit Index

Exhibit 3.5	Articles of Amendment to Articles of Incorporation of Company dated August 5, 2009.*

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with the Original Report on November 13, 2009.