Form 10-K
period 2009-12-31
COMMUNITY CAPITAL CORP /SC/
filed 2010-03-19
CIK 832847

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

Commission file number: 000-18460

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

Common Stock, par value $1.00 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [  ]        Accelerated filer [  ]        Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes  [X] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2009, based on the closing price of the common stock as reported by The NASDAQ Global Market on such date, was approximately $19.2 million.  The registrant has no outstanding non-voting common equity.

The number of outstanding common shares of the registrant as of March 1, 2010, was 9,899,533.

Documents Incorporated By Reference:  Portions of the registrant’s Proxy Statement relating to its 2010 Annual Meeting of Shareholders, to be filed subsequently, are incorporated herein by reference in Part III.

COMMUNITY CAPITAL CORPORATION

TABLE OF CONTENTS

Item			Page No.
PART I

1	.	Business	3
1	A.	Risk Factors	17
1	B.	Unresolved Staff Comments	26
2	.	Properties	27
3	.	Legal Proceedings	27
4	.	Removed and Reserved	27

PART II

5	.	Market for Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities
6	.	Selected Financial Data	28
7	.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
7	A.	Qualitative and Quantitative Disclosures About Market Risk	49
8	.	Financial Statements and Supplementary Data	49
9	.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure	49
9	A.	Controls and Procedures	49
9	B.	Other Information	49

PART III

10	.	Directors, Executive Officers, and Corporate Governance	50
11	.	Executive Compensation	50
12	.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	50
13	.	Certain Relationships and Related Transactions, and Director Independence	50
14	.	Principal Accountant Fees and Services	50

PART IV

15	.	Exhibits and Financial Schedules	51

Signatures			52
Index to Consolidated Financial Statements			F-1
Exhibit Index			E-1

PART I

ITEM 1.	BUSINESS.

This report, including information included or incorporated by reference in this document, contains "forward-looking statements" within the meaning of within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to those described below under Risk Factors and the following:

•
reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•	high concentration of our real estate-based loans collateralized by real estate in a weak commercial real estate market;
•	adequacy of the level of our allowance for loan losses;
•	the rate of delinquencies and amounts of charge-offs;
•	challenges, costs and complications associated with the continued development of our branches;
•	changes in political conditions or the legislative or regulatory environment;
•	significant increases in competitive pressure in CapitalBank’s banking and financial services industries;
•
general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•	adverse conditions in the stock market, the public debt market, and other capital markets;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in monetary and tax policies;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

These risks are exacerbated by the developments over the past two years in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2008 and 2009, the capital and credit markets experienced unprecedented levels of extended volatility and disruption.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

All forward-looking statements in this report are based on information available to us as of the date of this report.  Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved.  We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

General

Community Capital Corporation is a South Carolina corporation organized in 1988 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act of 1996, and to own and control all of the capital stock of CapitalBank.  CapitalBank is a South Carolina state-chartered Federal Reserve member bank that provides banking services to consumers and small- to medium-sized businesses at 18 branches throughout South Carolina.  CapitalBank (formerly known as Greenwood National Bank) opened for business in 1989.

As of March 4, 2004, we were the survivor of a merger between us and Abbeville Capital Corporation, a South Carolina corporation and the holding company for The Bank of Abbeville, a South Carolina corporation.  Immediately following the merger with Abbeville Capital Corporation, we merged The Bank of Abbeville into CapitalBank.

Market Areas

At December 31, 2009, CapitalBank operated 17 full service branches and one drive through facility in South Carolina, three of which are located in Greenwood, two of which are located in Abbeville, Anderson and Greer, and one of which is located in each of Newberry, Belton, Greenville, Clemson, Saluda, Prosperity, Honea Path, Clinton and Calhoun Falls.

The following table sets forth certain information concerning CapitalBank at December 31, 2009:

	Number of Locations	Total Assets	Total Loans	Total Deposits
		(Dollars in thousands)
CapitalBank	18	$748,471	$568,093	$584,521

Banking Services

Through CapitalBank, we provide a full range of lending services, including real estate, consumer and commercial loans to individuals and small to medium-sized businesses in our market areas, as well as residential mortgage loans. Our primary focus has been on real estate construction loans, commercial mortgage loans and residential mortgage loans. We complement our lending services with a full range of retail and commercial banking products and services, including checking, savings and money market accounts, certificates of deposit, credit card accounts, individual retirement accounts safe deposit accounts, money orders and electronic funds transfer services. Deposits in CapitalBank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is currently $250,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  The FDIC’s temporary increase of coverage up to $250,000 from $100,000 for each non-retirement depositor expires on December 31, 2013.  CapitalBank is participating in the FDIC’s Temporary Liquidity Guarantee Program (discussed below in greater detail) which , in part, fully insures non-interest bearing transaction accounts.  In addition to our traditional banking services, we also offer customers trust and fiduciary services. We make discount securities brokerage services available through a third-party brokerage firm that has contracted with CapitalBank.

Lending Activities

General.  Through CapitalBank, we offer a range of lending services, including real estate, consumer, and commercial loans, to individuals and small business and other organizations that are located in or conduct a substantial portion of their business in CapitalBank’s market areas.  Our total loans at December 31, 2009 totaled $567.2 million, or 82.6% of total earning assets.  The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, availability of funds, and government regulations.  We have no foreign loans or loans for highly leveraged transactions.

Our primary focus has been on real estate construction loans and commercial mortgage loans to individuals and small to medium-sized businesses in our market areas, as well as residential mortgage loans.  These three loan types totaled approximately $509.1 million and constituted approximately 89.8% of our loan portfolio at December 31, 2009.

The following table sets forth the composition of our loan portfolio for each of the five years in the period ended December 31, 2009.

Loan Composition

(Dollars in thousands)

	December 31,
	2009	2008	2007	2006	2005
Commercial, financial and agricultural	6.18%	6.77%	6.89%	7.83%	8.20%
Real estate:
Construction	25.59	28.89	25.92	24.88	22.90
Mortgage:
Residential	37.85	36.61	39.13	39.08	37.50
Commercial (1)	26.33	24.52	24.00	24.07	26.53
Consumer and other	4.05	3.21	4.06	4.14	4.87
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Total loans (dollars)	$567,178	$641,737	$645,154	$573,639	$465,892
____________ (1) The majority of these loans are made to operating businesses where real property has been taken as additional collateral.

Loan Approval.  Certain credit risks are inherent in the loan making process.  These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers.  In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility.  We attempt to minimize loan losses through various means and use standardized underwriting criteria.  These means included the use of policies and procedures that impose officer and customer lending limits and require loans in excess of certain limits to be approved by the Board of Directors of CapitalBank.  We do not make any loans to any director or executive officer of CapitalBank unless the loan is approved by the Board of Directors of CapitalBank and is on terms not more favorable than would be available to a person not affiliated with CapitalBank.

Loan Review.  We have a continuous loan review process designed to promote early identification of credit quality problems.  All loan officers are charged with the responsibility of reviewing all past due loans in their respective portfolios.  CapitalBank establishes watch lists of potential problem loans.

Real Estate Mortgage Loans.  The principal component of our loan portfolio is loans secured by real estate mortgages.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan.  At December 31, 2009, loans secured by first or second mortgages on real estate made up approximately 89.8% of our loan portfolio.

These loans will generally fall into one of four categories: commercial real estate loans, construction and development loans, residential real estate loans, or home equity loans.  Most of our real estate loans are secured by residential or commercial property.  Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans.  We generally charge an origination fee for each loan.  Other loan fees consist primarily of late charge fees.  Real estate loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate.  Fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, credit-worthiness, and ability to repay the loan.

•
Commercial Real Estate Loans.  Commercial real estate loans generally have terms of five years or less, although payments may be structured on a longer amortization basis.  We evaluate each borrower on an individual basis and attempt to determine its business risks and credit profile.  We attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%.  We generally require that debtor cash flow exceed 115% of monthly debt service obligations.  We typically review all of the personal financial statements of the principal owners and require their personal guarantees.  These reviews generally reveal secondary sources of payment and liquidity to support a loan request.

•
Construction and Development Real Estate Loans.  We offer adjustable and fixed rate residential and commercial construction loans to builders and developers and to consumers who wish to build their own home.  The term of construction and development loans generally is limited to eighteen months, although payments may be structured on a longer amortization basis.  Most loans will mature and require payment in full upon the sale of the property.  We believe that construction and development loans generally carry a higher degree of risk than long term financing of existing properties.  Repayment depends on the ultimate completion of the project and usually on the sale of the property.  Specific risks include:

•	cost overruns;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	a downturn in the real estate market;
•	rising interest rates which may prevent sale of the property; and
•	failure to sell completed projects in a timely manner.

We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages.  We also may reduce risk by selling participations in larger loans to other institutions when possible.

•
Residential Real Estate Loans and Home Equity Loans.  We do not generally originate traditional long term residential mortgages, but we do issue traditional second mortgage residential real estate loans and home equity lines of credit.  Generally, we limit the loan-to-value ratio on our residential real estate loans to 80%.  We offer fixed and adjustable rate residential real estate loans with terms of up to 30 years.  We typically offer these fixed rate loans through a third party rather than originating and retaining these loans ourselves.  We typically originate and retain residential real estate loans only if they have adjustable rates.  We also offer home equity lines of credit.  Our underwriting criteria and the risks associated with home equity loans and lines of credit are generally the same as those for first mortgage loans.  Home equity lines of credit typically have terms of 15 years or less.  We generally limit the extension of credit to 90% of the available equity of each property, although we may extend up to 100% of the available equity.

Commercial Business Loans.  We make loans for commercial purposes in various lines of businesses.  Commercial loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate.

Equipment loans typically will be made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment.  Generally, we limit the loan-to-value ratio on these loans to 80% or less.  Working capital loans typically have terms not exceeding one year and usually are secured by accounts receivable, inventory, or personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity.  Trade letters of credit, standby letters of credit, and foreign exchange will generally be handled through a correspondent bank as agent for CapitalBank.

Consumer Loans.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit.  Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral.  Consumer rates are both fixed and variable, with terms negotiable.  Our installment loans typically amortize over periods up to 60 months.  We will offer consumer loans with a single maturity date when a specific source of repayment is available.  We typically require monthly payments of interest and a portion of the principal on our revolving loan products.  Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease in value than real estate.

Deposit Services

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

Competition

CapitalBank generally competes with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered.  South Carolina law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks.  Consequently, commercial banking in South Carolina is highly competitive.  South Carolina law also permits interstate banking whereby out-of-state banks and bank holding companies are allowed to acquire and merge with South Carolina banks and bank holding companies, as long as the South Carolina State Board of Financial Institutions gives prior approval for the acquisition or merger.  Many large banking organizations currently operate in the market areas of CapitalBank, several of which are controlled by out-of-state ownership.  In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking that previously had been the sole domain of commercial banks.  See “Supervision and Regulation.”

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

Employees

Including the employees of CapitalBank, we currently have in the aggregate 165 full-time employees and 13 part-time employees.

Corporate Information

Our corporate headquarters are located at 1402-C Highway 72 West, Greenwood, South Carolina, 29649, and our telephone number is (864) 941-8200. Our website is located at www.comcapcorp.com. The information on our website is not incorporated by reference into this report.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any reports, statements or other information that we file at the SEC's public reference facilities at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information regarding the public reference facilities. The SEC maintains a website, www.sec.gov, which contains reports, proxy statements and information statements and other information regarding registrants that file electronically with the SEC, including us. Our SEC filings are also available to the public from commercial document retrieval services.

You may also request a copy of our filings at no cost by writing to us at Community Capital Corporation, P. O. Box 218, Greenwood, South Carolina, 29648, Attention: Ms. Lee Lee M. Lee, Controller/Vice President of Investor Relations, or telephoning us at: (864) 941-8200.

SUPERVISION AND REGULATION

We, along with CapitalBank, are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations.  These laws and regulations are generally intended to protect depositors, not shareholders.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects.  Our operations may be affected by legislative changes and the policies of various regulatory authorities.  We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations.  It is intended only to briefly summarize some material provisions.  Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of our entities.

Recent Regulatory Developments

The following is a summary of recently enacted laws and regulations that could materially impact our business, financial condition or results of operations.  This discussion should be read in conjunction with the remainder of the “Supervision and Regulation” section of this Annual Report on Form 10-K.

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past two years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced including:

•
The Emergency Economic Stabilization Act ("EESA"), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the SEC to suspend the application of marked-to-market accounting, and raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through  December 31, 2013;

•	On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•
On October 14, 2008, the U.S. Treasury announced the creation of a new program, the Capital Purchase Program, that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable;

•
On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system.  The TLGP has two primary components that are available on a voluntary basis to financial institutions:

•
Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee; and

•
Unlimited deposit insurance for non-interest bearing deposit transaction accounts; financial institutions electing to participate will pay a 10 basis point premium in addition to the insurance premiums paid for standard deposit insurance.

•
On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA. Among other things, the Financial Stability Plan includes:

•
A capital assistance program that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the Capital Purchase Program;

•	A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

•
A new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions; and

•	Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

•
On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in the U.S. Treasury's Troubled Asset Relief Program (“TARP”).

•
On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•
The first plan is the Legacy Loan Program, which has a primary purpose to facilitate the sale of troubled mortgage loans by eligible institutions, including FDIC-insured federal or state banks and savings associations. Eligible assets are not strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the U.S. Treasury.  Under the Legacy Loan Program, the FDIC has sold certain troubled assets out of an FDIC receivership in two separate transactions relating to the failed Illinois bank, Corus Bank, NA, and the failed Texas bank, Franklin Bank, S.S.B.  These transactions were completed in September 2009 and October 2009, respectively.

•
The second plan is the Securities Program, which is administered by the U.S. Treasury and involves the creation of public-private investment funds to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.  The U.S. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine public-private investment fund managers.  As of December 31, 2009, public-private investment funds have completed initial and subsequent closings on approximately $6.2 billion of private sector equity capital, which was matched 100% by the U.S. Treasury representing $12.4 billion of total equity capital.  The U.S. Treasury has also provided $12.4 billion of debt capital, representing $24.8 billion of total purchasing power.  As of December 31, 2009, public-private investment funds have drawn-down approximately $4.3 billion of total capital which has been invested in certain non-agency residential mortgage-backed securities and commercial mortgage backed securities and cash equivalents pending investment.

•	On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009;

•
On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011; and

•
On February 2, 2010, the U.S. President called on the U.S. Congress to create a new Small Business Lending Fund.  Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending.  As proposed, only small- and medium-sized banks would qualify to participate in the program.

As a result of the enhancements to deposit insurance protection and the expectation that there will be demands on the FDIC’s deposit insurance fund, our deposit insurance costs increased significantly in 2009.  We have elected not to participate in the TARP Capital Purchase Program, but will consider participating in similar programs, if any, announced in the future.  Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Community Capital Corporation

We own 100% of the outstanding capital stock of CapitalBank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”).  As a result, we are primarily subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act and its regulations promulgated thereunder.  Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act of 1996.

Permitted Activities.  Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	banking or managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities.  In summary, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.  We have not sought financial holding company status, but may elect such status in the future as our business matures.  If we were to elect financial holding company status, each insured depository institution we control would have to be well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Change in Control.  In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company.  Following the relaxing of these restrictions by the Federal Reserve in September 2008, control will be rebuttably presumed to exist if a person acquires more than 33% of the total equity of a bank or bank holding company, of which it may own, control or have the power to vote not more than 15% of any class of voting securities.

Source of Strength.  In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to CapitalBank and to commit resources to support CapitalBank in circumstances in which we might not otherwise do so.  Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary, other than a non-bank subsidiary of a bank, upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any depository institution subsidiary of a bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiaries if the agency determines that divestiture may aid the depository institution’s financial condition.  Further, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank at a certain level would be assumed by the bankruptcy trustee and entitled to priority payment.

Capital Requirements.  The Federal Reserve Board imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets.  These requirements are essentially the same as those that apply to CapitalBank and are described below under “CapitalBank.”  Subject to our capital requirements and certain other restrictions, we are able to borrow money to make a capital contribution to CapitalBank, and these loans may be repaid from dividends paid from CapitalBank to us.  Our ability to pay dividends depends on CapitalBank's ability to pay dividends to us, which is subject to regulatory restrictions as described below in “CapitalBank – Dividends.”  We are also able to raise capital for contribution to CapitalBank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

South Carolina State Regulation.  As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act of 1996, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the "S.C. Board").  We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so.  We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

CapitalBank

CapitalBank operates as a state-chartered Federal Reserve member bank and is subject to the supervision and regulation of the South Carolina State Board of Financial Institutions and the Federal Reserve Board.  Deposits in CapitalBank are insured by the FDIC up to a maximum amount, which is currently $100,000 for each non-retirement depositor and $250,000 for certain retirement-account depositors.  However, the FDIC has increased the coverage up to $250,000 for each non-retirement depositor through December 31, 2013.  The S.C. Board and the Federal Reserve regulate or monitor virtually all areas of CapitalBank’s operations, including:

•	security devices and procedures;

•	adequacy of capitalization and loss reserves;

•	loans;

•	investments;

•	borrowings;

•	deposits;

•	mergers;

•	issuances of securities;

•	payment of dividends;

•	interest rates payable on deposits;

•	interest rates or fees chargeable on loans;

•	establishment of branches;

•	corporate reorganizations;

•	maintenance of books and records; and

•	adequacy of staff training to carry on safe lending and deposit gathering practices.

The Federal Reserve requires that CapitalBank maintain specified ratios of capital to assets and imposes limitations on CapitalBank’s aggregate investment in real estate, bank premises, and furniture and fixtures.  Two categories of regulatory capital are used in calculating these ratios—Tier 1 capital and total capital.  Tier 1 capital generally includes common equity, retained earnings, a limited amount of qualifying preferred stock, and qualifying minority interests in consolidated subsidiaries, reduced by goodwill and certain other intangible assets, such as core deposit intangibles, and certain other assets.  Total capital generally consists of Tier 1 capital plus Tier 2 capital, which includes the allowance for loan losses, preferred stock that did not qualify as Tier 1 capital, certain types of subordinated debt and a limited amount of other items.

CapitalBank is required to calculate three ratios: the ratio of Tier 1 capital to risk-weighted assets, the ratio of total capital to risk-weighted assets, and the “leverage ratio,” which is the ratio of Tier 1 capital to average assets on a non-risk-adjusted basis. For the two ratios of capital to risk-weighted assets, certain assets, such as cash and U.S. Treasury securities, have a zero risk weighting. Others, such as commercial and consumer loans, have a 100% risk weighting. Some assets, notably purchase-money loans secured by first-liens on residential real property, are risk-weighted at 50%. Assets also include amounts that represent the potential funding of off-balance sheet obligations such as loan commitments and letters of credit. These potential assets are assigned to risk categories in the same manner as funded assets. The total assets in each category are multiplied by the appropriate risk weighting to determine risk-adjusted assets for the capital calculations.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a “prompt corrective action” program in which every bank is placed in one of five regulatory categories, depending primarily on its regulatory capital levels.  The Federal Reserve and the other federal banking regulators are permitted to take increasingly severe action as a bank’s capital position or financial condition declines below the “Adequately Capitalized” level described below.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.  The Federal Reserve’s regulations set forth five capital categories, each with specific regulatory consequences.  The categories are:

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

•
Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure.  No capital distribution may be made that would result in the institution becoming undercapitalized.  An adequately capitalized institution is one (i) having a total capital ratio of 8% or greater, (ii) having a Tier 1 capital ratio of 4% or greater and (iii) having a leverage capital ratio of 4% or greater or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the CAMELS (Capital, Assets, Management, Earnings, Liquidity and Sensitivity to market risk) rating system.

•
Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure.  An undercapitalized institution is one (i) having a total capital ratio of less than 8% or (ii) having a Tier 1 capital ratio of less than 4% or (iii) having a leverage capital ratio of less than 4%, or if the institution is rated a composite 1 under the CAMELS rating system, a leverage capital ratio of less than 3%.

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

If the Federal Reserve determines, after notice and an opportunity for hearing, that CapitalBank is in an unsafe or unsound condition, the regulator is authorized to reclassify CapitalBank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If CapitalBank is not well capitalized, it cannot accept brokered time deposits without prior FDIC approval and, if approval is granted, cannot offer an effective yield in excess of 75 basis points on interests paid on deposits of comparable size and maturity in CapitalBank’s normal market area for deposits accepted from within its normal market area, or national rate paid on deposits of comparable size and maturity for deposits accepted outside CapitalBank’s normal market area.  Moreover, if CapitalBank becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the Federal Reserve that is subject to a limited performance guarantee by the Company.  CapitalBank also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities.  Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan.  Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow.  An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action.  The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency.  A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution, would be undercapitalized.  In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized.  Thus, if payment of such a management fee or the making of such would cause CapitalBank to become undercapitalized, it could not pay a management fee or dividend to the Company.

As of December 31, 2009, CapitalBank was deemed to be “well capitalized.”

Standards for Safety and Soundness.     The Federal Deposit Insurance Act (“FDIA”) also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits.  The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Under the regulations, if the Federal Reserve determines that CapitalBank fails to meet any standards prescribed by the guidelines, the agency may require CapitalBank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Reserve.  The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Regulatory Examination.     The Federal Reserve requires CapitalBank to prepare annual reports on its financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

All insured institutions must undergo regular on-site examinations by their appropriate banking agency.  The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate.  Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable.  The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.  The federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality.

Insurance of Accounts and Regulation by the FDIC.   CapitalBank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions.  It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

On October 3, 2008, President George W. Bush signed the EESA of 2008, which temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The temporary increase in deposit insurance coverage became effective immediately upon the President’s signature.  The legislation provides that the basic deposit insurance limit will return to $100,000 on December 31, 2013.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.  For deposits held as of March 31, 2009, institutions were assessed at annual rates ranging from 12 to 50 basis points, depending on each institution’s risk of default as measured by regulatory capital ratios and other supervisory measures.  Effective April 1, 2009, assessments also took into account each institution's reliance on secured liabilities and brokered deposits.  This resulted in assessments ranging from 7 to 77.5 basis points.  In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution's total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits.  This special assessment was part of the FDIC's efforts to rebuild the Deposit Insurance Fund.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.  In December 2009, we paid $ 4.9 million in prepaid risk-based assessments, which included $322,000  related to the fourth quarter of 2009 that would have been otherwise payable in the first quarter of 2010.  This amount is included in deposit insurance expense for 2009.  The remaining $ 4.6 million in prepaid deposit insurance is included prepaid expenses in the accompanying balance sheet as of December 31, 2009.  As a result, we incurred increased insurance costs during 2009 than in previous periods.

FDIC insured institutions are required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For 2009, the Financing Corporation assessments equaled $72,000 for domestic deposits.  These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including CapitalBank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Federal Reserve.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is not aware of any practice, condition or violation that might lead to termination of CapitalBank’s deposit insurance.

Transactions with Affiliates and Insiders. The Company is a legal entity separate and distinct from CapitalBank and its other subsidiaries.  Various legal limitations restrict CapitalBank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries.  The Company and CapitalBank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.  Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of CapitalBank’s capital and surplus and, as to all affiliates combined, to 20% of CapitalBank’s capital and surplus.  Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.  CapitalBank is forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. The regulation also limits the amount of loans that can be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

CapitalBank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests.  Such extensions of credit (i) must be made on substantially the same terms, including interest rates, and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Dividends.  The Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from CapitalBank.  Statutory and regulatory limitations apply to CapitalBank’s payment of dividends to the Company.  As a general rule, the amount of a dividend may not exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years.  A depository institution may not pay any dividend if payment would cause the institution to become undercapitalized or if it already is undercapitalized.  The Federal Reserve may prevent the payment of a dividend if it determines that the payment would be an unsafe and unsound banking practice.

Branching.  Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the S.C. Board.   In addition, with prior regulatory approval, CapitalBank will be able to acquire existing banking operations in South Carolina.  Furthermore, federal legislation has been passed that permits interstate branching by banks if allowed by state law, and interstate merging by banks.  However, South Carolina law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

Anti-Tying Restrictions.  Under amendments to the Bank Holding Company Act and Federal Reserve regulations, a bank is prohibited from engaging in certain tying or reciprocity arrangements with its customers.  In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer obtain or provide some additional credit, property, or services from or to the bank, the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended.  Certain arrangements are permissible: a bank may offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products; and certain foreign transactions are exempt from the general rule.  A bank holding company or any bank affiliate also is subject to anti-tying requirements in connection with electronic benefit transfer services.

Community Reinvestment Act.  The Community Reinvestment Act requires that the Federal Reserve evaluate the record of CapitalBank in meeting the credit needs of its local community, including low and moderate income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on CapitalBank.

Finance Subsidiaries. Under the Gramm-Leach-Bliley Act (the “GLBA”), subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible.  The GLBA imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy.  In addition, the GLBA imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and non-bank affiliates.

Consumer Protection Regulations. Activities of CapitalBank are subject to a variety of statutes and regulations designed to protect consumers.  Interest and other charges collected or contracted for by CapitalBank are subject to state usury laws and federal laws concerning interest rates.  CapitalBank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•
the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of CapitalBank also are subject to:

•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Enforcement Powers.  CapitalBank and its “institution-affiliated parties,” including its management, employees, agents, independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1,000,000 a day for such violations.  Criminal penalties for some financial institution crimes have been increased to twenty years.  In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.  Possible enforcement actions include the termination of deposit insurance.  Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded.  Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss.  A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Anti-Money Laundering.  Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The Company and CapitalBank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA Patriot Act, enacted in 2001 and renewed in 2006. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing “cease and desist” orders and money penalty sanctions against institutions found to be violating these obligations.

USA PATRIOT Act/Bank Secrecy Act.  The USA PATRIOT Act amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the U.S. Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations and requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.  Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the USA PATRIOT Act, the Federal Bureau of Investigation (the “FBI”) can send to the banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities.  CapitalBank can be requested to search its records for any relationships or transactions with persons on those lists.  If CapitalBank finds any relationships or transactions, it must file a suspicious activity report and contact the FBI.

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Treasury, is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the U.S., as defined by various Executive Orders and Acts of Congress.  OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts.  If CapitalBank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI.  CapitalBank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications.  CapitalBank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files.  CapitalBank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Privacy and Credit Reporting.  Financial institutions are required to disclose their policies for collecting and protecting confidential information.  Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer.  Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.  It is CapitalBank’s policy not to disclose any personal information unless required by law.  The Federal Reserve and the federal banking agencies have prescribed standards for maintaining the security and confidentiality of consumer information.  CapitalBank is subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Like other lending institutions, CapitalBank utilizes credit bureau data in its underwriting activities.  Use of such data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis, including credit reporting, prescreening, sharing of information between affiliates, and the use of credit data.  The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the FACT Act.

Check 21.  The Check Clearing for the 21st Century Act gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•
requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring the re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

Effect of Governmental Monetary Policies.  Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits.  It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Proposed Legislation and Regulatory Action.  Legislative and regulatory proposals regarding changes in banking, and the regulation of banks, federal savings institutions, and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the federal government, Congress and various state governments. Certain of these proposals, if adopted, could significantly change the regulation or operations of banks and the financial services industry. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. On June 17, 2009, the U.S. Treasury released a white paper entitled “Financial Regulatory Reform – A New Foundation: Rebuilding Financial Supervision and Regulation” (the “Proposal”) which calls for sweeping regulatory and supervisory reforms for the entire financial sector and seeks to advance the following six key objectives: (i) promote robust supervision and regulation of financial firms, (ii) establish comprehensive supervision of financial markets, (iii) protect consumers and investors from financial abuse, (iv) provide the government with additional powers to monitor systemic risks, supervise and regulate financial products and markets, and to resolve firms that threaten financial stability, and (v) raise international regulatory standards and improve international cooperation.

The Proposal also includes the creation of a new federal agency designed to enforce consumer protection laws. The Consumer Financial Protection Agency (“CFPA”) would have authority to protect consumers of financial products and services and to regulate all providers (bank and non-bank) of such services. The CFPA would be authorized to adopt rules for all providers of consumer financial services, supervise and examine such institutions for compliance, and enforce compliance through orders, fines, and penalties. The rules of the CFPA would serve as a “floor” and individual states would be permitted to adopt and enforce stronger consumer protection laws. If adopted as proposed, we may become subject to multiple laws affecting its provision of loans and other credit services to consumers, which may substantially increase the cost of providing such services.

On February 2, 2010, the U.S. President called on the U.S. Congress to create a new Small Business Lending Fund.  Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending.  As proposed, only small- and medium-sized banks would qualify to participate in the program.

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

ITEM 1A.	RISK FACTORS.

Our business, financial condition, and results of operations could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely.  Shareholders should carefully consider the risks described below in conjunction with other information in this Annual Report on Form 10-K and the information incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

The current economic environment has adversely affected our financial condition and results of operations.

There was significant disruption and volatility in the financial and capital markets during 2008 and 2009. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in mortgage lending and related real estate markets. Continued declines in real estate values, high unemployment and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

As a consequence of the difficult economic environment, we experienced a significant decrease in earnings resulting primarily from increased provisions for loan losses. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve in the near term, in which case we could continue to experience write-downs of assets, and could face capital and liquidity constraints or other business challenges. A further deterioration in economic conditions, particularly within our market areas, could result in the following consequences, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations:

—	Loan delinquencies may further increase causing additional increases in our provision and allowance for loan losses.

—
Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs.

—
Collateral for loans made by CapitalBank, especially real estate, may continue to decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans.

—
Consumer confidence levels may decline and cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities and decreased demand for our products and services.

We have sustained losses from a decline in credit quality and may see further losses.

Our ability to generate earnings is significantly affected by our ability to properly originate, underwrite, and service loans.  We have sustained losses primarily because borrowers, guarantors, or related parties have failed to perform in accordance with the terms of their loans and we failed to detect or respond to deterioration in asset quality in a timely manner.  We could sustain additional losses for these reasons.  Problems with credit quality or asset quality could cause our interest income and net interest margin to decrease, which could adversely affect our business, financial condition, and results of operations.  We have recently identified credit deficiencies with respect to certain loans in our loan portfolio which are primarily related to the downturn in the residential housing industry.  As a result of the decline of the residential housing market, property values for this type of collateral have declined substantially.  In response to this determination, we increased our loan loss reserve throughout 2009 to a total loan loss reserve of $14.2 million at December 31, 2009 to address the risks inherent within our loan portfolio.  Recent developments, including further deterioration in the South Carolina real estate market as a whole, may cause management to adjust its opinion of the level of credit quality in our loan portfolio.  Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

A significant portion of our loan portfolio could become under-collateralized due to the real estate market decline, which could have a material adverse effect on our asset quality, capital structure and profitability.

A significant portion of our loan portfolio is comprised of loans secured by either commercial real estate or single family homes that are under construction. As of December 31, 2009, $145.1 million, or 25.6% of our total loans, are classified as Real Estate Construction loans, $149.3 million, or 26.3% of our total loans are classified as Commercial Real Estate loans and $214.7 million, or 37.9% of our total loans, are classified as Mortgage Residential loans. Real Estate Construction loans represent the highest level of risk for the Company due to current real estate and other market conditions and represent 70.3% of our nonperforming loans. So far, other Commercial Real Estate loans have not been as severely impacted by the recent economic downturns. In our Commercial Real Estate loan portfolio, 73.3% of the loans cover owner-occupied real estate which has a lower risk element than non-owner occupied. Owner-occupied commercial real estate generally has a lower risk profile since business owners are obligated to repay the debt and, accordingly, the loan is not dependent on the liquidation of the collateral as the source of repayment. As of December 31, 2009, only 1.1% of the Company’s nonperforming loans are Commercial Real Estate loans. Our Mortgage Residential loans have continued to perform with only moderate increases in delinquencies. Delinquencies of 30 days and over were 8.6% as of December 31, 2009. Mortgage Residential loans past due 30 days or more were only 7.8% of total Mortgage Residential loans outstanding as of December 31, 2009. These Mortgage Residential loans represent 27.5% of our nonperforming loans.

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

Our loan customers may not repay their loans according to the terms of such loans, and the collateral securing the payment of those loans may be insufficient to assure repayment. We may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information.  Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including:

•	cost overruns;
•	declining property values;
•	mismanaged construction;
•	inferior or improper construction techniques;
•	economic changes or downturns during construction;
•	rising interest rates that may prevent sale of the property; and
•	failure to sell completed projects or units in a timely manner.

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

If our assumptions are wrong, our current allowance may not be sufficient to cover our loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses as of December 31, 2009, December 31, 2008, December 31, 2007, and December 31, 2006 was $14.2 million, $13.6 million, $6.8 million and $6.2 million, respectively.

During 2009, nonperforming assets increased  to $48.3 million, or 8.41% of period-end loans and other real estate, which was up from $31.9 million, or 4.94% at December 31, 2008. The increase reflects rapidly deteriorating economic conditions and growing weakness in the residential real estate sector across our markets since the first quarter of 2008. There can be no assurance that we will not experience further increases in nonperforming loans in the future.

As of December 31, 2009, 99.9% of our nonperforming loans were secured by real estate. In evaluating the adequacy of the allowance for loan losses, we obtained updated external appraisals on many of the properties underlying the nonperforming loans or performed internal valuations based on current market conditions. We recorded annualized net charge-offs, as a percentage of average loans, of 5.23% during 2009 compared with 0.38% during 2008.

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

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2009, approximately 89.8% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The weakening of the real estate markets in our geographic footprint may result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums have increased substantially in 2009 already and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, to be collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. We participate in the FDIC’s TLGP for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLG assessments are insufficient to cover any loss or expenses arising from the TLGP, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLGP program upon depository institution holding companies, as well. These changes, along with the full utilization of our FDIC insurance assessment credit in early 2009, will cause the premiums and TLGP assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2009 and for the foreseeable future.

Continuation of the economic downturn in the upstate region of South Carolina could reduce our customer base, our level of deposits, and demand for financial products such as loans.

We operate primarily in the upstate region of South Carolina and substantially all our loan customers and most of our deposit and other customers live or have operations in that area of South Carolina. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in that region, along with the continued attraction of business ventures to the area.  The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed.  A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 90.3% of our interest income for the year ended December 31, 2009.

If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled.  Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Our small- to medium-sized business target markets may have fewer financial resources to weather the current downturn in the economy.

We target the banking and financial services needs of small and medium-sized businesses. These businesses generally have fewer financial resources in terms of capital borrowing capacity than larger entities.  If general economic conditions continue to negatively impact these businesses in the markets in which we operate, our business, financial condition, and results of operation may continue to be adversely affected.

Further disruptions in the global financial markets could adversely affect our results of operations and financial condition.

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

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

As described above under Supervision and Regulation, in response to the challenges facing the financial services sector, a number of regulatory and governmental actions have been enacted or announced.  There can be no assurance that these government actions will achieve their purpose.  The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

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

In addition to the EESA and ARRA, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans. President Obama recently announced a proposal to reform the U.S. financial system. Among other things, the plan would create a new consumer protection agency and authorize greater powers for the Federal Reserve Board.

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

We calculate income taxes in accordance with ASC 740-10, which requires the use of the asset and liability method. In accordance with ASC 740-10, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. At December 31, 2009, our net deferred tax asset was $6.6 million. During 2009, we realized a valuation allowance in the amount of $380,000 for the parent company’s Net Operating Losses (“NOLs”).  Realization of a deferred tax asset requires us to exercise significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. If we, or our regulators, determine that an additional valuation allowance of our deferred tax asset is necessary, we would incur a charge to earnings.

Our holding company structure and regulations applicable to us can restrict our ability to provide liquidity to meet our obligations.

Our business operations and related generation of cash flow principally occur in our subsidiary, CapitalBank. Significant parts of our capital markets obligations, including dividends on trust preferred securities and the related debentures, are obligations of the Company. Historically, the Company has relied upon dividends from CapitalBank to fund these types of obligations. At the present time, the Company has limited resources in order to meet such obligations in the absence of payment of dividends from CapitalBank. These resources include a limited amount of cash on hand. In light of these circumstances, we may determine that it is necessary or appropriate to raise capital or seek other financing sources and/or take steps to reduce our cash payment obligations at the holding company level. If the Company is unable to raise additional capital or obtain other financing, the Company may not be able to meet its obligations when due.

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

Both the Company and CapitalBank must meet regulatory capital requirements and maintain sufficient liquidity. We also face significant regulatory and other governmental risk as a financial institution. Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

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

Our directors and executive officers, as a group, beneficially owned approximately 16% of our outstanding common stock, as of December 31, 2009. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

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

Our common stock is not a deposit or savings account, and will not be insured by the FDIC or any other government agency.  Should our business fail, you could lose your total investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There are no comments from the staff of the SEC regarding our periodic or current reports under the Exchange Act that remain unresolved.

ITEM 2.	PROPERTIES.

We operate out of an approximately 3,000 square foot building located on approximately one acre of land leased from a third party in Greenwood, South Carolina.  At December 31, 2009, CapitalBank operated 17 full service branches and one drive through facility in South Carolina, three of which are located in Greenwood, two of which are located in Abbeville, Anderson and Greer, and one of which is located in each of Newberry, Belton, Greenville, Clemson, Saluda, Prosperity, Honea Path, Clinton and Calhoun Falls.  Of CapitalBank’s branches, 15 are located on land owned by CapitalBank, two are located on land owned by us and leased to CapitalBank, and one is located on land CapitalBank leases from a third party.  We believe that all of our properties are well maintained and are suitable for their respective present needs and operations.

ITEM 3.	LEGAL PROCEEDINGS.

In the ordinary course of operations, we may be a party to various legal proceedings from time to time.  We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded publicly on the NASDAQ Global Market under the symbol “CPBK”.  The following table reflects the high and low sales price per share for our common stock reported on the NASDAQ Global Market for the periods indicated.

Year	Quarter	High	Low
2009	Fourth	$3.94	$2.49
	Third	4.90	2.50
	Second	6.00	4.59
	First	8.49	4.45

2008	Fourth	$11.00	$5.85
	Third	11.99	9.05
	Second	15.99	9.30
	First	16.88	14.03

The closing price of our common shares as reported by the NASDAQ Global Market on March 1, 2010 was $2.85 per share.  As of March 1, 2010, there were 9,899,533 shares of our common stock outstanding held by approximately 1,544 shareholders of record.  We did not sell any of our equity securities during fiscal year 2009 that were not registered under the Securities Act of 1933, as amended.

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

Year	Declaration Date	Payment Date	Payment Amount
2009	January 28	March 6	$0.15

2008	January 22	March 7	$0.15
	April 16	June 6	$0.15
	July 23	September 5	$0.15
	October 22	December 5	$0.15

Our future dividends are subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions.  Our ability to distribute cash dividends will depend entirely upon CapitalBank’s ability to distribute dividends to us.  As a state bank, CapitalBank is subject to legal limitations on the amount of dividends each is permitted to pay.  In particular, CapitalBank may require approval of the S.C. Board prior to paying dividends to us.  Furthermore, neither we nor CapitalBank may declare or pay a cash dividend on any of our capital stock if we are insolvent or if the payment of the dividend would render us insolvent or unable to pay our obligations as they become due in the ordinary course of business.  See “Supervision and Regulation - CapitalBank Dividends” under Item 1 of this Form 10-K, “Liquidity Management and Capital Resources” under Item 7 of this Annual Report on Form 10-K, and Note 18 to our accompanying financial statements.

Our registration statement on Form S-1 (file no. 333-160430), which was declared effective on August 13, 2009, registered the issuance of  7,272,727 shares of common stock at $2.75 per share to be sold through a rights offering to our shareholders.  On September 21, 2009, we completed the rights offering to our shareholders and certain standby purchasers and issued 3,186,973 shares of common stock.   On September 24, 2009, we offered the remaining 4,085,754 shares not purchased in the rights offering to the public at $2.75 per share.   We completed the public offering on October 31, 2009.  We received net proceeds of $14.1 million after payment of expenses of approximately $679,000.

As of March 1, 2010, we used $13.5 million to capitalize our bank subsidiary, CapitalBank.  The remaining $600,000 is currently invested in a money market account at CapitalBank and will be used for other general corporate purposes.

ITEM 6.    SELECTED FINANCIAL DATA

Selected Financial Data

The following selected consolidated financial data for the five years ended December 31, 2009 are derived from our consolidated financial statements and other data.  The selected consolidated financial data should be read in conjunction with our consolidated financial statements, including the accompanying notes, included elsewhere herein.

Year Ended December 31,	2009	2008	2007	2006	2005
(Dollars in thousands, except per share)
Income Statement Data:
Interest income	$36,233	$43,594	$49,132	$40,679	$30,878
Interest expense	13,867	18,656	25,229	19,625	10,958
Net interest income	22,366	24,938	23,903	21,054	19,920
Provision for loan losses	32,800	9,300	1,025	1,140	825
Net interest income (loss) after provision for loan losses	(10,434)	15,638	22,878	19,914	19,095
Net securities gains (losses)	224	98	(469)	(61)	1,026
Noninterest income	7,548	7,149	6,875	6,028	6,301
Noninterest expense	32,016	20,192	19,257	18,104	16,849
Income (loss) before income taxes	(34,678)	2,693	10,027	7,777	9,573
Income tax expense (benefit)	(9,433)	284	3,139	2,018	2,479
Net income (loss)	$(25,245)	$2,409	$6,888	$5,759	$7,094
Balance Sheet Data:
Assets	$749,442	$790,600	$800,598	$713,244	$598,790
Earning assets	686,443	733,539	727,367	648,450	542,199
Securities (1)	79,172	89,858	81,315	73,949	75,887
Loans (2)	568,281	642,040	645,785	574,193	466,281
Allowance for loan losses	14,160	13,617	6,759	6,200	6,324
Deposits	583,483	513,601	520,072	486,956	433,646
Federal Home Loan Bank advances	95,400	161,185	135,525	105,625	57,225
Shareholders’ equity	53,757	64,957	64,847	58,926	54,505
Per Share Data: (3)
Basic earnings (loss) per share	$(4.34)	$0.54	$1.58	$1.34	$1.63
Diluted earnings (loss) per share	(4.34)	0.54	1.56	1.31	1.58
Book value (period end) (4)	5.44	14.54	14.72	13.52	12.72
Tangible book value (period end) (4)	5.27	12.41	12.46	11.13	10.17
Cash dividends per share	0.15	0.60	0.54	0.52	0.50
Performance Ratios:
Return on average assets	(3.28)%	0.30%	0.91%	0.87%	1.24%
Return on average equity	(40.26)	3.69	11.09	10.05	12.74
Net interest margin (5)	3.18	3.48	3.52	3.59	3.95
Efficiency (6)	105.37	61.91	61.54	65.61	63.17
Allowance for loan losses to loans	2.50	2.12	1.05	1.08	1.36
Net charge-offs to average loans	5.23	0.38	0.08	0.24	0.07
Nonperforming assets to period end assets (7)	6.67	4.04	0.32	0.26	0.37
Capital and Liquidity Ratios:
Average equity to average assets	8.10	8.25	8.20	8.66	9.77
Leverage (4.00% required minimum)	8.21	8.44	8.33	8.46	7.68
Tier 1 risk-based capital ratio	10.88	10.43	10.05	10.03	9.24
Total risk-based capital ratio	12.15	11.69	11.10	11.09	10.49
Average loans to average deposits	112.23	124.85	120.46	110.96	101.75
____________
(1)	Securities held-to-maturity are stated at amortized cost, securities available-for-sale are stated at fair value, and nonmarketable equity securities are stated at cost.
(2)	Loans are stated before the allowance for loan losses and include loans held for sale.
(3)	All share and per-share data have been adjusted to reflect the 15% common stock dividend in November 2007.
(4)	Excludes the effect of any outstanding stock options.
(5)	Tax equivalent net interest income divided by average earning assets.
(6)
Noninterest expense divided by the sum of tax equivalent net interest income and noninterest income, excluding gains and losses on sales of assets and the write-down of intangible assets related to the sale of those assets.

(7)	Nonperforming loans and nonperforming assets do not include loans past due 90 days or more that are still accruing interest.

Selected Financial Data - continued

(Dollars in thousands	2009 Quarter ended				2008 Quarter ended
except per share)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net interest income	$5,277	$5,381	$5,757	$5,952	$6,318	$5,995	$6,422	$6,203
Provision for loan losses	1,000	24,000	5,800	2,000	3,700	1,100	2,500	2,000
Noninterest income	1,981	1,868	2,238	1,862	1,722	1,851	1,816	1,858
Noninterest expense	7,117	13,300	7,022	4,753	4,647	5,140	5,329	5,076
Net income (loss)	(1,382)	(21,785)	(2,941)	863	5	1,196	427	781
Basic earnings (loss) per share	(0.15)	(4.35)	(0.66)	0.19	0.00	0.27	0.10	0.18
Diluted earnings (loss) per share	(0.15)	(4.35)	(0.66)	0.19	0.00	0.27	0.10	0.18

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the preceding “Selected Financial Data” and our Financial Statements and the Notes thereto and the other financial data included elsewhere in this Annual Report on Form 10-K.  The financial information provided below has been rounded in order to simplify its presentation.  However, the ratios and percentages provided below are calculated using the detailed financial information contained in the Financial Statements, the Notes thereto and the other financial data included elsewhere in this Annual Report on Form 10-K.

General

We are a South Carolina bank holding company headquartered in Greenwood, South Carolina with 18 banking offices located in 13 different cities throughout South Carolina. Since our formation in 1988, we have grown in our core markets through organic growth, and to expand our market presence from central South Carolina to the upstate region of South Carolina, we have made selective acquisitions and formed de novo banking operations.  We continuously evaluate our branch network to determine how to best serve our customers efficiently and to improve our profitability.

We operate a general commercial and retail banking business through our bank subsidiary, CapitalBank, which we also refer to as our Bank. We believe our commitment to quality and personalized banking services is a factor that contributes to our competitiveness and success. Through CapitalBank, we provide a full range of lending services, including real estate, consumer and commercial loans to individuals and small to medium-sized businesses in our market areas, as well as residential mortgage loans. Our primary focus has been on real estate construction loans, commercial mortgage loans and residential mortgage loans. We complement our lending services with a full range of retail and commercial banking products and services, including checking, savings and money market accounts, certificates of deposit, credit card accounts, individual retirement accounts safe deposit accounts, money orders and electronic funds transfer services. In addition to our traditional banking services, we also offer customers trust and fiduciary services. We make discount securities brokerage services available through a third-party brokerage service that has contracted with CapitalBank.

Like most community banks, we derive the majority of our income from interest we receive on our loans and investments.  Our primary source of funds for making these loans and investments is our deposits, on which we pay interest.  Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income earned on our interest-earning assets, such as loans and investments, and the expense cost of our interest-bearing liabilities, such as deposits.  Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balance during 2009 and 2008 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a table to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible.  We establish and maintain this allowance by charging a provision for loan losses against our operating earnings.  In the following section we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers.  We describe the various components of this non-interest income, as well as our non-interest expenses, in the following discussion.

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than 24 months.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry with falling home prices and increasing foreclosures and unemployment have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  The following discussion and analysis describes our performance in this challenging economic environment.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Results of Operations

Year ended December 31, 2009, compared with year ended December 31, 2008

Net interest income decreased $2,572,000, or 10.31%, to $22.4 million in 2009 from $24.9 million in 2008.  Average earning assets decreased $14.7 million, or 2.02%, and average interest bearing liabilities decreased $45.5 million, or 7.00%.

Our tax equivalent net interest spread and tax equivalent net interest margin were 2.83% and 3.18%, respectively, in 2009 compared to 3.17% and 3.48% in 2008.  Yields on earning assets decreased from 6.04% in 2008 to 5.12% in 2009, and yields on interest-bearing liabilities decreased from 2.87% in 2008 to 2.29% in 2009.

The provision for loan losses was $32.8 million in 2009 compared to $9.3 million in 2008.  Our allowance for loan losses was $14.2 million, which represented 2.50% of total loans outstanding at December 31, 2009.  Our nonperforming loans totaled $42.8 million at December 31, 2009 compared to $26.8 million at December 31, 2008.  We also had $72.0 million in impaired loans at December 31, 2009, $30.8 million of which were still accruing interest.  Criticized and classified loans have decreased from $107.3 million at December 31, 2008 to $83.6 million at December 31, 2009.  We diligently monitor and manage our loan portfolio to identify problem loans at the earliest possible point.  As the economy deteriorated during 2008 and 2009, we aggressively rated any credits with signs of deterioration in quality, which resulted in the increase in criticized and classified loans and heightened provision expense.  Total loans decreased $74.5 million during 2009, or 11.62%, to $567.2 million at December 31, 2009 from $641.7 million at December 31, 2008.

We incurred a goodwill impairment charge of $7.4 million in 2009, compared to no charges for the same period in 2008.  We reevaluated our goodwill impairment testing as of December 31, 2009.   Given the substantial declines in our common stock price, declining operating results, asset quality trends, market comparables and the economic outlook for our industry, the results of our testing indicated the need for this charge.  We realized an increase in FDIC banking assessments of $1.5 million, or 444.74%, to $1.9 million in 2009 from $342,000 in 2008.  The increase was primarily resulting from increases in FDIC insurance premiums and a one-time FDIC insurance assessment of $375,000, due to the recession of the U.S. economy and the recent failure of several unaffiliated FDIC-insured depository institutions.  We incurred one-time expenses of $896,000 during 2009 associated with the early termination of FHLB borrowings.  We incurred $3.2 million in expenses associated with write downs on other real estate owned during 2009, compared to $409,000 during 2008.  The increase is due to our increase in foreclosures and significant continued declines in fair values of real estate.

We have included a more detailed discussion, including tabular presentations, of noninterest income and noninterest expense in the years ended December 31, 2009 and 2008 under the heading “Noninterest Income and Expense” located in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The combination of the above factors resulted in net losses of $25,245,000 for 2009, compared to net income of $2,409,000 for 2008, a decrease of $27,654,000.  Basic earnings (loss) per share was $(4.34) in 2009, compared to $0.54 in 2008.  Diluted earnings (loss) per share was $(4.34) in 2009, compared to $0.54 in 2008.  Return on average assets during 2009 was (3.28)% compared to 0.30% during 2008, and return on average equity was (40.26)% during 2009 compared to 3.69% during 2008.

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

Net Interest Income - continued

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances” table shows the average balance of each category of our assets liabilities as well as the yield we earned or the rate we paid with respect to each category during 2009 and 2008.  A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table helps demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

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

Average Balances, Income and Expenses, and Rates

Year ended December 31,	2009			2008
(Dollars in thousands)	Average Balance	Income/Expense	Yield/Rate	Average Balance	Income/Expense	Yield/Rate
Assets:
Earning Assets:
Loans(1)(3)	$617,311	$32,753	5.31%	$649,454	39,754	6.12%
Securities, taxable(2)	46,768	2,254	4.82	41,906	2,189	5.22
Securities, nontaxable(2)(3)	23,806	1,461	6.14	29,289	1,772	6.05
Nonmarketable equity
securities	6,111	147	2.41	9,959	404	4.06
Federal funds sold
and other	22,224	51	0.23	350	6	1.71
Total earning assets	716,220	36,666	5.12	730,958	44,125	6.04
Cash and due from banks	11,187			15,571
Premises and equipment	16,682			17,394
Other assets	47,762			35,707
Allowance for loan losses	(17,186)			(8,691)
Total assets	$774,665			$790,939
Liabilities:
Interest-Bearing Liabilities:
Interest-bearing transaction
accounts	$192,222	1,615	0.84%	$224,924	$2,902	1.29%
Savings deposits	40,125	655	1.63	36,656	835	2.28
Time deposits	218,675	5,624	2.57	190,888	7,098	3.72
Other short-term borrowings	17,901	57	0.32	44,610	1,061	2.38
Federal Home Loan Bank
advances	125,569	5,190	4.13	142,936	6,034	4.22
Junior subordinate debt	10,310	726	7.04	10,310	726	7.04
Total interest-bearing
liabilities	604,802	13,867	2.29	650,324	18,656	2.87
Demand deposits	99,013			67,711
Accrued interest and other
liabilities	8,139			7,643
Shareholders’ equity	62,711			65,261
Total liabilities and
shareholders’ equity	$774,665			$790,939
Net interest spread			2.83%			3.17%
Net interest income	$22,799			$25,469
Net interest margin			3.18%			3.48%
____________
(1)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(2)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(3)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

Net Interest Income - continued

Our tax-effected net interest spread and net interest margin were 2.83% and 3.18%, respectively, for the year ended December 31, 2009, compared to 3.17% and 3.48%, respectively, for the year ended December 31, 2008.  The decline in net interest margin was primarily due to our increased level of nonaccrual loans and our desire to maintain cash liquidity.  For the year ended December 31, 2009, earning assets averaged $716.2 million compared to $731.0 million for the year ended December 31, 2008.  Interest earning assets exceeded interest bearing liabilities by $111.4 million and $80.6 million for the years ended December 31, 2009, and 2008, respectively.

For the year ended December 31, 2009, our tax-effected net interest income, the major component of our net income, was $22.8 million compared to $25.5 million for the year ended December 31, 2008.  The average rate realized on interest-earning assets decreased to 5.12% at December 31, 2009, from 6.04% at December 31, 2008, while the average rate paid on interest-bearing liabilities decreased to 2.29% at December 31, 2009, from 2.87% at December 31, 2008.

Our tax-effected interest income for the year ended December 31, 2009 was $36.7 million, which consisted of $32.8 million on loans, $3.9 million on investments, and $51,000 on interest bearing deposits with correspondent banks.  Our tax-effected interest income for the year ended December 31, 2008 was $44.1 million, which consisted of $40.0 million on loans, $4.4 million on investments, and $6,000 on interest bearing deposits with correspondent banks.  Interest on loans for the years ended December 31, 2009 and 2008, represented 89.33% and 90.09%, respectively, of total interest income, while interest on investments and interest bearing deposits with correspondent banks for the years ended December 31, 2009 and 2008 represented 10.67% and 9.89%, respectively, of total interest income.  The high percentage of interest income from loans related to our strategy to maintain a significant portion of our assets in higher earning loans compared to lower yielding investments.  Average loans represented 86.19% and 88.85% of average earning assets for the years ended December 31, 2009 and December 31, 2008, respectively.

Interest expense for the year ended December 31, 2009 was $13.9 million, which consisted of $7.9 million related to deposits and $6.0 million related to other borrowings.  Interest expense for the year ended December 31, 2008 was $18.7 million, which consisted of $10.8 million related to deposits and $7.9 million related to other borrowings.  Interest expense on deposits for the years ended December 31, 2009 and December 31, 2008 represented 56.93% and 58.08%, respectively, of total interest expense, while interest expense on borrowings for the years ended December 31, 2009 and December 31, 2008, represented 43.07% and 41.92%, respectively.  Average interest bearing deposits represented 74.57% and 69.58% of average interest bearing liabilities for the years ended December 31, 2009 and December 31, 2008, respectively.

Analysis of Changes in Net Interest Income.  The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 2009 to 2008.

Analysis of Changes in Net Interest Income

	2009 Compared With 2008			2008 Compared With 2007
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Earning Assets
Loans	$(1,897)	$(5,104)	$(7,001)	$2,620	$(8,162)	$(5,542)
Securities, taxable	242	(177)	65	(125)	195	70
Securities, nontaxable	(336)	25	(311)	121	(20)	101
Nonmarketable equity securities	(125)	(132)	(257)	55	(185)	(130)
Federal funds sold and other	54	(9)	45	(3)	(12)	(15)
Total interest income	(2,062)	(5,397)	(7,459)	2,668	(8,184)	(5,516)

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	(379)	(908)	(1,287)	168	(3,670)	(3,502)
Savings accounts	74	(254)	(180)	(44)	(150)	(194)
Time deposits	931	(2,405)	(1,474)	211	(2,171)	(1,960)
Total interest-bearing deposits	626	(3,567)	(2,941)	335	(5,991)	(5,656)
Other short-term borrowings	(410)	(594)	(1,004)	(60)	(1,180)	(1,240)
Federal Home Loan Bank advances	(720)	(124)	(844)	845	(520)	325
Junior subordinate debt	-	-	-	-	(2)	(2)
Total interest expense	(504)	(4,285)	(4,789)	1,120	(7,693)	(6,573)
Net interest income	$(1,558)	$(1,112)	$(2,670)	$1,548	$(491)	$1,057
 __________
(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

Net Interest Income - continued

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

The following table sets forth our interest rate sensitivity at December 31, 2009.

Interest Sensitivity Analysis

					Greater
		After One	After Three		Than One
	Within	Through	Through	Within	Year
December 31, 2009	One	Three	Twelve	One	or Non-
(Dollars in thousands)	Month	Months	Months	Year	Sensitive	Total
Assets
Earning assets:
Loans(1)	$107,126	$18,042	$60,299	$185,467	$341,650	$527,117
Securities	-	211	860	1,071	78,101	79,172
Federal funds sold and other	38,990	-	-	38,990	-	38,990
Total earning assets	146,116	18,253	61,159	225,528	419,751	645,279
Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	190,613	-	-	190,613	-	190,613
Savings deposits	42,280	-	-	42,280	-	42,280
Time deposits	35,941	30,119	132,860	198,920	39,337	238,257
Total interest-bearing deposits	268,834	30,119	132,860	431,813	39,337	471,150
Other short-term borrowings	-	-	-	-	-	-
Federal Home Loan Bank advances	-	-	-	-	95,400	95,400
Junior subordinated debentures	-	-	-	-	10,310	10,310
Total interest-bearing liabilities	268,834	30,119	132,860	431,813	145,047	576,860
Period gap	$(122,718)	$(11,866)	$(71,701)	$(206,285)	$274,704
Cumulative gap	$(122,718)	$(134,584)	$(206,285)	$(206,285)	$68,419
Ratio of cumulative gap to total
earning assets	(19.02%)	(20.86%)	(31.97%)	(31.97%)	10.60%

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

Net Interest Income - continued

We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability sensitive.  Our net interest margin continues to be negatively impacted by the increase in the level of nonaccrual loans and the desire to maintain cash liquidity.  We are liability sensitive within the one-year period.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Accordingly, we believe a liability-sensitive gap position is not as indicative of our true interest sensitivity as it would be for an organization that depends to a greater extent on purchased funds to support earning assets.  Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

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

In developing our ASC 450-20 general reserve estimate, we have segmented the loan portfolio into 10 risk categories: consumer loans, home equity lines, overdraft protection lines, 1-4 residential loans, commercial loans, commercial real estate loans, cash secured loans, mortgages held for resale, government guaranteed portions of loans, and demand deposit account (“DDA”) overdrafts.  Loss experience on each of the risk categories is compiled over the previous three-year period.  From this segmentation, we have identified several homogeneous pools and applied the corresponding three-year loss factor for the reserve allocation.  The homogeneous pools we have identified include consumer installment loans, home equity lines of credit, overdraft protection lines, cash secured loans, mortgages held for resale, government guaranteed portions of loans, and DDA overdrafts in excess of 60 days.  The remaining segments of the loan portfolio, which include 1-4 residential loans, commercial loans, and commercial real estate loans, are analyzed with the entire loan portfolio for progressions through our risk rating system.  We then apply the results generated from the three-year historical loss migration analysis to each of these segments.  When a particular loan is identified as impaired, it is removed from the corresponding segment and individually analyzed and measured for specific reserve allocation.

Qualitative and environmental factors include external risk factors that we believe are representative of our overall lending environment.  We have identified the following factors in establishing a more comprehensive system of controls in which we can monitor the quality of the loan portfolio:

•	Portfolio risk
•	Loan policy, procedures and monitoring risk
•	National and local economic trends and conditions
•	Concentration risk
•	Acquisition and development loan portfolio risks
•	Impaired loan portfolio additional risks

Provision and Allowance for Loan Losses - continued

Certain problem loans are reviewed individually for impairment.  An impaired loan may not represent an expected loss; however a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  In determining if a loan is impaired, the bank considers all non-accrual loans, loans whose terms are modified in a troubled debt restructuring, and any other loan that is individually evaluated and determined to be impaired based on risk ratings and loan amounts of certain segments of the bank’s loan portfolio.  If a loan is individually evaluated and identified as impaired, it is measured by using either the fair value of the collateral, less expected costs to sell, present value of expected future cash flows, discounted at the loans effective interest rate, or observable market price of the loan.  Management chooses a method on a loan-by-loan basis.  Measuring impaired loans requires judgment and estimates and the eventual outcomes may differ from those estimates.

Total provision expense for the year ended December 31, 2009 was $32.8 million, compared to $9.3 million for the year ended December 31, 2008. The increase in provision expense during 2009 was primarily due to the decrease in market valuations on nonaccrual and impaired loans.  Additionally, the increase in provision was due to the increase in net charge offs to $32.2 million for the year ended December 31, 2009 compared to $2.4 million for the year ended December 31, 2008.  The allowance for loan losses was 2.50% of total loans at December 31, 2009 compared to 2.12% at December 31, 2008.

Based on present information and an ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent losses in the loan portfolio.  However, underlying assumptions may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers, which was not known to management at the time of the issuance of the Company’s consolidated financial statements.  Therefore, management’s assumptions may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required, especially considering the overall weakness in the real estate market in our market areas.  Additionally, no assurance can be given that management’s ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant factors, will not require significant future additions to the allowance for loan losses, thus adversely impacting the Company’s business, financial condition, results of operations, and cash flows.

Please see our risk factors that appear in Part I – Item 1A – Risk Factors of this Annual Report on Form 10-K.

Provision and Allowance for Loan Losses - continued

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge offs and recoveries for each of the last five years.

Allowance for Loan Losses
 (Dollars in thousands)

Year Ended December 31,	2009	2008	2007	2006	2005
Total loans outstanding at end of year	$567,178	$641,737	$645,154	$573,639	$465,892
Average loans outstanding	$617,311	$649,454	$612,366	$522,521	$439,266
Balance of allowance for loan losses
at beginning of period	$13,617	$6,759	$6,200	$6,324	$5,808
Allowance for loan losses from acquisitions	-	-	-	-	-
Loan losses:
Commercial and industrial	312	122	65	500	54
Real estate - mortgage	31,915	2,356	344	811	185
Consumer	83	96	140	120	155
Total loan losses	32,310	2,574	549	1,431	394
Recoveries of previous loan losses:
Commercial and industrial	3	1	21	42	41
Real estate - mortgage	28	109	18	71	3
Consumer	22	22	44	54	41
Total recoveries	53	132	83	167	85
Net loan losses	32,257	2,442	466	1,264	309
Provision for loan losses	32,800	9,300	1,025	1,140	825
Balance of allowance for loan losses
at end of period	$14,160	$13,617	$6,759	$6,200	$6,324
Allowance for loan losses to period end loans	2.50%	2.12%	1.05%	1.08%	1.36%
Net charge offs to average loans	5.23%	0.38%	0.08%	0.24%	0.07%

Nonperforming Assets.  The following table sets forth our nonperforming assets for the dates indicated.

Nonperforming Assets
	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Nonaccrual loans	$41,163	$26,827	$2,424	$1,716	$2,128
Other real estate owned	7,165	5,121	173	107	93
Total nonperforming assets	$48,328	$31,948	$2,597	$1,823	$2,221
Loans 90 days or more past due and
still accruing interest	$1,662	$696	$115	$489	$223
Impaired loans still accruing interest	$30,793	$80,599	$-	$-	$-
Nonperforming assets to period end assets	6.45%	4.04%	0.32%	0.26%	0.37%

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

Total nonperforming assets totaled $48.3 million at December 31, 2009 and $31.9 million at December 31, 2008.  This amount consists primarily of nonaccrual loans that totaled $41.2 million and $26.8 million at December 31, 2009 and 2008, respectively.  Nonperforming assets were 8.52% of total loans at December 31, 2009.  The allowance for loan losses to period end nonperforming assets was 29.30% at December 31, 2009.  A significant portion, or 99.9%, of nonperforming loans at December 31, 2009 were secured by real estate.  We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.  However, the recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of the collateral used to secure these loans and the ability to sell the collateral upon foreclosure.  These conditions have adversely affected our loan portfolio.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate

Provision and Allowance for Loan Losses - continued

values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, this could materially reduce our profitability and adversely affect our financial condition.

Potential Problem Loans.  At December 31, 2009, through our internal review mechanisms, we had identified $18.7 million of criticized loans and $64.8 million of classified loans.  The results of this internal review process are the primary determining factor in our assessment of the adequacy of the allowance for loan losses.

Our criticized loans decreased from $31.2 million at December 31, 2008 to $18.7 million at December 31, 2009.  Total classified loans decreased from $76.1 million at December 31, 2008 to $64.8 million at December 31, 2009.  The $23.8 million decrease in criticized and classified loans from December 31, 2008 to December 31, 2009 were primarily due to real estate development and single family construction loans, all of which are secured by real estate.  During 2008, we enhanced our internal review and monitoring processes and procedures to assist in identifying potential credit risks and implementation of action plans early on to minimize total portfolio risk and potential loan losses.

Noninterest Income and Expense

Noninterest Income.  Noninterest income increased $525,000, or 7.24%, to $7.8 million in 2009 from $7.2 million in 2008. Service charges on deposit accounts decreased $179,000, or 7.18%, to $2.3 million in 2009 from $2.5 million in 2008.  Gains on sales of loans held for sale increased $311,000, or 27.30%, to $1.5 million in 2009 from $1.1 million in 2008.  Income from fiduciary activities decreased $102,000, or 5.91%, to $1.6 million in 2009 from $1.7 million in 2008.  The decrease is primarily a result of the decline in the market value of assets under management.  However, we have continued to increase the number of customer accounts during this period of significant market disruption.  Commissions on the sale of mutual funds increased $83,000, or 46.11%, to $263,000 in 2009 compared to $180,000 in 2008.  There were no gains on the sales of premises and equipment in 2009 compared to a gain of $6,000 in 2008.  Gains on the sales of securities available for sale were $224,000 in 2009 compared to $98,000 in 2008.  Other operating income increased $292,000, or 18.17%, to $1.9 million in 2009 from $1.6 million in 2008.

The following table sets forth, for the periods indicated, the principal components of noninterest income:

Noninterest Income

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Service charges on deposit accounts	$2,313	$2,492	$2,425
Gain on sale of loans held for sale	1,450	1,139	1,204
Commissions from sales of mutual funds	263	180	261
Income from fiduciary activities	1,623	1,725	1,590
Gain on sale of premises and equipment	-	6	15
Gain on sales securities available for sale	224	98	-
Income from Bank Owned Life Insurance	781	780	744
Other income	1,118	827	636
Total noninterest income	$7,772	$7,247	$6,875

Noninterest Expense.  Noninterest expense increased $11.8 million, or 58.56%, to $32.0 million in 2009 from $20.2 million in 2008.  The primary component of noninterest expense was salaries and employee benefits, which decreased $464,000, or 4.28%, to $10.4 million in 2009 from $10.9 million in 2008.  Net occupancy expense was $1.3 million in 2009 compared to $1.3 million in 2008, and furniture and equipment expense was $875,000 in 2009 compared to $975,000 in 2008.  During 2009, we realized a loss on the sale of premises and equipment in the amount of $38,000, compared to a gain of $6,000 in 2008.  Total amortization of intangible assets decreased $22,000, or 4.89%, to $427,000 in 2009 compared to $449,000 in 2008.  We incurred a goodwill impairment charge of $7.4 million in 2009 compared to no charges for the same period in 2008.  We reevaluated our goodwill impairment testing as of December 31, 2009.   Given the substantial declines in our common stock price, declining operating results, asset quality trends, market comparables and the economic outlook for our industry, the results of our testing indicated the need for this charge.  We realized an increase in FDIC banking assessments of $1.5 million, or 444.74%, to $1.9 million in 2009 from $342,000 in 2008.  The increase was primarily resulting from increases in FDIC insurance premiums and a one-time FDIC insurance assessment of $375,000, due to the recession of the U.S. economy and the recent failure of several unaffiliated FDIC-insured depository institutions.  We incurred one-time expenses of $896,000 during 2009 associated with the early termination of FHLB borrowings.  We incurred $3.2 million in expenses associated with write downs on other real estate owned during 2009, compared to $233,000 during 2008.  The increase is due to our increase in foreclosures and significant continued declines in fair values of real estate.  Other operating expenses decreased $462,000 or 17.02%, to $2.3 million in 2009 from $2.7 million in 2008.  Effective July 1, 2009, we eliminated bank and holding company director fees, which has resulted in cost savings.  We intend to continue our efforts in controlling and eliminating noninterest expenses.  Our efficiency ratio was 105.37% in 2009 compared to 61.91% in 2008.

Noninterest Income and Expense - continued

The following table sets forth, for the periods indicated, the primary components of noninterest expense:

Noninterest Expense

	Year Ended December 31,
(Dollars in thousands)	2009	2008	2007
Salaries and employee benefits	$10,389	$10,853	$11,087
Net occupancy expense	1,298	1,316	1,162
Furniture and equipment expense	875	975	888
Amortization of intangible assets	427	449	470
Goodwill impairment	7,418	-	-
Director and committee fees	184	347	299
Data processing and supplies	1,608	1,568	1,340
Mortgage loan department expenses	307	246	212
FDIC banking assessments	1,863	342	58
Professional fees and services	461	457	501
Postage and freight	191	204	210
Supplies	242	310	309
Telephone expenses	323	353	370
Loss on sale of premises and equipment	38	-	-
Loss on securities available for sale	-	-	469
Write downs on other real estate owned	3,243	409	-
Prepayment penalties on FHLB borrowings	896	-	-
Other	2,253	2,363	2,351
Total noninterest expense	$32,016	$20,192	$19,726
Efficiency ratio	105.37%	61.91%	61.54%

 Income Taxes.  Our income tax benefit was $9.4 million for 2009 compared to income tax expense of $284,000 for 2008.  Our effective tax rate was 27.20% and 10.55% in 2009 and 2008, respectively.  The decline in the effective tax rate resulted from a lower percentage of pretax income being derived from tax free sources.

Earning Assets

Loans.  Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets.  Associated with the higher yields are the inherent credit and liquidity risks that we attempt to control and counterbalance.  Loans averaged $617.3 million in 2009 compared to $649.5 million in 2008, a decrease of $32.2 million, or 4.95%.  At December 31, 2009, total loans were $567.2 million compared to $641.7 million at December 31, 2008.  The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights our general emphasis on mortgage lending.

Composition of Loan Portfolio

December 31,	2009		2008		2007		2006		2005
(Dollars in		Percent		Percent		Percent		Percent		Percent
thousands)	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Commercial
and industrial	$35,082	6.18%	$43,442	6.77%	$44,467	6.89%	$44,910	7.83%	$38,180	8.20%
Real estate
Construction	145,130	25.59	185,414	28.89	167,180	25.92	142,694	24.88	106,704	22.9
Mortgage -
residential	214,655	37.85	234,920	36.61	252,461	39.13	224,175	39.08	174,698	37.5
Mortgage-
nonresidential	149,325	26.33	157,367	24.52	154,834	24.00	138,071	24.07	123,603	26.53
Consumer and
other	22,986	4.05	20,594	3.21	26,212	4.06	23,789	4.14	22,707	4.87
Total loans	567,178	100.00%	641,737	100.00%	645,154	100.00%	573,639	100.00%	465,892	100.00%
Allowance for
loan losses	(14,160)		(13,617)		(6,759)		(6,200)		(6,324)
Net loans	$553,018		$628,120		$638,395		$567,439		$459,568

Earning Assets - continued

The principal component of our loan portfolio is real estate mortgage loans.  At December 31, 2009, real estate mortgage loans, which consist of first and second mortgages on single or multi-family residential dwellings, loans secured by commercial and industrial real estate, and other loans secured by multi-family properties and farmland,  totaled $364.0 million and represented 64.18% of the total loan portfolio, compared to $392.3 million, or 61.13% of the loan portfolio, at December 31, 2008.

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

Real estate construction loans decreased $40.3 million, or 21.73%, to $145.1 million at December 31, 2009, from $185.4 million at December 31, 2008.  Residential mortgage loans, which is the largest category of our loans, decreased $20.3 million, or 8.63%, to $214.7 million at December 31, 2009, from $234.9 million at December 31, 2008.  Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.  Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, decreased $8.0 million or 5.11%, to $149.3 million at December 31, 2009 from $157.4 million at December 31, 2008.

Commercial and industrial loans decreased $8.4 million, or 19.24%, to $35.1 million at December 31, 2009, from $43.4 million at December 31, 2008.

Consumer and other loans increased $2.4 million, or 11.62%, to $23.0 million at December 31, 2009, from $20.6 million at December 31, 2008.

Our loan portfolio reflects the diversity of our markets.  Our 17 full service branches and one stand-alone drive through are located from the northern Midlands of South Carolina through the Upstate.  Primary market areas include Abbeville, Anderson, Belton, Clemson, Clinton, Greenville, Greenwood, Newberry and Saluda.  The economies of these markets are varied and represent different industries including medium and light manufacturing, higher education, regional health care, and distribution facilities.  These areas are expected to remain stable with continual growth.  The diversity of the economy creates opportunities for all types of lending.  We do not engage in foreign lending.

The repayment of loans in the loan portfolio as they mature is also a source of our liquidity.  Due to the current economic downturn, all contractual maturities may not parallel actual payoffs due to the inability of borrowers to repay their loans.  The following table sets forth our loans maturing within specified intervals at December 31, 2009.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

		Over
		One Year
December 31, 2009	One Year	Through	Over Five
(Dollars in thousands)	or Less	Five Years	Years	Total
Commercial and industrial	$24,351	$9,346	$3,764	$37,461
Real estate	197,244	267,892	56,890	522,026
Consumer and other	1,623	5,735	333	7,691
	$223,218	$282,973	$60,987	$567,178
Loans maturing after one year with:
Fixed interest rates				$303,124
Floating interest rates				40,836
				$343,960

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

Earning Assets - continued

Investment Securities.  The investment securities portfolio is a significant component of our total earning assets.  Total securities averaged $76.7 million in 2009, compared to $81.1 million in 2008.  At December 31, 2009, the total securities portfolio was $79.2 million, a decrease of $10.7 million, or 11.89% over total securities of $89.9 million at December 31, 2008. Securities designated as available-for-sale totaled $68.8 million and were recorded at estimated fair value.  Securities designated as held-to-maturity totaled $160,000 and were recorded at amortized cost.  The securities portfolio also includes nonmarketable equity securities totaling $10.2 million which are carried at cost because they are not readily marketable or have no quoted market value.  These include investments in Federal Reserve Bank stock, Federal Home Loan Bank stock, Community Capital Corporation Statutory Trust I, and the stock of one unrelated financial institution.

The following table sets forth the book value of the securities held by us at the dates indicated.

Book Value of Securities
December 31,	2009	2008
(Dollars in thousands)
Government sponsored enterprises	$13,087	$29,216
Obligations of state and local governments	16,718	28,493
	29,805	57,709
Mortgage-backed securities	39,181	21,334
Nonmarketable equity securities	10,186	10,815
Total securities	$79,172	$89,858

The following table sets forth the scheduled maturities and average yields of securities held at December 31, 2009.

Investment Securities Maturity Distribution and Yields

			After One But		After Five But
December 31, 2009	Within One Year		Within Five Years		Within Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Government sponsored
enterprises	$-	-%	$3,033	5.22%	$10,054	4.85	$-	-%
Obligations of state and
local governments(2)	1,071	7.11	3,937	7.19	7,248	6.78	4,462	6.27
Total securities(1)	$1,071		$6,970		$17,302		$4,462

(1)   Excludes mortgage-backed securities totaling $39.2 million with a yield of 4.70% and nonmarketable equity securities.
(2)   The yield on state and local governments is presented on a tax equivalent basis using a federal income tax rate of 34%.

We review our investment portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).  Factors considered in the review include, without limitation, estimated cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

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

Other attributes of the securities portfolio, including yields and maturities, are discussed above in “Net Interest Income -  Interest Sensitivity.”

Short-Term Investments.  Short-term investments, which consist primarily of our cash held in our Federal Reserve correspondent account, federal funds sold and interest-bearing deposits with other banks, averaged $22.2 million in 2009, compared to $350,000 in 2008.  At December 31, 2009, short-term investments totaled $39.0 million, compared to $1.6 million at December 31, 2008.  The reason for the increase was primarily due to our desire to maintain more on-balance sheet liquidity and a change made effective in November 2008 by the Federal Reserve Bank to pay interest on balances held in our account, which resulted in changes to our daily funds management with the Federal Reserve Bank.  These funds are a source of our liquidity.  Federal funds are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $45.5 million, or 7.00%, to $604.8 million in 2009, from $650.3 million in 2008.  Average interest-bearing deposits decreased $1.4 million, or 0.32%, to $451.0 million in 2009, from $452.5 million in 2008.

Deposits.  Average total deposits increased $29.9 million, or 5.74%, to $550.0 million during 2009, from $520.2 million during 2008.  At December 31, 2009, total deposits were $583.5 million compared to $513.6 million a year earlier, a decrease of 13.61%.

The following table sets forth the deposits by category at the dates indicated.

Deposits

December 31,	2009		2008		2007		2006		2005
(Dollars in		Percent		Percent		Percent		Percent		Percent
thousands)	Amount	of Deposits	Amount	of Deposits	Amount	of Deposits	Amount	of Deposits	Amount	of Deposits
Demand deposit
accounts	$112,333	19.25%	$73,663	14.34%	$62,175	11.96%	$63,733	13.09%	$59,286	13.67%
NOW accounts	66,807	11.45	65,699	12.79	63,866	12.28	64,743	13.3	74,730	17.23
Money market
accounts	123,806	21.22	96,377	18.77	140,934	27.10	129,801	26.65	89,327	20.60
Savings accounts	42,280	7.25	37,430	7.29	36,117	6.94	38,791	7.97	39,008	9.00
Brokered deposits	27,200	4.66	49,828	9.70	38,744	7.45	-	-	-	-
Time deposits
less than
$100,000	125,800	21.56	115,705	22.53	111,619	21.46	124,739	25.61	117,126	27.01
Time deposits
of $100,000
or over	85,257	14.61	74,899	14.58	66,617	12.81	65,149	13.38	54,169	12.49
Total deposits	$583,483	100.00%	$513,601	100.00%	$520,072	100.00%	$486,956	100.00%	$433,646	100.00%

Core deposits, which exclude brokered deposits and certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits increased $82.2 million from $388.9 million at December 31, 2008 to $471.0 million at December 31, 2009.  The largest increase in our core deposits was in demand deposit accounts, which increased $38.7 million, or 52.50%, to $112.3 million at December 31, 2009 from $73.7 million at December 31, 2008.  Our non-interest bearing deposits have increased due to our successful rollout of significantly improved cash management services and the movement of funds from customer repurchase agreements to bank deposits taking advantage of unlimited deposit insurance.  Our money market accounts increased $27.4 million, or 28.46%, from $96.4 million at December 31, 2008 to $123.8 million at December 31, 2009.

Deposits, and particularly core deposits, have historically been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs.  We anticipate that such deposits will continue to be our primary source of funding in the future.  Our brokered deposits at December 31, 2009 totaled $27.2 million, which represented 4.66% of our entire deposit base.  All of our brokered deposits at December 31, 2009 were brokered time deposit accounts.  As of December 31, 2008, all of our brokered deposits were brokered money market accounts.  During 2009, we eliminated our brokered money market deposits and replaced them with longer-term brokered CDs.  While we do not anticipate that brokered CDs will be a material part of our funding base, we will continue to use this funding source as long as it provides a significantly lower cost of funds versus in-market deposits.

Our loan-to-deposit ratio was 97.21% at December 31, 2009, and 124.95% at the end of 2008.  The maturity distribution of our time deposits of $100,000 or more at December 31, 2009 is set forth in the following table.

Maturities of Certificates of Deposit of $100,000 or More

After Six
	Within	After Three	Through	After
	Three	Through Six	Twelve	Twelve
(Dollars in thousands)	Months	Months	Months	Month	Total
Certificates of deposit of
$100,000 or more	$25,213	$2,661	$46,921	$10,462	$85,257

Deposits and Other Interest-Bearing Liabilities - continued

Approximately 32.69% of our time deposits of $100,000 or more had scheduled maturities within six months and 87.73% had maturities within twelve months.  Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.

Borrowed Funds.  Borrowed funds consist of short-term borrowings, advances from the Federal Home Loan Bank, junior subordinated debentures and our correspondent bank line of credit. Short-term borrowings are primarily federal funds purchased from correspondent banks and securities sold under agreements to repurchase.

Average short-term borrowings were $17.9 million in 2009, a decrease of $26.7 million from $44.6 million in 2008.  Federal Reserve Discount Window and Term Auction Facility (“TAF”) Borrowings averaged $15.4 million in 2009.  At December 31, 2009, we had no borrowings under our line with Federal Reserve.  Federal funds purchased from correspondent banks averaged $1.1 million in 2009.  At December 31, 2009, we had no federal funds purchased.  Securities sold under agreements to repurchase averaged $1.4 million in 2009.  At December 31, 2008, we had no securities sold under agreements to repurchase.

Average Federal Home Loan Bank advances during 2009 were $125.6 million compared to $142.9 million during 2008, a decrease of $17.3 million.  Advances from the Federal Home Loan Bank are collateralized by one-to-four family residential mortgage loans, multi-family residential loans, home equity lines and commercial real estate loans.  At December 31, 2009, borrowings from the Federal Home Loan Bank were $95.4 million compared to $161.2 million a year earlier.    During 2009, our cash levels increased as a result of growing our deposits.  We utilized the cash generated from deposit growth at relatively lower rates versus the Federal Home Loan Bank advances to prepay three advances totaling $25 million, effectively lowering our overall ongoing borrowing costs.  We incurred one-time expenses of $896,000 during 2009 associated with the early termination of FHLB borrowings.  Although we expect to continue using short-term borrowings and Federal Home Loan Bank advances as secondary funding sources, core deposits will continue to be our primary funding source.  Of the $95.4 million advances from the Federal Home Loan Bank outstanding at December 31, 2009, $10.0 million mature in 2011, $35.0 million in 2012, $5.4 million in 2013, $25.0 million in 2015, and $20.0 million in 2017.

On June 15, 2006, Community Capital Corporation Statutory Trust I (a non-consolidated subsidiary) issued $10 million in trust preferred securities with a maturity of June 15, 2036.  The rate is fixed at 7.04% until June 14, 2011, at which point the rate adjusts quarterly to the three-month LIBOR plus 1.55%, and can be called without penalty beginning on June 15, 2011.  We received from the Trust the $10 million proceeds from the issuance of the securities and the $310,000 initial proceeds from the capital investment in the Trust, and accordingly have shown the funds due to the Trust as $10.3 million in junior subordinated debentures.  Average junior subordinated debentures during 2009 were $10.3 million.

In January 2010, we announced the decision to defer future interest payments on our trust preferred subordinated debt for the foreseeable future to maintain cash levels at the parent company.

The following table summarizes our various sources of borrowed funds for the years ended December 31, 2009 and 2008. These borrowings consist of securities sold under agreements to repurchase, federal funds purchased, advances from the Federal Home Loan Bank, and junior subordinated debentures.  Securities sold under agreements to repurchase mature on a one to seven day basis.  These agreements are secured by government-sponsored enterprise securities.  Federal funds purchased are short-term borrowings from other financial institutions that mature daily.  Advances from Federal Home Loan Bank mature at different periods as discussed in the footnotes to the financial statements and are secured by CapitalBank’s one to four family residential mortgage loans, home equity lines and commercial real estate loans.  The junior subordinated debentures mature on June 15, 2036.

Deposits and Other Interest-Bearing Liabilities - continued

	Year Ended December 31,
	Maximum		Weighted
	Outstanding		Average		Interest
	at any	Average	Interest	Balance	Rate at
(Dollars in thousands)	Month End	Balance	Rate	December 31,	December 31,
2009
Securities sold under agreements
to repurchase	$3,377	$1,377	0.10%	$-	N/A
Federal Reserve Discount Window/
Term Auction Facility	38,000	15,444	0.29%	-	N/A
Federal funds purchased	26,886	1,080	1.06%	-	N/A
Advances from Federal Home
Loan Bank	142,800	125,569	4.13%	95,400	3.94%
Junior subordinated debentures	10,310	10,310	7.04%	10,310	7.04%

2008
Securities sold under agreements
to repurchase	$16,383	$14,103	1.72%	$9,695	0.25%
Federal funds purchased	56,251	30,507	2.70%	24,143	1.00%
Advances from Federal Home
Loan Bank	161,185	142,936	4.22%	161,185	3.65%
Junior subordinated debentures	10,310	10,310	7.04%	10,310	7.04%

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

The Company and CapitalBank are also required to maintain capital at a minimum level based on average total assets, which is known as the leverage ratio.  Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement of 3%.  All others are subject to maintaining ratios 1% to 2% above the minimum.  To provide the additional capital needed to support our Bank’s growth in assets in 2006, we issued $10.3 million in junior subordinated debentures in connection with our trust preferred securities offering.

On September 21, 2009, we completed a rights offering to shareholders and standby purchasers.  Through the offering, we issued 3,186,973 shares of common stock, representing $8,252,000 in new capital, net of expenses, in connection with the rights offering.  The remaining 4,085,754 unsubscribed shares were offered to the public through October 30, 2009, at the subscription rate of $2.75 per share.  The Company raised an aggregate of $14,136,000,  net of expenses, in new capital in the rights offering, the public offering, and employee purchases through our 401k plan purchased through treasury shares, of which $5,002,000 was raised in the public offering.

Beginning in 2009, our 401(k) plan and Dividend Reinvestment and Stock Purchase Plan began to purchase shares from treasury versus the open market to generate additional capital.  In 2009, we  issued 353,843 shares of treasury stock to these plans for total proceeds of $1,012,000.  Of this amount, $940,000 were purchased as part of the capital raise noted above.

Capital - continued

The Company and CapitalBank exceeded the Federal Reserve’s fully phased-in regulatory capital ratios at December 31, 2009, 2008, and 2007, as set forth in the following table.

					To Be Well-
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in thousands)	Amount Ratio		Amount	Ratio	Amount	Ratio
December 31, 2009
The Company
Total capital (to risk-weighted assets)	$68,300	12.15%	$44,976	8.00%	-	N/A
Tier 1 capital (to risk-weighted assets)	61,185	10.88	22,488	4.00	-	N/A
Tier 1 capital (to average assets)	61,185	8.31	29,447	4.00	-	N/A

CapitalBank
Total capital (to risk-weighted assets)	$66,656	11.88%	$44,886	8.00%	$56,108	10.00%
Tier 1 capital (to risk-weighted assets)	59,554	10.61	22,443	4.00	33,665	6.00
Tier 1 capital (to average assets)	59,554	8.10	29,404	4.00	36,756	5.00

December 31, 2008
The Company
Total capital (to risk-weighted assets)	$73,366	11.69%	$50,202	8.00%	-	N/A
Tier 1 capital (to risk-weighted assets)	65,451	10.43	25,101	4.00	-	N/A
Tier 1 capital (to average assets)	65,451	8.44	31,019	4.00	-	N/A

CapitalBank
Total capital (to risk-weighted assets)	$71,316	11.40%	$50,047	8.00%	$62,559	10.00%
Tier 1 capital (to risk-weighted assets)	63,425	10.14	25,023	4.00	37,535	6.00
Tier 1 capital (to average assets)	63,425	8.18	31,020	4.00	38,775	5.00

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

Our loans-to-assets ratio decreased from 2008 to 2009 and our loans-to-funds ratio decreased from 2008 to 2009. The loans-to-assets ratio at December 31, 2009 was 75.68% compared to 81.17% at December 31, 2008, and the loans-to-funds ratio at December 31, 2009 was 83.55% compared to 90.56% at December 31, 2008.  The amount of advances from the Federal Home Loan Bank were approximately $95.4 million at December 31, 2009 compared to $161.2 million at December 31, 2008.  We expect to continue using these advances as a source of funding.  During 2008, we formally established a line with the Federal Reserve Bank’s Discount Window.  At December 31, 2009, we had no borrowings outstanding and had the ability to receive $21.0 million in funds under the terms of our agreement with the Federal Reserve Bank.  Additionally, we had approximately $15 million of unused lines of credit for federal funds purchases and $40.4 million of securities available-for-sale at December 31, 2009 as sources of liquidity.  We also have the ability to receive an additional $23.6 million in advances under the terms of our agreement with the Federal Home Loan Bank.

We depend on dividends from CapitalBank as our primary source of liquidity.  The ability of CapitalBank to pay dividends is subject to general regulatory restrictions that may have a material impact on the liquidity available to us.  We paid stock dividends in September 1998, June 2000, May 2001, and November 2007 and may do so in the future.  We paid cash dividends on a quarterly basis from the third quarter of 2001 through the first quarter of 2009.  In April 2009, we announced we were suspending our quarterly cash dividends to preserve our retained capital and because of regulatory concerns.  Our future dividends are subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions.

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

Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements contained in Item 8 herein.  Of these significant accounting policies, we consider our policies regarding the accounting for the Allowance for Loan Losses, benefit plans, mortgage-servicing rights, accounting for past acquisitions, and income taxes, to be the most critical accounting policies due to the valuation techniques used and the sensitivity of these financial statement amounts to the methods, assumptions, and estimates underlying these balances.  Accounting for these critical areas requires a significant degree of judgment that could be subject to revision as newer information becomes available. In order to determine our critical accounting policies, we consider whether the accounting estimate requires assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of financial condition, changes in financial condition, or results of operations.

The Allowance for Loan Losses represents our estimate of probable losses inherent in the lending portfolio. See Provision and Allowance for Losses for additional discussion including factors impacting the Allowance and the methodology for analyzing the adequacy of the Allowance. This methodology relies upon our judgment. Our judgments are based on an assessment of various issues, including, but not limited to, the pace of loan growth, emerging portfolio concentrations, the risk management system relating to lending activities, entry into new markets, new product offerings, loan portfolio quality trends, and uncertainty in current economic and business conditions. We consider the year-end Allowance appropriate and adequate to cover probable losses in the loan portfolio. However, our judgment is based upon a number of assumptions about current events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that loan losses in future periods will not exceed the current Allowance amount or that future increases in the Allowance will not be required. No assurance can be given that our ongoing evaluation of the loan portfolio, in light of changing economic conditions and other relevant circumstances, will not require significant future additions to the Allowance, thus adversely impacting the results of operations of the Company.

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

We use assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in its financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. We exercise considerable judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change.  No assurance can be given that either the tax returns submitted by us or the income tax reported on the Consolidated Financial Statements will not be adjusted by either adverse rulings by the United States Tax Court, changes in the tax code, or assessments made by the Internal Revenue Service. We are subject to potential adverse adjustments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods, and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets. Historically, our estimated income taxes have been materially correct, and we are not aware of any reason that a material change will occur in the future.  See Note 20 of Notes to Consolidated Financial Statements contained in Item 8 herein that summarizes current period income tax expense as well as future tax liabilities associated with differences in the timing of expenses and income recognition for book and tax accounting purposes.

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

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and CapitalBank are primarily monetary in nature.  Therefore, interest rates have a more significant effect on our performance than do the effects of changes in the general rate of inflation and change in prices.  In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.  As discussed previously, we seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

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

Through its operations, CapitalBank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to CapitalBank’s customers at predetermined interest rates for a specified period of time.  At December 31, 2009, CapitalBank had issued commitments to extend credit of $66.9 million and standby letters of credit of $2.5 million through various types of commercial lending arrangements.  Approximately $50.5 million of these commitments to extend credit had variable rates.  Our experience has been that a significant portion of these commitments often expire without being used.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2009.

		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to
extend credit	$4,964	$3,142	$23,138	$31,244	$35,689	$66,933
Standby letters of credit	161	816	1,498	2,475	43	2,518
Totals	$5,125	$3,958	$24,636	$33,719	$35,732	$69,451

The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by CapitalBank upon extension of credit, is based on its credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plants, equipment and commercial and residential real estate.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements identified in Item 15 of this Annual Report on Form 10-K are included herein beginning on page F-1.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

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

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. The Company's registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the SEC.

Definition of Disclosure Controls.  Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with GAAP.  To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls.  The Company’s management, including the chief executive officer and chief financial officer, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.  The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report.  In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken.  This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the chief executive officer and chief financial officer, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K.  Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our finance personnel, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls.  The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary.  Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Among other matters, we also considered whether our evaluation identified any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, and whether the Company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting.  This information was important both for the controls evaluation generally, and because item 5 in the certifications of the chief executive officer and chief financial officer requires that the chief executive officer and chief financial officer disclose that information to our Board’s Audit Committee and to our independent auditors.  In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements.  Auditing literature defines “material weakness” as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions.  We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions.  Based upon the controls evaluation, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 26, 2010.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 26, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table sets forth, as of the end of December 31, 2009, certain information relating to our compensation plans (including individual compensation arrangements) under which grants of options, restricted stock, or other rights to acquire our common stock may be granted from time to time.

Plan Category (1)	Number of shares of our common stock to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of shares of our common stock remaining available for future issuance under equity compensation plans (excluding shares of our common stock reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	97,098
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	97,098

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

The additional information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 26, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 26, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 26, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)-(2)     Financial Statements and Schedules:

Our consolidated financial statements and schedules identified in the accompanying Index to Financial Statements at page F-1 herein are filed as part of this Annual Report on Form 10-K.

(a)(3)           Exhibits:

The accompanying Exhibit Index on page E-1 sets forth the exhibits that are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Community Capital Corporation, has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY CAPITAL CORPORATION

Dated: March 19, 2010	By:	/s/ William G. Stevens
William G. Stevens President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William G. Stevens, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Stevens	President, Chief Executive	March 19, 2010
William G. Stevens	Officer, and Director

/s/ R. Wesley Brewer	Chief Financial Officer, Executive	March 19, 2010
R. Wesley Brewer	Vice President, and Secretary

/s/ Patricia C. Hartung	Chair	March 19, 2010
Patricia C. Hartung

/s/ Harold Clinkscales, Jr.	Director	March 19, 2010
Harold Clinkscales, Jr.

/s/ Wayne Q. Justesen, Jr.	Director	March 19, 2010
Wayne Q. Justesen, Jr.

/s/ B. Marshall Keys	Director	March 19, 2010
B. Marshall Keys

/s/ Clinton C. Lemon, Jr.	Director	March 19, 2010
Clinton C. Lemon, Jr.

/s/ Miles Loadholt	Director	March 19, 2010
Miles Loadholt

/s/ H. Edward Munnerlyn	Director	March 19, 2010
H. Edward Munnerlyn

/s/ George B. Park	Director	March 19, 2010
George B. Park

/s/ George D. Rodgers	Director	March 19, 2010
George D. Rodgers

/s/ Stephen G. Skiba	Director	March 19, 2010
Stephen G. Skiba

/s/ Lex D. Walters	Director	March 19, 2010
Lex D. Walters

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY CAPITAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Community Capital Corporation
Greenwood, South Carolina

We have audited the accompanying consolidated balance sheets of Community Capital Corporation and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Community Capital Corporation and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 included in the accompanying management’s evaluation of internal control over financial reporting and, accordingly, we do not express an opinion thereon.

Greenville, South Carolina
March 19, 2010

Community Capital Corporation
Consolidated Balance Sheets

	December 31,
	2009	2008
(Dollars in thousands, shares are not in dollars)
Assets:
Cash and cash equivalents:
Cash and due from banks	10,141	11,970
Interest-bearing deposit accounts	38,990	1,642
Total cash and cash equivalents	49,131	13,612
Investment securities:
Securities available-for-sale	68,826	78,828
Securities held-to-maturity (estimated fair value of
$170 and $225 at December 31, 2009 and 2008, respectively)	160	215
Nonmarketable equity securities	10,186	10,815
Total investment securities	79,172	89,858
Loans held for sale	1,103	303
Loans receivable	567,178	641,737
Less allowance for loan losses	(14,160)	(13,617)
Loans, net	553,018	628,120
Other real estate owned	7,165	5,121
Premises and equipment, net	16,150	17,243
Accrued interest receivable	3,046	3,724
Prepaid expenses	4,873	438
Intangible assets	1,663	9,507
Cash surrender value of life insurance	16,689	15,996
Deferred tax asset	6,622	6,228
Income tax receivable	9,634	-
Other assets	1,176	450
Total assets	$749,442	$790,600

Liabilities:
Deposits:
Noninterest-bearing	$112,333	$73,663
Interest-bearing	471,150	439,938

Total deposits	583,483	513,601
Federal funds purchased and securities sold under
agreements to repurchase	-	33,838
Advances from the Federal Home Loan Bank	95,400	161,185
Accrued interest payable	1,337	1,802
Junior subordinated debentures	10,310	10,310
Other liabilities	5,155	4,907
Total liabilities	695,685	725,643
Commitments and contingencies - Notes 4, 13, and 17

Shareholders’ equity:
Common stock, $1.00 par value; 20,000,000 shares authorized;
10,721,450 and 5,666,760 shares issued at
December 31, 2009 and 2008, respectively	10,721	5,667
Nonvested restricted stock	(364)	(445)
Capital surplus	70,598	62,405
Accumulated other comprehensive income	909	527
Retained earnings (deficit)	(15,830)	14,218
Treasury stock, at cost (845,627 and 1,199,470 shares in 2009 and 2008,	(12,277)	(17,415)
respectively )
Total shareholders’ equity	53,757	64,957
Total liabilities and shareholders’ equity	$749,442	$790,600

The accompanying notes are an integral part of these consolidated financial statements.

Community Capital Corporation
Consolidated Statements of Income (Loss)

	For the years ended
	December 31,
(Dollars in thousands, except for per share data amounts)	2009	2008	2007
Interest income:
Loans, including fees	$32,722	$39,710	$45,247
Investment securities:
Taxable	2,254	2,189	2,119
Tax-exempt	1,059	1,285	1,211
Nonmarketable equity securities	147	404	534
Federal funds sold and other	51	6	21

Total interest income	36,233	43,594	49,132

Interest expense:
Deposits	7,894	10,835	16,491
Advances from the Federal Home Loan Bank	5,190	6,034	5,709
Federal funds purchased and securities sold under
agreements to repurchase	57	1,061	2,310
Other	726	726	719
Total interest expense	13,867	18,656	25,229

Net interest income	22,366	24,938	23,903
Provision for loan losses	32,800	9,300	1,025

Net interest income (loss) after provision for loan losses	(10,434)	15,638	22,878

Noninterest income:
Service charges on deposit accounts	2,313	2,492	2,425
Income from fiduciary activities	1,623	1,725	1,590
Commissions from sales of mutual funds	263	180	261
Gain on sales of securities available-for-sale	224	98	-
Gain on sale of loans held for sale	1,450	1,139	1,204
Gain on sale of premises and equipment	-	6	15
Other operating income	1,899	1,607	1,380
Total noninterest income	7,772	7,247	6,875

Noninterest expenses:
Salaries and employee benefits	10,389	10,853	11,087
Goodwill impairment	7,418	-	-
Net occupancy	1,298	1,316	1,162
Furniture and equipment	875	975	888
Amortization of intangible assets	427	449	470
Loss on sale of securities available-for-sale	-	-	469
Loss on sale of fixed assets	38	-	-
FDIC banking assessments	1,863	342	58
FHLB prepayment penalties	896	-	-
Write downs on other real estate owned	3,243	409	-
Other operating expenses	5,569	5,848	5,592
Total noninterest expenses	32,016	20,192	19,726

Income (loss) before income taxes	(34,678)	2,693	10,027
Income tax expense (benefit)	(9,433)	284	3,139

Net income(loss)	$(25,245)	$2,409	$6,888
Earnings (loss) per share:
Basic earnings (loss) per share	$(4.34)	$0.54	$1.58
Diluted earnings (loss) per share	$(4.34)	$0.54	$1.56

The accompanying notes are an integral part of these consolidated financial statements.

Community Capital Corporation
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)
For the years ended December 31, 2009, 2008, and 2007

					Accumulated
					other
			Nonvested		compre-
(Dollars in thousands,	Common stock		restricted	Capital	hensive	Retained	Treasury
except for per share amounts)	Shares	Amount	stock	surplus	income (loss)	earnings	stock	Total
Balance, December 31, 2006	4,817,827	$4,818	$(558)	$47,671	$(269)	$24,386	$(17,122)	$58,926
Net income						6,888		6,888
Other comprehensive income,
net of tax effects					754			754
Comprehensive income								7,642
Dividends paid ($0.54						(2,386)		(2,386)
per share)
Stock options exercised	37,125	37		440				477
Issuance of restricted stock	21,300	21	(443)	422				-
Amortization of deferred
compensation on restricted
stock			491					491
Forfeitures of restricted stock	(3,105)	(3)	67	(66)		6		4
15% stock dividend	730,423	731		13,133		(13,878)		(14)
Purchase of treasury stock
(15,000 shares)							(293)	(293)
Balance, December 31, 2007	5,603,570	5,604	(443)	61,600	485	15,016	(17,415)	64,847
Net income						2,409		2,409
Other comprehensive income,
net of tax effects					42			42
Comprehensive income								2,451
Cumulative change in
accounting principle						(530)		(530)
Dividends paid ($0.60						(2,679)		(2,679)
per share)
Stock options exercised	37,605	37		430				467
Issuance of restricted stock	26,800	27	(422)	395				-
Amortization of deferred
compensation on restricted
stock			406					406
Forfeitures of restricted stock	(1,215)	(1)	14	(20)		2		(5)
Balance, December 31, 2008	5,666,760	5,667	(445)	62,405	527	14,218	(17,415)	64,957
Net loss						(25,245)		(25,245)
Other comprehensive income,
net of tax effects					382			382
Comprehensive loss								(24,863)
Redemption of treasury shares						(4,126)	5,138	1,012
(353,843 shares)
Dividends paid ($0.15						(677)		(677)
per share)
Rights offering issuance, net	5,005,890	5,006		8,081				13,087
Reduction of tax benefit for				(136)				(136)
vesting restricted stock
Issuance of restricted stock	49,500	49	(304)	255				-
Amortization of deferred
compensation on restricted
stock			381					381
Forfeitures of restricted stock	(700)	(1)	4	(7)				(4)
Balance, December 31, 2009	10,721,450	$10,721	$(364)	$70,598	$909	$(15,830)	$(12,277)	$53,757

The accompanying notes are an integral part of these consolidated financial statements.

 Community Capital Corporation
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
(Dollars in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income(loss)	$(25,245)	$2,409	$6,888
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	1,064	1,047	947
Provision for loan losses	32,800	9,300	1,025
Deferred income tax benefit (expense)	(727)	(467)	427
Amortization of intangible assets	426	449	470
Amortization of deferred compensation on restricted stock	381	406	491
Cumulative change in accounting principle	-	(530)	-
Premium amortization less discount accretion
on securities available-for-sale	29	8	56
Amortization of deferred loan costs and fees, net	976	1,244	1,452
Write down of other real estate	3,243	409	-
Net (gain) loss on sale of premises and equipment	38	(6)	(15)
Net loss on sale of other real estate	104	194	6
Net (gain) loss on sales or calls of securities available-for-sale	(224)	(98)	469
Loss on write-off of nonmarketable equity securities	82	-	-
Goodwill impairment	7,418	-	-
Proceeds of loans held for sale	40,555	20,704	31,742
Disbursements for loans held for sale	(41,355)	(20,376)	(31,819)
(Increase) decrease in interest receivable	678	688	(458)
Increase in income tax receivable	(9,634)	-	-
Increase (decrease)in interest payable	(465)	(1,322)	448
Increase in other assets	(5,887)	(3,105)	(1,510)
Increase in other liabilities	248	464	990
Net cash provided by operating activities	4,505	11,418	11,609

Cash flows from investing activities:
Net (increase) decrease in loans made to customers	28,316	(6,705)	(73,865)
Proceeds from sales of securities available-for-sale	22,431	980	17,218
Proceeds from calls and maturities of securities available-for-sale	26,908	17,042	12,134
Purchases of securities available-for-sale	(38,563)	(25,154)	(34,780)
Proceeds from calls and maturities of securities held-to-maturity	55	55	110
Proceeds from sales of nonmarketable equity securities	2,332	7,520	1,036
Purchase of nonmarketable equity securities	(1,785)	(8,832)	(2,466)
Purchase of premises and equipment	(190)	(1,628)	(2,247)
Proceeds from sales of premises and equipment	210	73	15
Proceeds from sales of other real estate	7,619	885	387
Net cash (used) provided by investing activities	47,333	(15,764)	(82,458)

Cash flows from financing activities:
Net increase (decrease) in demand and savings accounts	22,229	(18,839)	44,768
Net increase (decrease) in time deposits	47,653	12,368	(11,652)
Net increase (decrease) in federal funds purchased and securities
sold under agreements to repurchase	(33,838)	(28,428)	16,984
Proceeds from advances from the Federal Home Loan Bank	39,700	210,240	108,000
Repayments of advances from the Federal Home Loan Bank	(105,485)	(184,580)	(78,100)
Dividends paid	(677)	(2,679)	(2,400)
Proceeds from rights offering	13,087	-	-
Proceeds from exercise of stock options	-	467	477
Sales (purchases) of treasury stock	1,012	-	(293)
Net cash provided (used) by financing activities	(16,319)	(11,451)	77,784
Net increase (decrease) in cash and cash equivalents	35,519	(15,797)	6,935
Cash and cash equivalents, beginning of year	13,612	29,409	22,474

Cash and cash equivalents, end of year	$49,131	$13,612	$29,409

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including valuation allowances for impaired loans, the carrying amount of real estate acquired in connection with foreclosures or in satisfaction of loans, deferred tax positions, and the assumptions used in computing the fair value of stock options granted.  Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the costs of the Company’s investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank.  The stocks have no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required for state-chartered member banks. Investment in Federal Home Loan Bank stock is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to secure the borrowings.  At December 31, 2009 and 2008, the investment in Federal Reserve Bank stock was $1,686,300.  At December 31, 2009 and 2008, the investment in Federal Home Loan Bank stock was $8,145,500 and $8,692,300, respectively.  Upon request, the stock may be sold back to the Federal Home Loan Bank, at cost.  Due to regulatory restrictions the Federal Home Loan Bank is under, such stock redemptions have been indefinitely put on hold.

The Company has invested in the stock of several unrelated financial institutions.  The Company owns less than five percent of the outstanding shares of each institution, and the stocks either have no quoted market value or are not readily marketable.  At December 31, 2009 and 2008, the investments in the stock of the unrelated financial institutions, at cost, was $44,600 and $126,464, respectively.  During 2009, the Company recorded an other-than-temporary-impairment (“OTTI”) charge in the amount of $81,864 for its investment in Community Financial Services, Inc.  Also included in nonmarketable equity securities is the investment in the Community Capital Corporation Statutory Trust I which totaled $310,000 at December 31, 2009 and 2008.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Loans receivable - Loans are recorded at their unpaid principal balance.  Direct loan origination costs and loan origination fees are deferred and amortized over the lives of the loans as an adjustment to yield.  Unamortized net deferred loan costs included in loans at December 31, 2009 and 2008 were $276,884 and $169,294, respectively.

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

Impaired loans are measured based on current appraisal values or based on the present value of discounted expected cash flows.  When it is determined that a loan is impaired, a direct charge to provision for loan losses is made for the difference between the net present value of expected future cash flows based on the contractual rate and the Company’s recorded investment in the related loan.  The corresponding entry is to a related valuation account.  Interest is discontinued on impaired loans when management determines that a borrower may be unable to meet payments as they become due.

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s problem loan watch list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected.  At December 31, 2009 and 2008, the Company had impaired loans of approximately $71,956,000 and $107,426,000, respectively.

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

Loans Held For Sale - The Company’s mortgage activities are comprised of accepting residential mortgage loan applications, qualifying borrowers to standards established by investors, funding residential mortgages and selling mortgages to investors under pre-existing commitments.  Funded residential mortgages held temporarily for sale to investors are recorded at the lower of cost or market value.  Application and origination fees collected by the Company are recognized as income upon sale to the investor.

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

Intangible Assets - Intangible assets consist of goodwill and core deposit premiums resulting from the Company’s acquisitions.  The core deposit premiums are being amortized over twelve to fifteen years using the straight-line method. Goodwill is evaluated for impairment annually.  During 2009, if was determined that the value of the recorded goodwill was impaired and accordingly the balance was written off as an impairment expense in the amount of $7,418,000.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded.

Advertising Expense - Advertising and public relations costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent.  Advertising and public relations costs of $56,715, $285,073 and $316,338 were included in the Company's results of operations for 2009, 2008, and 2007, respectively.

Stock-Based Compensation – The Company accounts for stock options and warrants in accordance with generally accepted accounting principles.  Compensation expense is recognized as salaries and benefits in the statement of operations.  Any share issued as a result of exercise will be issued from common shares authorized as discussed in Note 15.  The Company did not issue any stock options during the fiscal years ended December 31, 2009 and 2008.

Cash Flow Information - For purposes of reporting cash flows, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash equivalents include amounts due from depository institutions, interest-bearing deposit accounts, and federal funds sold.  Generally, federal funds are sold for one-day periods.

The following summarizes supplemental cash flow information:

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Cash paid for interest	$14,332	$19,988	$24,781
Cash paid for income taxes	990	3,286	3,603
Supplemental noncash investing and financing activities:
Foreclosures on loans	12,906	6,242	432
Change in unrealized gain (loss) on securities available-
for sale, net of tax	382	42	754

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Per-Share Data - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding for the period.  Diluted earnings (loss) per share is similar to the computation of basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued using the treasury stock method.

Comprehensive Income (Loss) - Accounting principles generally require that recognized income, expenses, gains, and losses be included in net income (loss).  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

The components of other changes in comprehensive income (loss) and related tax effects are as follows:

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Unrealized holding gains on
available-for-sale securities	$803	$162	$674
Reclassification adjustment for (gains) losses
realized in income	(224)	(98)	469
Net unrealized gains on securities	579	64	1,143
Tax effect	(197)	(22)	(389)
Net-of-tax amount	$382	$42	$754

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

Recent Accounting Pronouncements – The following is a summary of recent authoritative pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which restructured generally accepted accounting principles (“GAAP”) and simplified access to all authoritative literature by providing a single source of authoritave nongovernmental GAAP.  The guidance is presented in a topically organized structure referred to as the FASB Accounting Standareds Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.

The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009.  The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement.  The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.  The concept of a qualifying special-purpose entity is no longer applicable.  The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the guidance to have any impact on the Company’s financial statements.  The ASC was amended in December, 2009, to include this guidance.

Guidance was issued in June 2009 requiring a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest that should be included in consolidated financial statements.  A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance, making it the primary beneficiary.  Ongoing reassessments of whether a company is the primary beneficiary are also required by the standard.  This guidance amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE.  The standard also eliminates certain exceptions that were previously available.  This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Comparative disclosures will be required for periods after the effective date.  The Company does not expect the guidance to have any impact on the Company’s financial position.  An update was issued in December, 2009, to include this guidance in the ASC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In October, 2009, updated guidance was issued to provide for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendment also requires several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendment are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

In January, 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or shares but with a limit on the aggregate amount of cash to be paid.  The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance.  The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

Also in January, 2010, an amendment was issued to clarify the scope of subsidiaries for consolidation purposes.  The amendment provides that the decrease in ownership guidance should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity.  The guidance does not apply to a decrease in ownership in transactions related to sales of in substance real estate or conveyances of oil and gas mineral rights.  The update is effective for the interim or annual reporting periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

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

Reclassifications - Certain captions and amounts in the 2008 and 2007 financial statements were reclassified to conform with the 2009 presentation.  Such reclassifications had no effect on net income or shareholders’ equity.

Accounting for Transfers of Financial Assets - A sale is recognized when the Company relinquishes control over a financial asset and is compensated for such asset.  The difference between the net proceeds received and the carrying amount of the financial asset being sold or securitized is recognized as a gain or loss on the sale.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain average reserve balances computed as a percentage of deposits.  At December 31, 2009 and 2008, the required cash reserves were satisfied by vault cash on hand and amounts due from correspondent banks.

NOTE 3 - INVESTMENT SECURITIES

Securities available-for-sale at December 31, 2009 and 2008 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2009
Government-sponsored enterprises	$12,996	$91	$-	$13,087
Obligations of state and local governments	16,167	391	-	16,558
	29,163	482	-	29,645
Mortgage-backed securities	38,174	1,063	56	39,181
Total	$67,337	$1,545	$56	$68,826

December 31, 2008
Government-sponsored enterprises	$28,425	$791	$-	$29,216
Obligations of state and local governments	28,533	280	535	28,278
	56,958	1,071	535	57,494
Mortgage-backed securities	20,917	464	47	21,334
Total	$77,875	$1,535	$582	$78,828

Securities held-to-maturity as of December 31, 2009 and 2008 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2009
Obligations of state and local governments	$160	$10	$-	$170

December 31, 2008
Obligations of state and local governments	$215	$10	$-	$225

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009.

Securities Available-for-Sale

	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses
December 31, 2009
Mortgage-backed securities	$3,515	$56	$-	$-	$3,515	$56
Total	$3,515	$56	$-	$-	$3,515	$56

December 31, 2008
Obligations of state and local	$8,996	$535	$-	$-	$8,996	$535
governments
Mortgage-backed securities	5,075	43	497	4	5,572	47
Total	$14,071	$578	$497	$4	$14,568	$582

NOTE 3 - INVESTMENT SECURITIES - continued

Securities classified as available-for-sale are recorded at fair market value.   The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of its amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  The Company did not have any securities in a continuous loss position for twelve months or more.

The following table summarizes the maturities of securities available-for-sale and held-to-maturity as of December 31, 2009, based on the contractual maturities.  Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities		Securities
	Available-For-Sale		Held-To-Maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$1,065	$1,071	$-	$-
Due after one year but within five years	6,719	6,810	160	170
Due after five years but within ten years	17,060	17,302	-	-
Due after ten years	4,319	4,462	-	-
	29,163	29,645	160	170
Mortgage-backed securities	38,174	39,181	-	-
Total	$67,337	$68,826	$160	$170

Proceeds from sales of securities available-for-sale during 2009, 2008, and 2007 were $22,431,000, $980,000 and $17,218,000, respectively, resulting in gross realized gains of $224,000 and $98,000 in 2009 and 2008, respectively and gross realized losses of $469,000 in 2007.  There were no sales of securities held-to-maturity in 2009, 2008, or 2007.

At December 31, 2009 and 2008, securities having amortized costs of approximately $36,317,000 and $78,090,000, respectively, and estimated fair values of $37,224,000 and $79,053,000, respectively, were pledged as collateral for short-term borrowings, to secure public and trust deposits, and for other purposes as required and permitted by law.

The Company reviews its investment portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether  there is any indication of OTTI.  Factors considered in the review include estimated cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

If the review determines that there is OTTI, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made, or may recognize a portion in other comprehensive income.

As noted in Note 1, the Company has nonmarketable equity securities consisting of investments in several financial institutions.  These investments totaled $10,186,000 and $10,815,000 at December 31, 2009 and 2008, respectively. During 2009, the company recorded OTTI of $82,000 on its investment in Community Financial Services, Inc. stock.  During 2008 and 2007, there were no sales of nonmarketable equity securities, nor any losses related to OTTI.

NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

	December 31,
(Dollars in thousands)	2009	2008
Commercial and industrial	$35,082	$43,442
Real estate - construction	145,130	185,414
Real estate - mortgage and commercial	316,571	344,457
Home equity	47,409	47,830
Consumer - installment	21,564	19,073
Consumer - credit card and checking	1,422	1,521
Total gross loans	$567,178	$641,737

NOTE 4 - LOANS RECEIVABLE - continued

At December 31, 2009 and 2008, the Company had sold participations in loans aggregating $4,240,000 and $3,549,000, respectively, to other financial institutions on a nonrecourse basis.  Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers (see Note 1). Funded loans are sold without recourse to investors under the terms of pre-existing commitments.  The Company does not sell residential mortgages having market or interest rate risk.  The Company does not service residential mortgage loans for the benefit of others.

At December 31, 2009 and 2008, the Company had pledged approximately $119,028,000 and $220,211,000, respectively, of loans on residential and commercial real estate as collateral for advances from the Federal Home Loan Bank (see Note 10).

An analysis of the allowance for loan losses for the years ended December 31, 2009, 2008, and 2007, is as follows:

(Dollars in thousands)	2009	2008	2007
Balance, beginning of year	$13,617	$6,759	$6,200
Provision charged to operations	32,800	9,300	1,025
Recoveries on loans previously charged-off	53	132	83
Loans charged-off	(32,310)	(2,574)	(549)
Balance, end of year	$14,160	$13,617	$6,759

The Company charged off $31,354,000 during 2009 related to impaired loans.

The following is a summary of information relating to impaired and nonaccrual loans at December 31:

(Dollars in thousands)	2009	2008
Loans:
Nonaccrual loans	$41,163	$26,827
Other impaired loans*	$30,793	$80,599
Accruing loans more than 90 days past due	$1,662	$696

(Dollars in thousands)	2009	2008
Impaired loans without a valuation allowance	$71,295	$84,359
Impaired loans with a valuation allowance	661	23,067

Total impaired loans	$71,956	$107,426

Valuation allowance related to impaired loans	$181	$6,196

(Dollars in thousands)	2009	2008
Average investment in impaired loans	$97,790	$102,864

Interest income recognized on impaired loans	$2,540	$4,543

Interest income recognized on a cash basis on impaired loans	$1,706	$2,913

* Other impaired loans consist of loans for which regular payments are still received; however some uncertainty exists as to whether or not the full contractual amounts will be collected in accordance with the terms of the loan agreement.

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

NOTE 4 - LOANS RECEIVABLE - continued

At December 31, 2009 and 2008, the Company had unfunded commitments, including standby letters of credit, of $69,451,000 and $92,594,000, of which $8,015,000 and $8,655,000, respectively, were unsecured.  The fair value of any potential liabilities associated with standby letters of credit is insignificant.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions.  Various recourse agreements exist, ranging from thirty days to twelve months.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan.  Since none of the loans sold have ever been returned to the Company, the total loans sold with limited recourse amount does not necessarily represent future cash requirements.  The Company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments.  Total loans sold with limited recourse in 2009 and 2008 was $67,857,000 and $55,016,000, respectively.

NOTE 5 – OTHER REAL ESTATE OWNED

The Bank possessed $7,165,000 and $5,121,000 in other real estate owned at December 31, 2009 and 2008, respectively.  During the years ended December 31, 2009 and 2008, the bank transferred $12,906,000 and $6,242,000 into other real estate owned.

Transactions in other real estate owned for the years ended December 31, 2009 and 2008 are summarized below:

	December 31,
(Dollars in thousands)	2009	2008
Balance, beginning of year	$5,121	$173
Additions	12,906	6,242
Sales	(7,619)	(885)
Write downs	(3,243)	(409)
Balance, end of year	$7,165	$5,121

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2009	2008
Land	$4,333	$4,440
Building and land improvements	13,155	13,527
Furniture and equipment	8,823	9,309
Total	26,311	27,276
Less, accumulated depreciation	(10,161)	(10,033)
Premises and equipment, net	$16,150	$17,243

Depreciation and amortization expense was approximately $1,064,000, $1,047,000 and $947,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 7 - INTANGIBLE ASSETS

Intangible assets, net of accumulated amortization are summarized as follows:

	December 31,
(Dollars in thousands)	2009	2008
Core deposit premium, net	$1,663	$2,089
Goodwill	-	7,418
	$1,663	$9,507

Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired.  Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment.  An impairment loss is recorded to the extent that the carrying value of goodwill exceeds its implied fair value.

NOTE 7 - INTANGIBLE ASSETS - continued

The Company evaluated its goodwill as of December 31, 2009.   Given the substantial decline in the Company's common stock price, declining operating results and reduced projected results, asset quality trends, market comparables and the current economic climate of  the banking industry, the results of the analysis  indicated that the Company’s goodwill was fully impaired.  As a result, the Company recorded a $7,418,000 goodwill impairment charge.

Amortization expense related to the core deposit premium was $426,000, $449,000 and $470,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 8 – DEPOSITS

The following is a summary of deposit accounts:

	December 31,
(Dollars in thousands)	2009	2008
Noninterest-bearing demand deposits	$112,333	$73,663
Interest-bearing demand deposits	66,807	65,699
Money market accounts	123,806	96,377
Brokered deposits	27,200	49,828
Savings	42,280	37,430
Certificates of deposit and other time deposits	211,057	190,604
Total deposits	$583,483	$513,601

At December 31, 2009 and 2008, certificates of deposit of $100,000 or more totaled approximately $85,257,000 and $74,898,000, respectively.  Interest expense on these deposits was approximately $2,127,000, $3,012,000 and $3,481,000 in 2009, 2008 and 2007, respectively.

Scheduled maturities of certificates of deposit and other time deposits as of December 31, 2009 were as follows:

(Dollars in thousands)
Maturing in	Amount
2010	$183,535
2011	27,001
2012	456
2013	12
2014 and thereafter	53
Total	$211,057

NOTE 9 - FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWING

The Company had federal funds purchased and securities sold under agreements to repurchase which generally mature within one day. At December 31, 2009, there were no balances outstanding associated with these agreements.  At December 31, 2008, the securities sold under agreements to repurchase totaled $9,695,000.  At December 31, 2008, the amortized costs of securities pledged to collateralize the repurchase agreements were $10,286,000, and estimated fair values were $10,507,000.  The securities underlying the agreements are held by a third-party custodian.  At December 31, 2008, federal funds purchased were $24,143,000.

The Company has a borrowing line with the Federal Reserve Bank’s discount window.  Through this agreement, the Company had the ability to borrow up to $20,987,000 and $116,600,000 as of December 31, 2009 and 2008, respectively.  At December 31, 2009 and 2008, the Company has pledged certain types of commercial, construction and land loans totaling $38,413,000 and $159,800,000, respectively, as collateral to secure borrowings on this line.  As of December 31, 2009 and 2008, there were no outstanding borrowings on this line.

NOTE 10 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following:

(Dollars in thousands)		December 31,
Description	Interest Rate	2009	2008
Advances maturing:
February 2, 2009	4.95, fixed	$-	$25
July 13, 2009	5.21, fixed	-	5,000
July 13, 2009	5.03, fixed	-	10,000
November 6, 2009	0.46, floating	-	25,760
February 26, 2010	4.77, fixed	-	10,000
March 17, 2010	5.92, fixed	-	5,000
March 28, 2011	4.68, fixed	-	10,000
December 7, 2011	4.12, fixed	10,000	10,000
February 9, 2012	4.61, fixed	10,000	10,000
March 1, 2012	4.32, fixed	10,000	10,000
May 18, 2012	4.62, fixed	5,000	5,000
June 14, 2012	4.94, fixed	10,000	10,000
March 5, 2013	1.94, fixed	5,400	5,400
January 16, 2015	2.77, fixed	10,000	10,000
June 3, 2015	3.36, fixed	15,000	15,000
February 2, 2017	4.31, fixed	10,000	10,000
May 18, 2017	4.15, fixed	10,000	10,000
		$95,400	$161,185

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

(Dollars in thousands)	Amount
2010	$-
2011	10,000
2012	35,000
2013	5,400
2014 and thereafter	45,000
Total	$95,400

As collateral, the Company had pledged first mortgage loans on one to four family residential loans aggregating $72,624,000, multi-family residential loans aggregating $3,121,000, home equity lines of credit aggregating $18,077,000, and commercial real estate loans aggregating $25,204,000 (see Note 4) at December 31, 2009.  In addition, the Company’s Federal Home Loan Bank stock is pledged to secure the borrowings. Certain advances are subject to prepayment penalties.  The company incurred prepayment penalties totaling $896,000 during 2009.  No prepayment penalties were incurred during 2008 or 2007.

NOTE 11 – JUNIOR SUBORDINATED DEBENTURES

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

On January 29, 2010, the Company announced they had decided to defer future interest payments on trust preferred subordinated debt for the foreseeable future to maintain cash levels at the parent company.

NOTE 12 - SHAREHOLDERS’ EQUITY

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

On September 21, 2009, the Company completed its rights offering to shareholders and standby purchasers.  The Company issued 3,186,973 shares of common stock, representing $8,252,000 in new capital, net of expenses, in connection with the rights offering.  The remaining 4,085,754 unsubscribed shares were offered to the public through October 30, 2009, at the subscription rate of $2.75 per share.  The Company raised an aggregate of $14,136,000, net of expenses, in new capital in the rights offering, the public offering, and employee purchases through our 401k plan purchased through treasury shares, of which $5,002,000 was raised in the public offering.

Beginning in 2009, the Company’s 401(k) plan and Dividend Reinvestment and Stock Purchase Plan began to purchase shares from treasury versus the open market to generate additional capital for the Company.  In 2009, the Company issued 353,843 shares of treasury stock to these plans for total proceeds of $1,012,000.  Of this amount, $940,000 were purchased as part of the capital raise noted above.

On January 21, 2009, the Board of Directors declared a cash dividend of $0.15 per share, which was paid to shareholders on March 6, 2009.  Total cash paid for dividends during 2009 was $677,000, all of which was paid in the first quarter.  On April 21, 2009, the Board of Directors voted to suspend the payment of the quarterly cash dividend on the Company’s common stock as a prudent means of capital preservation in light of current economic conditions.

The Board of Directors has approved stock repurchase plans whereby the Company could repurchase up to $19,100,000 of its outstanding shares of common stock.  As of December 31, 2009, the Company had purchased approximately 1,044,000 shares under the plans (and prior plans), at an average cost of $14.52.

The Board of Directors may issue up to 2,300,000 shares of a special class of stock, par value $1.00 per share, the rights and preferences of which are to be designated at issuance. At December 31, 2009 and 2008, no shares of the undesignated stock had been issued or were outstanding.

NOTE 13 - LEASES

The Bank occupies and uses office space, land and equipment under operating leases with initial terms expiring on various dates through 2016.  The lease agreements generally provide that the Bank is responsible for ongoing costs of repairs and maintenance, insurance and real estate taxes.  The leases also provide for renewal options and certain scheduled increases in monthly lease payments.  Rental expenses under operating leases were $100,890, $125,159 and $137,131 for the years ended December 31, 2009, 2008 and 2007, respectively.  Minimum lease commitments under noncancelable operating leases are as follows:

(Dollars in thousands)	Amount
2010	$76,465
2011	52,281
2012	52,281
2013	49,781
2014 and thereafter	128,600
Total	$359,408

The cost of renewals is not included in the above.

NOTE 14 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS

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

NOTE 14 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS - continued

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

The following tables summarize the capital ratios and the regulatory minimum requirements of the Company and the Bank at December 31, 2009 and 2008.

					To Be Well-
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in thousands)	Amount Ratio		Amount	Ratio	Amount	Ratio
December 31, 2009
The Company
Total capital (to risk-weighted assets)	$68,300	12.15%	$44,976	8.00%	-	N/A
Tier 1 capital (to risk-weighted assets)	61,185	10.88	22,488	4.00	-	N/A
Tier 1 capital (to average assets)	61,185	8.31	29,447	4.00	-	N/A

CapitalBank
Total capital (to risk-weighted assets)	$66,656	11.88%	$44,886	8.00%	$56,108	10.00%
Tier 1 capital (to risk-weighted assets)	59,554	10.61	22,443	4.00	33,665	6.00
Tier 1 capital (to average assets)	59,554	8.10	29,404	4.00	36,756	5.00

December 31, 2008
The Company
Total capital (to risk-weighted assets)	$73,366	11.69%	$50,202	8.00%	-	N/A
Tier 1 capital (to risk-weighted assets)	65,451	10.43	25,101	4.00	-	N/A
Tier 1 capital (to average assets)	65,451	8.44	31,019	4.00	-	N/A

CapitalBank
Total capital (to risk-weighted assets)	$71,316	11.40%	$50,047	8.00%	$62,559	10.00%
Tier 1 capital (to risk-weighted assets)	63,425	10.14	25,023	4.00	37,535	6.00
Tier 1 capital (to average assets)	63,425	8.18	31,020	4.00	38,775	5.00

NOTE 15 - STOCK COMPENSATION PLANS

The 2004 Equity Incentive Plan provides for the granting of statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as nonstatutory stock options, stock appreciation rights, or restricted stock of up to 258,750 shares of the Company’s common stock, to officers, employees, and directors of the Company. Awards may be granted for a term of up to ten years from the effective date of grant.  Under this Plan, the Company’s Board of Directors has sole discretion as to the exercise date of any awards granted.  The per-share exercise price of incentive stock options may not be less than the fair value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 50% of the fair value of a share on the effective date of grant.  Any options that expire unexercised or are canceled become available for reissuance.  No awards may be made on or after May 19, 2014.  As of December 31, 2009, there were no options outstanding under the plan.

A summary of the status of the Company’s stock option plans as of December 31, 2009, 2008, and 2007 and changes during the years ended on those dates is presented below:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	51,721	$18.01	91,339	$15.62	142,341	$14.26
Granted	-	-	-	-	-	-
Exercised	-	-	37,605	12.43	42,435	11.24
Cancelled	51,721	18.01	2,013	13.68	8,567	14.79
Outstanding at end of year	-	-	51,721	18.01	91,339	15.62

During 2009 and 2008, the Company issued 49,500 and 26,800 shares, respectively, of restricted stock pursuant to the 2004 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested on February 1, 2012 and 2011, respectively.  The weighted-average fair value of restricted stock issued during 2009 and 2008 was $6.14 and $15.73, respectively.  Compensation cost associated with the issuances was $381,000, $406,000 and $491,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  Forfeitures totaled $4,000 and $14,000 for the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009, the Company had 97,098 stock awards available for grant under the 2004 Equity Incentive Plan.

NOTE 16 - RELATED PARTY TRANSACTIONS

Certain parties (primarily certain directors and executive officers, their immediate families and business interests) were loan customers and had other transactions in the normal course of business with the Company.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than normal risk of collectability.  Total loans and commitments outstanding to related parties at December 31, 2009 and 2008 were $14,886,000 and $19,960,000, respectively.  During 2009, $2,693,000 of new loans were made to related parties and repayments totaled $7,767,000.  During 2008, $8,049,000 of new loans were made to related parties and payments totaled $7,065,000.

The Company purchases various types of insurance from agencies that are owned by two directors.  Amounts paid for insurance premiums were $67,110, $97,997 and $86,894 in 2009, 2008, and 2007, respectively.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

NOTE 18 - RESTRICTION ON SUBSIDIARY DIVIDENDS

The ability of the Company to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from the Bank.  However, certain restrictions exist regarding the ability of the Bank to transfer funds in the form of cash dividends, loans, or advances to the Company.  Dividends are payable only from the retained earnings of the Bank.  At December 31, 2009, retained earnings of the Bank was $3,736,000.

NOTE 19 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share - basic is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Earnings (loss) per share - diluted is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.

	Year ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007
Basic earnings (loss) per share:
Net income (loss)	$(25,245)	$2,409	$6,888
Average basic common shares outstanding	5,820,045	4,427,379	4,371,345
Basic earnings (loss) per share	$(4.34)	$0.54	$1.58
Diluted earnings (loss) per share:
Net income (loss)	$(25,245)	$2,409	$6,888
Average common shares outstanding - basic	5,820,045	4,427,379	4,371,345
Incremental shares from assumed conversions:
Unvested restricted stock	58,039	36,884	16,234
Stock options	-	-	34,733
Average diluted common shares outstanding	5,878,084	4,464,263	4,422,312
Diluted earnings (loss) per share	$(4.34)	$0.54	$1.56

The above computation of diluted earnings per share does not include the following options that were outstanding at year-end since their exercise price was greater than the average market price of the common shares:

	2009		2008	2007
Number of options		-	51,721	13,800
Weighted-average of these options
outstanding during the year		NA	53,674	13,800
Weighted-average exercise price	$	NA	$18.01	$19.48

NOTE 20 - INCOME TAXES

Income tax expense consisted of the following:

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Currently payable (receivable):
Federal	$(8,879)	$3,024	$3,460
State	-	139	346
Total current	(8,879)	3,163	3,806
Deferred income tax provision (benefit)	(357)	(2,857)	(266)
Income tax expense (benefit)	$(9,236)	$306	$3,540
Income tax expense (benefit) is allocated as follows:
To continuing operations	$(9,433)	$284	$3,139
To shareholders’ equity	197	22	401
Income tax expense	$(9,236)	$306	$3,540

NOTE 20 - INCOME TAXES - continued

The gross amounts of deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(Dollars in thousands)	2009	2008
Deferred tax assets:
Allowance for loan losses	$4,815	$4,630
Net operating loss carryforward - state	321	298
Deferred compensation	1,229	1,022
Nonaccrual of interest	706	491
Other real estate owned	421	159
Loss on worthless equity securities	28	-
Director fees	102	89
Restricted stock	284	281
Charitable contributions	36	-
Deferred revenue	24	44
Gross deferred tax assets	7,966	7,014
Valuation allowance	(380)	-
Net deferred tax assets	7,586	7,014
Deferred tax liabilities:
Accumulated depreciation	256	221
Federal Home Loan Bank stock dividends	16	16
Available-for-sale securities	469	272
Merger related, net	38	52
Core deposit intangibles	49	77
Loans fees and costs	94	58
Prepaids	42	53
Total deferred tax liabilities	964	749
Net deferred tax asset recognized	$6,622	$6,265

Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value.  Management has determined that it is more likely than not the South Carolina deferred tax asset of the Holding Company will not be realized, and accordingly, has established a valuation allowance for this portion of the deferred tax asset.

A federal net operating loss (“NOL”) of $25,795,000 was created in 2009.  This entire NOL will be carried back to generate tax refunds of previous taxes paid of approximately $8,770,000.  In addition, refunds of current year estimated payments of $864,000 will be requested.  The total refunds of $9,634,000 have been recorded as income tax receivable in the Company’s Cnsolidated Balance Sheet.

A reconciliation of the income tax provision and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Income tax at the statutory rate	$(11,791)	$916	$3,409
State income tax, net of federal income tax benefit	(23)	92	228
Tax-exempt interest income	(403)	(491)	(473)
Disallowed interest expense	30	49	66
Goodwill	2,522	-	-
Increase in cash surrender value of life insurance	(201)	(203)	(230)
Other, net	53	(79)	139
Valuation allowance	380	-	-
Income tax expense (benefit)	$(9,433)	$284	$3,139

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

NOTE 21 - OTHER OPERATING EXPENSES

Other operating expenses are summarized below:

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Banking and ATM supplies	$451	$547	$476
Directors’ fees	184	347	299
Mortgage loan department expenses	307	246	212
Data processing and supplies	1,608	1,568	1,340
Postage and freight	191	204	210
Professional fees	461	457	501
Telephone expenses	323	353	370
Other	2,044	2,126	2,184
Total	$5,569	$5,848	$5,592

NOTE 22 - RETIREMENT AND BENEFIT PLANS

The Company sponsors a voluntary nonleveraged employee stock ownership plan (ESOP) as part of a 401(k) savings plan covering substantially all full-time employees.  The Company matches 75 cents per dollar, up to a maximum of 6% of employee compensation. Company contributions to the savings plan were $312,000, $360,000 and $304,000 in 2009, 2008, and 2007, respectively.  The Company’s policy is to fund amounts approved by the Board of Directors.  At December 31, 2009 and 2008, the savings plan owned 722,610 and 237,972 shares of the Company’s common stock purchased at an average cost of $7.11 and $15.84 per share, respectively. The estimated value of shares held at December 31, 2009 and 2008 was $2,096,000 and $1,721,000, respectively.

The Company has an Executive Supplemental Compensation Plan that provides certain officers with salary continuation benefits upon retirement.  The plan also provides for benefits in the event of early retirement, death, or substantial change of control of the Company.  In connection with, but not directly related to, the Executive Supplemental Compensation Plan, life insurance contracts were purchased on the officers.  No insurance premiums were paid in the years ended December 31, 2009, 2008, or 2007.

In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements” (“FASB ASC 715-60”), which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods.  The liability should be recognized based on the substantive agreement with the employee.  ASC 715-60 was effective beginning January 1, 2008, and was applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  The one-time impact to the company upon adoption of ASC 715-60 was a reduction in retained earnings and an increase in other liabilities of $529,000 during 2008.

During 1999, certain officers opted out of the Executive Supplemental Compensation Plan.  Under a new agreement, split-dollar life insurance policies were obtained on the lives of these officers.  In 2002 upon the purchase of Bank Owned Life Insurance (BOLI) Policies as described below, these officers forfeited any benefits associated with these policies and as a result these policies are in essence key man policies.   The Company is the sole owner of the policies and has the right to exercise all incidents of ownership.  The Company  is the direct beneficiary of an amount of death proceeds equity to the greater of  a) the cash surrender value of the policy, b) the aggregate premiums paid on the policy by the Company less any outstanding indebtedness to the insurer, or c) the total death proceeds less the split dollar amount.  The split dollar amount is 50 percent of the difference between the total policy death proceeds and the policy cash surrender value at the date of the Executive’s death.   There was no expense associated with this plan in 2009, 2008, or 2007.  No insurance premiums were paid on the plan during 2009, 2008 or 2007.  The policies increased their cash values by $249,000 and $267,000 during 2009 and 2008, respectively.  Cash values at December 31, 2009 and 2008 were $4,654,000 and $4,405,000, respectively.

In 2002, the Company purchased BOLI Policies on certain key officers of the Company. Earnings on such policies will be used to offset expenses associated with retirement benefits for these officers.  There were no premiums paid on the policies during the years ended December 31, 2009, 2008, or 2007.  The policies increased their cash values by $444,000 and $435,000 during 2009 and 2008, respectively.  Cash values at December 31, 2009 and 2008 were $12,035,000 and $11,591,000, respectively.

NOTE 23 - UNUSED LINES OF CREDIT

As of December 31, 2009, the subsidiary bank had an unused line of credit to purchase federal funds from an unrelated bank totaling $15,000,000.  This line of credit is available on a one to thirty day basis for general corporate purposes. The lender has reserved the right not to renew their respective line.  The Bank also has a line of credit to borrow funds from the Federal Home Loan Bank up to 25% of the Bank’s total assets which provided total availability of $119,028,000 at December 31, 2009.  As of December 31, 2009, the Bank had borrowed $95,400,000 on this line.  As of December 31, 2009, the Bank also has a line of credit through the Federal Reserve Bank’s Discount Window in the amount of $20,988,000.  There were no outstanding borrowings on this line at December 31, 2009.

NOTE 24 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans Receivable and Loans Held for Sale - For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk and credit card receivables, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to the borrowers with similar credit ratings and for the same remaining maturities.

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

Junior Subordinated Debentures – The fair value of junior subordinated debentures is based on market prices of comparable securities.

Off-Balance-Sheet Financial Instruments - In the ordinary course of business, the Company enters into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit.  These financial instruments are recorded in the financial statements when they become payable by the customer.

NOTE 24 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and due from banks	$10,141	$10,141	$11,970	$11,970
Interest-bearing deposit accounts	38,990	38,990	1,642	1,642
Securities available-for-sale	68,826	68,826	78,828	78,828
Securities held-to-maturity	160	170	215	225
Nonmarketable equity securities	10,186	10,186	10,815	10,815
Cash surrender value of life insurance	16,689	16,689	15,996	15,996
Loans and loans held for sale	568,281	562,072	642,040	658,309
Accrued interest receivable	3,046	3,046	3,724	3,724

Financial Liabilities:
Demand deposit, interest bearing
transaction, and savings accounts	$345,226	$345,226	$322,997	$322,997
Certificates of deposit and other time deposits	238,257	240,729	190,604	193,606
Federal funds purchased and securities
sold under agreements to repurchase	-	-	33,838	33,838
Advances from the Federal Home Loan Bank	95,400	90,478	161,185	150,771
Junior subordinated debentures	10,310	10,740	10,310	10,608
Accrued interest payable	1,337	1,337	1,802	1,802

Accounting standards require disclosure that establishes a framework for measuring fair value, and requires disclosure about fair value measurements for all assets and liabilities that are measured and reported on a fair value basis.  The objective is to enable the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.  Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to fair value measurement.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

NOTE 24 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

December 31, 2009	Quoted market price in active markets	Significant other observable inputs	Significant unobservable inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Available-for-sale investment securities	$-	$68,826	$-
Lloans held for sale	-	1,103	-
Total	$-	$69,929	$-

December 31, 2008
(Dollars in thousands)
Available-for-sale investment securities	$-	$78,828	$-
Loans held for sale	-	303	-
Total	$-	$79,131	$-

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) for which a nonrecurring change in fair value has been recorded during the year.

December 31, 2009	Quoted market price in active markets	Significant other observable inputs	Significant unobservable inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Intangible assets	$-	$-	$1,663
Other real estate owned	-	7,165	-
Impaired loans	-	66,735	5,221
Total	$-	$73,900	$6,884

December 31, 2008
(Dollars in thousands)
Intangible assets	$-	$-	$2,089
Goodwill	-	-	7,418
Other real estate owned	-	5,121	-
Impaired loans	-	89,690	17,736
Total	$-	$94,811	$27,243

The table below presents reconciliation for all Level 3 assets and liabilities measured on a nonrecurring basis during 2009 and 2008.
(Dollars in thousands)	Goodwill	Intangible Assets	Impaired Loans
Balance, December 31, 2007	$7,418	$2,538	$-
Amortization of core deposit premium	-	(449)	-
Impaired loans measured with present value of cash flows	-	-	17,736
Balance, December 31, 2008	$7,418	$2,089	$17,736
Amortization of core deposit premium	-	(426)	-
OTTI writedown on goodwill	(7,418)	-	-
Change in impaired loans measured with present value of cash flows	-	-	(12,515)
Balance, December 31, 2009	$-	$1,663	$5,221

NOTE 25 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY)

Condensed financial statements for Community Capital Corporation (Parent Company Only) follow:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2009	2008
Assets
Cash and cash equivalents	$990	$152
Investment in banking subsidiary	62,126	73,441
Nonmarketable equity securities	310	310
Premises and equipment, net	1,145	1,172
Other assets	575	1,412
Total assets	$65,146	$76,487

Liabilities and Shareholders’ Equity
Notes payable to subsidiary	$918	$959
Junior subordinated debentures	10,310	10,310
Other liabilities	161	261
Total liabilities	11,389	11,530
Common stock	10,721	5,667
Nonvested restricted stock	(364)	(445)
Capital surplus	70,598	62,405
Retained earnings (deficit)	(15,830)	14,218
Accumulated other comprehensive expense	909	527
Treasury stock	(12,277)	(17,415)
Total shareholders’ equity	53,757	64,957
Total liabilities and shareholders’ equity	$65,146	$76,487

Condensed Statements of Income (Loss)

	For the years ended December 31,
(Dollars in thousands)	2009	2008	2007
Income:
Dividend income from subsidiary	$1,081	$2,200	$-
Dividend income from equity securities	22	22	22
Other interest income	108	10	112
Other income	-	1	4
Total income	1,211	2,233	138
Expenses:
Salaries	380	405	498
Net occupancy expense	(226)	(210)	(203)
Furniture and equipment expense	6	7	6
Interest expense	759	779	814
Goodwill impairment	20	-	-
Other operating expenses	116	195	375
Total expense	1,055	1,176	1,490
Income (loss) before income taxes and equity in undistributed
earnings of subsidiary	156	1,057	(1,352)
Income tax expense (benefit)	(9)	(460)	(555)
Income (loss) before equity in undistributed earnings of subsidiary	165	1,517	(797)
Equity in undistributed earnings (loss) of subsidiary	(25,410)	892	7,685
Net income(loss)	$(25,245)	$2,409	$6,888

NOTE 25 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2009	2008	2007
Operating activities:
Net income (loss)	$(25,245)	$2,409	$6,888
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Equity in undistributed earnings (loss) of banking subsidiary	25,410	(892)	(7,685)
Depreciation and amortization expense	34	35	36
Amortization of deferred compensation on restricted stock	381	406	491
Deferred tax benefit (expense)	681	(44)	(189)
Increase (decrease) in other liabilities	(100)	(119)	23
Decrease in other assets	16	19	20
Net cash provided (used) by operating activities	1,177	1,814	(416)

Investing activities:
Purchase of premises and equipment	(7)	(29)	(51)
Purchases of nonmarketable equity securities	-	-	-
Investment in Bank subsidiary	(13,713)	-	-
Net cash provided (used) by investing activities	(13,720)	(29)	(51)

Financing activities:
Dividends paid	(677)	(2,679)	(2,400)
Proceeds from exercise of stock options	-	467	477
Proceeds from rights offering	13,087	-	-
Repayments on borrowings from subsidiary	(41)	(34)	(11)
(Purchases) sales of treasury stock	1,012	-	(293)

Net cash provided (used) by financing activities	13,381	(2,246)	(2,227)
Net increase (decrease) in cash and cash equivalents	838	(461)	(2,694)

Cash and cash equivalents, beginning of year	152	613	3,307

Cash and cash equivalents, end of year	$990	$152	$613

NOTE 26 - QUARTERLY DATA (UNAUDITED)
	December 31,
	2009				2008
(Dollars in thousands	Fourth	Third	Second	First	Fourth	Third	Second	First
except per share)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$8,502	$9,026	$9,239	$9,466	$10,382	$10,406	$10,944	$11,682
Interest expense	3,225	3,645	3,482	3,514	4,064	4,411	4,522	5,659

Net interest income	5,277	5,381	5,757	5,952	6,318	5,995	6,422	6,023

Provision for loan losses	1,000	24,000	5,800	2,000	3,700	1,100	2,500	2,000

Net interest income (loss) after
provision for loan losses	4,277	(18,619)	(43)	3,952	2,618	4,895	3,922	4,023
Noninterest income	1,981	1,868	2,238	1,862	1,722	1,851	1,816	1,858
Noninterest expenses	7,117	13,300	7,022	4,753	4,647	5,140	5,329	5,076

Income (loss) before taxes	(859)	(30,051)	(4,827)	1,059	(307)	1,606	409	805
Income tax expense (benefit)	523	(8,266)	(1,886)	196	(312)	410	(18)	204

Net income (loss)	$(1,382)	$(21,785)	$(2,941)	$863	$5	$1,196	$427	$601

Earnings (loss) per share:
Basic	$(0.15)	$(4.35)	$(0.66)	$0.19	$0.00	$0.27	$0.10	$0.17
Diluted	$(0.15)	$(4.35)	$(0.66)	$0.19	$0.00	$0.27	$0.10	$0.17

NOTE 27 – SUBSEQUENT EVENTS

In preparing these financial statements, subsequent events were evaluated through the time the financial statements were issued.  Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission.  In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the financial statements or disclosed in the notes to the financial statements.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-4 filed on December 2, 2003, File No. 333-110870).
3.2
Articles of Amendment to Articles of Incorporation (re: Change of Name) (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4 filed on December 2, 2003, File No. 333-110870).

3.3
Articles of Amendment to Articles of Incorporation (Re: Authorized Shares of Common Stock), effective August 7, 2009 (incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on August 7, 2009).

3.4	Amended and Restated Bylaws dated November 28, 2007 (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K filed on November 28, 2007).
3.5	First Amendment to Amended and Restated Bylaws dated March 19, 2008 (incorporated by reference to Exhibit 3.4 of the Company’s Form 8-K filed on March 20, 2008).
4.1
Form of Common Stock Certificate (the rights of security holders of the Company are set forth in the Company’s Articles of Incorporation and Bylaws included as Exhibits 3.1 through 3.5) (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-2 initially filed on December 20, 1996, File No.  333-18457).

4.2	Indenture dated as of June 15, 2006, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on June 16, 2006).
10.1
Executive Supplemental Income Plan (Summary) and form of Executive Supplemental Income Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-4 filed on December 2, 2003, File No. 333-110870).*

10.2	Management Incentive Compensation Plans (Summary) (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-4 filed on December 2, 2003, File No. 333-110870).*
10.3
Lease Agreement With Options dated June 11, 1996 between Robert C.  Coleman and the Company (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-2 initially filed on December 20, 1996, File No.  333-18457

10.4
Salary Continuation Agreement between CapitalBank and William G. Stevens dated October 17, 2002 (incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 13, 2002).*

10.5
Salary Continuation Agreement between CapitalBank and Ralph W. Brewer dated October 17, 2002 (incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 13, 2002).*

10.6
Split Dollar Agreement between CapitalBank and Ralph W. Brewer dated October 17, 2002 (incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 13, 2002).*

10.7
Split Dollar Agreement between CapitalBank and William G. Stevens dated December 31, 2003 (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form10-K for the fiscal year ended December 31, 2003 filed on March 26, 2004).*

10.8	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 9, 2004).*
10.9	2004 Equity Incentive Plan (incorporated by reference to Appendix A of Amendment No. 1 to the Company’s Proxy Statement filed on April 26, 2004).*
10.10
Banking Support Services Master Agreement between CapitalBank and First-Citizens Bank & Trust Company dated June 15, 2005 (incorporated by reference to Exhibit 10.46 of the Company’s Form 8-K filed on June 20, 2005).

10.11
Amended and Restated Declaration of Trust dated as of June 15, 2006, among the Company, as sponsor, Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, and Mary Beth Ginn, Heather N. Price and R. Wesley Brewer, as administrators (incorporated by reference to Exhibit 10.50 of the Company’s Form 8-K filed on June 16, 2006).

10.12
Guarantee Agreement dated as of June 15, 2006, between the Company, as guarantor, and Wilmington Trust Company, as guarantee trustee (incorporated by reference to Exhibit 10.51 of the Company’s Form 8-K filed on June 16, 2006).

10.13	CapitalBank Director Deferred Fee Agreement Dated August 12, 2003 for Wayne Q. Justesen (incorporated by reference to Exhibit 10.52 of the Company’s Form 8-K filed on January 3, 2008).*
10.14
First Amendment to the CapitalBank Director Deferred Fee Agreement Dated August 12, 2003 for Wayne Q. Justesen (incorporated by reference to Exhibit 10.53 of the Company’s Form 8-K filed on January 3, 2008).*

10.15	CapitalBank Director Deferred Fee Agreement Dated August 20, 2003 for Lex D. Walters (incorporated by reference to Exhibit 10.54 of the Company’s Form 8-K filed on January 3, 2008).*

E-1

10.16
First Amendment to the CapitalBank Director Deferred Fee Agreement Dated August 20, 2003 for Lex D. Walters (incorporated by reference to Exhibit 10.55 of the Company’s Form 8-K filed on January 3, 2008).*

10.17	CapitalBank Director Deferred Fee Agreement Dated August 20, 2003 for Miles Loadholt (incorporated by reference to Exhibit 10.56 of the Company’s Form 8-K filed on January 3, 2008).*
10.18
First Amendment to the CapitalBank Director Deferred Fee Agreement Dated August 20, 2003 for Miles Loadholt (incorporated by reference to Exhibit 10.57 of the Company’s Form 8-K filed on January 3, 2008).*

10.19	CapitalBank Director Deferred Fee Agreement Dated August 21, 2003 for B. Marshall Keys (incorporated by reference to Exhibit 10.58 of the Company’s Form 8-K filed on January 3, 2008).*
10.20
First Amendment to the CapitalBank Director Deferred Fee Agreement Dated August 21, 2003 for B. Marshall Keys (incorporated by reference to Exhibit 10.59 of the Company’s Form 8-K filed on January 3, 2008).*

10.21
First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for Ralph W. Brewer (incorporated by reference to Exhibit 10.62 of the Company’s Form 8-K filed on March 4, 2008).*

10.22
First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for William G. Stevens (incorporated by reference to Exhibit 10.63 of the Company’s Form 8-K filed on March 4, 2008).*

10.23
Employment Agreement by and between Community Capital Corporation and William G. Stevens dated March 3, 2008 (incorporated by reference to Exhibit 10.81 of the Company’s Form 8-K filed on March 4, 2008).*

10.24
Employment Agreement by and between Community Capital Corporation and R. Wesley Brewer dated March 3, 2008 (incorporated by reference to Exhibit 10.82 of the Company’s Form 8-K filed on March 4, 2008).*

10.25
Community Capital Stock Ownership Plan (With Code Section 401(k) Provisions) dated as of December 20, 2001, as amended (incorporated by reference to Exhibit 10.84 of the Company's Amendment No. 1 to Form S-8 filed on April 16, 2009).*

14.1	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 26, 2004).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on March 28, 2002).
23.1	Consent of Elliott Davis, LLC
24.1	Directors’ Powers of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification by William G. Stevens
31.2	Rule 13a-14(a)/15d-14(a) Certification by R. Wesley Brewer
32	Section 1350 Certifications

* Management contract or compensation plan or arrangement.

E2