Form 10-Q
period 2010-03-31
COMMUNITY CAPITAL CORP /SC/
filed 2010-05-06
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Large Accelerated Filer (  )     Accelerated Filer (  )   Non-Accelerated Filer (  ) Smaller Reporting Company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES__ NO X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
9,926,820 shares of common stock, $1.00 par value per share, as of April 15, 2010

COMMUNITY CAPITAL CORPORATION

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Balance Sheets
PART I. FINANCIAL STATEMENTS
Item 1. Financial Statements
	March 31,	December 31,
(Dollars in thousands, except for per share data)	2010	2009
Assets:
Cash and cash equivalents:
Cash and due from banks	$10,384	$10,141
Interest-bearing deposit accounts	60,002	38,990

Total cash and cash equivalents	70,386	49,131
Investment securities:
Securities available-for-sale	67,764	68,826
Securities held-to-maturity (estimated fair value of
$170 at March 31, 2010 and December 31, 2009)	160	160
Nonmarketable equity securities	10,364	10,186
Total investment securities	78,288	79,172
Loans held for sale	1,396	1,103
Loans receivable	549,010	567,178
Less allowance for loan losses	(14,018)	(14,160)
Loans, net	534,992	553,018
Other real estate owned	8,833	7,165
Premises and equipment, net	15,931	16,150
Interest receivable	2,683	3,046
Prepaid expenses	4,548	4,873
Intangible assets	1,560	1,663
Cash surrender value of life insurance	16,861	16,689
Deferred tax asset	5,955	6,622
Income tax receivable	1,640	9,634
Other assets	2,764	1,176
Total assets	$745,837	$749,442

Liabilities:
Deposits:
Noninterest-bearing	$101,462	$112,333
Interest-bearing	477,034	471,150

Total deposits	578,496	583,483
Advances from the Federal Home Loan Bank	95,400	95,400
Accrued interest payable	925	1,337
Junior subordinated debentures	10,310	10,310
Other liabilities	5,649	5,155
Total liabilities	690,780	695,685

Shareholders’ equity:
Common stock, $1.00 par value; 20,000,000 shares authorized;
10,721,450 shares issued at March 31, 2010 and December 31, 2009	10,721	10,721
Capital surplus	65,906	66,473
Accumulated other comprehensive income	444	909
Retained earnings (deficit)	(10,105)	(11,705)
Nonvested restricted stock	(293)	(364)
Treasury stock, at cost (800,129 and 845,627 shares in 2010 and 2009, respectively)	(11,616)	(12,277)

Total shareholders’ equity	55,057	53,757
Total liabilities and shareholders’ equity	$745,837	$749,442

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Statements of Income
(Unaudited)

(Dollars in thousands, except for per share data)	Three Months Ended March 31,
	2010	2009
Interest income:
Loans, including fees	$7,500	$8,490
Investment securities:
Taxable	536	615
Tax-exempt	169	329
Nonmarketable equity securities	31	30
Other interest income	22	2
Total	8,258	9,466

Interest expense:
Deposits	1,930	1,842
Federal Home Loan Bank advances	727	1.457
Other interest expense	179	215
Total	2,836	3,514

Net interest income	5,422	5,952
Provision for loan losses	1,600	2,000
Net interest income after provision for loan losses	3,822	3,952

Other operating income:
Service charges on deposit accounts	482	563
Gain on sales of loans held for sale	298	322
Fees from brokerage services	64	37
Income from fiduciary activities	472	348
Gain on sale of premises and equipment	-	3
Gain on sale of securities available-for-sale	683	145
Other operating income	1,358	444
Total	3,357	1,862

Other operating expenses:
Salaries and employee benefits	2,439	2,594
Net occupancy expense	322	320
Amortization of intangible assets	103	108
Furniture and equipment expense	203	233
FDIC assessments	346	106
Write downs on other real estate owned	40	76
Other operating expenses	1,440	1,498
Total	4,893	4,753

Income before income taxes	2,286	1,059
Income tax provision	686	196

Net income	$1,600	$863

Basic net income per share	$0.16	$0.19
Diluted net income per share	$0.16	$0.19

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the three months ended March 31, 2010 and 2009
(Unaudited)

(Dollars in thousands, except for per share amounts)
	Common Stock		Nonvested Restricted Stock	Capital Surplus	Retained Earnings (loss)	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total

	Shares	Amount
Balance, December 31, 2008	5,666,760	$5,667	$(445)	$62,405	$14,218	$527	$(17,415)	$64,957

Net income					863			863

Other comprehensive income, net of tax expense						293		293
Comprehensive Income								1,156
Issuance of restricted stock	49,500	49	(302)	253				-
Amortization of deferred compensation on restricted stock			96					96
Forfeitures of restricted stock	(100)							-
Dividends paid ($0.15 per share)					(678)			(678)
Balance, March 31, 2009	5,716,160	$5,716	$(651)	$62,658	$14,403	$820	$(17,415)	$65,531

Balance, December 31, 2009	10,721,450	$10,721	$(364)	$66,473	$(11,705)	$909	$(12,277)	$53,757

Net income					1,600			1,600

Other comprehensive loss, net of tax benefit						(465)		(465)

Comprehensive Income								1,135
Sales of treasury shares (45,498 shares)				(531)			661	130
Capitalized expenses associated with rights offering				(36)				(36)
Amortization of deferred compensation on restricted stock			71					71
Balance, March 31, 2010	10,721,450	$10,721	$(293)	$65,906	$(10,105)	$444	$(11,616)	$55,057

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net Income	$1,600	$863
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	243	255
Provision for loan losses	1,600	2,000
Deferred income tax expense	667	-
Amortization of intangible assets	103	108
Amortization less accretion on investments	(53)	3
Amortization of deferred loan costs and fees, net	218	285
Amortization of deferred compensation on restricted stock	71	96
Write downs of other real estate owned	40	-
Net gain on sales of securities available-for-sale	(683)	(145)
Net loss on sale of other real estate owned	86	68
Net gain on sale of premises and equipment	-	(3)
Disbursements for loans held for sale	(6,853)	(11,229)
Proceeds from sales of loans held for sale	6,560	9,758
Decrease in income tax receivable	7,994	-
Decrease in interest receivable	363	336
Decrease in interest payable	(412)	(279)
Increase in other assets	(1,195)	(318)
Increase in other liabilities	494	23
Net cash provided by operating activities	10,843	1,821

Cash flows from investing activities:
Net decrease in loans to customers	12,809	5,849
Purchases of securities available-for-sale	(37,228)	(5,618)
Proceeds from maturities and sales of securities available-for-sale	38,321	12,462
Purchases of nonmarketable equity securities	(178)	(966)
Proceeds from sales of nonmarketable equity securities	-	2,146
Proceeds from sales of other real estate owned	1,605	2,339
Purchases of premises and equipment	(24)	(34)
Proceeds from sales of premises and equipment	-	28
Net cash provided by investing activities	15,305	16,206

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	(4,987)	4,802
Net increase in federal funds purchased and repos	-	2,168
Advances of Federal Home Loan Bank borrowings	20,000	21,500
Repayments of Federal Home Loan Bank borrowings	(20,000)	(47,285)
Dividends paid	-	(678)
Sales of treasury stock	130	-
Capitalized expenses associated with rights offering	(36)	-
Net cash used by financing activities	(4,893)	(19,493)

Net increase (decrease) in cash and cash equivalents	21,255	(1,466)

Cash and cash equivalents, beginning of period	49,131	13,612

Cash and cash equivalents, end of period	$70,386	$12,146

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of March 31, 2010 and for the interim periods ended March 31, 2010 and 2009 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2009 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in our 2009 Annual Report.

Note 2 - Supplemental Cash Flow Information

(Dollars in thousands)	Three Months Ended March 31,
	2010	2009
Cash paid during the period for:
Income taxes	$-	$162
Interest	3,248	3,793

Noncash investing and financing activities:
Foreclosures on loans	$3,399	$5,759

Note 3 - Shareholders' Equity

In April 2009, the Company’s 401(k) plan and Dividend Reinvestment and Stock Purchase Plan began to purchase shares from treasury versus the open market to generate additional capital for the Company.  During the first quarter of 2010, the Company issued 45,498 shares of treasury stock for total proceeds of $130,000.

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

(Dollars in thousands, except per share)	Three Months Ended March 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,600	9,852,025	$0.16
Effect of dilutive securities
Unvested restricted stock	-	42,863
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,600	9,894,888	$0.16

(Dollars in thousands, except per share)	Three Months Ended March 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$863	4,442,440	$0.19
Effect of dilutive securities
Unvested restricted stock	-	56,738
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$863	4,499,178	$0.19

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Comprehensive Income (Loss)

The following tables set forth the amounts of other comprehensive income (loss) included in equity along with the related tax effects:

	Three Months Ended March 31, 2010
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding losses arising during the period	$(1,388)	$472	$(916)
Less: reclassification adjustment for gains realized in net income	683	(232)	451
Net unrealized losses on securities	(705)	240	(465)

Other comprehensive loss	$(705)	$240	$(465)

	Three Months Ended March 31, 2009
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains on securities:
Unrealized holding gains arising during the period	$588	$(205)	$383
Less: reclassification adjustment for gains realized in net income	145	(55)	90
Net unrealized gains on securities	443	(150)	293

Other comprehensive income	$443	$(150)	$293

Note 6 – Stock Based Compensation

On May 19, 2004, we terminated our 1997 Stock Incentive Plan and replaced it with the 2004 Equity Incentive Plan.  Outstanding options issued under any former Plans are not subject to reissuance.  All outstanding options expired during the first quarter of 2009, therefore there were no options outstanding as of March 31, 2010 or March 31, 2009.

A summary of the status of our stock option plans for the three months ended March 31, 2010 and March 31, 2009, and changes during the period then ended are presented below:
	2010		2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	-	$-	52,009	$18.01
Exercised	-	-	-	-
Cancelled	-	-	52,009	18.01
Outstanding at end of period	-	-	-	-

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

There have been no shares of restricted stock issued during the first quarter of 2010.  During 2009, we issued 49,500 shares of restricted stock pursuant to the 2004 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested on February 1, 2012.  The weighted-average fair value of restricted stock issued during 2009 was $6.14.  Compensation cost associated with prior issuances of restricted stock was $71,000 and $96,000 for the three months ended March 31, 2010 and 2009, respectively.  At March 31, 2010, we had 97,098 stock awards available for grant under the 2004 Equity Incentive Plan.

Note 7 – Investment Securities

Securities available-for-sale at March 31, 2010 and December 31, 2009 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2010
Obligations of state and local governments	$15,066	$413	$-	$15,479
	15,066	413	-	15,479
Mortgage-backed securities	51,924	482	121	52,285
Total	$66,990	$895	$121	$67,764

December 31, 2009
Government-sponsored enterprises	$12,996	$91	$-	$13,087
Obligations of state and local governments	16,167	391	-	16,558
	29,163	482	-	29,645
Mortgage-backed securities	38,174	1,063	56	39,181
Total	$67,337	$1,545	$56	$68,826

Securities held-to-maturity as of March 31, 2010 and December 31, 2009 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2010
Obligations of state and local governments	$160	$10	$-	$170

December 31, 2009
Obligations of state and local governments	$160	$10	$-	$170

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7 – Investment Securities - continued

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010.

Securities Available-for-Sale

	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses
Mortgage-backed securities	$28,348	$121	$-	$-	$28,348	$121

Total	$28,348	$121	$-	$-	$28,348	$121

Securities classified as available-for-sale are recorded at fair market value.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of its amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  The Company did not have any securities in a continuous loss position for twelve months or more.

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

The following table summarizes the maturities of securities available-for-sale and held-to-maturity as of March 31, 2010, based on the contractual maturities.  Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities		Securities
	Available-For-Sale		Held-To-Maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$855	$861	$-	$-
Due after one year but within five years	2,909	2,948	160	170
Due after five years but within ten years	7,261	7,435	-	-
Due after ten years	4,041	4,235	-	-
	15,066	15,479	160	170
Mortgage-backed securities	51,924	52,285	-	-
Total	$66,990	$67,764	$160	$170

Proceeds from maturities and sales of securities available-for-sale during the three months ended March 31, 2010 were $38,321,000 which resulted in gross realized gains of $683,000 during the three months ended March 31, 2010.  Proceeds from maturities and sales of securities available-for-sale during the three months ended March 31, 2009 were $12,462,000 which resulted in gross realized gains of $145,000 during the three months ended March 31, 2009.

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7 – Investment Securities - continued

At March 31, 2010 and December 31, 2009, securities having amortized costs of approximately $32,265,000 and $36,317,000, respectively, were pledged as collateral for short-term borrowings, to secure public and trust deposits, and for other purposes as required and permitted by law.

The Company has nonmarketable equity securities consisting of investments in several financial institutions.  These investments totaled $10,364,000 at March 31, 2010 and $10,186,000 at December 31, 2009. During the first three months of 2010, there were no sales of nonmarketable equity securities, nor any losses related to OTTI.  During 2009, the Company recorded OTTI of $82,000 on its investment in Community Financial Services, Inc. stock.

Note 8 – Other Real Estate Owned

The Bank possessed $8,833,000 and $7,165,000 in other real estate owned at March 31, 2010 and December 31, 2009, respectively.  Transactions in other real estate owned for the three months ended March 31, 2010 are summarized below:

March 31,
(Dollars in thousands)	2010
Balance, December 31, 2009	$7,165
Additions	3,399
Sales	(1,691)
Write downs	(40)
Balance, March 31, 2010	$8,833

Note 9 – Fair Value Measurements

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

Loans Receivable and Loans Held for Sale- For certain categories of loans, such as variable rate loans which are repriced frequently and have no significant change in credit risk and credit card receivables, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to the borrowers with similar credit ratings and for the same remaining maturities.

Accrued Interest Receivable and Payable - The carrying value of these instruments is a reasonable estimate of fair value.

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9 – Fair Value Measurements - continued

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and due from banks	$10,384	$10,384	$10,141	$10,141
Interest-bearing deposit accounts	60,002	60,002	38,990	38,990
Securities available-for-sale	67,764	67,764	68,826	68,826
Securities held-to-maturity	160	170	160	170
Nonmarketable equity securities	10,364	10,364	10,186	10,186
Cash surrender value of life insurance	16,861	16,861	16,689	16,689
Loans and loans held for sale	550,406	551,202	568,281	562,072
Accrued interest receivable	2,683	2,683	3,046	3,046

Financial Liabilities:
Demand deposit, interest bearing
transaction, and savings accounts	$341,300	$341,300	$345,226	$345,226
Certificates of deposit and other time deposits	237,196	238,938	238,257	240,729
Advances from the Federal Home Loan Bank	95,400	90,429	95,400	90,478
Junior subordinated debentures	10,310	10,567	10,310	10,740
Accrued interest payable	925	925	1,337	1,337

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9 – Fair Value Measurements - continued

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level as of March 31, 2010 and December 31, 2009.

March 31, 2010 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$-	$67,764	$-
Mortgage loans held for sale	-	1,396	-
Total	$-	$69,160	$-

December 31, 2009
(Dollars in thousands)
Available-for-sale investment securities	$-	$68,826	$ -
Loans held for sale	-	1,103	-
Total	$-	$69,929	$ -

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9 – Fair Value Measurements - continued

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of March 31, 2010 for which a nonrecurring change in fair value has been recorded during the quarter ended March 31, 2010.

Assets and liabilities measured at fair value on a nonrecurring basis are as follows as of March 31, 2010 and December 31, 2009:

March 31, 2010 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Intangible assets	$-	$-	$1,560
Other real estate owned	-	8,833	-
Impaired loans	-	66,424	10,943
Total	$-	$75,257	$12,503

December 31, 2009
(Dollars in thousands)
Intangible assets	$-	$-	$1,663
Other real estate owned	-	7,165	-
Impaired loans	-	66,735	5,221
Total	$-	$73,900	$6,884

The table below presents reconciliation for all Level 3 assets and liabilities measured on a nonrecurring basis during the three months ended March 31, 2010.

(Dollars in thousands)	Intangible Assets	Impaired Loans
Balance, December 31, 2009	$1,663	$5,221
Amortization of core deposit premium	(103)	-
Change in impaired loans measured with present value of cash flows	-	5,722
Balance, March 31, 2010	$1,560	$10,943

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, or this “Quarterly Report,” we refer to Community Capital Corporation as “we,” “us,” “our,” or the “Company,” unless we specifically state otherwise or the context indicates otherwise, and we refer to our bank subsidiary, CapitalBank, as our “Bank,” unless we specifically state otherwise or the context indicates otherwise .

Cautionary Note Regarding Forward-Looking Statements

Some of our statements contained in, or incorporated by reference into, this Quarterly Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2009 under Item 1A “Risk Factors” and the following:

•
reduced earnings due to higher credit losses generally and specifically because losses in the sectors of our loan portfolio secured by real estate are greater than expected due to economic factors, including, but not limited to, declining real estate values, increasing interest rates, increasing unemployment, or changes in payment behavior or other factors;

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•	high concentration of our real estate-based loans collateralized by real estate in a weak commercial real estate market;
•	adequacy of the level of our allowance for loan losses;
•	the rate of delinquencies and amounts of charge-offs;
•	challenges, costs, and complications associated with the continued development of our branches;
•	changes in political conditions or the legislative or regulatory environment;
•	significant increases in competitive pressure in CapitalBank’s banking and financial services industries;
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

We operate a general commercial and retail banking business through our bank subsidiary, CapitalBank.  We believe our commitment to quality and personalized banking services is a factor that contributes to our competitiveness and success. Through the Bank, we provide a full range of lending services, including real estate, consumer and commercial loans to individuals and small to medium-sized businesses in our market areas, as well as residential mortgage loans. Our primary focus has been on real estate construction loans, commercial mortgage loans and residential mortgage loans. We complement our lending services with a full range of retail and commercial banking products and services, including checking, savings and money market accounts, certificates of deposit, credit card accounts, individual retirement accounts, safe deposit accounts, money orders and electronic funds transfer services. In addition to our traditional banking services, we also offer customers trust and fiduciary services. We make discount securities brokerage services available through a third-party brokerage service that has contracted with CapitalBank.

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

As of March 31, 2010, we had total consolidated assets of approximately $746 million, total deposits of approximately $578 million, total consolidated liabilities, including deposits, of approximately $691 million, and total consolidated shareholders’ equity of approximately $55 million. While the majority of our loan portfolio continues to perform well, real estate, construction and land development portion of our portfolio has been negatively impacted by current economic climate and the deterioration in the residential real estate sector. We continue to actively manage our non-performing assets and we may sell assets and take advantage of other market opportunities to dispose of problem assets. Recently, we have emphasized cost controls throughout our organization, which have been an important focus as economic growth has slowed.

The following is a discussion of our financial condition as of March 31, 2010 compared to December 31, 2009 and the results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this Quarterly Report.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2009 as filed on our Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates, which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Recent Developments

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

Recent Developments – continued

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

•
On February 17, 2009, the American Recovery and Reinvestment Act (the “Recovery Act”) was signed into law in an effort to, among other things, create jobs and stimulate growth in the United States economy.  The Recovery Act specifies appropriations of approximately $787 billion for a wide range of Federal programs and will increase or extend certain benefits payable under the Medicaid, unemployment compensation, and nutrition assistance programs.  The Recovery Act also reduces individual and corporate income tax collections and makes a variety of other changes to tax laws.  The Recovery Act also imposes certain limitations on compensation paid by participants in the U.S. Treasury's Troubled Asset Relief Program (“TARP”);

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

Recent Developments – continued

other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements.  The U.S. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine public-private investment fund managers.  As of December 31, 2009, public-private investment funds have completed initial and subsequent closings on approximately $6.2 billion of private sector equity capital, which was matched 100% by the U.S. Treasury representing $12.4 billion of total equity capital.  The U.S. Treasury has also provided $12.4 billion of debt capital, representing $24.8 billion of total purchasing power.  As of December 31, 2009, public-private investment funds have drawn-down approximately $4.3 billion of total capital which has been invested in certain non-agency residential mortgage-backed securities and commercial mortgage backed securities and cash equivalents pending investment.

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Net Interest Income – continued

Average Balances, Income and Expenses, and Rates
	For the Three Months Ended
	March 31, 2010			March 31, 2009
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$560,249	$7,506	5.43%	$637,298	$8,499	5.41%
Securities, taxable (3)	54,697	536	3.97%	47,225	615	5.28%
Securities, nontaxable (3)(4)	15,827	233	5.97%	28,152	453	6.53%
Nonmarketable equity securities	10,267	31	1.22%	2,041	30	5.96%
Fed funds sold and other	43,968	22	0.20%	2,840	2	0.29%
Total earning assets	685,008	8,328	4.93%	717,556	9,599	5.43%
Non-earning assets	64,760			65,849
Total assets	$749,768			$783,405

Liabilities:
Interest bearing liabilities:
Interest bearing transaction accounts	190,446	552	1.18%	207,123	290	0.57%
Savings accounts	43,175	138	1.30%	37,360	168	1.82%
Time deposits	237,570	1,240	2.12%	187,563	1,384	2.99%
Other short-term borrowings	-	-	-	36,218	34	0.38%
Federal Home Loan Bank advances	95,400	727	3.09%	146,800	1,457	4.03%
Junior subordinated debentures	10,310	179	7.04%	10,310	181	7.12%
Total interest bearing liabilities	576,901	2,836	1.99%	625,374	3,514	2.28%
Non-interest bearing liabilities	118,471			92,757
Shareholders’ equity	54,396			65,274
Total liabilities and shareholders’ equity	$749,768			$783,405
Net interest spread			2.94%			3.15%
Net interest income/margin		$5,492	3.25%		$6,085	3.44%
(1)	Annualized for the three-month period.
(2)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(3)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(4)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

The tax-effected net interest spread and net interest margin were 2.94% and 3.25%, respectively, for the three-month period ended March 31, 2010, compared to 3.15% and 3.44%, respectively, for the three-month period ended March 31, 2009.  During the three months ended March 31, 2010, earning assets averaged $685,008,000, compared to $717,556,000 for the three months ended March 31, 2009.  Interest earning assets exceeded interest earning liabilities by $108,107,000, and $92,182,000 for the three-month periods ended March 31, 2010 and March 31, 2009, respectively.

For the three months ended March 31, 2010, our tax-effected net interest income, the major component of our net income, was $5,492,000 compared to $6,085,000 for the same period of 2009, a decrease of $593,000 or 9.75%.  The decline in net interest income is a result of a decline in volume of earning assets and the movement of assets on the balance sheet out of higher yielding loans in to lower yielding, more liquid investments and interest bearing bank balances.  The average rate realized on interest-earning assets decreased to 4.93% from 5.43%, while the average rate paid on interest-bearing liabilities decreased to 1.99% from 2.28% for the three month periods ended March 31, 2010 and 2009, respectively.

Our tax-effected interest income for the three months ended March 31, 2010 was $8,328,000, which consisted of $7,506,000 on loans, $800,000 on investments, and $22,000 on federal funds sold and interest bearing deposits with correspondent banks.  The tax-effected interest income for the three months ended March 31, 2009 was $9,599,000, which consisted of $8,499,000 on loans, $1,098,000 on investments, and $2,000 on federal funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the three months ended March 31, 2010 and March 31, 2009, represented 90.13% and 88.54%, respectively, of total interest income.  Average loans represented 81.79% and 88.82% of average earning assets for the three-month periods ended March 31, 2010 and March 31, 2009, respectively.

Interest expense for the three months ended March 31, 2010 was $2,836,000, which consisted of $1,930,000 related to deposits and $906,000 related to other borrowings.  Interest expense for the three months ended March 31, 2009 was $3,514,000, which consisted of $1,842,000 related to deposits and $1,672,000 related to other borrowings.  Interest expense on deposits for the three months ended March 31, 2010 and March 31, 2009 represented 68.05% and 52.42%, respectively, of total interest expense.  Average interest bearing deposits represented 81.68% and 69.09% of average interest bearing liabilities for the three months ended March 31, 2010 and March 31, 2009, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Net Interest Income – continued
Analysis of Changes in Net Interest Income

The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the time periods indicated.
	Three Months Ended
	March 31, 2010 vs. 2009			March 31, 2009 vs. 2008
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Earning Assets
Loans	$(1,032)	$39	$(993)	$(324)	$(2,062)	$(2,386)
Securities, taxable	88	(167)	(79)	84	7	91
Securities, nontaxable	(184)	(36)	(220)	(18)	39	21
Nonmarketable equity securities	41	(40)	1	(111)	(1)	(112)
Federal funds sold and other	21	(1)	20	4	(4)	-
Total interest income	(1,066)	(205)	(1,271)	(365)	(2,021)	(2,386)

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	(25)	287	262	(142)	(742)	(884)
Savings accounts	24	(54)	(30)	9	(77)	(68)
Time deposits	318	(462)	(144)	(74)	(682)	(756)
Total interest-bearing deposits	317	(229)	88	(207)	(1,501)	(1,708)
Other short-term borrowings	(17)	(17)	(34)	(95)	(302)	(397)
Federal Home Loan Bank advances	(439)	(291)	(730)	113	(153)	(40)
Junior subordinate debt	-	(2)	(2)	-	-	-
Total interest expense	(139)	(539)	(678)	(189)	(1,956)	(2,145)
Net interest income	$(927)	$334	$(593)	$(176)	$(65)	$(241)

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

Provision and Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio.  We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits.  The Board of Directors reviews and approves the appropriate level for CapitalBank’s allowance for loan losses quarterly based upon management’s recommendations, results of the internal monitoring and reporting system, analysis of economic conditions in our markets, and review of historical statistical data for both us and other financial institutions.  Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are periodically made to maintain the allowance at an appropriate level based on our analysis of the potential risk in the loan portfolio.  Loan losses, which include write downs and charge-offs, and recoveries are charged or credited directly to the allowance.  The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses - continued

In developing our general reserve estimate, we have segmented the loan portfolio into ten risk categories: consumer loans, home equity lines, overdraft protection lines, 1-4 residential loans, commercial loans, commercial real estate loans, cash secured loans, mortgages held for resale, government guaranteed portions of loans, and DDA overdrafts.  Loss experience on each of the risk categories is compiled over the previous three-year period.  From this segmentation, we have identified several homogeneous pools and applied the corresponding three year loss factor for the reserve allocation.  The homogeneous pools we have identified include consumer installment loans, home equity lines of credit, overdraft protection lines, cash secured loans, mortgages held for resale, government guaranteed portions of loans, and DDA overdrafts in excess of 60 days. The remaining segments of the loan portfolio, which include 1-4 residential loans, commercial loans, and commercial real estate loans, are analyzed with the entire loan portfolio for progressions through our risk rating system.  We then apply the results generated from the three year historical loss migration analysis to each of these segments.  When a particular loan is identified as impaired, it is removed from the corresponding segment and individually analyzed and measured for specific reserve allocation.

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

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	March 31,
	2010	2009
Balance, January 1,	$14,160	$13,617
Provision for loan losses for the period	1,600	2,000
Charge-offs	(1,918)	(3,787)
Recoveries	176	12

Balance, end of period	$14,018	$11,842

Gross loans outstanding, end of period	$549,010	$626,069

Allowance for loan losses to loans outstanding	2.55%	1.89%

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Provision and Allowance for Loan Losses - continued

For the three months ended March 31, 2010, total provision expense was $1,600,000, compared to $2,000,000 for the three-month period ended March 31, 2009.  The decrease in provision was due to the decrease in charge offs to $1,918,000 for the three months ended March 31, 2010, compared to $3,787,000 for the three months ended March 31, 2009.  The allowance for loan losses was 2.55% of total loans at March 31, 2010, as compared to 1.89% at March 31, 2009.

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

Noninterest Income

Total noninterest income for the three months ended March 31, 2010 was $3,357,000, an increase of $1,495,000, or 80.29% compared to $1,862,000 for the three months ended March 31, 2009.  During the first quarter of 2010, we received payment of $912,000 for the settlement of a lawsuit regarding the management of a participation loan.  Including the litigation settlement, other operating income increased $914,000, or 25.86%, to $1,358,000 for the three months ended March 31, 2010 compared to $444,000 for the three months ended March 31, 2009.

We also recognized gains on the sale of securities available-for-sale in the amount of $683,000 for the three months ended March 31, 2010, which were the result of management’s decision to shorten the duration of the bond portfolio.  We realized gains of $145,000 for the three months ended March 31, 2009.

Service charges on deposit accounts decreased $81,000, or 14.38%, from the three months ended March 31, 2009 to the three months ended March 31, 2010.   Gains on sales of loans held for sale decreased $24,000, or 7.45%, from $322,000 to $298,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The income from fiduciary activities increased $124,000, or 35.63%, from the three-month period ended March 31, 2009 to the three-month period ended March 31, 2010.   The increase is primarily due to growth of new accounts as well as increased market value of assets under management.    Fees from brokerage services increased $27,000, or 72.97%, from the three months ended March 31, 2009 to the three months ended March 31, 2010.  The increase in our brokerage service income is primarily the result of the sale of annuities.

Noninterest Expense

Total noninterest expense for the first three months of 2010 was $4,893,000, an increase of $140,000, or 2.94%, when compared to $4,753,000 for the first three months of 2009.

The primary component of noninterest expense is salaries and benefits, which decreased $155,000, or 5.98%, from $2,594,000 for the three months ended March 31, 2009 to $2,439,000 for the three months ended March 31, 2010.  Net occupancy expense increased $2,000 for the three-month period ended March 31, 2010, an increase of 0.63% over the related period in 2009.  The amortization of intangible assets decreased $5,000, or 4.63%, to $103,000 from the three-month period ended March 31, 2009 to the three-month period ended March 31, 2010.  Furniture and equipment expense decreased $30,000, or 12.88% from the three-month period ended March 31, 2009 to the three-month period ended March 31, 2010.

We realized an increase in FDIC assessments of $240,000, or 226.42%, from $106,000 for the three-month period ended March 31, 2009 to $346,000 for the three-month period ended March 31, 2010.  The increase is primarily a result of increases in the FDIC insurance premiums due to the recession of the U.S. economy and failure of unaffiliated FDIC-insured depository institutions.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Expense - continued

Write downs on other real estate owned decreased 47.36% to $40,000 for the three months ended March 31, 2010 from $76,000 for the three-month period ended March 31, 2009.  Other operating expenses were $1,440,000 for the three months ended March 31, 2010, as compared to $1,498,000 for the same period in 2009, a decrease of $58,000, or 3.87%.

Income Taxes

For the three months ended March 31, 2010 and 2009, the effective income tax rate was 30.01% and 18.51%, respectively, and the income tax provision was $686,000 and $196,000, respectively.  The increase in the effective tax rate resulted from a lower percentage of pretax income being derived from tax free sources.

Net Income

The combination of the above factors resulted in net income of $1,600,000 for the three months ended March 31, 2010 compared to $863,000 for the comparable period in 2009, an increase of $737,000, or 85.40%.

Assets and Liabilities

During the first three months of 2010, total assets decreased $3,605,000, or 0.48%, when compared to December 31, 2009.  We experienced a decrease of $18,168,000, or 3.20%, in loans during the first three months of 2010.  Total investment securities decreased 1.12%, or $884,000, when compared to December 31, 2009.  Cash and due from banks including interest-bearing deposit accounts increased $21,255,000, or 43.26%, to $70,386,000 at March 31, 2010 compared to $49,131,000 at December 31, 2009.  The increase in cash at March 31, 2010 compared to December 31, 2009 was primarily due to our efforts in increase our on-balance sheet liquidity.  As a result, we retained significant balances in our Federal Reserve account rather than investing them in other types of assets.  On the liability side, total deposits decreased $4,987,000, or 0.85%, to $578,496,000 at March 31, 2010.

Investment Securities

Investment securities decreased $884,000 or 1.12%, to $78,288,000 at March 31, 2010 from $79,172,000 at December 31, 2009.  Securities available for sale decreased $1,062,000, or 1.54%, during the first three months of 2010 and nonmarketable equity securities increased $178,000, or 1.75%, during the first three months of 2010.  As of March 31, 2010, securities available for sale totaling $28,348,000 were in an unrealized loss position, all of which have been in a loss position for less than 12 months.  Based on industry analyst reports and credit ratings, we believe that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer, and, therefore, these losses are not considered other-than-temporary.

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans
Loans receivable decreased $18,168,000, or 3.20%, since December 31, 2009.  The largest decrease was in real estate construction, which decreased $17,020,000, or 11.73%, to $128,110,000 at March 31, 2010. Real estate mortgage and commercial loans decreased $4,325,000, or 1.37%, to $312,246,000 at March 31, 2010.  Commercial and agricultural loans increased $3,405,000, or 9.70%, to $38,487,000 at March 31, 2010.  Balances within the major loan receivable categories as of March 31, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Commercial and agricultural	$38,487	$35,082
Real estate – construction	128,110	145,130
Real estate - mortgage and commercial	312,246	316,571
Home equity	46,548	47,409
Consumer, installment	22,344	21,564
Consumer, credit card and checking	1,275	1,422
	$549,010	$567,178

Risk Elements in the Loan Portfolio

We incorporate by reference under this heading the disclosures under the heading “Provision and Allowance for Loan Losses” under this Item 2 of Part I.

The following is a summary of risk elements in the loan portfolio:

(Dollars in thousands)	March 31,	December 31,
	2010	2009
Loans:
Nonaccrual loans	$32,628	$41,163
Other impaired loans*	44,841	30,793
Accruing loans more than 90 days past due	1,294	1,662

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:
Criticized	$29,728	$18,725
Classified	56,247	64,848
*Other impaired loans consist of loans for which regular payments are still received; however, some uncertainty exists as to whether or not the full contractual amounts will be collected in accordance with the terms of the loan agreement.

Criticized and classified loans increased $2,402,000, or 2.88%, from $83,573,000 at December 31, 2009 to $85,975,000 at March 31, 2010.  The continued elevated level of criticized and classified loans is primarily due to the current economic downturn and related decline in demand for residential real estate.  As a result of the slowing demand, several development lenders are having significant cash flow issues.  Furthermore, residential real estate values are declining further exacerbating these cash flow issues.  Nonaccrual loans decreased $8,535,000, or 20.73%, from $41,163,000 December 31, 2009 to $32,628,000 at March 31, 2010, primarily due to our success at selling these assets.  We will continue our efforts to reduce our nonaccrual loan portfolio through the selling of these assets.  Other impaired loans increased $14,048,000, or 45.62%, from $30,793,000 at December 31, 2009 to $44,841,000 at March 31, 2010.  The increase in other impaired loans is primarily due to five relationships, all of which are secured by real estate.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Risk Elements in the Loan Portfolio - continued

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	March 31,	December 31,
	2010	2009
Impaired loans without a valuation allowance	$75,605	$71,295
Impaired loans with a valuation allowance	1,864	661

Total impaired loans	$77,469	$71,956

Valuation allowance related to impaired loans	$102	$181

(Dollars in thousands)	March 31,	December 31,
	2010	2009
Average investment in impaired loans	$78,252	$97,790

Interest income recognized on impaired loans	$430	$2,540

Interest income recognized on a cash basis on impaired loans	$392	$1,706

In order to concentrate our efforts on the timely resolution and disposition of nonperforming and foreclosed assets, in April 2008 we formed a special assets task force.  This group’s objective is to oversee, manage and form strategies for assets adversely rated or any other higher credit risks which have potential for further deterioration based on current market conditions.  This group is comprised of the Bank’s CEO, CFO, Chief Retail Officer, Chief Lending Officer, Senior Credit Officer, and the task force director who has extensive experience in problem credit workout and resolutions.  The task force works with all phases of foreclosures, including deed in lieu requests, troubled debt restructurings, nonaccrual assets, bankruptcies, and all loans with an internal rating of watch or worse. The primary goal of the task force is to efficiently and effectively provide a positive outcome, at the highest recovery value, for any collateral that is pursued through legal action.  For credits that continue to have positive merits that could warrant the Bank’s continuation of working with the borrower and guarantors, the group considers plans that would preserve, strengthen or otherwise enhance our position.  The group meets weekly and works in tandem with credit administration personnel.  Monthly reports are provided to the Board of Directors.

Premises and Equipment
Our purchases of fixed assets during the first three months of 2010 totaled $24,000, compared to $34,000 during the first three months of 2009.    Total fixed assets, net of depreciation, decreased $219,000 during the first three months of 2010.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Deposits

Total deposits decreased $4,987,000, or 0.85%, to $578,496,000 at March 31, 2010 from $583,483,000 at December 31, 2009.  Expressed in percentages, noninterest-bearing deposits decreased 9.68% from $112,333,000 at December 31, 2009 to $101,462,000 at March 31, 2010, and interest-bearing deposits increased 1.25% from $471,150,000 at December 31, 2009 to $477,034,000 at March 31, 2010.  Balances within the major deposit categories as of March 31, 2010 and December 31, 2009 are as follows:
(Dollars in thousands)	March 31, 2010	December 31, 2009

Noninterest-bearing demand deposits	$101,462	$112,333
Interest-bearing demand deposits	64,366	66,807
Money market accounts	131,124	123,806
Savings deposits	44,348	42,280
Certificates of deposit	211,316	211,057
Brokered certificates of deposit	25,880	27,200
	$578,496	$583,483

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us totaled $95,400,000 at March 31, 2010 and December 31, 2009.  During the three months ended March 31, 2010,  we made the decision to refinance two Federal Home Loan Bank advances, each in the amount of $10,000,000.  Although we incurred prepayment penalties of $1,516,000, which will be amortized over the life of the two new borrowings, we were able to significantly reduce our interest expense related to our Federal Home Loan Bank borrowings.  Of the $95,400,000 in advances with Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
12/07/11	4.12% - fixed, callable 06/07/10	$10,000
03/01/12	4.32% - fixed, callable 06/01/10	10,000
05/18/12	4.62% - fixed, callable 05/18/10	5,000
03/05/13	1.94% - fixed, callable 06/07/10	5,400
01/06/14	0.36% - adjustable rate, resets 04/06/10	10,000
01/06/14	0.36% - adjustable rate, resets 04/06/10	10,000
01/16/15	2.77% - fixed, callable 04/16/10	10,000
06/03/15	3.36% - fixed, callable 06/03/10	15,000
02/02/17	4.31% - fixed, callable 05/04/09	10,000
05/18/17	4.15% - fixed, callable 05/18/09	10,000
		$95,400

Junior Subordinated Debentures

On June 15, 2006, Community Capital Corporation Statutory Trust I (a non-consolidated subsidiary) issued $10,000,000 in trust preferred securities with a maturity of June 15, 2036.  The rate is fixed at 7.04% until June 14, 2011, at which point the rate adjusts quarterly to the three-month LIBOR plus 1.55%, and can be called without penalty beginning on June 15, 2011.  In accordance with accounting standards, the Trust has not been consolidated in these financial statements.  We received from the Trust $10,000,000 of proceeds from the issuance of the securities and $310,000 of initial proceeds from the capital investment in the Trust, and accordingly have shown the funds due to the Trust as $10,310,000 junior subordinated debentures.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Junior Subordinated Debentures - continued

 The proceeds from the issuance were used to extinguish short-term borrowings and to inject capital into the Bank, as the current regulatory rules allow certain amount of junior subordinated debentures to be included in the calculation of regulatory capital.

In January 2010, we announced the decision to defer future interest payments on our trust preferred subordinated debt, beginning with our interest payment due on March 15, 2010, for the foreseeable future to maintain cash levels at the holding company level.  The terms of the debentures and trust indentures allow for us to defer interest payments for up to 20 consecutive quarters without default or penalty.  During the period that the interest deferrals are elected, we will continue to record interest expense associated with the debentures.  Upon the expiration of the deferral period, all accrued and unpaid interest will be due and payable.

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

The following table summarizes capital ratios and the regulatory minimum requirements at March 31, 2010:

	Tier 1	Total	Tier 1
	Risk-based	Risk-based	Leverage
Actual ratio:
Community Capital Corporation	11.67%	12.94%	8.43%
CapitalBank	11.38%	12.65%	8.22%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

Shareholders’ equity was increased by net income of $1,600,000 during the three months ended March 31, 2010. Due to changes in the market rates of interest, the fair value of our securities available for sale decreased, which had the effect of decreasing shareholder’s equity by $465,000, net of deferred taxes, for the three months ended March 31, 2010 when compared to December 31, 2009.  Total equity also increased by $71,000 for the amortization of deferred compensation on restricted stock for the three months ended March 31, 2010.  Total equity was also increased by $130,000 for sales of treasury shares.

Our liquidity position increased during the quarter ended March 31, 2010, as we had no overnight wholesale borrowings and $59,200,000 in our Federal Reserve correspondent account at March 31, 2010.  For the near term, maturities and sales of securities available-for-sale are expected to be a source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities.  At March 31, 2010, we had $34,869,000 million of securities available-for-sale as sources of liquidity.  We also expect to build our deposit base. Advances from the Federal Home Loan Bank, availability at Federal Reserve Bank Discount Window, and our correspondent banks will also continue to serve as a funding source, at least for the near future. At March 31, 2010, we had no borrowings outstanding and had the ability to receive $9,793,000 in funds under the terms of our agreement with the Federal Reserve Bank.  Additionally , we have the ability to receive an additional $90,800,000 in advances under the terms of our agreement with the Federal Home Loan Bank.  Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $15,000,000 of unused lines of credit to purchase federal funds.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At March 31, 2010, we had issued commitments to extend credit of $58,831,000 and standby letters of credit of $1,897,000 through various types of commercial lending arrangements.  Approximately $46,633,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2009.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments to extend credit	$4,962	$3,492	$18,350	$26,804	$32,027	$58,831
Standby letters of credit	386	497	992	1,875	22	1,897
Total	$5,348	$3,989	$19,342	$28,679	$32,049	$60,728

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

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

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

COMMUNITY CAPITAL CORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

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

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

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

COMMUNITY CAPITAL CORPORATION

By:	/s/ WILLIAM G. STEVENS
William G. Stevens
President & Chief Executive Officer

Date: May 6, 2010	By:	/s/ R. WESLEY BREWER
R. Wesley Brewer
Chief Financial Officer