Form 10-Q
period 2010-06-30
COMMUNITY CAPITAL CORP /SC/
filed 2010-08-03
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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
9,952,693 shares of common stock, $1.00 par value per share, as of July 23, 2010

COMMUNITY CAPITAL CORPORATION

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Balance Sheets
PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements
(Dollars in thousands, except for per share data)	June 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents:
Cash and due from banks	$15,351	$10,141
Interest-bearing deposit accounts	97,527	38,990

Total cash and cash equivalents	112,878	49,131

Investment securities:
Securities available-for-sale	56,143	68,826
Securities held-to-maturity (estimated fair value of $168 at June 30, 2010 and $170 at December 31, 2009)	160	160
Nonmarketable equity securities	10,402	10,186
Total investment securities	66,705	79,172
Loans held for sale	4,582	1,103
Loans receivable	521,486	567,178
Less allowance for loan losses	(13,177)	(14,160)
Loans, net	508,309	553,018
Other real estate owned	13,840	7,165
Premises and equipment, net	15,737	16,150
Interest receivable	2,500	3,046
Prepaid expenses	4,117	4,873
Intangible assets	1,460	1,663
Cash surrender value of life insurance	17,035	16,689
Deferred tax asset	5,925	6,622
Income tax receivable	-	9,634
Other assets	3,957	1,176
Total assets	$757,045	$749,442

Liabilities:
Deposits:
Noninterest-bearing	$108,332	$112,333
Interest-bearing	480,444	471,150

Total deposits	588,776	583,483
Advances from the Federal Home Loan Bank	95,400	95,400
Accrued interest payable	934	1,337
Junior subordinated debentures	10,310	10,310
Other liabilities	5,834	5,155
Total liabilities	701,254	695,685

Shareholders’ equity:
Common stock, $1.00 par value; 20,000,000 shares authorized; 10,721,450 shares issued at June 30, 2010 and December 31, 2009	10,721	10,721
Capital surplus	65,539	66,473
Accumulated other comprehensive income	678	909
Retained deficit	(9,752)	(11,705)
Nonvested restricted stock	(234)	(364)
Treasury stock, at cost (768,757 and 845,627 shares in 2010 and 2009, respectively)	(11,161)	(12,277)

Total shareholders’ equity	55,791	53,757
Total liabilities and shareholders’ equity	$757,045	$749,442

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except per share data)	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$14,843	$16,891	$7,343	$8,401
Investment securities:
Taxable	1,017	1,133	481	517
Tax-exempt	323	612	153	283
Nonmarketable equity securities	66	61	35	31
Other interest income	60	8	40	7
Total	16,309	18,705	8,052	9,239

Interest expense:
Deposits	3,904	3,664	1,974	1,823
Federal Home Loan Bank advances	1,456	2,916	729	1,459
Other interest expense	365	417	186	200
Total	5,725	6,997	2,889	3,482

Net interest income	10,584	11,708	5,163	5,757
Provision for loan losses	3,600	7,800	2,000	5,800
Net interest income (loss) after provision for loan losses	6,984	3,908	3,163	(43)

Other operating income:
Service charges on deposit accounts	973	1,136	492	573
Gains on sales of loans held for sale	708	815	410	493
Fees from brokerage services	144	111	80	74
Income from fiduciary activities	921	754	449	406
Gain on sales of securities available-for-sale	1,265	393	582	248
Other operating income	1,923	888	563	444
Total	5,934	4,097	2,576	2,238

Other operating expenses:
Salaries and employee benefits	4,919	5,211	2,480	2,617
Net occupancy expense	654	640	321	320
Amortization of intangible assets	202	213	100	105
Furniture and equipment expense	380	455	188	223
FDIC assessments	725	612	379	506
Write downs on other real estate owned	398	1,238	358	1,162
Loss on sales of fixed assets	-	18	-	21
Other operating expenses	2,980	3,386	1,539	2,068
Total	10,258	11,773	5,365	7,022

Income (loss) before income taxes	2,660	(3,768)	374	(4,827)
Income tax provision (benefit)	707	(1,690)	21	(1,886)

Net income (loss)	$1,953	$(2,078)	$353	$(2,941)

Basic net income (loss) per share	$0.20	$(0.47)	$0.04	$(0.66)
Diluted net income (loss) per share	$0.20	$(0.47)	$0.04	$(0.66)

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the six months ended June 30, 2010 and 2009
(Unaudited)
	Common Stock		Nonvested Restricted Stock	Capital Surplus	Retained Earnings (loss)	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
(Dollars in thousands,
except for per share amounts)	Shares	Amount
Balance, December 31, 2008	5,666,760	$5,667	$(445)	$62,405	$14,218	$527	$(17,415)	$64,957

Net loss					(2,078)			(2,078)

Other comprehensive loss, net of tax benefit						(360)		(360)

Comprehensive Income								(2,438)

Issuance of restricted stock	49,500	49	(302)	253				-

Amortization of deferred compensation on restricted stock			191					191

Forfeitures of restricted stock	(100)							-

Redemptions of treasury shares (7,276 shares)							38	38

Dividends paid ($0.15 per share)					(677)			(677)

Balance, June 30, 2009	5,716,160	$5,716	$(556)	$62,658	$11,463	$167	$(17,377)	$62,071

Balance, December 31, 2009	10,721,450	$10,721	$(364)	$66,473	$(11,705)	$909	$(12,277)	$53,757

Net income					1,953			1,953

Other comprehensive loss, net of tax benefit						(231)		(231)

Comprehensive Income								1,722

Redemptions of treasury shares (76,870 shares)				(880)			1,116	236

Capitalized expenses associated with rights offering				(54)				(54)

Amortization of deferred compensation on restricted stock			130					130

Balance, June 30, 2010	10,721,450	$10,721	$(234)	$65,539	$(9,752)	$678	$(11,161)	$55,791

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,953	$(2,078)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	478	452
Provision for loan losses	3,600	7,800
Deferred income tax expense	697	-
Amortization of intangible assets	203	213
Amortization less accretion on investments	7	33
Amortization of deferred loan costs and fees, net	445	520
Amortization of deferred compensation on restricted stock	130	191
Write downs of other real estate owned	398	1,238
Net gain on sales of securities available-for-sale	(1,265)	(475)
Net loss on sale of other real estate owned	78	211
Net loss on write-off of nonmarketable equity securities	-	82
Loss on sale of fixed assets	-	18
Disbursements of loans held for sale	(18,875)	(28,058)
Proceeds from sales of loans held for sale	15,396	24,967
Decrease in income tax receivable	9,634	-
Decrease in interest receivable	546	551
Decrease in interest payable	(403)	(235)
Increase in other assets	(2,251)	(3,247)
Increase in other liabilities	679	996
Net cash provided by operating activities	11,450	3,179

Cash flows from investing activities:
Net decrease in loans to customers	29,364	13,318
Purchases of securities available-for-sale	(56,707)	(21,092)
Proceeds from maturities and sales of securities available-for-sale	70,297	34,407
Purchases of nonmarketable equity securities	(216)	(1,785)
Proceeds from sales of nonmarketable equity securities	-	2,332
Proceeds from sales of other real estate	4,149	4,466
Purchases of premises and equipment	(65)	(97)
Proceeds from sales of premises and equipment	-	277
Net cash provided by investing activities	46,822	31,826

Cash flows from financing activities:
Net increase in deposit accounts	5,293	55,751
Net decrease in federal funds purchased and repos	-	(3,729)
Advances of Federal Home Loan Bank borrowings	20,000	39,700
Repayments of Federal Home Loan Bank borrowings	(20,000)	(65,485)
Dividends paid	-	(677)
Sales of treasury stock	236	38
Capitalized expenses associated with rights offering	(54)	-
Net cash provided by financing activities	5,475	25,598

Net increase in cash and cash equivalents	63,747	60,603

Cash and cash equivalents, beginning of period	49,131	13,612

Cash and cash equivalents, end of period	$112,878	$74,215

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of June 30, 2010 and for the interim periods ended June 30, 2010 and 2009 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2009 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.  In preparing the financial statements, Community Capital Corporation (the “Company”) has evaluated events and transactions occurring subsequent to the financial statement date through the filing date of August 3, 2010 for potential recognition or disclosure.

Note 2 - Supplemental Cash Flow Information

(Dollars in thousands)	Six Months Ended June 30,
	2010	2009
Cash paid during the period for:
Income taxes	$1,518	$990
Interest	6,128	7,232

Noncash investing and financing activities:
Foreclosures on loans	$11,300	$6,347

Note 3 - Shareholders' Equity

During the first six months of 2010, the Company redeemed 76,870 shares of treasury shares for total proceeds of $236,000.   The Company’s 401(k) plan and Dividend Reinvestment and Stock Purchase Plan now purchase shares from treasury versus the open market to generate additional capital for the Company.

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 – Earnings (Losses) Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings (losses) per share are as follows:

(Dollars in thousands, except per share)	Six Months Ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income (losses) available to common shareholders	$1,953	9,875,871	$0.20
Effect of dilutive securities
Unvested restricted stock	-	39,705
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$1,953	9,915,576	$0.20

(Dollars in thousands, except per share)	Six Months Ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income (losses) available to common shareholders	$(2,078)	4,447,240	$(0.47)
Effect of dilutive securities
Unvested restricted stock	-	-
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$(2,078)	4,447,240	$(0.47)

(Dollars in thousands, except per share)	Three Months Ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income (losses) available to common shareholders	$353	9,899,454	$0.04
Effect of dilutive securities
Unvested restricted stock	-	36,582
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$353	9,936,036	$0.04

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings (Losses) Per Share - continued

(Dollars in thousands, except per share)	Three Months Ended June 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income (losses) available to common shareholders	$(2,941)	4,451,987	$(0.66)
Effect of dilutive securities
Unvested restricted stock	-	-
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$(2,941)	4,451,987	$(0.66)

Note 5 - Comprehensive Income (Loss)

The following tables set forth the amounts of other comprehensive income (losses) included in equity along with the related tax effects:

	Six Months Ended June 30, 2010
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(1,616)	$550	$(1,066)
Less: reclassification adjustment for gains realized in net income	1,265	(430)	835
Net unrealized losses on securities	(351)	120	(231)

Other comprehensive loss	$(351)	$120	$(231)

	Six Months Ended June 30, 2009
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(153)	$52	$(101)
Less: reclassification adjustment for gains realized in net income	(393)	134	(259)
Net unrealized losses on securities	(546)	186	(360)

Other comprehensive loss	$(546)	$186	$(360)

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Comprehensive Income - continued

	Three Months Ended June 30, 2010
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(228)	$78	$(150)
Less: reclassification adjustment for gains realized in net income	582	(198)	384
Net unrealized gains on securities	354	(120)	234

Other comprehensive loss	$354	$(120)	$234

	Three Months Ended June 30, 2009
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(741)	$252	$(489)
Less: reclassification adjustment for losses realized in net income	(248)	84	(164)
Net unrealized losses on securities	(989)	336	(653)

Other comprehensive loss	$(989)	$336	$(653)

Note 6 – Stock Based Compensation

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

There have been no shares issued during the three and six month period ended June 30, 2010.  During 2009, we issued 49,500 shares of restricted stock pursuant to the 2004 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested on February 1, 2012.  The weighted-average fair value of restricted stock issued during 2009 was $6.14.  Compensation cost associated with prior issuances of restricted stock was $130,000 and $191,000 for the six months ended June 30, 2010 and 2009, respectively, and $59,000 and $95,000 for the three months ended June 30, 2010 and 2009, respectively.  At June 30, 2010, we had 97,098 stock awards available for grant under the 2004 Equity Incentive Plan.

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Investment Securities

Securities available-for-sale at June 30, 2010 and December 31, 2009 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2010
Obligations of state and local governments	$13,823	$220	$94	$13,949
	13,823	220	94	13,949
Mortgage-backed securities	41,200	1,011	17	42,194
Total	$55,023	$1,231	$111	$56,143

December 31, 2009
Government-sponsored enterprises	$12,996	$91	$-	$13,087
Obligations of state and local governments	16,167	391	-	16,558
	29,163	482	-	29,645
Mortgage-backed securities	38,174	1,063	56	39,181
Total	$67,337	$1,545	$56	$68,826

Securities held-to-maturity as of June 30, 2010 and December 31, 2009 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2010
Obligations of state and local governments	$160	$8	$-	$168

December 31, 2009
Obligations of state and local governments	$160	$10	$-	$170

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010.

Securities Available-for-Sale
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses
Obligations of state and local governments	$4,120	$94	$-	$-	$4,120	$94

Mortgage-backed securities	2,536	17	-	-	2,536	17
Total	$6,656	$111	$-	$-	$6,656	$111

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

The following table summarizes the maturities of securities available-for-sale and held-to-maturity as of June 30, 2010, based on the contractual maturities.  Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

	Securities Available-For-Sale		Securities Held-To-Maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$735	$739	$-	$-
Due after one year but within five years	2,976	3,022	160	168
Due after five years but within ten years	5,069	5,226	-	-
Due after ten years	5,043	4,962	-	-
	13,823	13,949	160	168
Mortgage-backed securities	41,200	42,194	-	-
Total	$55,023	$56,143	$160	$168

Proceeds from maturities and sales of securities available-for-sale during the six months ended June 30, 2010 were $70,297,000 which resulted in gross realized gains of $1,265,000 during the six months ended June 30, 2010.

At June 30, 2010 and December 31, 2009, securities having amortized costs of approximately $28,469,000 and $36,317,000, respectively, were pledged as collateral for short-term borrowings, to secure public and trust deposits, and for other purposes as required and permitted by law.

The Company has nonmarketable equity securities consisting of investments in several financial institutions.  These investments totaled $10,402,000 at June 30, 2010 and $10,186,000 at December 31, 2009. During the first six months of 2010, there were no sales of nonmarketable equity securities, nor any losses related to OTTI.  During the first six months of 2009, the Company recorded OTTI of $82,000 on its investment in Community Financial Services, Inc. stock.

Note 8 – Other Real Estate Owned

CapitalBank (the “Bank”) possessed $13,840,000 and $7,165,000 in other real estate owned at June 30, 2010 and December 31, 2009, respectively.  Transactions in other real estate owned for the six months ended June 30, 2010 are summarized below:

June 30,
(Dollars in thousands)	2010
Balance, December 31, 2009	$7,165
Additions	11,300
Sales	(4,227)
Write downs	(398)
Balance, June 30, 2010	$13,840

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

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9 – Fair Value Measurements - continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and due from banks	$15,351	$15,351	$10,141	$10,141
Interest-bearing deposit accounts	97,527	97,527	38,990	38,990
Securities available-for-sale	56,143	56,143	68,826	68,826
Securities held-to-maturity	160	168	160	170
Nonmarketable equity securities	10,402	10,402	10,186	10,186
Cash surrender value of life insurance	17,035	17,035	16,689	16,689
Loans and loans held for sale	526,068	525,274	568,281	562,072
Accrued interest receivable	2,500	2,500	3,046	3,046

Financial Liabilities:
Demand deposit, interest bearing
transaction, and savings accounts	$361,311	$361,311	$345,226	$345,226
Certificates of deposit and other time deposits	227,465	229,612	238,257	240,729
Advances from the Federal Home Loan Bank	95,400	89,562	95,400	90,478
Junior subordinated debentures	10,310	10,642	10,310	10,740
Accrued interest payable	934	934	1,337	1,337

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level as of June 30, 2010 and December 31, 2009.

June 30, 2010 (Dollars in thousands)	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available-for-sale investment securities	$-	$56,143	$-
Loans held for sale	-	4,582	-
Total	$-	$60,725	$-

December 31, 2009
(Dollars in thousands)
Available-for-sale investment securities	$-	$68,826	$-
Loans held for sale	-	1,103	-
Total	$-	$69,929	$-

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9 – Fair Value Measurements - continued

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of June 30, 2010 for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2010.

Assets and liabilities measured at fair value on a nonrecurring basis are as follows as of June 30, 2010 and December 31, 2009:

(Dollars in thousands) June 30, 2010	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Intangible assets	$-	$-	$1,460
Other real estate owned	-	13,840	-
Impaired loans	-	64,521	20,705
Total	$-	$78,361	$22,165

December 31, 2009
Intangible assets	$-	$-	$1,663
Other real estate owned	-	7,165	-
Impaired loans	-	66,735	5,221
Total	$-	$73,900	$6,884

The table below presents reconciliation for all Level 3 assets and liabilities measured on a nonrecurring basis during the six months ended June 30, 2010.

(Dollars in thousands)	Intangible Assets	Impaired Loans
Balance, December 31, 2009	$1,663	$5,221
Amortization of core deposit premium	(203)	-
Change in impaired loans measured with present value of cash flows	-	15,484
Balance, June 30, 2010	$1,460	$20,705

Note 10 – Recent Regulatory Developments

The Company and the Bank are subject to periodic examination by various regulatory agencies.  In October 2009, the Federal Reserve Bank of Richmond (the "Federal Reserve") conducted their safety and soundness examination of the Bank.  Since receiving the Federal Reserve’s report of examination in January 2010, which was based on the Bank’s financial statements as of June 30, 2009 and loan data as of September 15, 2009, the Company has been actively addressing the concerns raised in the report and as a result has improved the Company's financial condition materially since the examination date.  Although the Company has materially improved its financial condition since the Federal Reserve’s October 2009 examination and remains well-capitalized as of June 30, 2010, the Company entered into a written agreement with the Federal Reserve on July 28, 2010.  The written agreement requires the Bank to take certain actions to continue to address concerns raised in the examination, including, but not limited to, designing a plan to improve the Bank's position on certain problem loans, reviewing and revising its allowance for loan and lease losses (“ALLL”) methodology, strengthening its credit risk management and lending program, enhancing its written liquidity and contingency funding plan, and submitting a capital plan to maintain the Bank’s capital ratios in excess of the minimum thresholds required to be well-capitalized.  The written agreement also prohibits the Company and the Bank from declaring or paying any dividends without the prior written approval of the Federal Reserve and the South Carolina Board of Financial Institutions, respectively.  The Company will continue to work diligently to ensure that the requirements of the formal agreement are met in a timely manner.  Nevertheless, if the Company fails to comply with the requirements of the written agreement, the Company may be subject to further regulatory action.

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

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•	high concentration of our real estate-based loans collateralized by real estate in a weak commercial real estate market;
•	adequacy of the level of our allowance for loan losses;
•	the rate of delinquencies and amounts of charge-offs;
•	challenges, costs, and complications associated with the continued development of our branches;
•	changes in political conditions or the legislative or regulatory environment, including the effect of recent financial reform legislation on the banking industry;
•	significant increases in competitive pressure in the Bank’s banking and financial services industries;
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

As of June 30, 2010, we had total consolidated assets of approximately $757 million, total deposits of approximately $589 million, total consolidated liabilities, including deposits, of approximately $701 million, and total consolidated shareholders’ equity of approximately $56 million. While the majority of our loan portfolio continues to perform well, the real estate construction and land development portion of our portfolio has been negatively impacted by current economic climate and the deterioration in the residential real estate sector. We continue to actively manage our non-performing assets and we may sell assets and take advantage of other market opportunities to dispose of problem assets. Recently, we have emphasized cost controls throughout our organization, which have been an important focus as economic growth has slowed.

Recent Regulatory Developments

As described above in Note 10 – Recent Regulatory Developments to our Condensed Consolidated Financial Statements, in October 2009, the Federal Reserve conducted their safety and soundness examination of our Bank.  Since receiving the Federal Reserve’s report of examination in October 2009, which was based on the Bank’s financial statements as of June 30, 2009 and loan data as of September 15, 2009, we have been actively addressing the concerns raised in the report and as a result have improved our financial condition materially since the examination date.  Although we have materially improved our financial condition since the Federal Reserve’s October 2009 examination and remain well-capitalized as of June 30, 2010, we entered into a written agreement with the Federal Reserve on July 28, 2010 to ensure that certain requirements imposed by the Federal Reserve are fully addressed by us.  The written agreement, which is included in its entirety as Exhibit 10.1 to this report, requires the Bank to take certain actions to continue to address concerns raised in the examination, which was based on the Bank’s financial statements as of June 30, 2009 and loan data as of September 15, 2009, including, but not limited to, designing

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Recent Regulatory Developments - continued

a plan to improve the Bank’s position on certain problem loans, reviewing and revising its allowance for loan and lease losses (“ALLL”) methodology, strengthening its credit risk management and lending program, enhancing its written liquidity and contingency funding plan, and submitting a capital plan to maintain the Bank’s capital ratios in excess of the minimum thresholds required to be well-capitalized.  The written agreement also prohibits the Company and the bank from declaring or paying any dividends without the prior written approval of the Federal Reserve and the South Carolina Board of Financial Institutions, respectively.

The written agreement does not contain any provisions to increase capital and will not result in any change to financial results.  We intend to take all actions necessary to enable the Bank to comply with the requirements of this agreement, and as of the date hereof we have submitted all documentation required to the Federal Reserve.  Nevertheless, there can be no assurance that the Bank will be able to fully comply with the provisions of the agreement, and the determination of our compliance will be made by the Federal Reserve.  If we were unable to comply with the requirements of the written agreement, we could be subject to further regulatory action by the Federal Reserve.

Financial Condition

The following is a discussion of our financial condition as of June 30, 2010 compared to December 31, 2009 and the results of operations for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this Quarterly Report.

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

We believe the accounting for Other Real Estate Owned (“OREO”) is a critical accounting policy that requires judgments and estimates used in preparation of our consolidated financial statements.  OREO is initially recorded at fair value, less any costs to sell.  If the fair value, less cost to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses.  If the fair value, less cost to sell, of the OREO decreases during the holding period, a valuation allowance is established with a charge to foreclosed property costs.  When the OREO is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.  Financed sales of OREO are accounted for in accordance with Accounting Standards Codification (“ASC”) 360-20, Real Estate Sales.

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

•
On February 2, 2010, the U.S. President called on the U.S. Congress to create a new Small Business Lending Fund.  Under this proposal, $30 billion in TARP funds would be transferred to a new program outside of TARP to support small business lending.  As proposed, only small- and medium-sized banks would qualify to participate in the program; and

•
On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, a comprehensive regulatory framework that will affect every financial institution in the U.S.  U.S. financial regulators will begin the rulemaking process over the next 6 to 18 months which will set the parameters of the new regulatory framework and provide a clearer understanding of the legislation's effect on banks.

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Net Interest Income– continued

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended
	June 30, 2010			June 30, 2009
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets:
Earning Assets:
Loans(2)(4)	$538,676	7,350	5.47%	$626,961	8,410	5.38%
Securities, taxable(3)	52,272	481	3.69%	42,183	518	4.93%
Securities, nontaxable(3)(4)	14,260	211	5.93%	25,150	393	6.27%
Nonmarketable equity securities	10,387	35	1.35%	2,041	31	6.09%
Fed funds sold and other	78,844	39	0.20%	19,619	7	0.14%
Total earning assets	694,439	8,116	4.69%	715,954	9,359	5.24%
Non-earning assets	57,612			66,476
Total assets	$752,051			$782,430

Liabilities:
Interest bearing liabilities:
Interest bearing transaction accounts	202,858	579	1.14%	189,041	329	0.70%
Savings accounts	45,383	144	1.27%	38,947	162	1.67%
Time deposits	232,747	1,250	2.15%	200,969	1,332	2.66%
Other short-term borrowings	-	-	-%	35,619	23	0.26%
Federal Home Loan Bank borrowings	95,400	730	3.07%	137,221	1,459	4.26%
Junior subordinated debentures	10,310	186	7.24%	10,310	177	6.89%
Total interest bearing liabilities	586,698	2,889	1.98%	612,107	3,482	2.28%
Non-interest bearing liabilities	109,890			106,388
Shareholders’ equity	55,463			63,935
Total liabilities and shareholders’ equity	$752,051			$782,430
Net interest spread			2.71%			2.96%
Net interest income/margin		$5,227	3.02%		$5,877	3.29%
---------------
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

The tax-effected net interest spread and net interest margin were 2.71% and 3.02%, respectively, for the three month period ended June 30, 2010, compared to 2.96% and 3.29% for the three month period ended June 30, 2009.  During the three months ended June 30, 2010, earning assets averaged $694,439,000, compared to $715,954,000 for the three months ended June 30, 2009.  Interest earning assets exceeded interest earning liabilities by $107,741 000, and $103,847,000 for the three month periods ended June 30, 2010 and June 30, 2009, respectively.

For the three months ended June 30, 2010, our tax-effected net interest income, the major component of our net income, was $5,227,000 compared to $5,877,000 for the same period of 2009, a decrease of $650,000 or 11.06%.  The decline in net interest income is a result of a decline in volume of earning assets and the movement of assets on the balance sheet out of higher yielding loans in to lower yielding, more liquid investments and interest bearing bank balances.  The average rate realized on interest-earning assets decreased to 4.69% from 5.24%, while the average rate paid on interest-bearing liabilities also decreased to 1.98% from 2.28% for the three month periods ended June 30, 2010 and 2009, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Net Interest Income– continued

Our tax-effected interest income for the three months ended June 30, 2010 was $8,116,000, which consisted of $7,350,000 on loans, $727,000 on investments, and $39,000 on federal funds sold and interest bearing deposits with correspondent banks.  The tax-effected income for the three months ended June 30, 2009 was $9,359,000, which consisted of $8,410,000 on loans, $942,000 on investments, and $7,000 on federal funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the three months ended June 30, 2010 and June 30, 2009, represented 90.56% and 89.86%, respectively, of total interest income.  Average loans represented 77.57% and 87.57% of average earning assets for the three month periods ended June 30, 2010 and June 30, 2009, respectively.

Interest expense for the three months ended June 30, 2010 was $2,889,000, which consisted of $1,973,000 related to deposits and $916,000 related to other borrowings.  Interest expense for the three months ended June 30, 2009 was $3,482,000, which consisted of $1,823,000 related to deposits and $1,659,000 related to other borrowings.  Interest expense on deposits for the three months ended June 30, 2010 and June 30, 2009 represented 68.29% and 52.35%, respectively, of total interest expense.  Average interest bearing deposits represented 81.98% and 70.08% of average interest bearing liabilities for the three months ended June 30, 2010 and June 30, 2009, respectively.

Average Balances, Income and Expenses, and Rates

	For the Six Months Ended
	June 30, 2010			June 30, 2009
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets:
Earning Assets:
Loans(2)(4)	$549,403	14,857	5.45%	$632,101	16,907	5.39%
Securities, taxable(3)	53,477	1,017	3.84%	44,689	1,133	5.11%
Securities, nontaxable(3)(4)	15,039	446	5.98%	26,643	846	6.40%
Nonmarketable equity securities	10,328	66	1.29%	2,041	61	6.03%
Fed funds sold and other	61,502	60	0.20%	11,277	8	0.14%
Total earning assets	689,749	16,446	4.81%	716,751	18,955	5.33%
Non-earning assets	61,167			66,164
Total assets	$750,916			$782,915

Liabilities:
Interest bearing liabilities:
Interest bearing transaction accounts	196,679	1,131	1.16%	198,031	619	0.63%
Savings accounts	44,286	282	1.28%	38,158	330	1.74%
Time deposits	235,145	2,491	2.14%	194,303	2,715	2.82%
Other short-term borrowings	-	-	-%	35,918	58	0.33%
Federal Home Loan Bank borrowings	95,400	1,456	3.08%	141,984	2,916	4.14%
Junior subordinated debentures	10,310	365	7.14%	10,310	359	7.02%
Total interest bearing liabilities	581,820	5,725	1.98%	618,704	6,997	2.28%
Non-interest bearing liabilities	114,163			100,379
Shareholders’ equity	54,933			63,832
Total liabilities and shareholders’ equity	$750,916			$782,915
Net interest spread			2.82%			3.05%
Net interest income/margin		$10,721	3.13%		$11,958	3.36%
 ---------------
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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Net Interest Income– continued

The tax-effected net interest spread and net interest margin were 2.82% and 3.13%, respectively, for the six month period ended June 30, 2010, compared to 3.05% and 3.36% for the six month period ended June 30, 2009.  During the six months ended June 30, 2010, earning assets averaged $689,749,000, compared to $716,751,000 for the six months ended June 30, 2009.  Interest earning assets exceeded interest earning liabilities by $107,929,000, and $98,047,000 for the six month periods ended June 30, 2010 and June 30, 2009, respectively.

For the six months ended June 30, 2010, our tax-effected net interest income, the major component of our net income, was $10,721,000 compared to $11,958,000 for the same period of 2009, a decrease of $1,237,000 or 10.34%.  The decline in net interest income is a result of a decline in volume of earning assets and the movement of assets on the balance sheet out of higher yielding loans in to lower yielding, more liquid investments and interest bearing bank balances.   The average rate realized on interest-earning assets decreased to 4.81% from 5.33%, and the average rate paid on interest-bearing liabilities decreased to 1.98% from 2.28% for the six month periods ended June 30, 2010 and 2009, respectively.

Our tax-effected interest income for the six months ended June 30, 2010 was $16,446,000, which consisted of $14,857,000 on loans, $1,529,000 on investments, and $60,000 on federal funds sold and interest bearing deposits with correspondent banks.  The tax-effected income for the six months ended June 30, 2009 was $18,955,000, which consisted of $16,907,000 on loans, $2,040,000 on investments, and $8,000 on fed funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the six months ended June 30, 2010 and June 30, 2009, represented 90.34% and 89.20%, respectively, of total interest income.  Average loans represented 79.65% and 88.19% of average earning assets for the six month periods ended June 30, 2010 and June 30, 2009, respectively.

Interest expense for the six months ended June 30, 2010 was $5,725,000, which consisted of $3,904,000 related to deposits and $1,821,000 related to other borrowings.  Interest expense for the six months ended June 30, 2009 was $6,997,000, which consisted of $3,664,000 related to deposits and $3,333,000 related to other borrowings.  Interest expense on deposits for the six months ended June 30, 2010 and June 30, 2009 represented 68.19% and 52.37%, respectively, of total interest expense.  Average interest bearing deposits represented 81.83% and 69.58% of average interest bearing liabilities for the six months ended June 30, 2010 and June 30, 2009, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Net Interest Income– continued

Analysis of Changes in Net Interest Income

The following tables set forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the time periods indicated.

	Three Months Ended
	June 30, 2010 vs. 2009			June 30, 2009 vs. 2008
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Earning Assets
Loans	$(1,203)	$143	$(1,060)	$(384)	$(1,197)	$(1,581)
Securities, taxable	109	(146)	(37)	43	(25)	18
Securities, nontaxable	(162)	(20)	(182)	(63)	10	(53)
Nonmarketable equity securities	44	(40)	4	(115)	7	(108
Federal funds sold and other	28	4	32	9	(4)	5
Total interest income	(1,184)	(59)	(1,243)	(510)	(1,209)	(1,719)

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	26	224	250	(111)	(269)	(380)
Savings accounts	24	(42)	(18)	14	(57)	(43)
Time deposits	193	(275)	(82)	134	(465)	(331)
Total interest-bearing deposits	243	(93)	150	37	(791)	(754)
Other short-term borrowings	(12)	(12)	(24)	(81)	(202)	(283)
Federal Home Loan Bank advances	(380)	(349)	(729)	20	(20)	-
Junior subordinate debt	-	9	9	-	(3)	(3)
Total interest expense	(149)	(445)	(594)	(24)	(1,016)	(1,040)
Net interest income	$(1,035)	$386	$(649)	$(486)	$(193)	$(679)
-------------------------
(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Net Interest Income– continued

	Six Months Ended
	June 30, 2010 vs. 2009			June 30, 2009 vs. 2008
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Earning Assets
Loans	$(2,234)	$184	$(2,050)	$(718)	$(3,251)	$(3,969)
Securities, taxable	198	(314)	(116)	127	(17)	110
Securities, nontaxable	(347)	(53)	(400)	(84)	39	(45)
Nonmarketable equity securities	85	(80)	5	(226)	6	(220)
Federal funds sold and other	48	4	52	12	(8)	4
Total interest income	(2,250)	(259)	(2,509)	(889)	(3,231)	(4,120)

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	(4)	516	512	(260)	(1,004)	(1,264)
Savings accounts	48	(96)	(48)	24	(135)	(111)
Time deposits	507	(731)	(224)	87	(1,175)	(1,088)
Total interest-bearing deposits	551	(311)	(240)	(149)	(2,314)	(2,463)
Other short-term borrowings	(29)	(29)	(58)	(179)	(500)	(679)
Federal Home Loan Bank advances	(819)	(641)	(1,460)	134	(174)	(40)
Junior subordinate debt	-	6	6	-	(2)	(2)
Total interest expense	(297)	(975)	(1,272)	(194)	(2,990)	(3,184)
Net interest income	$(1,953)	$716	$(1,237)	$(695)	$(241)	$(936)
-------------------------
(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

Provision and Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio.  We have developed policies and procedures for evaluating the overall quality of our loan portfolio and the timely identification of potential problem loans.  The Board of Directors reviews and approves the appropriate level for the Bank’s allowance for loan losses quarterly based upon management’s recommendations, results of the internal monitoring and reporting system, analysis of economic conditions in our markets, and review of historical statistical data for both us and other financial institutions.  Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are periodically made to maintain the allowance at an appropriate level based on our analysis of the potential risk in the loan portfolio.  Loan losses, which include write downs and charge-offs, and recoveries are charged or credited directly to the allowance.  The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

Our allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, future economic conditions, and other factors affecting borrowers.  The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem loans.  In addition, we monitor overall portfolio quality through observable trends in delinquency, charge offs, and general and economic conditions in the service area.  Risks are inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

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

Qualitative and environmental factors include external risk factors that we believe are representative of our overall lending environment.  We have identified the following factors in establishing a more comprehensive system of controls in which we can monitor the quality the quality of the loan portfolio:

•	Portfolio risk;
•	Loan policy, procedures and monitoring risk;
•	National and local economic trends and conditions;
•	Concentration risk;
•	Acquisition and development loan portfolio risks; and
•	Impaired loan portfolio additional risks.

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses – continued

Activity in the Allowance for Loan Losses is as follows:
(Dollars in thousands)	June 30,
	2010	2009
Balance, January 1,	$14,160	$13,617
Provision for loan losses for the period	3,600	7,800
Charge-offs:
Commercial and agricultural	35	133
Real estate - construction	1,670	5,020
Real estate – mortgage and commercial	2,694	1,284
Home equity	347	126
Consumer installment and other	24	27
Total charge-offs	$4,770	$6,590
Recoveries:
Commercial and agricultural	1	1
Real estate - construction	168	-
Real estate – mortgage and commercial	5	9
Home equity	2	2
Consumer installment and other	11	12
Total recoveries	187	24
Net charge-offs	$4,583	$6,566
Balance, end of period	$13,177	$14,851

Gross loans outstanding, end of period	$521,486	$614,986

Allowance for loan losses to loans outstanding	2.53%	2.41%

For the six months ended June 30, 2010, total provision expense was $3,600,000, compared to $7,800,000 for the six months ended June 30, 2009.  For the three months ended June 30, 2010, total provision expense was $2,000,000, compared to $5,800,000 for the three-month period ended June 30, 2009.  The decrease in provision was due to a decrease in charge-offs for the comparable periods, and a reduction in nonaccrual loans and adversely classified loans.   The allowance for loan losses was 2.53% of total loans at June 30, 2010, as compared to 2.41% at June 30, 2009.

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Noninterest Income

Total noninterest income for the six months ended June 30, 2010 was $5,934,000, an increase of $1,837,000, or 44.84%, compared to $4,097,000 for the six months ended June 30, 2009.  This increase was attributable in part to income received as a result of the settlement of a lawsuit related to the management of a participation loan.  Proceeds of $912,000 were received during the first quarter of 2010 in the settlement.  Including the litigation settlement, other operating income increased $1,035,000, or 116.55%, to $1,923,000 for the six months ended June 30, 2010 compared to $888,000 for the six months ended June 30, 2009.  Total noninterest income for the quarter ended June 30, 2010 increased $338,000, or 15.10%, to $2,576,000, compared to $2,238,000 at June 30, 2009.  Other operating income increased $119,000, or 26.80%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

We also recognized gains on the sale of securities available-for-sale in the amount of $1,265,000 for the six months ended June 30, 2010, which were the results of management’s decision to shorten the duration of the bond portfolio.  We realized gains of $393,000 during the six months ended June 30, 2009.  Gains on the sale of securities available-for-sale for the three months ended June 30, 2010 were $582,000 compared to $248,000 for the three months ended June 30, 2009.

Service charges on deposit accounts decreased $163,000, or14.35% from the six months ended June 30, 2009 to the six months ended June 30, 2010 and $81,000, or 14.14%, from the three months ended June 30, 2009 to the three months June 30, 2010.  Residential mortgage origination fees decreased $107,000, or 13.13%, from $815,000 to $708,000 for the six months ended June 30, 2010, compared to the six months ended June 30, 2009 and decreased $83,000, or 16.84%, from $493,000 to $410,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The decrease in mortgage origination fees is primarily a result of the high demand for refinance transactions, which resulted from the drop in mortgage rates during the first six months of 2009, tapering off in 2010.

The income from fiduciary activities increased $167,000, or 22.15%, from $754,000 for the six-month period ended June 30, 2009 to $921,000 for the six-month period ended June 30, 2010, and $43,000, or 10.59%, from $406,000 for the three-month period ended June 30, 2009 to $449,000 for the three-month period ended June 30, 2010.  The increase is primarily a result of the improving capital market conditions and new business development efforts.  Fees from brokerage services increased $33,000, or 29.73%, from the six months ended June 30, 2009 to the six months ended June 30, 2010 and increased $6,000, or 8.11%, for the three months ended June 30, 2010 from the three months ended June 30, 2009.  The increase in our brokerage service income is primarily the result of the sale of annuities.

Noninterest Expense

Total noninterest expense for the first six months of 2010 was $10,258,000, a decrease of $1,515,000, or 12.87%, when compared to $11,773,000 for the first six months of 2009.  For the quarter ended June 30, 2010, noninterest expense was $5,365,000, a decrease of $1,657,000, or 23.60%, over the comparable period of 2009.  The decrease is primarily a result of expenses associated with other real estate owned and the elimination of director fees as of July 2009.

The primary component of noninterest expense is salaries and benefits, which decreased $292,000, or 5.60%, from $5,211,000 for the six months ended June 30, 2009 to $4,919,000 for the six months ended June 30, 2010, and decreased $137,000, or 5.24%, from $2,617,000 for the three months ending June 30, 2009 to $2,480,000 for the three months ended June 30, 2010.

We realized an increase in FDIC assessments of $113,000, or 18.46%, from $612,000 for the six-month period ended June 30, 2009 to $725,000 for the six-month period ended June 30, 2010.  The increase is primarily a result of increases in the FDIC insurance premiums due to the recession of the U.S. economy and failure of unaffiliated FDIC-insured depository institutions.  FDIC assessments decreased $127,000, or 25.10%, from $506,000 for the three-month period ended June 30, 2009 to $379,000 for the three-month period ended June 30, 2010.

Net occupancy expense increased $14,000 or 2.19%, for the six-month period ending June 30, 2010 over the related period in 2009, and decreased $1,000, or 0.31%, for the three months ended June 30, 2010 compared to the same period in 2009.  The amortization of intangible assets decreased $11,000, or 5.16%, from $213,000 from the six-month period ended June 30, 2009 to $202,000 for the six-month period ended June 30, 2010, and decreased $5,000, or4.76%, from the three-month period ended June 30, 2009 to the three months ended June 30, 2010.  Furniture and equipment expense decreased $75,000, or 16.48%, from the six-month period ended June 30, 2009 to the six-month period ended June 30, 2010, and decreased $35,000, or 15.70%, from the three-month period ended June 30, 2009 to the three-month period ended June 30, 2010.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Expense - continued

Write downs on other real estate for the six months ended June 30, 2010 were $398,000 compared to $1,238,000 for the six months ended June 30, 2009.  During the three months ended June 30, 2010, write downs on other real estate were $358,000, a decrease of $804,000 or 69.19% compared to $1,162,000 for the three months ended June 30, 2009.

Other operating expenses were $2,980,000 for the six months ended June 30, 2010, as compared to $3,386,000 for the same period in 2009, a decrease of $406,000, or 11.99%.  Other operating expenses decreased $529,000 or 25.58% for the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009.  The decrease is primarily a result of expenses associated with other real estate owned and the elimination of director fees as of July 2009.

Income Taxes

For the six months ended June 30, 2010, the effective income tax rate was 26.57% and the income tax provision was $707,000.  For the quarter ended June 30, 2010, the effective tax rate was 5.61% and the income tax provision was $21,000.  The relatively low tax rates for the three- and six- month periods ended June 30, 2010 were primarily due to a high percentage of pretax income being derived from tax free sources.

For the six months ended June 30, 2009, the effective income tax rate was 44.85% and the income tax benefit was $1,690,000.  For the quarter ended June 30, 2009, the effective tax rate was 39.07% and the income tax benefit was $1,886,000.  The tax benefits during the three and six month periods ended June 30, 2009 were due to our net losses.

Net Income (Loss)

The combination of the above factors resulted in net income of $1,953,000 for the six months ended June 30, 2010 compared to net losses of $2,078,000 for the comparable period in 2009, an increase of $4,031,000 or 193.98%.  For the quarter ended June 30, 2010, net income was $353,000, an increase of $3,294,000 when compared to net losses of $2,941,000 for the second quarter of 2009.

Assets and Liabilities

During the first six months of 2010, total assets increased $7,603,000, or1.01%, when compared to December 31, 2009.  We experienced a decrease of $45,692,000, or 8.06%, in loans during the first six months of 2010.  Total investment securities decreased $12,467,000, or15.75%, to $66,705,000 at June 30, 2010 compared to $79,172,000 at December 31, 2009.  Cash and cash equivalents increased $63,747,000, or 129.75%, during the first six months of 2010 to $112,878,000 at June 30, 2010 compared to $49,131,000 at December 31, 2009.   The increase in cash and cash equivalents at June 30, 2010 compared to December 31, 2009 was primarily due to our efforts to increase our on-balance-sheet liquidity.  As a result we retained significant balances in our Federal Reserve account rather than investing them in other types of assets.   On the liability side, total deposits increased $5,293,000, or 0.91%, to $588,776,000 at June 30, 2010 from $583,483,000 at December 31, 2009, primarily due to the successful implementation of new deposit growth strategies.

Investment Securities

Investment securities decreased $12,467,000, or 15.75%, to $66,705,000 at June 30, 2010 from $79,172,000 at December 31, 2009, as we have decided not to replace maturing securities.  Securities available for sale decreased $12,683,000, or 18.43% during the first six months of 2010 and nonmarketable equity securities increased $216,000, or 2.12%, during the first six months of 2010.  As of June 30, 2010, securities available for sale totaling $6,656,000 were in an unrealized loss position, all of which have been in a loss position for less than 12 months.  Based on industry analyst reports and credit ratings, we believe that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer, and, therefore, these losses are not considered other-than-temporary.  We review our investment portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).  Factors considered in the review include estimated cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Investment Securities - continued

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

Loans

Loans receivable decreased $45,692,000, or 8.06%, from $567,178,000 at December 31, 2009, to $521,486,000 at June 30, 2010, primarily due to pay downs within the portfolio and lack of demand for new loans.  Real estate – construction loans decreased $34,608,000 or 23.85% to $110,522,000 at June 30, 2010 from $145,130,000 at December 31, 2009.  Real estate – mortgage and commercial also decreased $10,510,000, or 3.32% to $306,061,000 at June 30, 2010 from $316,571,000 at December 31, 2009.  Home equity loans decreased $2,688,000, or 5.67%, to $44,721,000 at June 30, 2010 from $47,409,000 at December 31, 2009.  Commercial and agricultural loans increased $4,705,000, or 13.41%, to $39,787,000 at June 30, 2010 from $21,564,000 at December 31, 2009. Balances within the major loan receivable categories as of June 30, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Commercial and agricultural	$39,787	$35,082
Real estate – construction	110,522	145,130
Real estate – mortgage and commercial	306,061	316,571
Home equity	44,721	47,409
Consumer, installment	19,109	21,564
Consumer, credit card and checking	1,286	1,422
	$521,486	$567,178

Risk Elements in the Loan Portfolio

We incorporate by reference under this heading the disclosures under the heading “Provision and Allowance for Loan Losses” under this Item 2 of Part I.

The following is a summary of risk elements in the loan portfolio as of June 30, 2010 and December 31, 2009:

(Dollars in thousands)	June 30,	December 31,
	2010	2009
Loans:
Nonaccrual loans	$22,887	$41,163
Other impaired loans*	$62,456	$30,793

Total impaired loans	$85,343	$71,956

Accruing loans more than 90 days past due	$1,252	$1,662

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:
Criticized	$32,501	$18,725
Classified	$61,143	$64,848

 *Other impaired loans consist of loans for which regular payments are still received; however, some uncertainty exists as to whether or not the full contractual amounts will be collected in accordance with the terms of the loan agreement.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Risk Elements in the Loan Portfolio- continued

Criticized and classified loans increased $10,071,000, or 12.05%, from $83,573,000 at December 31, 2009 to $93,644,000 at June 30, 2010.  The continued elevated level of criticized and classified loans is primarily due to the current economic downturn and related decline in demand for residential real estate.  As a result of the slowing demand, several real estate developers are having significant cash flow issues.  Furthermore, residential real estate values are declining further exacerbating these cash flow issues.  Nonaccrual loans decreased $18,276,000, or 44.40%, from $41,163,000 December 31, 2009 to $22,887,000 at June 30, 2010, primarily due to our success at selling these assets and their migration into other real estate.  We will continue our efforts to reduce our nonaccrual loan portfolio through the selling of these assets.

Impaired loans primarily consist of nonperforming loans and troubled debt restructurings (“TDRs”), but can include other loans identified by management as being impaired.  Other impaired loans increased $31,663,000, or 102.83%, from $30,793,000 at December 31, 2009 to $62,456,000 at June 30, 2010.  The increase in other impaired loans is primarily due to several relationships consisting primarily of real estate secured loans in a variety of segments and commercial operating companies who have relied on liquidity reserves to support their annual debt service.

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	June 30,	December 31,
	2010	2009
Impaired loans without a valuation allowance	$85,071	$71,295
Impaired loans with a valuation allowance	272	661

Total impaired loans	$85,343	$71,956

Valuation allowance related to impaired loans	$117	$181

Average investment in impaired loans	$88,298	$97,790

Interest income recognized on impaired loans	$1,370	$2,540

Interest income recognized on a cash basis on impaired loans	$1,315	$1,706

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Risk Elements in the Loan Portfolio - continued

The following is a summary of information pertaining to TDRs:

(Dollars in thousands)	June 30,	December 31,
	2010	2009
Performing TDRs:
Real estate - construction	$8,170	1,047
Real estate – mortgage and commercial	8,468	3,153
Total performing TDRs	$16,638	$4.200

Loans are classified as TDRs by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers.  The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest and fees, either by generating additional income from the business or through liquidation of assets.  Generally, these loans are restructured to provide the borrower additional time to execute upon their plans.  With respect to restructured loans, the Company grants concessions by (1) reduction of the stated interest rate for the remaining original life of the debt, or (2) extension of the maturity date at a  stated interest rate lower than the current market rate for new debt with similar risk.  The Company does not generally grant concessions through forgiveness of principal or accrued interest.  Restructured loans where a concession has been granted through extension of the maturity date generally include extension of payments in an interest only period, extension of payments with capitalized interest and extension of payments through a forbearance agreement.  These extended payment terms are also combined with a reduction of the stated interest rate in certain cases.  Success in restructuring loans has been mixed but it has proven to be a useful tool in certain situations to protect collateral values and allow certain borrowers additional time to execute upon defined business plans.  In situations where a TDR is unsuccessful and the borrower is unable to follow through with terms of the restricted agreement, the loan is placed on nonaccrual status and continues to be written down to the underlying collateral value.

The Company’s policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance.  That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms; continued accrual of interest at the restructured interest rate is likely.  If a borrower was materially delinquent on payments prior to the restructuring but shows capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward.  Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status.  The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.  If a loan is restructured a second time, after previously being classified as a TDR, that loan is automatically placed on nonaccrual status.  The Company’s policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status.  Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status.  To date, the Company has not restored any nonaccrual loan classified as a TDR to accrual status.

All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation.  Outstanding nonperforming TDRs and their related allowance for loan losses totaled $2,708,000 and $39,000, respectively, as of June 30, 2010.

Nonperforming Assets

Loans are generally classified as nonaccrual if they are past due as to maturity or payment of principal of interest for a period of more than 90 days, unless such loans are well secured and in the process of collection.  If a loan or a portion of a loan is classified as doubtful or as partially charged off, the loan is generally classified as nonaccrual.  Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.  Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower in accordance with the contractual terms.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Risk Elements in the Loan Portfolio - continued

The following table presents an analysis of nonperforming assets as of June 30, 2010 and December 31, 2009:

(Dollars in thousands)	June 30,	December 31,
	2010	2009
Nonperforming loans:
Commercial and agricultural	$458	$35
Real estate - construction	15,387	30,093
Real estate – mortgage and commercial	7,530	12,036
Home equity	764	662
Total nonperforming loans	$24,139	$42,826
Other real estate owned:
Real estate - construction	$12,199	$5,939
Real estate – mortgage and commercial	1,641	1,226
Total other real estate owned	$13,840	$7,165
Total nonperforming assets	$37,979	$49,991

Nonperforming loans to period end total loans	4.63%	7.55%
Nonperforming assets to period end total assets	5.02%	6.67%

Other real estate, which includes foreclosed assets and other real property held for sale, increased to $13,840,000 at June 30, 2010 from $7,165,000 at December 31, 2009.  The increase in other real estate was primarily due to the repossession of commercial and residential construction and land development properties.  The Company is actively marketing all of its foreclosed properties.  Such properties are adjusted to fair value upon transfer of the loans or premises to other real estate.  Subsequently, these properties are carried at the lower of carrying value or updated fair value.  The Company obtains updated appraisals and/or internal evaluations for all other real estate.  The Company considers all other real estate to be classified as Level 2 fair value estimates since values are established on recent independent valuations.

In order to concentrate our efforts on the timely resolution and disposition of nonperforming and foreclosed assets, in April 2008 we formed a special assets task force.  This group’s objective is to oversee, manage, and form strategies for assets adversely rated or any other higher credit risks which have potential for further deterioration based on current market conditions.  This group is comprised of the Bank’s CEO, CFO, Chief Retail Officer, Chief Lending Officer, Senior Credit Officer, and the task force director who has extensive experience in problem credit workout and resolutions.  The task force works with all phases of foreclosures, including deed in lieu requests, troubled debt restructurings, nonaccrual assets, bankruptcies, and all loans with an internal rating of watch or worse. The primary goal of the task force is to efficiently and effectively provide a positive outcome, at the highest recovery value, for any collateral that is pursued through legal action.  For credits that continue to have positive merits that could warrant the Bank’s continuation of working with the borrower and guarantors, the group considers plans that would preserve, strengthen or otherwise enhance our position.  The group meets weekly and works in tandem with credit administration personnel.  Monthly reports are provided to the Board of Directors.

Premises and Equipment

Our purchases of fixed assets during the first six months of 2010 totaled $65,000.  Of this amount, $41,000 was during the second quarter of 2010.  Total fixed assets, net of depreciation, decreased $413,000 during the first six months of 2010.

Deposits

Total deposits increased $5,293,000, or 0.91%, to $588,776,000 at June 30, 2010 from $583,483,000 at December 31, 2009.  Expressed in percentages, noninterest-bearing deposits decreased 3.56% from $112,333,000 at December 31, 2009 to $108,332,000 at June 30, 2010, and interest-bearing deposits increased 1.97% from $471,150,000 at December 31, 2009 to $480,444,000 at June 30, 2010.  Balances within the major deposit categories as of June 30, 2010 and December 31, 2009 are as follows:

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Deposits - continued

Balances within the major deposit categories as of June 30, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)	June 30, 2010	December 31, 2009

Noninterest-bearing demand deposits	$108,332	$112,333
Interest-bearing demand deposits	75,156	66,807
Money market accounts	131,182	123,806
Savings deposits	46,641	42,280
Certificates of deposits	215,616	211,057
Brokered certificates of deposit	11,849	27,200
	$588,776	$583,483

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us totaled $95,400,000 at June 30, 2010 and December 31, 2009.  During the first quarter of 2010, we made the decision to refinance two Federal Home Loan Bank advances, each in the amount of $10,000,000.  Although we incurred prepayment penalties of $1,516,000, which will be amortized over the life of the two new borrowings, we were able to significantly reduce our interest expense related to our Federal Home Loan Bank borrowings.  Of the $95,400,000 in advances with Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
12/07/11	4.12% - fixed, callable 09/07/10	$10,000
03/01/12	4.32% - fixed, callable 09/01/10	10,000
05/18/12	4.62% - fixed, callable 08/18/10	5,000
03/05/13	1.94% - fixed, callable 09/07/10	5,400
01/06/14	0.40% - adjustable rate, resets 07/06/10	10,000
01/06/14	0.40% - adjustable rate, resets 07/06/10	10,000
01/16/15	2.77% - fixed, callable 07/16/10	10,000
06/03/15	3.36% - fixed, callable 09/03/10	15,000
02/02/17	4.31% - fixed, callable 08/02/10	10,000
05/18/17	4.15% - fixed, callable 08/18/10	10,000
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

The following table summarizes capital ratios and the regulatory minimum requirements at June 30, 2010:

	Tier 1	Total	Tier 1
	Risk-based	Risk-based	Leverage
Actual ratio:
Community Capital Corporation	12.26%	13.52%	8.49%
CapitalBank	11.95%	13.22%	8.27%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

Shareholders’ equity was increased by net income of $1,953,000 during the six months ended June 30, 2010. Due to changes in the market rates of interest, the fair value of our securities available for sale decreased, which had the effect of decreasing shareholder’s equity by $231,000, net of deferred taxes, for the six months ended June 30, 2010 when compared to December 31, 2009.  Total equity also increased by $130,000 for the amortization of deferred compensation on restricted stock for the six months ended June 30, 2010.  Total equity was also increased by $236,000 for sales of treasury shares.

Our liquidity position increased for the six-month period ended June 30, 2010 when compared to the period ended December 31, 2009, as we had no overnight wholesale borrowings and $96,732,000 in our Federal Reserve correspondent account at June 30, 2010.  For the near term, maturities and sales of securities available-for-sale and cash on hand are expected to be sources of liquidity as we deploy these funds into loans and other investments to achieve the desired mix of assets and liabilities.  At June 30, 2010, we had $26,698,000 million of securities available-for-sale as sources of liquidity.  We also expect to build our deposit base. Advances from the Federal Home Loan Bank, availability at Federal Reserve Bank Discount Window, and our correspondent banks will also continue to serve as a funding source, at least for the near future. At June 30, 2010, we had no borrowings outstanding and had the ability to receive $9,113,000 in funds under the terms of our agreement with the Federal Reserve Bank.  Additionally , we have the ability to receive an additional $93,600,000 in advances under the terms of our agreement with the Federal Home Loan Bank.  Short-term borrowings by the Bank are not expected to be a primary source of liquidity for the near term; however, we have approximately $15,000,000 of unused lines of credit to purchase federal funds.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Off-Balance Sheet Arrangements

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2010, we had issued commitments to extend credit of $48,831,000 and standby letters of credit of $1,433,000 through various types of commercial lending arrangements.  Approximately $44,302,000 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2010.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments to extend credit	$4,418	$4,820	$8,165	$17,403	$31,428	$48,831
Standby letters of credit	323	468	589	1,380	53	1,433
Total	$4,741	$5,288	$8,754	$18,783	$31,481	$50,264

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

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010.   According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff's understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President.  The amendment had no impact on the financial statements.

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

COMMUNITY CAPITAL CORPORATION

Item 4T.  Controls and Procedures - continued

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit 31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certificate of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 10.1	Written Agreement with Federal Reserve and South Carolina Board of Financial Institutions and Community Capital Corporation and CapitalBank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY CAPITAL CORPORATION

By:	/s/ WILLIAM G. STEVENS
William G. Stevens
President & Chief Executive Officer

Date: August 3, 2010	By:	/s/ R. WESLEY BREWER
R. Wesley Brewer
Chief Financial Officer