Form 10-Q
period 2010-09-30
COMMUNITY CAPITAL CORP /SC/
filed 2010-11-10
CIK 832847

COMMUNITY CAPITAL CORPORATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES_ NO X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:   9,988,563 shares of common stock, $1.00 par value, as of October 22, 2010

COMMUNITY CAPITAL CORPORATION

Index

PART I. - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - September 30, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations -
	Nine months ended September 30, 2010 and 2009 and three months ended September 30, 2010 and 2009	4

	Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
	Nine months ended September 30, 2010 and 2009	5

	Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2010 and 2009	6

	Notes to Condensed Consolidated Financial Statements	7-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-38

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	39

Item 4T.	Controls and Procedures	39-40

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Under Senior Securities	40

Item 4.	(Removed and Reserved)	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Balance Sheets
PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

	September 30,	December 31,
(Dollars in thousands, except per share data)	2010	2009
Assets:
Cash and cash equivalents:
Cash and due from banks	$11,332	$10,141
Interest-bearing deposit accounts	49,237	38,990

Total cash and cash equivalents	60,569	49,131
Investment securities:
Securities available-for-sale	55,422	68,826
Securities held-to-maturity (estimated fair value of $170 at December 31, 2009)	-	160
Nonmarketable equity securities	9,930	10,186
Total investment securities	65,352	79,172
Loans held for sale	5,419	1,103
Loans receivable	504,508	567,178
Less allowance for loan losses	(13,313)	(14,160)
Loans, net	491,195	553,018
Other real estate owned	14,452	7,165
Premises and equipment, net	15,521	16,150
Interest receivable	2,435	3,046
Prepaid expenses	3,662	4,873
Intangible assets	1,360	1,663
Cash surrender value of life insurance	17,211	16,689
Deferred tax asset	6,093	6,622
Income tax receivable	-	9,634
Other assets	4,435	1,176
Total assets	$687,704	$749,442

Liabilities:
Deposits:
Noninterest-bearing	$100,965	$112,333
Interest-bearing	418,673	471,150

Total deposits	519,638	583,483
Advances from the Federal Home Loan Bank	95,400	95,400
Accrued interest payable	802	1,337
Junior subordinated debentures	10,310	10,310
Other liabilities	6,425	5,155
Total liabilities	632,575	695,685
Shareholders’ equity:
Common stock, $1.00 par value; 20,000,000 shares authorized; 10,721,450 shares issued at September 30, 2010 and December 31, 2009	10,721	10,721
Capital surplus	65,244	66,473
Accumulated other comprehensive income	352	909
Accumulated deficit	(10,230)	(11,705)
Nonvested restricted stock	(175)	(364)
Treasury stock, at cost (742,689 and 845,627 shares in 2010 and 2009, respectively)	(10,783)	(12,277)

Total shareholders’ equity	55,129	53,757
Total liabilities and shareholders’ equity	$687,704	$749,442

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except per share data)	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$21,838	$25,077	$6,995	$8,186
Investment securities:
Taxable	1,313	1,669	296	536
Tax-exempt	408	844	85	232
Nonmarketable equity securities	107	109	41	48
Other interest income	126	32	66	24
Total	23,792	27,731	7,483	9,026

Interest expense:
Deposits	5,662	5,863	1,758	2,199
Federal Home Loan Bank advances	2,206	4,177	749	1,261
Other interest expense	554	601	189	185
Total	8,422	10,641	2,696	3,645

Net interest income	15,370	17,090	4,787	5,381
Provision for loan losses	6,350	31,800	2,750	24,000
Net interest income (loss) after provision for loan losses	9,020	(14,710)	2,037	(18,619)

Other operating income:
Service charges on deposit accounts	1,414	1,730	441	594
Gains on sales of loans held for sale	1,227	1,174	519	359
Fees from brokerage services	213	185	69	74
Income from fiduciary activities	1,428	1,172	507	418
Gain on sales of securities available-for-sale	1,993	396	728	3
Other operating income	2,271	1,308	478	420
Total	8,546	5,965	2,742	1,868

Other operating expenses:
Salaries and employee benefits	7,440	7,811	2,521	2,601
Net occupancy expense	988	956	334	316
Amortization of intangible assets	303	320	101	106
Goodwill impairment	-	7,418	-	7,418
Furniture and equipment expense	559	667	179	212
FDIC assessments	1,241	854	516	242
FHLB prepayment penalties	-	359	-	359
Write downs on other real estate owned	705	2,443	307	1,205
Loss on sales of fixed assets	-	39	-	20
Net loss on sales of OREO	145	223	49	11
Other operating expenses	4,396	3,984	1,644	810
Total	15,777	25,074	5,651	13,300

Income (losses) before income taxes	1,789	(33,819)	(872)	(30,051)
Income tax provision (benefit)	314	(9,956)	(394)	(8,266)

Net income (loss)	$1,475	$(23,863)	$(478)	$(21,785)

Basic net income (loss) per share	$0.15	$(5.14)	$(0.05)	$(4.35)
Diluted net income (loss) per share	$0.15	$(5.14)	$(0.05)	$(4.35)

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the nine months ended September 30, 2010 and 2009
(Unaudited)

(Dollars in thousands, except for per share	Common Stock		Nonvested Restricted Stock	Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
amounts)	Shares	Amount
Balance, December 31, 2008	5,666,760	$5,667	$(445)	$62,405	$14,218	$527	$(17,415)	$64,957

Net loss					(23,863)			(23,863)

Other comprehensive loss, net of tax benefit						473		473
Comprehensive Income								(23,390)
Rights offering issuance	3,186,973	3,187		5,065				8,252
Issuance of restricted stock	49,500	49	(300)	251				-
Amortizationofdeferred compensation restricted stock			285					285
Forfeitures of restricted stock	(300)							-
Sales of treasury shares (319,716 shares)							917	917
Dividends paid ($0.15 per share)					(678)			(678)
Balance, September 30, 2009	8,902,933	$8,903	$(460)	$67,721	$(10,323)	$1,000	$(16,498)	$50,343

Balance, December 31, 2009	10,721,450	$10,721	$(364)	$66,473	$(11,705)	$909	$(12,277)	$53,757

Net income					1,475			1,475

Other comprehensive loss, net of tax benefit						(557)		(557)
Comprehensive Income								918
Sales of treasury shares (102,938 shares)				(1,175)			1,494	319
Capitalized expenses associated with rights offering				(54)				(54)
Amortization of deferred compensation restricted stock			189					189
Balance, September 30, 2010	10,721,450	$10,721	$(175)	$65,244	$(10,230)	$352	$(10,783)	$55,129

COMMUNITY CAPITAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,475	$(23,863)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	702	678
Provision for possible loan losses	6,350	31,800
Deferred income tax expense	529	-
Amortization of intangible assets	303	320
Amortization less accretion on investments	33	16
Amortization of deferred loan costs and fees, net	681	762
Amortization of deferred compensation on restricted stock	189	285
Write downs of other real estate owned	705	-
Net gain on sales of securities available-for-sale	(1,993)	(478)
Net loss on write-off of nonmarketable equity securities	-	82
Loss on write-off of goodwill impairment	-	7,418
Net loss on sale of other real estate owned	145	2,664
Loss on sale of fixed assets	-	39
Disbursements of loans held for sale	(34,983)	(34,379)
Proceeds from sales of loans held for sale	30,667	33,867
Decrease in income tax receivable	9,634	-
Decrease in interest receivable	611	440
Decrease in interest payable	(535)	(467)
Increase in other assets	(2,282)	(11,826)
Increase in other liabilities	1,270	1,059
Net cash provided by operating activities	13,501	8,417

Cash flows from investing activities:
Net decrease in loans to customers	39,641	22,946
Purchases of securities available-for-sale	(86,296)	(34,991)
Proceeds from maturities and sales of securities available-for-sale	100,815	41,587
Proceeds from maturities and sales of securities held-to-maturity	160	-
Purchases of nonmarketable equity securities	(327)	(1,785)
Proceeds from sales of nonmarketable equity securities	583	2,332
Proceeds from sales of other real estate	7,014	4,985
Purchases of premises and equipment	(73)	(129)
Proceeds from sales of premises and equipment	-	282
Net cash provided by investing activities	61,517	35,227

Cash flows from financing activities:
Increase (decrease) in deposit accounts	(63,845)	61,269
Net decrease in federal funds purchased and repos	-	(33,838)
Advances of Federal Home Loan Bank borrowings	20,000	39,700
Repayments of Federal Home Loan Bank borrowings	(20,000)	(95,485)
Dividends paid	-	(678)
Proceeds from rights offering	-	8,252
Sales of treasury stock	319	917
Capitalized expenses associated with rights offering	(54)	-
Net cash used by financing activities	(63,580)	(19,863)

Net increase in cash and cash equivalents	11,438	23,781

Cash and cash equivalents, beginning of period	49,131	13,612

Cash and cash equivalents, end of period	$60,569	$37,393

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of September 30, 2010 and for the interim periods ended September 30, 2010 and 2009 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2009 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in our 2009 Annual Report.  In preparing the financial statements, the Company has evaluated events and transactions occurring subsequent to the financial statement date through the filing date of November 10, 2010 for potential recognition of disclosure.

Note 2 - Supplemental Cash Flow Information

(Dollars in thousands)	Nine Months Ended September 30,
	2010	2009
Cash paid during the period for:
Income taxes	$1,518	$990
Interest	8,957	11,108

Noncash investing and financing activities:
Foreclosures on loans	$15,151	$8,709

Note 3 - Shareholders' Equity

During the first nine months of 2010, the Community Capital Corporation (the “Company”) sold 102,938 shares of treasury stock for total proceeds of $319,000.  The Company’s 401(k) plan and Dividend Reinvestment and Stock Purchase Plan now purchase shares from treasury versus the open market to generate additional capital for the Company.  The purchase prices for these transactions are valued based on the end of day closing market price of the security.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings (Losses) Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings (losses) per share are as follows:

(Dollars in thousands, except per share)	Nine Months Ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,475	9,894,766	$0.15
Effect of dilutive securities
Unvested restricted stock	-	36,557
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,475	9,931,323	$0.15

(Dollars in thousands, except per share)	Nine Months Ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income (losses) available to common shareholders	$(23,863)	4,638,143	$(5.14)
Effect of dilutive securities
Unvested restricted stock	-	60,603
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$(23,863)	4,698,746	$(5.14)

(Dollars in thousands, except per share)	Three Months Ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income (losses) available to common shareholders	$(478)	9,931,940	$(0.05)
Effect of dilutive securities
Unvested restricted stock	-	-
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$(478)	9,931,940	$(0.05)

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Earnings (Losses) Per Share - continued

(Dollars in thousands, except per share)	Three Months Ended September 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income (losses) available to common shareholders	$(21,785)	5,013,726	$(4.35)
Effect of dilutive securities
Unvested restricted stock	-	58,537
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$(21,785)	5,072,263	$(4.35)

Note 5 - Comprehensive Income (Loss)

The following tables set forth the amounts of other comprehensive income (losses) included in equity along with the related tax effects:

	Nine Months Ended September 30, 2010
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(2,839)	$966	$(1,873)
Less: reclassification adjustment for gains realized in net income	1,993	(677)	1,316
Net unrealized gains (losses) on securities	(846)	289	(557)

Other comprehensive income (loss)	$(846)	$289	$(557)

	Nine Months Ended September 30, 2009
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,195	$(425)	$770
Less: reclassification adjustment for gains realized in net income	(478)	181	(297)
Net unrealized gains (losses) on securities	717	(244)	473

Other comprehensive income (loss)	$717	$(244)	$473

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 - Comprehensive Income (Losses) - continued

	Three Months Ended September 30, 2010
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$(1,222)	$416	$(806)
Less: reclassification adjustment for gains realized in net income	728	(248)	480
Net unrealized gains (losses) on securities	$(494)	$168	$(326)

Other comprehensive income (loss)	$(494)	$168	$(326)

	Three Months Ended September 30, 2009
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$1,348	$(477)	$871
Less: reclassification adjustment for gains (losses) realized in net income	(85)	47	(38)
Net unrealized gains (losses) on securities	$1,263	$(430)	$833

Other comprehensive income (loss)	$1,263	$(430)	$833

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

There have been no shares issued during the three and nine month periods ended September 30, 2010.  During 2009, we issued 49,500 shares of restricted stock pursuant to the 2004 Equity Incentive Plan.  The shares cliff vest in three years and are fully vested on February 1, 2012.  The weighted-average fair value of restricted stock issued during 2009 was $6.14.  Compensation cost associated with prior issuances of restricted stock was $189,000 and $285,000  for the nine months ended September 30, 2010 and 2009, respectively, and $59,000 and $94,000 for the three months ended September 30, 2010 and 2009, respectively.  At September 30, 2010, we had 97,098 stock awards available for grant under the 2004 Equity Incentive Plan.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7 – Investment Securities

Securities available-for-sale at September 30, 2010 and December 31, 2009 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2010
Obligations of state and local governments	$12,128	$321	$-	$12,449
	12,128	321	-	12,449
Mortgage-backed securities	42,722	335	84	42,973
Total	$54,850	$656	$84	$55,422

December 31, 2009
Government-sponsored enterprises	$12,996	$91	$-	$13,087
Obligations of state and local governments	16,167	391	-	16,558
	29,163	482	-	29,645
Mortgage-backed securities	38,174	1,063	56	39,181
Total	$67,337	$1,545	$56	$68,826

Securities held-to-maturity as of September 30, 2010 and December 31, 2009 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2010
Obligations of state and local governments	$-	$-	$-	$-

December 31, 2009
Obligations of state and local governments	$160	$10	$-	$170

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010.

Securities Available-for-Sale
	Less than twelve months		Twelve months or more		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Obligations of state and local	$-	$-	$-	$-	$-	$-
governments
Mortgage-backed securities	31,626	84	-	-	31,626	84

Total	$31,626	$84	$-	$-	$31,626	$84

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

The following table summarizes the maturities of securities available-for-sale and held-to-maturity as of September 30, 2010, based on the contractual maturities.  Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.  Mortgage-backed securities are presented as a separate line item since paydowns are expected before the contractual maturity dates.

	Securities Available-For-Sale		Securities Held-To-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$315	$316	$-	$-
Due after one year but within five years	2,413	2,448	-	-
Due after five years but within ten years	4,357	4,517	-	-
Due after ten years	5,043	5,168	-	-
	12,128	12,449	-	-
Mortgage-backed securities	42,722	42,973	-	-
Total	$54,850	$55,422	$-	$-

Proceeds from maturities and sales of securities available-for-sale during the nine months ended September 30, 2010 were $100,815,000 which resulted in gross realized gains of $1,993,000 during the nine months ended September 30, 2010.

At September 30, 2010 and December 31, 2009, securities having amortized costs of approximately $30,648,000 and $36,317,000, respectively, were pledged as collateral for short-term borrowings, to secure public and trust deposits, and for other purposes as required and permitted by law.

The Company has nonmarketable equity securities consisting of investments in several financial institutions.  These investments totaled $9,930,000 at September 30, 2010 and $10,186,000 at December 31, 2009. During the first nine months of 2010, sales of nonmarketable equity securities totaled $583,000, however there were no losses recorded related to OTTI.  During the first nine months of 2009, the Company recorded OTTI of $82,000 on its investment in Community Financial Services, Inc. stock.

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8 – Other Real Estate Owned

CapitalBank (the “Bank”) possessed $14,452,000 and $7,165,000 in other real estate owned at September 30, 2010 and December 31, 2009, respectively.  Transactions in other real estate owned for the nine months ended September 30, 2010 are summarized below:

September 30,
(Dollars in thousands)	2010
Balance, December 31, 2009	$7,165
Additions	15,151
Sales	(7,159)
Write downs	(705)
Balance, September 30, 2010	$14,452

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

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9 – Fair Value Measurements - continued

Junior Subordinated Debentures – The fair values of fixed rate junior subordinated debentures are estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate.  The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can be repriced frequently.

Off-Balance-Sheet Financial Instruments – Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Commitments to Extend Credit and Commercial Letters of Credit – Because commitments to expand credit and commercial letters of credit are made using variable rates, or are recently executed, the contract value is a reasonable estimate of fair value.

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets:
Cash and due from banks	$11,332	$11,332	$10,141	$10,141
Interest-bearing deposit accounts	49,237	49,237	38,990	38,990
Securities available-for-sale	55,422	55,422	68,826	68,826
Securities held-to-maturity	-	-	160	170
Nonmarketable equity securities	9,930	9,930	10,186	10,186
Cash surrender value of life insurance	17,211	17,211	16,689	16,689
Loans and loans held for sale	509,927	509,010	568,281	562,072
Accrued interest receivable	2,435	2,435	3,046	3,046

Financial Liabilities:
Demand deposit, interest bearing
transaction, and savings accounts	$352,318	$352,318	$345,226	$345,226
Certificates of deposit and other time deposits	167,320	168,429	238,257	240,729
Advances from the Federal Home Loan Bank	95,400	88,698	95,400	90,478
Junior subordinated debentures	10,310	10,505	10,310	10,740
Accrued interest payable	802	802	1,337	1,337

	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$52,397	$-	$66,933	$-
Letters of credit	1,706	-	2,518	-

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level as of September 30, 2010 and December 31, 2009.

September 30, 2010 (Dollars in thousands)	Quoted market price in active markets (Level 1)		Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mortgage-backed securities		$-	$42,972	$-
State and municipal obligations		-	12,450
Available-for-sale securities		-	55,422	-
Loans held for sale		-	5,419	-
Total		$-	$60,841	$-

December 31, 2009
(Dollars in thousands)
Mortgage-backed securities		$-	$39,181	$-
State and municipal obligations		-	16,559	-
Government-sponsored enterprises		-	13,086	-
Available-for-sale securities			68,826
Loans held for sale		-	1,103	-

Total	$		$69,929	$-

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9 – Fair Value Measurements - continued

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) as of September 30, 2010 for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2010.

Assets and liabilities measured at fair value on a nonrecurring basis are as follows as of September 30, 2010 and December 31, 2009:

(Dollars in thousands) September 30, 2010	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Intangible assets	$-	$-	$1,360
Other real estate owned	-	14,452	-
Impaired loans	-	57,444	20,591
Total	$-	$71,896	$21,951
December 31, 2009
Intangible assets	$-	$-	$1,663
Other real estate owned	-	7,165	-
Impaired loans	-	66,735	5,221
Total	$-	$73,900	$6,884

The table below presents reconciliation for all Level 3 assets and liabilities measured on a nonrecurring basis during the nine months ended September 30, 2010.

(Dollars in thousands)	Intangible Assets	Impaired Loans
Balance, December 31, 2009	$1,663	$5,221
Amortization of core deposit premium	(303)	-
Change in impaired loans measured with present value of cash flows	-	15,370
Balance, September 30, 2010	$1,360	$20,591

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this quarterly report on Form 10-Q, or this “Quarterly Report,” we refer to Community Capital Corporation as “we,” “us,” “our,” or the “Company,” unless we specifically state otherwise or the context indicates otherwise, and we refer to our bank subsidiary, CapitalBank, as our “Bank”, unless we specifically state otherwise or the context indicates otherwise.

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

These risks are exacerbated by the recent developments in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.  Additionally, on July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, a comprehensive regulatory framework that will affect every financial institution in the U.S.  Over the next 6 to 18 months, regulatory agencies will begin to implement new regulations which will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation's effect on our bank and the banking industry in general.

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

As of September 30, 2010, we had total consolidated assets of approximately $688 million, total deposits of approximately $520 million, total consolidated liabilities, including deposits, of approximately $633 million, and total consolidated shareholders’ equity of approximately $55 million. While the majority of our loan portfolio continues to perform well, the real estate construction and land development portion of our portfolio has been negatively impacted by current economic climate and the deterioration in the residential real estate sector. We continue to actively manage our non-performing assets and we may sell assets and take advantage of other market opportunities to dispose of problem assets. Recently, we have emphasized cost controls throughout our organization, which have been an important focus as economic growth has slowed.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Recent Regulatory Developments

As previously reported, we entered into a written agreement with the Federal Reserve on July 28, 2010, which requires the Bank to take certain actions, including, but not limited to, designing a plan to improve the Bank's position on certain problem loans, reviewing and revising its allowance for loan and lease losses ("ALLL") methodology, strengthening its credit risk management and lending program, enhancing its written liquidity and contingency funding plan, and submitting a capital plan to maintain the Bank's capital ratios in excess of the minimum thresholds required to be well-capitalized.  The written agreement also prohibits the Company and the Bank from declaring or paying any dividends, without the prior written approval of the Federal Reserve and the South Carolina Board of Financial Institutions, respectively.

The written agreement does not contain any provisions to increase capital and will not result in any change to financial results.  We intend to take all actions necessary to enable the Bank to comply with the requirements of this agreement, and as of the date hereof we have submitted all documentation required to the Federal Reserve.  Nevertheless, there can be no assurance that the Bank will be able to fully comply with the provisions of the agreement, and the determination of our compliance will be made by the Federal Reserve.  If we were to fail to comply with the requirements of the written agreement, we could be subject to further regulatory action by the Federal Reserve.

Financial Condition

The following is a discussion of our financial condition as of September 30, 2010 compared to December 31, 2009 and the results of operations for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this Quarterly Report.

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

Recent Developments

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced since 2008.  Below is a description of the most recent developments:

•
On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), a comprehensive regulatory framework that will affect every financial institution in the U.S.  U.S. financial regulators will begin the rulemaking process over the next 6 to 18 months which will set the parameters of the new regulatory framework and provide a clearer understanding of the legislation's effect on banks.  The Dodd-Frank Act requires the FDIC to provide unlimited deposit insurance for all deposits in noninterest-bearing transaction accounts beginning on December 31, 2010 until December 31, 2012.  This unlimited deposit insurance does not apply to NOW accounts or IOLTAs and will be funded through general FDIC assessments, not special assessments.  The Dodd-Frank Act also permanently raises the current standard maximum deposit insurance amount to $250,000.  The FDIC insurance coverage limit applies per depositor, per insured depository institution for each account ownership category.

•
On September 27, 2010, the U.S. President signed into law the Small Business Jobs and Credit Act which, among other things, creates a $30 billion fund to provide capital for banks with assets under $10 billion to increase their small-business lending.  The U.S. Treasury is currently working to finalize terms of participation for this fund.  Management is currently evaluating the merits of this program and whether we are eligible to participate and, if so, whether we will participate.

In response to the financial crisis of 2008 and 2009, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts. The Dodd-Frank Act provides for the creation of Bureau of Consumer Financial Protection as an independent entity of the Federal Reserve that will have broad authority to issue regulations governing the services and products we provide consumers. This additional regulation could increase our compliance costs and otherwise adversely impact our operations. The Dodd-Frank Act also contains provisions that, over time, could result in higher regulatory capital requirements and loan loss provisions for the Company and the Bank and may increase interest expense due to the ability in July 2011 to pay interest on all demand deposits. There have also been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Recent regulatory changes impose limits on our ability to change overdraft fees, which may decrease our non-interest income as compared to more recent prior periods. In addition, the potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending funding practices and liquidity standards.  We cannot determine the full impact of the Dodd-Frank Act on our business and operations at this time, and any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

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

Average Balances, Income and Expenses, and Rates

	For the Three Months Ended
	September 30, 2010			September 30, 2009
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$517,941	7,001	5.36%	$609,033	8,194	5.34%
Securities, taxable (3)	42,711	296	2.75%	47,186	536	4.51%
Securities, nontaxable (3)(4)	12,475	117	3.72%	21,842	320	5.81%
Nonmarketable equity securities	10,103	41	1.61%	10,186	48	1.87%
Fed funds sold and other	90,162	66	0.29%	35,254	24	0.24%
Total earning assets	673,392	7,521	4.43%	723,501	9,122	5.00%
Non-earning assets	61,564			56,919
Total assets	$734,956			$780,420

Liabilities:
Interest bearing liabilities:
Interest bearing transaction accounts	203,434	532	1.04%	186,265	473	1.01%
Savings accounts	45,784	137	1.19%	41,999	174	1.64%
Time deposits	211,543	1,089	2.04%	246,454	1,551	2.50%
Other short-term borrowings	-	-	0.00%	359	-	0.00%
Federal Home Loan Bank borrowings	95,400	749	3.11%	119,096	1,262	4.20%
Junior subordinated debentures	10,310	189	7.27%	10,310	185	7.12%
Total interest bearing liabilities	566,471	2,696	1.89%	604,483	3,645	2.39%
Non-interest bearing liabilities	112,509			112,261
Shareholders’ equity	55,976			63,676
Total liabilities and shareholders’equity	$734,956			$780,420
Net interest spread			2.54%			2.61%
Net interest income/margin		$4,825	2.84%		$5,477	3.00%

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Net Interest Income - continued

The tax-effected net interest spread and net interest margin were 2.54% and 2.84%, respectively, for the three month period ended September 30, 2010, compared to 2.61% and 3.00% for the three month period ended September 30, 2009.  The decline in net interest margin was primarily due to our increased level of nonaccrual loans and our desire to maintain cash liquidity.  During the three months ended September 30, 2010, earning assets averaged $673,392,000, compared to $723,501,000 for the three months ended September 30, 2009.  Average interest earning assets exceeded average interest bearing liabilities by $106,921,000, and $119,018,000 for the three month periods ended September 30, 2010 and September 30, 2009, respectively.

For the three months ended September 30, 2010, our tax-effected net interest income, the major component of our net income, was $4,825,000 compared to $5,477,000 for the same period of 2009, a decrease of $652,000 or 11.90%.  The average rate realized on interest-earning assets decreased to 4.43% from 5.00%, while the average rate paid on interest-bearing liabilities also decreased to 1.89% from 2.39% for the three month periods ended September 30, 2010 and 2009, respectively.

Our tax-effected interest income for the three months ended September 30, 2010 was $7,521,000, which consisted of $7,001,000 on loans, $454,000 on investments, and $66,000 on fed funds sold and interest bearing deposits with correspondent banks.  The tax-effected interest income for the three months ended September 30, 2009 was $9,122,000, which consisted of $8,194,000 on loans, $904,000 on investments, and $24,000 on fed funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the three months ended September 30, 2010 and September 30, 2009, represented 93.09% and 89.83%, respectively, of total interest income.  Average loans represented 76.92% and 84.18% of average earning assets for the three month periods ended September 30, 2010 and September 30, 2009, respectively.

Interest expense for the three months ended September 30, 2010 was $2,696,000, which consisted of $1,758,000 related to deposits and $938,000 related to other borrowings.  Interest expense for the three months ended September 30, 2009 was $3,645,000 which consisted of $2,198,000 related to deposits and $1,447,000 related to other borrowings.  Interest expense on deposits for the three months ended September 30, 2010 and September 30, 2009 represented 65.21% and 60.30%, respectively, of total interest expense.  Average interest bearing deposits represented 81.34% and 78.53% of average interest bearing liabilities for the three months ended September 30, 2010 and September 30, 2009, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Net Interest Income - continued
Average Balances, Income and Expenses, and Rates
	For the Nine Months Ended
	September 30, 2010			September 30, 2009
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$538,800	21,859	5.42%	$624,327	25,101	5.38%
Securities, taxable (3)	49,850	1,313	3.52%	45,531	1,669	4.90%
Securities, nontaxable (3)(4)	14,175	563	5.31%	25,025	1,165	6.22%
Nonmarketable equity securities	10,252	107	1.40%	4,753	109	3.07%
Fed funds sold and other	71,160	126	0.24%	19,357	32	0.22%
Total earning assets	684,237	23,968	4.68%	718,993	28,076	5.22%
Non-earning assets	61,300			63,335
Total assets	$745,537			$782,328

Liabilities:
Interest bearing liabilities:
Interest bearning transaction accounts	198,960	1,663	1.12%	194,066	1,092	0.75%
Savings accounts	44,790	419	1.25%	39,452	504	1.71%
Time deposits	227,191	3,580	2.11%	211,878	4,266	2.69%
Other short-term borrowings	-	-	0.00%	23,935	57	0.32%
Federal Home Loan Bank borrowings	95,400	2,206	3.09%	134,271	4,177	4.16%
Junior subordinated debentures	10,310	554	7.18%	10,310	545	7.07%
Total interest bearing liabilities	576,651	8,422	1.95%	613,912	10,641	2.32%
Non-interest bearing liabilities	113,601			104,127
Shareholders’ equity	55,285			64,289
Total liabilities and shareholders’ equity	$745,537			$782,328
Net interest spread			2.73%			2.90%
Net interest income/margin		$15,546	3.04%		$17,435	3.24%

(1)	Annualized for the nine month period.
(2)	The effect of loans in nonaccrual status and fees collected is not significant to the computations.
All loans and deposits are domestic.
(3)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(4)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

The tax-effected net interest spread and net interest margin were 2.73% and 3.04%, respectively, for the nine month period ended September 30, 2010, compared to 2.90% and 3.24% for the nine month period ended September 30, 2009.  During the nine months ended September 30, 2010, earning assets averaged $684,237,000, compared to $718,993,000 for the nine months ended September 30, 2009.  Average interest earning assets exceeded average interest bearing liabilities by $107,586,000, and $105,081,000 for the nine month periods ended September 30, 2010 and September 30, 2009, respectively.

For the nine months ended September 30, 2010, our tax-effected net interest income, the major component of our net income, was $15,546,000 compared to $17,435,000 for the same period of 2009, a decrease of $1,889,000 or 10.83%.  The average rate realized on interest-earning assets decreased to 4.68% from 5.22%, while the average rate paid on interest-bearing liabilities decreased to 1.95% from 2.32% for the nine month periods ended September 30, 2010 and 2009, respectively.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Net Interest Income - continued

Our tax-effected interest income for the nine months ended September 30, 2010 was $23,968,000, which consisted of $21,859,000 on loans, $1,983,000 on investments, and $126,000 on fed funds sold and interest bearing deposits with correspondent banks.  The tax-effected income for the nine months ended September 30, 2009 was $28,076,000, which consisted of $25,101,000 on loans, $2,943,000 on investments, and $32,000 on fed funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the nine months ended September 30, 2010 and September 30, 2009, represented 91.20% and 89.40%, respectively, of total interest income.  Average loans represented 78.74% and 86.83% of average earning assets for the nine month periods ended September 30, 2010 and September 30, 2009, respectively.

Interest expense for the nine months ended September 30, 2010 was $8,422,000, which consisted of $5,662,000 related to deposits and $2,760,000 related to other borrowings.  Interest expense for the nine months ended September 30, 2009 was $10,641,000 which consisted of $5,862,000 related to deposits and $4,779,000 related to other borrowings.  Interest expense on deposits for the nine months ended September 30, 2010 and September 30, 2009 represented 67.23% and 55.09%, respectively, of total interest expense.  Average interest bearing deposits represented 81.67% and 72.55% of average interest bearing liabilities for the nine months ended September 30, 2010 and September 30, 2009, respectively.

Analysis of Changes in Net Interest Income

The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income for the time periods indicated.

	Three Months Ended
	September 30, 2010 vs. 2009			September 30, 2009 vs. 2008
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Earning Assets
Loans	$(1,231)	$38	$(1,193)	$(508)	$(779)	$(1,287)
Securities, taxable	(47)	(193)	(240)	86	(71)	15
Securities, nontaxable	(110)	(93)	(203)	(112)	(1)	(113)
Nonmarketable equity securities	-	(7)	(7)	(1)	(43)	(44)
Federal funds sold and other	40	2	42	25	(2)	23
Total interest income	(1,348)	(253)	(1,601)	(510)	(896)	(1,406)

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	45	14	59	(76)	(84)	(160)
Savings accounts	15	(52)	(37)	26	(49)	(23)
Time deposits	(202)	(260)	(462)	419	(463)	(44)
Total interest-bearing deposits	(142)	(298)	(440)	369	(596)	(227)
Other short-term borrowings	-	-	-	(122)	(122)	(244)
Federal Home Loan Bank advances	(223)	(290)	(513)	(322)	23	(299)
Junior subordinate debt	-	4	4	-	4	4
Total interest expense	(365)	(584)	(949)	(75)	(691)	(766)
Net interest income	$(983)	$331	$(652)	$(435)	$(205)	$(640)

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Net Interest Income – continued

	Nine Months Ended
	September 30, 2010 vs. 2009			September 30, 2009 vs. 2008
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Earning Assets
Loans	$(3,468)	$226	$(3,242)	$(1,243)	$(4,013)	$(5,256)
Securities, taxable	147	(503)	(356)	213	(88)	125
Securities, nontaxable	(450)	(152)	(602)	(201)	67	(134)
Nonmarketable equity securities	79	(81)	(2)	(150)	(114)	(264)
Federal funds sold and other	92	2	94	36	(9)	27
Total interest income	(3,600)	(508)	(4,108)	(1,345)	(4,157)	(5,502)

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	29	542	571	(332)	(1,092)	(1,424)
Savings accounts	62	(147)	(85)	51	(185)	(134)
Time deposits	291	(977)	(686)	579	(1,711)	(1,132)
Total interest-bearing deposits	382	(582)	(200)	298	(2,988)	(2,690)
Other short-term borrowings	(29)	(29)	(58)	(341)	(583)	(924)
Federal Home Loan Bank advances	(1,045)	(926)	(1,971)	(194)	(147)	(341)
Junior subordinate debt	-	-	-	-	-	-
Total interest expense	(692)	(1,537)	(2,229)	(237)	(3,718)	(3,955)
Net interest income	$(2,908)	$1,029	$(1,879)	$(1,108)	$(439)	$(1,547)

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses – continued

Activity in the Allowance for Loan Losses is as follows:

(Dollars in thousands)	September 30,
	2010	2009
Balance, January 1,	$14,160	$13,617
Provision for loan losses for the period	6,350	31,800
Charge-offs:
Commercial and agricultural	35	278
Real estate - construction	3,273	5,401
Real estate – mortgage and commercial	3,605	1,662
Home equity	529	126
Consumer installment and other	26	36
Total charge-offs	$7,468	$7,503
Recoveries:
Commercial and agricultural	1	1
Real estate - construction	247	-
Real estate – mortgage and commercial	7	10
Home equity	2	2
Consumer installment and other	14	16
Total recoveries	271	29
Net charge-offs	$7,197	$7,474
Balance, end of period	$13,313	$37,943

Gross loans outstanding, end of period	$504,508	$601,846

Allowance for loan losses to loans outstanding	2.64%	6.30%

For the nine months ended September 30, 2010, total provision expense was $6,350,000, compared to $31,800,000 for the nine months ended September 30, 2009.  For the three months ended September 30, 2010, total provision expense was $2,750,000, compared to $24,000,000 for the three-month period ended September 30, 2009.  The decrease in provision was due to a decrease in charge-offs for the comparable periods, and a reduction in nonaccrual loans and adversely classified loans.   The allowance for loan losses was 2.64% of total loans at September 30, 2010, as compared to 6.30% at September 30, 2009.

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Noninterest Income

Total noninterest income for the nine months ended September 30, 2010 was $8,546,000, an increase of $2,581,000, or 43.27% compared to $5,965,000 for the nine months ended September 30, 2009.  This increase was attributable in part to income received as a result of the settlement of a lawsuit related to the management of a participation loan.  Proceeds of $912,000 were received during the first quarter of 2010 in the settlement.  Including the litigation settlement, other operating income increased $963,000, or 73.62%, to $2,271,000 for the nine months ended September 30, 2010 compared to $1,308,000 for the nine months ended September 30, 2009.  Total noninterest income for the quarter ended September 30, 2010 increased $874,000, or 46.79% to $2,742,000, compared to $1,868,000 at September 30, 2009.  Other operating income increased $58,000, or 13.81%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

We also recognized gains on the sales of securities available-for-sale in the amount of $1,993,000 for the nine months ended September 30, 2010, which were the results of management’s decision to shorten the duration of the portfolio.  We realized gains of $396,000 during the nine months ended September 30, 2009.  Gains on the sale of securities available-for-sale for the three months ended September 30, 2010 were $728,000 compared to $3,000 for the three months ended September 30, 2009.

Service charges on deposit accounts, decreased $316,000, or 18.27%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 and $153,000, or 25.76%, from the three months ended September 30, 2009 to the three months September 30, 2010.  Gains on the sales of loans held for sale increased $53,000, or 4.51%, to $1,227,000 from $1,174,000 for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009 and increased $160,000, or 44.57% from $359,000 to $519,000 for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.   The increase in gains on sales of loans held for sale is primarily due to the increase in mortgage origination fees resulting from the high demand for refinance transactions.

The income from fiduciary activities increased $256,000, or 21.84% from the nine month period ended September 30, 2009 to the nine month period ended September 30, 2010, and $89,000, or 21.29% from the three month period ended September 30, 2009 to the three month period ended September 30, 2010.  The increase is primarily due to new business development efforts as well as improving capital market conditions.  Fees from brokerage services increased $28,000, or 15.14% from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 and decreased $5,000, or 6.76% for the three months ended September 30, 2009 to the three months ended September 30, 2010.

The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card.  The results of this proposed legislation may impact our interchange income from debit card transactions in the future.

Noninterest Expense

Total noninterest expense for the first nine months of 2010 was $15,777,000, a decrease of $9,297,000, or 37.08%, when compared to $25,074,000 for the first nine months of 2009.  For the quarter ended September 30, 2010, noninterest expense was $5,651,000, a decrease of $7,649,000, or 57.51%, over the comparable period of 2009.  The decrease is primarily the result of the goodwill impairment charge of $7,418,000 during the third quarter of 2009, and also expenses associated with other real estate owned and the elimination of director fees as of July 2009.  We also incurred $359,000 in Federal Home Loan Bank prepayment penalties during the three months ended September 30, 2009.

Write downs on other real estate owned decreased $1,743,000, or 71.14%, from $2,443,000 for the nine months ended September 30, 2009 to $705,000 for the nine months ended September 30, 2010, and decreased $898,000, or 74.52%, from $1,205,000 for the three months ended September 30, 2009 to $307,000 for the three months ended September 30, 2010.  Net losses on sales of other real estate owned were $145,000 for the nine months ended September 30, 2010, a decrease of $78,000, or 34.98%, from $223,000 for the nine months ended September 30, 2009.  For the three months ended September 30, 2010, net losses on other real estate owned increased $38,000, or 345.45% to $49,000 compared to $11,000 for the three months ended September 30, 2009.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Expense - continued

We realized an increase in FDIC assessments of $387,000, or 45.32%, from $854,000 for the nine-month period ended September 30, 2009 to $1,241,000 for the nine-month period ended September 30, 2010.  FDIC assessments increased $274,000, or 113.22%, from $242,000 for the three-month period ended September 30, 2009 to $516,000 for the three-month period ended September 30, 2010.   This increase was due, in large part, to industry wide increased in general assessment rates.

Net occupancy expense increased $32,000 for the nine month period ended September 30, 2010, or 3.35% over the related period in 2009, and increased $18,000, or 5.70% for the three months ended September 30, 2010 compared to the same period in 2009.  The amortization of intangible assets decreased $17,000, or 5.31% to $303,000 from the nine month period ended September 30, 2009 to the nine month period ended  September 30, 2010, and decreased $5,000, or 4.72% from the three month period ended September 30, 2009 to the three months ended September 30, 2010.  Furniture and equipment expense decreased $108,000, or 16.19% from the nine month period ended September 30, 2009 to the nine month period ended September 30, 2010, and decreased $33,000, or 15.57% from the three month period ended September 30, 2009 to the three month period ended September 30, 2010.  We realized a loss on sales of fixed assets of $39,000 for nine months ended September 30, 2009, of which $20,000 was during the three month period ended September 30, 2009, compared to no losses for the three and nine month period ended September 30, 2010.  Other operating expenses were $4,396,000 for the nine months ended September 30, 2010, compared to $3,984,000 for the nine months ended September 30, 2009, an increase of $412,000, or 10.34%.  Other operating expenses increased $834,000, or 102.96% for the three-month period ended September 30, 2010 compared to the same period in 2009.  The primary reason for the increase is a result of expenses incurred with managing and marketing other real estate owned.

Income Taxes

For the nine months ended September 30, 2010, the effective income tax rate was 17.55% and the tax provision was $314,000.  The effective income tax rate was 45.18% for the quarter ended September 30, 2010, and due to the net loss for the quarter, the income tax benefit was $394,000.

For the nine months ended September 30, 2009, the effective income tax rate was 29.44% and the income tax benefit was $9,956,000.  The effective income tax rate was 27.51% for the three months ended September 30, 2009 and the income tax benefit was $8,266,000.  The tax benefits during the three- and six-month periods ended September 30, 2009 were due to our net losses.

Net Income (Loss)

The combination of the above factors resulted in net income of $1,475,000 for the nine months ended September 30, 2010 compared to net losses of $23,863,000 for the comparable period in 2009, an increase of $25,338,000.  For the quarter ended September 30, 2010, net losses were $478,000, a decrease of $21,307,000 when compared to net losses of $21,785,000 for the third quarter of 2009.

Assets and Liabilities

During the first nine months of 2010, total assets decreased $61,738,000, or 8.24%, when compared to December 31, 2009.  We experienced a decrease of $62,670,000, or 11.05%, in loans during the first nine months of 2010.  The decrease in our loan portfolio was primarily attributable to the decrease in construction loans and commercial and residential real estate loans, which was primarily the result of the general pay down of loan balances pursuant to management’s strategy to reduce loans during this period of economic stress and to improve the credit quality of our loan portfolio.  Total investment securities decreased $13,820,000, or17.46%, to $65,352,000 at September 30, 2010 compared to $79,172,000 at December 31, 2009.  Cash and cash equivalents increased $11,438,000, or 23.28%, during the first nine months of 2010 to $60,569,000 at September 30, 2010 compared to $49,131,000 at December 31, 2009.   The increase in cash and cash equivalents at September 30, 2010 compared to December 31, 2009 was primarily due to our efforts to increase our on-balance-sheet liquidity.  At June 30, 2010, cash and cash equivalents were $112,878,000, and during the third quarter we utilized our cash on hand to eliminate over $60 million in certificates of deposits that yielded approximately 2.75%.  As a result, we significantly bolstered our period end capital ratios and our net interest margin should improve.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Assets and Liabilities - continued

On the liability side, total deposits decreased $63,845,000, or 10.94%, to $519,638,000 at September 30, 2010 from $583,483,000 at December 31, 2009, primarily due to the elimination of certificates of deposit discussed above as we executed our deleveraging strategy.

Investment Securities

Investment securities decreased $13,820,000, or 17.46%, to $65,352,000 at September 30, 2010 from $79,172,000 at December 31, 2009, as we have sold bonds to shorten the duration of the portfolio.  Securities available for sale decreased $13,404,000, or 19.48% during the first nine months of 2010 and nonmarketable equity securities decreased $256,000, or 2.51%, during the first nine months of 2010.  As of September 30, 2010, securities available for sale totaling $31,710,000 were in an unrealized loss position, all of which have been in a loss position for less than 12 months.  Based on industry analyst reports and credit ratings, we believe that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer, and, therefore, these losses are not considered other-than-temporary.  We review our investment portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).  Factors considered in the review include estimated cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and our intent and ability to retain the security to allow for an anticipated recovery in market value.

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

Loans
Loans receivable decreased $62,670,000, or 11.04%, from $567,178,000 at December 31, 2009, to $504,508,000 at September 30, 2010, primarily due to pay downs within the portfolio and lack of demand for new loans.  Real estate – construction loans decreased $39,318,000 or 27.09% to $105,812,000 at September 30, 2010 from $145,130,000 at December 31, 2009.  Real estate – mortgage and commercial also decreased $22,535,000, or 7.12% to $294,036,000 at September 30, 2010 from $316,571,000 at December 31, 2009.  Home equity loans decreased $4,251,000, or 8.97%, to $43,158,000 at September 30, 2010 from $47,409,000 at December 31, 2009.  Commercial and agricultural loans increased $7,095,000, or 20.22%, to $42,177,000 at September 30, 2010 from $35,082,000 at December 31, 2009. Balances within the major loan receivable categories as of September 30, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Commercial and agricultural	$42,177	$35,082
Real estate – construction	105,812	145,130
Real estate – mortgage and commercial	294,036	316,571
Home equity	43,158	47,409
Consumer, installment	18,009	21,564
Consumer, credit card and checking	1,316	1,422
	$504,508	$567,178

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Risk Elements in the Loan Portfolio

We incorporate by reference under this heading the disclosures under the heading “Provision and Allowance for Loan Losses” under this Item 2 of Part I.

The following is a summary of risk elements in the loan portfolio as of September 30, 2010 and December 31, 2009:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Loans:
Nonaccrual loans	$26,604	$41,163
Other impaired loans*	$51,500	$30,793

Total impaired loans	$78,104	$71,956

Accruing loans more than 90 days past due	$1,293	$1,662

Loans identified by the internal review mechanism, including nonaccrual loans and accruing loans more than 90 days past due:
Criticized	$34,213	$18,725
Classified	$51,822	$64,848
 *Other impaired loans consist of loans for which regular payments are still received; however, some uncertainty exists as to whether or not the full contractual amounts will be collected in accordance with the terms of the loan agreement.

Criticized and classified loans increased $2,462,000, or 2.95%, from $83,573,000 at December 31, 2009 to $86,035,000 at September 30, 2010.  The continued elevated level of criticized and classified loans is primarily due to the current economic downturn and related decline in demand for residential real estate.  As a result of the slowing demand, several real estate developers are having significant cash flow issues.  Furthermore, residential real estate values are declining further exacerbating these cash flow issues.  Nonaccrual loans decreased $14,459,000, or 35.37%, from $41,163,000 at December 31, 2009 to $26,604,000 at September 30, 2010, primarily due to our efforts to reduce our nonaccrual loan portfolio through the selling of these assets and their migration into other real estate status.

Impaired loans primarily consist of nonperforming loans and troubled debt restructurings (“TDRs”), but can include other loans identified by management as being impaired.  Other impaired loans increased $20,707,000, or 67.25%, from $30,793,000 at December 31, 2009 to $51,500,000 at September 30, 2010.  The increase in other impaired loans is primarily due to several relationships consisting primarily of real estate secured loans in a variety of segments and commercial operating companies who have relied on liquidity reserves to support their annual debt service.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Risk Elements in the Loan Portfolio - continued

The following is a summary of information pertaining to impaired loans:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Impaired loans without a valuation allowance	$77,668	$71,295
Impaired loans with a valuation allowance	436	661

Total impaired loans	$78,104	$71,956

Valuation allowance related to impaired loans	$69	$181

Average investment in impaired loans	$81,102	$97,790

Interest income recognized on impaired loans	$1,908	$2,540

Interest income recognized on a cash basis on impaired loans	$1,799	$1,706

The following is a summary of information pertaining to TDRs:

(Dollars in thousands)	September 30, 2010	December 31, 2009

Nonperforming TDRs	$3,332	$2,612

Performing TDRs:
Real estate - construction	$930	1,047
Real estate – mortgage and commercial	5,217	541
Total performing TDRs	$6,147	$1,588

Total TDRs	$9,479	$4,200

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

All TDRs are considered to be impaired and are evaluated as such in the quarterly allowance calculation.  Outstanding nonperforming TDRs and their related allowance for loan losses totaled $3,332,000 and $38,000, respectively, as of September 30, 2010.

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Risk Elements in the Loan Portfolio - continued

The following table presents an analysis of nonperforming assets as of September 30, 2010 and December 31, 2009:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Nonperforming loans:
Commercial and agricultural	$508	$35
Real estate - construction	17,844	30,093
Real estate – mortgage and commercial	9,389	12,036
Home equity	155	662
Total nonperforming loans	$27,896	$42,826
Other real estate owned:
Real estate - construction	$13,917	$5,939
Real estate – mortgage and commercial	535	1,226
Total other real estate owned	$14,452	$7,165
Total nonperforming assets	$42,348	$49,991

Nonperforming loans to period end total loans	5.53%	7.55%
Nonperforming assets to period end total assets	6.16%	6.67%

Other real estate, which includes foreclosed assets and other real property held for sale, increased to $14,452,000 at September 30, 2010 from $7,165,000 at December 31, 2009.  The increase in other real estate was primarily due to the repossession of commercial and residential construction and land development properties.  The Company is actively marketing all of its foreclosed properties.  Such properties are adjusted to fair value upon transfer of the loans or premises to other real estate.  Subsequently, these properties are carried at the lower of carrying value or updated fair value.  The Company obtains updated appraisals and/or internal evaluations for all other real estate.  The Company considers all other real estate to be classified as Level 2 fair value estimates since values are established on recent independent valuations.

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

Premises and Equipment

Our purchases of fixed assets during the first nine months of 2010 totaled $73,000.  Of this amount, $8,000 was during the third quarter of 2010.  Total fixed assets, net of depreciation, decreased $629,000 during the first nine months of 2010.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Deposits

Total deposits decreased $63,845,000, or 10.94%, to $519,638,000 at September 30, 2010 from $583,483,000 at December 31, 2009.  The primary reason for the decrease was due to management’s strategy to allow approximately $60 million in high cost certificates of deposits to run off.  We utilized low yielding cash to fund the outflow, which should  improve our net interest margin and as our capital ratios.  Expressed in percentages, noninterest-bearing deposits decreased 10.12% from $112,333,000 at December 31, 2009 to $100,965,000 at September 30, 2010, and interest-bearing deposits decreased 11.14% from $471,150,000 at December 31, 2009 to $418,673,000 at September 30, 2010.  As previously reported, the Dodd-Frank Act also permanently raises the current standard maximum deposit insurance amount to $250,000.  The standard maximum insurance amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013.  The FDIC insurance coverage limit  applies per depositor, per insured depository institution for each account ownership category.

Balances within the major deposit categories as of September 30, 2010 and December 31, 2009 are as follows:
(Dollars in thousands)	September 30, 2010	December 31, 2009

Noninterest-bearing demand deposits	$100,965	$112,333
Interest-bearing demand deposits	70,800	66,807
Money market accounts	137,074	123,806
Savings deposits	43,479	42,280
Certificates of deposits	155,471	211,057
Brokered certificates of deposit	11,849	27,200
	$519,638	$583,483

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us totaled $95,400,000 at September 30, 2010 and December 31, 2009.  During the first quarter of 2010, we made the decision to refinance two Federal Home Loan Bank advances, each in the amount of $10,000,000.  Although we incurred prepayment penalties of $1,516,000, which will be amortized over the life of the two new borrowings, we were able to significantly reduce our interest expense related to our Federal Home Loan Bank borrowings.  Of the $95,400,000 in advances with Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
12/07/11	4.12% - fixed, callable 12/07/10	$10,000
03/01/12	4.32% - fixed, callable 12/01/10	10,000
05/18/12	4.62% - fixed, callable 11/18/10	5,000
03/05/13	1.94% - fixed, callable 12/06/10	5,400
01/06/14	0.64% - adjustable rate, resets 10/06/10	10,000
01/06/14	0.64% - adjustable rate, resets 10/06/10	10,000
01/16/15	2.77% - fixed, callable 10/18/10	10,000
06/03/15	3.36% - fixed, callable 12/03/10	15,000
02/02/17	4.31% - fixed, callable 11/02/10	10,000
05/18/17	4.15% - fixed, callable 11/18/10	10,000
		$95,400

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

The following table summarizes capital ratios and the regulatory minimum requirements at September 30, 2010:

	Tier 1 Risk-based	Total Risk-based	Tier 1 Leverage
Actual ratio:
Community Capital Corporation	12.49%	13.76%	8.65%
CapitalBank	12.19%	13.45%	8.43%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

Shareholders’ equity was increased by net income of $1,475,000 during the nine months ended September 30, 2010. Due to changes in the market rates of interest, the fair value of our securities available for sale decreased, which had the effect of decreasing shareholder’s equity by $557,000, net of deferred taxes, for the nine months ended September 30, 2010 when compared to December 31, 2009.  Total equity also increased by $189,000 for the amortization of deferred compensation on restricted stock for the nine months ended September 30, 2010.  Total equity was also increased by $319,000 for sales of treasury shares.

Our liquidity position increased for the nine-month period ended September 30, 2010 when compared to the period ended December 31, 2009, as we had no overnight wholesale borrowings and $48,425,000 in our Federal Reserve correspondent account at September 30, 2010.  For the near term, maturities and sales of securities available-for-sale and cash on hand are expected to be sources of liquidity as we deploy these funds into loans and other investments to achieve the desired mix of assets and liabilities.  At September 30, 2010, we had $24,186,000 million of securities available-for-sale as sources of liquidity.  Advances from the Federal Home Loan Bank, availability at Federal Reserve Bank Discount Window, and our correspondent banks will also continue to serve as a funding source, at least for the near future. At September 30, 2010, we had no borrowings outstanding and had the ability to receive $8,143,000 in funds under the terms of our agreement with the Federal Reserve Bank.  Additionally, we have the ability to receive an additional $76,300,000 in advances under the terms of our agreement with the Federal Home Loan Bank.  Short-term borrowings by the Bank are not expected to be a primary source of liquidity for the near term; however, we have approximately $15,000,000 of unused lines of credit to purchase federal funds.

Off-Balance Sheet Arrangements

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At September 30, 2010, we had issued commitments to extend credit of $52,397,000 and standby letters of credit of $1,706,000 through various types of commercial lending arrangements.  Approximately $41,482,000 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2010.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year Total	Total
Unused commitments to extend credit	$4,611	$2,449	$17,011	$24,071	$28,326	$52,397
Standby letters of credit	178	5	1,511	1,694	12	1,706
Total	$4,789	$2,454	$18,522	$25,765	$28,338	$54,103

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

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

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

COMMUNITY CAPITAL CORPORATION

Date: November 10, 2010	By:	/s/ WILLIAM G. STEVENS
William G. Stevens
President & Chief Executive Officer

Date: November 10, 2010	By:	/s/ R. WESLEY BREWER
R. Wesley Brewer
Chief Financial Officer