Form 10-Q/A
period 2010-03-31
COMMUNITY CAPITAL CORP /SC/
filed 2010-12-17
CIK 832847

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

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was filed with the Securities and Exchange Commission on May 6, 2010 (the “Original Filing”). This Form 10-Q/A is a technical amendment to correct omissions from Exhibits 31.1 and 31.2 of the Original Filing, which did not include certain required language regarding internal control over financial reporting.

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

COMMUNITY CAPITAL CORPORATION

	By:	/s/ WILLIAM G. STEVENS
William G. Stevens President & Chief Executive Officer

Date: December 17, 2010	By:	/s/ R. WESLEY BREWER
R. Wesley Brewer Chief Financial Officer