Form 10-Q/A
period 2010-09-30
COMMUNITY CAPITAL CORP /SC/
filed 2010-12-17
CIK 832847

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

This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, which was filed with the Securities and Exchange Commission on November 10, 2010 (the “Original Filing”). This Form 10-Q/A is a technical amendment to correct omissions from Exhibits 31.1 and 31.2 of the Original Filing, which did not include certain required language regarding internal control over financial reporting.

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