Form 10-K
period 2010-12-31
COMMUNITY CAPITAL CORP /SC/
filed 2011-03-21
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [  ]        Accelerated filer [  ]        Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes  [X] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2010, based on the closing price of the common stock as reported by The NASDAQ Global Market on such date, was approximately $27.1 million.  The registrant has no outstanding non-voting common equity.

The number of outstanding common shares of the registrant as of March 2, 2011, was 10,041,249.

Documents Incorporated By Reference:  Portions of the registrant’s Proxy Statement relating to its 2011 Annual Meeting of shareholders, to be filed subsequently, are incorporated herein by reference in Part III.

COMMUNITY CAPITAL CORPORATION

TABLE OF CONTENTS

Item			Page No.
PART I

1	.	Business	3
1	A.	Risk Factors	21
1	B.	Unresolved Staff Comments	30
2	.	Properties	30
3	.	Legal Proceedings	30
4	.	(Removed and Reserved)	30

PART II

5	.	Market for Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities	31
6	.	Selected Financial Data	32
7	.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
7	A.	Qualitative and Quantitative Disclosures About Market Risk	53
8	.	Financial Statements and Supplementary Data	53
9	.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure	53
9	A.	Controls and Procedures	53
9	B.	Other Information	55

PART III

10	.	Directors, Executive Officers, and Corporate Governance	55
11	.	Executive Compensation	55
12	.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55
13	.	Certain Relationships and Related Transactions, and Director Independence	55
14	.	Principal Accountant Fees and Services	56

PART IV

15	.	Exhibits and Financial Schedules	56

Signatures			57
Index to Consolidated Financial Statements			F-1
Exhibit Index			E-1

PART I

ITEM 1.	BUSINESS.

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

•	reduced earnings due to higher credit losses because our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral;
•	our ability to comply with out Written Agreement and potential more restrictive regulatory actions if we fail to comply;
•	high concentration of our real estate-based loans collateralized by real estate in a weak commercial real estate market;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	the rate of delinquencies and amounts of charge-offs;
•	challenges, costs and complications associated with the continued development of our branches;
•	changes in political conditions or the legislative or regulatory environment;
•	significant increases in competitive pressure in CapitalBank’s banking and financial services industries;
•
general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected, resulting in, among other things, a deterioration in credit quality;

•	adverse conditions in the stock market, the public debt market, and other capital markets;
•	changes occurring in business conditions and inflation;
•	changes in technology;
•	changes in monetary and tax policies;
•	changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board and the Financial Accounting Standards Board;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	loss of consumer confidence and economic disruptions resulting from terrorist activities;
•	changes in the securities markets; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

These risks are exacerbated by the state of national and international financial markets, and we are unable to predict what effect these uncertain market conditions will have on our Company.  During 2008 and 2009, the capital and credit markets experienced unprecedented levels of extended volatility and disruption which continued to impact the Company in 2010.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

Market Areas

At December 31, 2010, CapitalBank operated 17 full service branches and one drive through facility in South Carolina, three of which are located in Greenwood, two of which are located in Abbeville, Anderson and Greer, and one of which is located in each of Newberry, Belton, Greenville, Clemson, Saluda, Prosperity, Honea Path, Clinton and Calhoun Falls.

The following table sets forth certain information concerning CapitalBank at December 31, 2010:

	Number of Locations	Total Assets	Total Loans	Total Deposits
		(Dollars in thousands)
CapitalBank	18	$654,907	$480,272	$496,281

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

Lending Activities

General.  Through CapitalBank, we offer a range of lending services, including real estate, consumer, and commercial loans, to individuals and small business and other organizations that are located in or conduct a substantial portion of their business in CapitalBank’s market areas.  Our total loans at December 31, 2010 totaled $479.4 million, or 81.1% of total earning assets.  The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, availability of funds, and government regulations.  We have no foreign loans or loans for highly leveraged transactions.

Our primary focus has been on real estate construction loans and commercial mortgage loans to individuals and small to medium-sized businesses in our market areas, as well as residential mortgage loans.  These three loan types totaled approximately $420.8 million and constituted approximately 87.8% of our loan portfolio at December 31, 2010.

The following table sets forth the composition of our loan portfolio for each of the five years in the period ended December 31, 2010.

Loan Composition

(Dollars in thousands)

	December 31,
	2010	2009	2008	2007	2006
Commercial, financial and agricultural	8.28%	6.18%	6.77%	6.89%	7.83%
Real estate:
Construction	20.67	25.59	28.89	25.92	24.88
Mortgage:
Residential	38.07	37.85	36.61	39.13	39.08
Commercial (1)	29.04	26.33	24.52	24.00	24.07
Consumer and other	3.94	4.05	3.21	4.06	4.14
Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

Total loans (dollars)	$479,393	$567,178	$641,737	$645,154	$573,639

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

Real Estate Mortgage Loans.  The principal component of our loan portfolio is loans secured by real estate mortgages.  We obtain a security interest in real estate whenever possible, in addition to any other available collateral, in order to increase the likelihood of the ultimate repayment of the loan.  At December 31, 2010, loans secured by first or second mortgages on real estate made up approximately 87.8% of our loan portfolio.

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

Competition

CapitalBank generally competes with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered.  South Carolina law permits statewide branching by banks and savings institutions and many financial institutions in the state have branch networks.  Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks.  The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina.  This change permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.   Consequently, commercial banking in South Carolina is highly competitive.  South Carolina law also permits interstate banking whereby out-of-state banks and bank holding companies are allowed to acquire and merge with South Carolina banks and bank holding companies, as long as the South Carolina State Board of Financial Institutions gives prior approval for the acquisition or merger.  Many large banking organizations currently operate in the market areas of CapitalBank, several of which are controlled by out-of-state ownership.  In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has been intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking that previously had been the sole domain of commercial banks.  See “Supervision and Regulation.”

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

Employees

Including the employees of CapitalBank, we currently have in the aggregate 171 full-time employees and 10 part-time employees.

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

In October 2009, the Federal Reserve Bank of Richmond (the “Federal Reserve”) conducted its safety and soundness examination of CapitalBank.  Since receiving the Federal Reserve’s report of examination in October 2009, which was based on CapitalBank’s financial statements as of June 30, 2009 and loan data as of September 15, 2009, we have been actively addressing the concerns raised in the report and as a result have improved our financial condition materially since the examination date.  Although we have materially improved our financial condition since the Federal Reserve’s October 2009 examination and remain well-capitalized as of June 30, 2010, the Company and CapitalBank entered into a written agreement (the “Written Agreement”) with the Federal Reserve and the South Carolina Board of Financial Institutions (the “S.C. Board”) on July 28, 2010 to ensure that certain requirements imposed by the Federal Reserve are fully addressed by us.  The Written Agreement requires CapitalBank to take certain actions to continue to address concerns raised in the examination including, but not limited to, designing a plan to improve CapitalBank’s position on certain problem loans, reviewing and revising its allowance for loan and lease losses (“ALLL”) methodology, strengthening its credit risk management and lending program, enhancing its written liquidity and contingency funding plan, and submitting a capital plan to maintain CapitalBank’s capital ratios in excess of the minimum thresholds required to be well-capitalized.  The Written Agreement also prohibits the Company and CapitalBank from declaring or paying any dividends without the prior written approval of the Federal Reserve and the S.C. Board, respectively.

The Written Agreement does not contain any provisions to increase capital and will not result in any change to financial results.  We intend to take all actions necessary to enable CapitalBank to comply with the requirements of this agreement, and as of the date hereof we have submitted all documentation required to the Federal Reserve.  Nevertheless, there can be no assurance that CapitalBank will be able to fully comply with the provisions of the Written Agreement, and the determination of our compliance will be made by the Federal Reserve.  If we were unable to comply with the requirements of the Written Agreement, we could be subject to further regulatory action by the Federal Reserve.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, several regulatory and governmental actions have been announced including:

•
The Emergency Economic Stabilization Act of 2008 (the “EESA”), approved by Congress and signed by President Bush on October 3, 2008, which, among other provisions, allowed the U.S. Treasury to purchase troubled assets from banks, authorized the SEC to suspend the application of marked-to-market accounting, and raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013, which has since been permanently increased;

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

o
Guarantee of newly-issued senior unsecured debt; the guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012; issuers electing to participate would pay a 75 basis point fee for the guarantee; and

o
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

o
A capital assistance program that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the Capital Purchase Program;

o	A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

o
A new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions; and

o	Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

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

o
The first plan is the Legacy Loan Program, which has a primary purpose to facilitate the sale of troubled mortgage loans by eligible institutions, including FDIC-insured federal or state banks and savings associations. Eligible assets are not strictly limited to loans; however, what constitutes an eligible asset will be determined by participating banks, their primary regulators, the FDIC and the Treasury. Under the Legacy Loan Program, the FDIC has sold certain troubled assets out of an FDIC receivership in two separate transactions relating to the failed Illinois bank, Corus Bank, NA, and the failed Texas bank, Franklin Bank, S.S.B. These transactions were completed in September 2009 and October 2009, respectively.

o
The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds (“PPIFs”) to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements (collectively, “Legacy Securities”). Legacy Securities must be directly secured by actual mortgage loans, leases or other assets, and may be purchased only from financial institutions that meet TARP eligibility requirements. The U.S. Treasury received over 100 unique applications to participate in the Legacy Securities PPIP and in July 2009 selected nine PPIF managers.  As of September 30, 2010, the PPIFs had completed their fundraising and have closed on approximately $7.4 billion of private sector equity capital, which was matched 100 percent by Treasury, representing $14.7 billion of total equity capital. The U.S. Treasury has also provided $14.7 billion of debt capital, representing $29.4 billion of total purchasing power. As of September 30, 2010, PPIFs have drawn-down approximately $18.6 billion of total capital which has been invested in eligible assets and cash equivalents pending investment.

•	On May 22, 2009, the FDIC levied a one-time special assessment on all banks due on September 30, 2009;

•
On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011;

•
In June 2010, the Federal Reserve, the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

•
On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), a comprehensive regulatory framework that will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates.  Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows.  Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.  The Dodd-Frank Act includes provisions that, among other things, will:

o
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws;

o
Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as   companies grow in size and complexity;

o
Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

o
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;

o
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions;

o	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions;

o	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts;

o
Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

o
Eliminate the Office of Thrift Supervision (“OTS”) one year from the date of the new law’s enactment.  The Office of the Comptroller of the Currency (“OCC”), which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts.  In addition, the Federal Reserve will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.

•
On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”).  The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF.  Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF is March 31, 2011.

•
Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”).  On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019.  The U.S. federal banking agencies support this agreement.  In December 2010, the Basel Committee issued the Basel III rules text, outlining the details and time-lines of global regulatory standards on bank capital adequacy and liquidity.  According to the Basel Committee, the framework sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards.

•
In November 2010, the Federal Reserve's monetary policymaking committee, the Federal Open Market Committee (“FOMC”), decided that further support to the economy was needed. With short-term interest rates already nearing 0%, the FOMC agreed to deliver that support by committing to purchase additional longer-term securities, as it did in 2008 and 2009. The FOMC intends to buy an additional $600 billion of longer-term U.S. Treasury securities by mid-2011 and will continue to reinvest repayments of principal on its holdings of securities, as it has been doing since August 2010.

•
In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity.  The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act.  Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC's goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets.  Both changes in the assessment system will be effective as of April 1, 2011 and will be payable at the end of September.  In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio (“DRR”) to 2.0%. The ratio is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC's comprehensive, long-range management plan for the DIF.  On December 16, 2010, the Federal Reserve issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve to set debit card interchange fees. The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion in assets, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates. In February 2011, the FDIC approved the final rules that, as noted above, change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the DRR target size at 2.0% of insured deposits.

•
On December 29, 2010, the Dodd-Frank Act was amended to include full FDIC insurance on Interest on Lawyers Trust Accounts (“IOLTAs”).  IOLTAs will receive unlimited insurance coverage as noninterest-bearing transaction accounts for two years ending December 31, 2012.

We have elected not to participate in the TARP Capital Purchase Program, but with respect to any other potential future government assistance programs, we will evaluate the merits of the programs, including the terms of the financing, our capital position, the cost to the Company of alternative capital, and our strategy for the use of additional capital, to determine whether it is prudent to participate.  Regardless of our lack of participation, governmental intervention and new regulations under these programs could materially and adversely affect our business, financial condition and results of operations.

Although the Transaction Account Guarantee Program (“TAGP”) expired on December 31, 2010, a provision of the Dodd-Frank Act requires the FDIC to provide unlimited deposit insurance for all deposits in non-interest bearing transaction accounts.  This deposit insurance mandate created by the Dodd-Frank Act took effect on December 31, 2010 and will continue through December 31, 2012.  The deposit insurance mandate created by the Dodd-Frank Act is not an extension of the TAGP.  Although the TAGP and the Dodd-Frank Act establish unlimited deposit insurance for certain types of non-interest bearing deposit accounts, unlike the TAGP, the coverage provided by the Dodd-Frank Act does not apply to NOW accounts and will be funded through general FDIC assessments, not special assessments.

Proposed Legislation and Regulatory Action

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.  We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or CapitalBank could have a material effect on the business of the Company.

Community Capital Corporation

We own 100% of the outstanding capital stock of CapitalBank, and therefore we are considered to be a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”).  As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the Bank Holding Company Act and its regulations promulgated thereunder.  Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act of 1996.

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

South Carolina State Regulation.  As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act of 1996, we are subject to limitations on sale or merger and to regulation by the S.C. Board.  We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so.  We must receive the Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

CapitalBank

CapitalBank operates as a state-chartered Federal Reserve member bank and is subject to the supervision and regulation of the South Carolina State Board of Financial Institutions and the Federal Reserve Board.  Deposits in CapitalBank are insured by the FDIC up to a maximum amount, which has been permanently raised to $250,000 for each non-retirement depositor and for certain retirement-account depositors.  The S.C. Board and the Federal Reserve regulate or monitor virtually all areas of CapitalBank’s operations, including:

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

The minimum capital ratios for both the Company and CapitalBank are generally 8% for total capital, 4% for Tier 1 capital and 4% for leverage.  To be eligible to be classified as “well capitalized,” CapitalBank must generally maintain a total capital ratio of 10% or more, a Tier 1 capital ratio of 6% or more, and a leverage ratio of 5% or more.  Certain implications of the regulatory capital classification system are discussed in greater detail below.

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

As of December 31, 2010, CapitalBank was deemed to be “well capitalized.”

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

On October 3, 2008, President George W. Bush signed the EESA, which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The temporary increase in deposit insurance coverage became effective immediately upon the President’s signature.  The legislation provided that the basic deposit insurance limit would return to $100,000 on December 31, 2013; however with the signing of the Dodd-Frank Act in July 2010, the federal deposit insurance coverage limit was permanently raised to $250,000 per depositor.

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

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.  In December 2009, we paid $4.9 million in prepaid risk-based assessments, which included $322,000 related to the fourth quarter of 2009 that would have been otherwise payable in the first quarter of 2010.  The assessment amount related to the fourth quarter of 2009 is included in deposit insurance expense for 2009.  During 2010, we paid assessments of approximately $1.7 million, which reduced our prepaid balance with the FDIC.  The remaining balance of approximately $3.0 million in prepaid deposit insurance is included in other assets in the accompanying balance sheet as of December 31, 2010.

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

Dividends.  The Company’s principal source of cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from CapitalBank.  Statutory and regulatory limitations apply to CapitalBank’s payment of dividends to the Company.  As a general rule, the amount of a dividend may not exceed, without prior regulatory approval, the sum of net income in the calendar year to date and the retained net earnings of the immediately preceding two calendar years.  A depository institution may not pay any dividend if payment would cause the institution to become undercapitalized or if it already is undercapitalized.  The Federal Reserve may prevent the payment of a dividend if it determines that the payment would be an unsafe and unsound banking practice.  As described further below, on July 28, 2010, the Company and CapitalBank entered into the Written Agreement with the Federal Reserve and the S.C. Board which, among other things, prohibits the Company and CapitalBank from declaring or paying any dividends or making any distributions of interest, principal, or other sums on subordinated debentures without the prior approval of the supervisory authorities.

Branching.  Under current South Carolina law, we may open branch offices throughout South Carolina with the prior approval of the State Board.  In addition, with prior regulatory approval, CapitalBank will be able to acquire existing banking operations in South Carolina.  Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks.  The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina.  This change permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.

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

We have become subject to a Written Agreement that will require us to take certain actions.

The Company and CapitalBank are subject to periodic examination by various regulatory agencies.  In October 2009, the Federal Reserve conducted its safety and soundness examination of CapitalBank.  Since receiving the Federal Reserve’s report of examination in January 2010, which was based on the Bank’s financial statements as of June 30, 2009 and loan data as of September 15, 2009, the Company has been actively addressing the concerns raised in the report and as a result has improved the Company's financial condition materially since the examination date.  Although the Company has materially improved its financial condition since the Federal Reserve’s October 2009 examination and remains well-capitalized as of June 30, 2010, the Company and CapitalBank entered into the Written Agreement with the Federal Reserve and the S.C. Board on July 28, 2010.  The Written Agreement requires CapitalBank to take certain actions to continue to address concerns raised in the examination, including, but not limited to, designing a plan to improve CapitalBank's position on certain problem loans, reviewing and revising its allowance for loan and lease losses (“ALLL”) methodology, strengthening its credit risk management and lending program, enhancing its written liquidity and contingency funding plan, and submitting a capital plan to maintain CapitalBank’s capital ratios in excess of the minimum thresholds required to be well-capitalized.  The Written Agreement also prohibits the Company and CapitalBank from declaring or paying any dividends without the prior written approval of the Federal Reserve and the S.C. Board, respectively.  The Company will continue to work diligently to ensure that the requirements of the formal agreement are met in a timely manner.  Nevertheless, if the Company fails to comply with the requirements of the written agreement, the Company may be subject to further and more restrictive regulatory action.

The current economic environment has adversely affected our financial condition and results of operations.

There was significant disruption and volatility in the financial and capital markets during 2008, 2009 and into 2010. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in mortgage lending and related real estate markets. Continued declines in real estate values, high unemployment and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

As a consequence of the difficult economic environment, we experienced a significant decrease in earnings resulting primarily from increased provisions for loan losses. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve in the near term, in which case we could continue to experience write-downs of assets, and could face capital and liquidity constraints or other business challenges. A further deterioration in economic conditions, particularly within our market areas, could result in the following consequences, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations:

	Loan delinquencies may further increase causing additional increases in our provision and allowance for loan losses.


Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs.


Collateral for loans made by CapitalBank, especially real estate, may continue to decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans.


Consumer confidence levels may decline and cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities and decreased demand for our products and services.

We have sustained losses from a decline in credit quality and may see further losses.

Our ability to generate earnings is significantly affected by our ability to properly originate, underwrite, and service loans.  We have sustained losses primarily because borrowers, guarantors, or related parties have failed to perform in accordance with the terms of their loans and we failed to detect or respond to deterioration in asset quality in a timely manner.  We could sustain additional losses for these reasons.  Problems with credit quality or asset quality could cause our interest income and net interest margin to decrease, which could adversely affect our business, financial condition, and results of operations.  We have recently identified credit deficiencies with respect to certain loans in our loan portfolio which are primarily related to the downturn in the residential housing industry.  As a result of the decline of the residential housing market, property values for this type of collateral have declined substantially.  In response to this determination, we increased our loan loss reserve throughout 2010 to a total loan loss reserve of $17.2 million at December 31, 2010 to address the risks inherent within our loan portfolio.  Recent developments, including further deterioration in the South Carolina real estate market as a whole, may cause management to adjust its opinion of the level of credit quality in our loan portfolio.  Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations.

A significant portion of our loan portfolio could become under-collateralized due to the real estate market decline, which could have a material adverse effect on our asset quality, capital structure and profitability.

A significant portion of our loan portfolio is comprised of loans secured by either commercial real estate or single family homes that are under construction. As of December 31, 2010, $99.1 million, or 20.7% of our total loans, are classified as Real Estate Construction loans, $156.0 million, or 32.6% of our total loans are classified as Commercial Real Estate loans and $160.5 million, or 33.5% of our total loans, are classified as Mortgage Residential loans. Real Estate Construction loans represent the highest level of risk for the Company due to current real estate and other market conditions and represent 54.9% of our nonperforming loans. So far, other Commercial Real Estate loans have not been as severely impacted by the recent economic downturns. In our Commercial Real Estate loan portfolio, 76.4% of the loans cover owner-occupied real estate which has a lower risk element than non-owner occupied. Owner-occupied commercial real estate generally has a lower risk profile since business owners are obligated to repay the debt and, accordingly, the loan is not dependent on the liquidation of the collateral as the source of repayment. As of December 31, 2010, only 8.0% of the Company’s nonperforming loans are Commercial Real Estate loans.  Delinquencies of 30 days and over were 6.1% as of December 31, 2010. Mortgage Residential loans past due 30 days or more were only 6.4% of total Mortgage Residential loans outstanding as of December 31, 2010. These Mortgage Residential loans represent 34.5% of our nonperforming loans.

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

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

Making loans and other extensions of credit is an essential element of our business.  Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid.  The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;
•	credit risks of a particular customer;
•	changes in economic and industry conditions; and
•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We attempt to maintain an appropriate allowance for loan losses to provide for probable losses in our loan portfolio.  We periodically determine the amount of the allowance based on consideration of several factors, including:

•	an ongoing review of the quality, mix, and size of our overall loan portfolio;
•	our historical loan loss experience;
•	evaluation of economic conditions;
•	regular reviews of loan delinquencies and loan portfolio quality; and
•	the amount and quality of collateral, including guarantees, securing the loans.

There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods may exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required.  Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2010, approximately 88.0% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The weakening of the real estate markets in our geographic footprint may result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. Acts of nature, including hurricanes, tornados, earthquakes, fires and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

As discussed above under “Supervision and Regulation”, CapitalBank’s deposits are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance.  As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC.

Although we cannot predict what the insurance assessment rates will be in the future, deterioration in either risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

The FDIC may terminate deposit insurance of any insured depository institution if it determines that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.  It also may suspend deposit insurance temporarily if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.

Continuation of the economic downturn in the upstate region of South Carolina could reduce our customer base, our level of deposits, and demand for financial products such as loans.

We operate primarily in the upstate region of South Carolina and substantially all our loan customers and most of our deposit and other customers live or have operations in that area of South Carolina. Accordingly, our success significantly depends upon the growth in population, income levels, deposits and housing starts in that region, along with the continued attraction of business ventures to the area.  The current economic downturn has negatively affected the markets in which we operate and, in turn, the quality of our loan portfolio.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed.  A continuation of the economic downturn or prolonged recession would likely result in the continued deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  Interest received on loans represented approximately 91.6% of our interest income for the year ended December 31, 2010.

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

As described above under “Supervision and Regulation”, in response to the challenges facing the financial services sector, a number of regulatory and governmental actions have been enacted or announced.  There can be no assurance that these government actions will achieve their purpose.  The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

Additional valuation allowance of our deferred tax asset would negatively impact our net earnings or loss.

We calculate income taxes in accordance with ASC 740-10, which requires the use of the asset and liability method. In accordance with ASC 740-10, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. At December 31, 2010, our net deferred tax asset was $9.0 million. During 2009, we realized a valuation allowance in the amount of $380,000 for the parent company’s Net Operating Losses (“NOLs”).  Realization of a deferred tax asset requires us to exercise significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. If we, or our regulators, determine that an additional valuation allowance of our deferred tax asset is necessary, we would incur a charge to earnings.

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

Our directors and executive officers, as a group, beneficially owned approximately 16% of our outstanding common stock as of December 31, 2010. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

Liquidity needs could adversely affect our results of operations and financial condition.

We rely on dividends from CapitalBank as our primary source of funds. The primary sources of funds of CapitalBank are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank (“FHLB”) advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

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

During 2008 and 2009, the capital and credit markets unprecedented volatility and disruption.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If these levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Our ability to pay cash dividends may be limited by regulatory restrictions, by CapitalBank’s ability to pay cash dividends to our holding company and by our need to maintain sufficient capital to support our operations. The ability of CapitalBank to pay cash dividends to our holding company is limited by its obligations to maintain sufficient capital and by other restrictions on their cash dividends that are applicable to South Carolina state banks and banks that are regulated by the FDIC. If CapitalBank is not permitted to pay cash dividends to our holding company, it is unlikely that we would be able to pay cash dividends on our common stock.  In April 2009, we announced the suspension of our quarterly cash dividends to preserve our retained capital and because of regulatory concerns.  Our future dividends are subject to the discretion of the Board of Directors and the approval of the Federal Reserve and the S.C. Board and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions.

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

Not applicable.

ITEM 2.	PROPERTIES.

We operate out of an approximately 3,000 square foot building located on approximately one acre of land leased from a third party in Greenwood, South Carolina.  At December 31, 2010, CapitalBank operated 17 full service branches and one drive through facility in South Carolina, three of which are located in Greenwood, two of which are located in Abbeville, Anderson and Greer, and one of which is located in each of Newberry, Belton, Greenville, Clemson, Saluda, Prosperity, Honea Path, Clinton and Calhoun Falls.  Of CapitalBank’s branches, 15 are located on land owned by CapitalBank, two are located on land owned by us and leased to CapitalBank, and one is located on land CapitalBank leases from a third party.  We believe that all of our properties are well maintained and are suitable for their respective present needs and operations.

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

Year	Quarter	High	Low
2010	Fourth	$3.99	$2.50
	Third	4.05	2.75
	Second	4.96	2.75
	First	3.18	2.74

2009	Fourth	$3.94	$2.49
	Third	4.90	2.50
	Second	6.00	4.59
	First	8.49	4.45

The closing price of our common shares as reported by the NASDAQ Global Market on March 2, 2011 was $2.76 per share.  As of March 2, 2011, there were 10,041,249 shares of our common stock outstanding held by approximately 1,510 shareholders of record.  We did not sell any of our equity securities during fiscal year 2010 that were not registered under the Securities Act of 1933, as amended.

Until September 17, 2001, we had not declared or distributed any cash dividends to our shareholders since our organization in 1988.  From then until April 2009, we paid cash dividends to our shareholders on a quarterly basis.  On March 6, 2009, we paid a cash dividend in the amount of $0.15 per share.  In April 2009, we announced we were suspending our quarterly cash dividends to preserve our retained capital and because of regulatory concerns.

For the foreseeable future, we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our future dividends are subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions.  Our ability to distribute cash dividends will depend entirely upon CapitalBank’s ability to distribute dividends to us.  As a state bank, CapitalBank is subject to legal limitations on the amount of dividends each is permitted to pay.  In addition, the Written Agreement prohibits us and CapitalBank from declaring or paying dividends, without the prior written approval of the Federal Reserve and the S.C. Board, respectively.  Furthermore, neither we nor CapitalBank may declare or pay a cash dividend on any of our capital stock if we are insolvent or if the payment of the dividend would render us insolvent or unable to pay our obligations as they become due in the ordinary course of business.   See “Supervision and Regulation - CapitalBank Dividends” under Item 1 of this Form 10-K, “Liquidity Management and Capital Resources” under Item 7 of this Annual Report on Form 10-K, and Note 18 to our accompanying financial statements.

ITEM 6.	SELECTED FINANCIAL DATA.

Selected Financial Data

The following selected consolidated financial data for the five years ended December 31, 2010 are derived from our consolidated financial statements and other data.  The selected consolidated financial data should be read in conjunction with our consolidated financial statements, including the accompanying notes, included elsewhere herein.

Year Ended December 31,	2010	2009	2008	2007	2006
(Dollars in thousands, except per share)
Income Statement Data:
Interest income	$31,010	$36,233	$43,594	$49,132	$40,679
Interest expense	10,903	13,867	18,656	25,229	19,625
Net interest income	20,107	22,366	24,938	23,903	21,054
Provision for loan losses	18,350	32,800	9,300	1,025	1,140
Net interest income (loss) after provision for loan losses	1,757	(10,434)	15,638	22,878	19,914
Net securities gains (losses)	1,999	224	98	(469)	(61)
Noninterest income	8,702	7,306	7,149	6,875	6,028
Noninterest expense	21,397	31,774	20,192	19,257	18,104
Income (loss) before income taxes	(8,939)	(34,678)	2,693	10,027	7,777
Income tax expense (benefit)	(3,454)	(9,433)	284	3,139	2,018
Net income (loss)	$(5,485)	$(25,245)	$2,409	$6,888	$5,759
Balance Sheet Data:
Assets	$655,934	$749,442	$790,600	$800,598	$713,244
Earning assets	590,904	686,443	733,539	727,367	648,450
Securities (1)	83,651	79,172	89,858	81,315	73,949
Loans (2)	484,909	568,281	642,040	645,785	574,193
Allowance for loan losses	17,165	14,160	13,617	6,759	6,200
Deposits	495,182	583,483	513,601	520,072	486,956
Federal Home Loan Bank advances	95,400	95,400	161,185	135,525	105,625
Shareholders’ equity	47,404	53,757	64,957	64,847	58,926
Per Share Data: (3)
Basic earnings (loss) per share	$(0.55)	$(4.34)	$0.54	$1.58	$1.34
Diluted earnings (loss) per share	(0.55)	(4.34)	0.54	1.56	1.31
Book value (period end) (4)	4.73	5.44	14.54	14.72	13.52
Tangible book value (period end) (4)	4.61	5.27	12.41	12.46	11.13
Cash dividends per share	-	0.15	0.60	0.54	0.52
Performance Ratios:
Return on average assets	(0.75)%	(3.28)%	0.30%	0.91%	0.87%
Return on average equity	(9.92)	(40.26)	3.69	11.09	10.05
Net interest margin (5)	3.05	3.18	3.48	3.52	3.59
Efficiency (6)	73.87	105.37	61.91	61.54	65.61
Allowance for loan losses to loans	3.58	2.50	2.12	1.05	1.08
Net charge-offs to average loans	2.90	5.23	0.38	0.08	0.24
Nonperforming assets to period end assets (7)	6.10	6.67	4.04	0.32	0.26
Capital and Liquidity Ratios:
Average equity to average assets	7.59	8.10	8.25	8.20	8.66
Leverage (4.00% required minimum)	7.77	8.31	8.44	8.33	8.46
Tier 1 risk-based capital ratio	10.89	10.88	10.43	10.05	10.03
Total risk-based capital ratio	12.17	12.15	11.69	11.10	11.09
Average loans to average deposits	94.31	112.23	124.85	120.46	110.96
____________
(1)	Securities held-to-maturity are stated at amortized cost, securities available-for-sale are stated at fair value, and nonmarketable equity securities are stated at cost.
(2)	Loans are stated before the allowance for loan losses and include loans held for sale.
(3)	All share and per-share data have been adjusted to reflect the 15% common stock dividend in November 2007.
(4)	Excludes the effect of any outstanding stock options.
(5)	Tax equivalent net interest income divided by average earning assets.
(6)
Noninterest expense divided by the sum of tax equivalent net interest income and noninterest income, excluding gains and losses on sales of assets and the write-down of intangible assets related to the sale of those assets.

(7)	Nonperforming loans and nonperforming assets do not include loans past due 90 days or more that are still accruing interest.

Selected Financial Data - continued

(Dollars in thousands	2010 Quarter ended				2009 Quarter ended
except per share)	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net interest income	$5,021	$4,692	$5,068	$5,326	$5,277	$5,381	$5,757	$5,952
Provision for loan losses	12,000	2,750	2,000	1,600	1,000	24,000	5,800	2,000
Noninterest income	2,160	2,742	2,452	3,347	1,981	1,868	2,238	1,862
Noninterest expense	5,908	5,556	5,146	4,787	7,117	13,300	7,022	4,753
Net income (loss)	(6,960)	(478)	353	1,600	(1,382)	(21,785)	(2,941)	863
Basic earnings (loss) per share	(0.70)	(0.05)	0.04	0.16	(0.15)	(4.35)	(0.66)	0.19
Diluted earnings (loss) per share	(0.70)	(0.05)	0.04	0.16	(0.15)	(4.35)	(0.66)	0.19

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balance during 2010 and 2009 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a table to help explain this.  Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits and other borrowings.

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

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than three years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans.  Dramatic slowdowns in the housing industry with falling home prices and increasing foreclosures and unemployment have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  The following discussion and analysis describes our performance in this challenging economic environment.

For the foreseeable future, we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Our future dividends are subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, our financial condition, cash requirements, and general business conditions.  Our ability to distribute cash dividends will depend entirely upon CapitalBank’s ability to distribute dividends to us.  As a state bank, CapitalBank is subject to legal limitations on the amount of dividends each is permitted to pay.  In addition, the Written Agreement prohibits us and CapitalBank from declaring or paying dividends, without the prior written approval of the Federal Reserve and the S.C. Board, respectively.  Furthermore, neither we nor CapitalBank may declare or pay a cash dividend on any of our capital stock if we are insolvent or if the payment of the dividend would render us insolvent or unable to pay our obligations as they become due in the ordinary course of business.   See “Supervision and Regulation - CapitalBank Dividends” under Item 1 of this Form 10-K, “Liquidity Management and Capital Resources” under Item 7 of this Form 10-K, and Note 18 to our accompanying financial statements.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this report.

Results of Operations

Year ended December 31, 2010, compared with year ended December31, 2009

Net interest income decreased $2,259,000, or 10.10%, to $20.1 million in 2010 from $22.4 million in 2009.  Average earning assets decreased $49.4 million, or 6.89%, and average interest bearing liabilities decreased $44.0 million, or 7.27%.

Our tax equivalent net interest spread and tax equivalent net interest margin were 2.74% and 3.05%, respectively, in 2010 compared to 2.83% and 3.18% in 2009.  Yields on earning assets decreased from 5.12% in 2009 to 4.68% in 2010, and yields on interest-bearing liabilities decreased from 2.29% in 2009 to 1.94% in 2010.

The provision for loan losses was $18.4 million in 2010 compared to $32.8 million in 2009.  Our allowance for loan losses was $17.2 million, which represented 3.58% of total loans outstanding at December 31, 2010.  Our nonperforming loans totaled $27.5 million at December 31, 2010 compared to $42.8 million at December 31, 2009.  We also had $39.4 million in impaired loans at December 31, 2010, of which $12.9 million were still accruing interest.  Criticized and classified loans have decreased from $83.6 million at December 31, 2009 to $75.5 million at December 31, 2010.  We diligently monitor and manage our loan portfolio to identify problem loans at the earliest possible point.  As the economy deteriorated during 2009 and 2010, we aggressively rated any credits with signs of deterioration in quality, which resulted in the increase in criticized and classified loans and heightened provision expense.  Total loans decreased $87.8 million during 2010, or 15.48%, to $479.4 million at December 31, 2010 from $567.2 million at December 31, 2009.

We incurred a goodwill impairment charge of $7.4 million in 2009, compared to no charges for the same period in 2010.  We incurred one-time expenses of $896,000 during 2009 associated with the early termination of FHLB borrowings.  During 2010, we incurred $1.5 million in prepayment penalties that are being amortized over the life of the restructured advances.  We incurred $2.3 million in expenses associated with the cost of operation of other real estate owned during 2010, compared to $3.5 million during 2009.

We have included a more detailed discussion, including tabular presentations, of noninterest income and noninterest expense in the years ended December 31, 2010 and 2009 under the heading “Noninterest Income and Expense” located in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The combination of the above factors resulted in net losses of $5,485,000 for 2010, compared to net losses of $25,245,000 for 2009, a decrease in loss of $19,760,000.  Basic losses per share were $0.55 in 2010, compared to losses of $4.34 per share in 2009.  Due to net losses in 2010 and 2009, basic and diluted loss per share were the same.  Return on average assets during 2010 was (0.75)% compared to (3.28)% during 2009, and return on average equity was (9.92)% during 2010 compared to (40.26)% during 2009.

Net Interest Income

General.  The largest component of our net income (loss) is our net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets.  Net interest income is determined by the yields earned on our interest-earning assets and the rates paid on our interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities and the degree of mismatch and the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities.  Net interest income divided by average interest-earning assets represents our net interest margin.

We have included a number of tables to assist in our description of various measures of our financial performance. For example, the “Average Balances” table shows the average balance of each category of our assets and liabilities as well as the yield we earned or the rate we paid with respect to each category during 2010 and 2009.  A review of these tables shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we direct a substantial percentage of our earning assets into our loan portfolio.  Similarly, the “Rate/Volume Analysis” table helps demonstrate the effect of changing interest rates and changing volume of assets and liabilities on our financial condition during the periods shown.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included tables to illustrate our interest rate sensitivity with respect to interest-earning accounts and interest-bearing accounts.  Finally, we have included various tables that provide detail about our investment securities, our loans, our deposits, and other borrowings.

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

Average Balances, Income and Expenses, and Rates

Year ended December 31,	2010			2009			2008
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Earning Assets:
Loans(1)(3)	$528,403	$28,587	5.41%	$617,311	$32,753	5.31%	$649,454	39,754	6.12%
Securities, taxable(2)	51,443	1,650	3.21	46,768	2,254	4.82	41,906	2,189	5.22
Securities, nontaxable(2)(3)	13,355	684	5.12	23,806	1,461	6.14	29,289	1,772	6.05
Nonmarketable equity securities	10,131	140	1.38	6,111	147	2.41	9,959	404	4.06
Federal funds sold and other	63,524	165	0.26	22,224	51	0.23	350	6	1.71
Total earning assets	666,856	31,226	4.68	716,220	36,666	5.12	730,958	44,125	6.04
Cash and due from banks	9,995			11,187			15,571
Premises and equipment	15,727			16,682			17,394
Other assets	48,713			47,762			35,707
Allowance for loan losses	(12,945)			(17,186)			(8,691)
Total assets	$728,346			$774,665			$790,939
Liabilities:
Interest-Bearing Liabilities:
Interest-bearing transaction accounts	$200,331	2,060	1.03%	$192,222	$1,615	0.84%	$224,924	2,902	1.29%
Savings deposits	44,325	519	1.17	40,125	655	1.63	36,656	835	2.28
Time deposits	210,450	4,253	2.02	218,675	5,624	2.57	190,888	7,098	3.72
Other short-term borrowings	-	-	-	17,901	57	0.32	44,610	1,061	2.38
Federal Home Loan Bank advances	95,400	3,323	3.48	125,569	5,190	4.13	142,936	6,034	4.22
Junior subordinate debt	10,310	748	7.26	10,310	726	7.04	10,310	726	7.04
Total interest-bearing liabilities	560,816	10,903	1.94	604,802	13,867	2.29	650,324	18,656	2.87
Demand deposits	105,195			99,013			67,711
Accrued interest and other liabilities	7,042			8,139			7,643
Shareholders’ equity	55,293			62,711			65,261
Total liabilities and shareholders’ equity	$728,346			$774,665			$790,939
Net interest spread			2.74%			2.83%			3.17%
Net interest income	$20,323			$22,799			$25,469
Net interest margin			3.05%			3.18%			3.48%

(1)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(2)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(3)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

Our tax-effected net interest spread and net interest margin were 2.74% and 3.05%, respectively, for the year ended December 31, 2010, compared to 2.83% and 3.18%, respectively, for the year ended December 31, 2009.  The decline in net interest margin was primarily due to our increased level of nonaccrual loans and our desire to maintain cash liquidity.  For the year ended December 31, 2010, earning assets averaged $666.9 million compared to $716.2 million for the year ended December 31, 2009.  Interest earning assets exceeded interest bearing liabilities by $106.0 million and $111.4 million for the years ended December 31, 2010, and 2009, respectively.

For the year ended December 31, 2010, our tax-effected net interest income, the major component of our net income, was $20.3 million compared to $22.8 million for the year ended December 31, 2009.  The average rate realized on interest-earning assets decreased to 4.68% at December 31, 2010, from 5.12% at December 31, 2009, while the average rate paid on interest-bearing liabilities decreased to 1.94% at December 31, 2010, from 2.29% at December 31, 2009.

Net Interest Income - continued

Our tax-effected interest income for the year ended December 31, 2010 was $31.2 million, which consisted of $28.6 million on loans, $2.5 million on investments, and $165,000 on interest bearing deposits with correspondent banks.  Our tax-effected interest income for the year ended December 31, 2009 was $36.7 million, which consisted of $32.8 million on loans, $3.9 million on investments, and $51,000 on interest bearing deposits with correspondent banks.  Interest on loans for the years ended December 31, 2010 and 2009, represented 91.55% and 89.33%, respectively, of total interest income, while interest on investments and interest bearing deposits with correspondent banks for the years ended December 31, 2010 and 2009 represented 8.45% and 10.67%, respectively, of total interest income.  Average loans represented 79.24% and 86.19% of average earning assets for the years ended December 31, 2010 and December 31, 2009, respectively.

Interest expense for the year ended December 31, 2010 was $10.9 million, which consisted of $6.8 million related to deposits and $4.1 million related to other borrowings.  Interest expense for the year ended December 31, 2009 was $13.9 million, which consisted of $7.9 million related to deposits and $6.0 million related to other borrowings.  Interest expense on deposits for the years ended December 31, 2010 and December 31, 2009 represented 62.66% and 56.93%, respectively, of total interest expense, while interest expense on borrowings for the years ended December 31, 2010 and December 31, 2009, represented 37.34% and 43.07%, respectively.  Average interest bearing deposits represented 81.15% and 74.57% of average interest bearing liabilities for the years ended December 31, 2010 and December 31, 2009, respectively.

Analysis of Changes in Net Interest Income.  The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the applicable rates have had on changes in net interest income from 2010 to 2009.

Analysis of Changes in Net Interest Income
	2010 Compared With 2009			2009 Compared With 2008
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Earning Assets
Loans	$(4,777)	$611	$(4,166)	$(1,897)	$(5,104)	$(7,001)
Securities, taxable	208	(812)	(604)	242	(177)	65
Securities, nontaxable	(564)	(213)	(777)	(336)	25	(311)
Nonmarketable equity securities	72	(79)	(7)	(125)	(132)	(257)
Federal funds sold and other	106	8	114	54	(9)	45
Total interest income	(4,955)	(485)	(5,440)	(2,062)	(5,397)	(7,459)

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	70	375	445	(379)	(908)	(1,287)
Savings accounts	63	(199)	(136)	74	(254)	(180)
Time deposits	(205)	(1,166)	(1,371)	931	(2,405)	(1,474)
Total interest-bearing deposits	(72)	(990)	(1,062)	626	(3,567)	(2,941)
Other short-term borrowings	(29)	(28)	(57)	(410)	(594)	(1,004)
Federal Home Loan Bank advances	(1,130)	(737)	(1,867)	(720)	(124)	(844)
Junior subordinate debt	-	22	22	-	-	-
Total interest expense	(1,231)	(1,733)	(2,964)	(504)	(4,285)	(4,789)
Net interest income	$(3,724)	$1,248	$(2,476)	$(1,558)	$(1,112)	$(2,670)

(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

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

Net Interest Income - continued

The following table sets forth our interest rate sensitivity at December 31, 2010.

Interest Sensitivity Analysis

		After One	After Three		Greater Than One
	Within	Through	Through	Within	Year
December 31, 2010	One	Three	Twelve	One	or Non-
(Dollars in thousands)	Month	Months	Months	Year	Sensitive	Total
Assets
Earning assets:
Loans(1)	$94,988	$13,082	$70,953	$179,023	$279,397	$458,420
Securities	-	-	319	319	83,332	83,651
Federal funds sold and other	27,860	-	-	27,860	-	27,860
Total earning assets	122,848	13,082	71,272	207,202	362,729	569,931
Liabilities
Interest-bearing liabilities
Interest-bearing deposits:
Demand deposits	196,433	-	-	196,433	-	196,433
Savings deposits	42,481	-	-	42,481	-	42,481
Time deposits	18,841	25,558	84,844	129,243	23,945	153,188
Total interest-bearing deposits	257,755	25,558	84,844	368,157	23,945	392,102
Federal Home Loan Bank advances	-	-	10,000	10,000	85,400	95,400
Junior subordinated debentures	-	-	10,310	10,310	-	10,310
Total interest-bearing liabilities	257,755	25,558	105,154	388,467	109,345	497,812
Period gap	$(134,907)	$(12,476)	$(33,882)	$(181,265)	$253,384
Cumulative gap	$(134,907)	$(147,383)	$(181,265)	$(181,265)	$72,119
Ratio of cumulative gap to total earning assets	(23.67%)	(25.86%)	(31.80%)	(31.80%)	12.65%

(1)	Excludes nonaccrual loans and includes loans held for sale.

The above table reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates.  Overnight federal funds are reflected at the earliest pricing interval due to the immediately available nature of the instruments.  Debt securities are reflected at each instrument’s ultimate maturity date.  Scheduled payment amounts of fixed rate amortizing loans are reflected at each scheduled payment date.  Scheduled payment amounts of variable rate amortizing loans are reflected at each scheduled payment date until the loan may be repriced contractually; the unamortized balance is reflected at that point.  Interest-bearing liabilities with no contractual maturity, such as savings deposits and interest-bearing transaction accounts, are reflected in the earliest repricing period due to contractual arrangements that give us the opportunity to vary the rates paid on those deposits within a thirty-day or shorter period.  Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity date.  Advances from the Federal Home Loan Bank are reflected at their contractual maturity dates.  Junior subordinated debentures are reflected at their repricing date.

We generally would benefit from increasing market rates of interest when we have an asset-sensitive gap position and generally would benefit from decreasing market rates of interest when we are liability sensitive.  Our net interest margin continues to be negatively impacted by the level of nonaccrual loans and the desire to maintain cash liquidity.  We are liability sensitive within the one-year period.  However, our gap analysis is not a precise indicator of our interest sensitivity position.  The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration changes in interest rates that do not affect all assets and liabilities equally.  For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but those rates are viewed by us as significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Accordingly, we believe a liability-sensitive gap position is not as indicative of our true interest sensitivity as it would be for an organization that depends to a greater extent on purchased funds to support earning assets.  Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

General.  The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio.  We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem credits.  CapitalBank’s Board of Directors reviews and approves the appropriate level for its allowance for loan losses quarterly based upon management’s recommendations, the results of the internal monitoring and reporting system, analysis of economic conditions in our markets, and a review of historical statistical data for both us and other financial institutions.  Additions to the allowance for loan losses, which are expensed as the provision for loan losses on our income statement, are periodically made to maintain the allowance at an appropriate level based on our analysis of the potential risk in the loan portfolio.  Loan losses, which include write downs and charge offs, and recoveries are charged or credited directly to the allowance.  The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during a given period, and current and anticipated economic conditions.

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

In determining our allowance for loan loss, we regularly review loans for specific and impaired reserves based on the appropriate impairment assessment methodology.  Pooled reserves are determined using historical loss trends measured over an eight quarter rolling average applied to risk rated loans grouped by Federal Financial Examination Council (“FFIEC”) call code and segmented by impairment status.  The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories.  Impaired loans greater than a minimum threshold established by management are excluded from this analysis.  The sum of all such amounts determines our pooled reserves.

We track our portfolio and analyze loans grouped by FFIEC call code categories.  The first step in this process is to risk grade each and every loan in the portfolio based on one common set of parameters.  These parameters include items like debt-to-worth ratio, liquidity of the borrower, net worth, experience in a particular field and other factors such as underwriting exceptions.  Weight is also given to the relative strength of any guarantors on the loan.

After risk grading each loan, we then segment the portfolio by FFIEC call code groupings, separating out substandard or impaired loans.  The remaining loans are grouped into “performing loan pools”.  The loss history for each performing loan pool is measured over an eight quarter rolling average to create a loss factor.  The loss factor is then applied to the pool balance and the reserve per pool calculated.  Loans deemed to be substandard but not impaired are segregated and a loss factor is applied to this pool as well.  Finally, impaired loans are segmented based upon size; smaller impaired loans are pooled and loss factor applied, while larger impaired loans are assessed individually using the appropriate impairment measuring methodology.

In developing our ASC 450-20 general reserve estimate, we have segmented the loan portfolio into 12 risk categories:

▪	installment loans
▪	home equity lines of credit
▪	DDA overdraft loans
▪	cash secured loans
▪	mortgage loans for resale
▪	1-4 family residential loans
▪	1-4 family residential construction loans
▪	commercial real estate loans including (other construction and land loans, multi-family, commercial real estate owner-occupied, commercial real estate other and commercial and farm land)

Loss experience on each of the risk categories is compiled over the previous four quarters (or 12 months).  Each of the segments of the loan portfolio is analyzed for historical loss percentages.  We then apply the results generated from the four quarter loss history analysis to each of these segments.  When a particular loan is identified as impaired, it is removed from the corresponding segment and individually analyzed and measured for specific reserve allocation.

Provision and Allowance for Loan Losses - continued

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

Certain problem loans are reviewed individually for impairment.  An impaired loan may not represent an expected loss; however a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  In determining if a loan is impaired, the bank considers all non-accrual loans, loans whose terms are modified in a troubled debt restructuring, and any other loan that is individually evaluated and determined to be impaired based on risk ratings and loan amounts of certain segments of the bank’s loan portfolio.  If a loan is individually evaluated and identified as impaired, it is measured by using either the fair value of the collateral, less expected costs to sell, present value of expected future cash flows, discounted at the loans effective interest rate, or observable market price of the loan.  Management chooses a method on a loan-by-loan basis.  Measuring impaired loans requires judgment and estimates and the eventual outcomes may differ from those estimates.  At December 31, 2010, impaired loans totaled $39.4 million, all of which are valued on a nonrecurring basis at the lower of cost or market value  of the underlying collateral.

Total provision expense for the year ended December 31, 2010 was $18.4 million, compared to $32.8 million for the year ended December 31, 2009. The decrease in provision expense during 2010 was primarily due to the decrease in net charge offs to $15.3 million for the year ended December 31, 2010 compared to $32.3 million for the year ended December 31, 2009.  The allowance for loan losses was 3.58% of total loans at December 31, 2010 compared to 2.50% at December 31, 2009.

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

Allowance for Loan Losses
(Dollars in thousands)

Year Ended December 31,	2010	2009	2008	2007	2006
Total loans outstanding at end of year	$479,393	$567,178	$641,737	$645,154	$573,639
Average loans outstanding	$528,403	$617,311	$649,454	$612,366	$522,521
Balance of allowance for loan losses at beginning of period	$14,160	$13,617	$6,759	$6,200	$6,324
Loan losses:
Commercial and industrial	493	312	122	65	500
Real estate - mortgage	15,238	31,915	2,356	344	811
Consumer	36	83	96	140	120
Total loan losses	15,767	32,310	2,574	549	1,431
Recoveries of previous loan losses:
Commercial and industrial	1	3	1	21	42
Real estate - mortgage	396	28	109	18	71
Consumer	25	22	22	44	54
Total recoveries	422	53	132	83	167
Net loan losses	15,345	32,257	2,442	466	1,264
Provision for loan losses	18,350	32,800	9,300	1,025	1,140
Balance of allowance for loan losses at end of period	$17,165	$14,160	$13,617	$6,759	$6,200
Allowance for loan losses to period end loans	3.58%	2.50%	2.12%	1.05%	1.08%
Net charge offs to average loans	2.90%	5.23%	0.38%	0.08%	0.24%

Nonperforming Assets.  The following table sets forth our nonperforming assets for the dates indicated.

Nonperforming Assets
	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Nonaccrual loans	$26,489	$41,163	$26,827	$2,424	$1,716
Other real estate owned	13,496	7,165	5,121	173	107
Total nonperforming assets	$39,985	$48,328	$31,948	$2,597	$1,823
Loans 90 days or more past due and still accruing interest	$1,042	$1,662	$696	$115	$489
Impaired loans still accruing interest	$12,896	$30,793	$80,599	$-	$-
Nonperforming assets to period end assets	6.10%	6.45%	4.04%	0.32%	0.26%

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

Total nonperforming assets totaled $40.0 million at December 31, 2010 and $48.3 million at December 31, 2009.  This amount consists primarily of nonaccrual loans that totaled $26.5 million and $41.2 million at December 31, 2010 and 2009, respectively.  The decrease in nonaccrual loans is primarily due to their migration into other real estate owned status and our efforts of selling these assets.  Nonperforming assets were 8.34% of total loans at December 31, 2010.  The allowance for loan losses to period end nonperforming assets was 42.93% at December 31, 2010.  A significant portion, or 99.8%, of nonperforming loans at December 31, 2010 were secured by real estate.  We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.  However, the recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue.  In some cases, this downturn has resulted in a

Provision and Allowance for Loan Losses - continued

significant impairment to the value of the collateral used to secure these loans and the ability to sell the collateral upon foreclosure.  These conditions have adversely affected our loan portfolio.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, this could materially reduce our profitability and adversely affect our financial condition.

Potential Problem Loans.  At December 31, 2010, through our internal review mechanisms, we had identified $18.9 million of criticized loans and $56.6 million of classified loans.  The results of this internal review process are the primary determining factor in our assessment of the adequacy of the allowance for loan losses.

Our criticized loans increased from $18.7 million at December 31, 2009 to $18.9 million at December 31, 2010.  Total classified loans decreased from $64.8 million at December 31, 2009 to $56.6 million at December 31, 2010.  The $9.0 million decrease in criticized and classified loans from December 31, 2009 to December 31, 2010 were primarily due to real estate development and single family construction loans, all of which are secured by real estate.

The continued elevated level of criticized and classified loans is primarily due to the current economic downturn and related decline in demand for residential real estate.  As a result of the slowing demand, several real estate developers are having significant cash flow issues.  Furthermore, residential real estate values are declining further exacerbating these cash flow issues.

Impaired loans primarily consist of nonperforming loans and troubled debt restructurings (“TDRs”), but can include other loans identified by management as being impaired.  Historically, we considered all loans identified as “substandard” assets to be “impaired” assets.  A regulatory external audit identified the need to separate these categories per the actual regulatory definition for each classification.  A bank asset may meet the definition of “substandard” while not also meeting the definition of “impaired”.  However, all assets meeting the definition of “impaired” are automatically “substandard”.  Accordingly, we evaluated those loans identified as substandard and separated “substandard” assets from “substandard and impaired” assets.

Loans are classified as TDRs by the Company when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers.  The Company only restructures loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest and fees, either by generating additional income from the business or through liquidation of assets.  Generally, these loans are restructured to provide the borrower additional time to execute upon their plans.  With respect to restructured loans, the Company grants concessions by (1) reduction of the stated interest rate for the remaining original life of the debt, or (2) extension of the maturity date at a  stated interest rate lower than the current market rate for new debt with similar risk.  The Company does not generally grant concessions through forgiveness of principal or accrued interest.  Restructured loans where a concession has been granted through extension of the maturity date generally include extension of payments in an interest only period, extension of payments with capitalized interest and extension of payments through a forbearance agreement.  These extended payment terms are also combined with a reduction of the stated interest rate in certain cases.  Success in restructuring loans has been mixed but it has proven to be a useful tool in certain situations to protect collateral values and allow certain borrowers additional time to execute upon defined business plans.  In situations where a TDR is unsuccessful and the borrower is unable to follow through with terms of the restricted agreement, the loan is placed on nonaccrual status and continues to be written down to the underlying collateral value.  The Company’s policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance.  That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms; continued accrual of interest at the restructured interest rate is likely.  If a borrower was materially delinquent on payments prior to the restructuring but shows capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward.  Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status.  The Company will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.  If, after previously being classified as a TDR, a loan is restructured a second time, then that loan is automatically placed on nonaccrual status.  The Company’s policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status.  Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status.  To date, the Company has not restored any nonaccrual loan classified as a TDR to accrual status.

Provision and Allowance for Loan Losses – continued

The following is a summary of information pertaining to TDRs:

	December 31,
(Dollars in thousands)	2010	2009
Nonperforming TDRs	$6,815	$2,612
Performing TDRs:
Commercial	$152	-
Commercial real estate - construction	143	1,047
Residential	3,141	541
Total performing TDRs	$3,436	$1,588
Total TDRs	$10,251	$4,200

Noninterest Income and Expense

Noninterest Income.  Noninterest income increased $3.2 million, or 37.69%, to $10.7 million in 2010 from $7.5 million in 2009. This increase was attributable in part to income received as a result of the settlement of a lawsuit related to the management of a participation loan.  Proceeds of $912,000 included in other income were received during 2010 in the settlement.  Including the litigation settlement, other operating income increased $1.1 million, or 65.36%, to $2.7 million in 2010 from $1.6 million in 2009.  We also recognized gains on the sales of securities available-for-sale in the amount of $2.0 million during 2010, which were the results of management’s decision to shorten the duration of the portfolio.  Gains on the sales of securities available-for-sale were $224,000 in 2009.  Service charges on deposit accounts decreased $491,000, or 21.23%, to $1.8 million in 2010 from $2.3 million in 2009.  Gains on sales of loans held for sale increased $425,000, or 29.31%, to $1.9 million in 2010 from $1.5 million in 2009.  The increase in gains on sales of loans held for sale is primarily due to the increase in mortgage origination fees resulting from the high demand for refinance transactions.  Income from fiduciary activities increased $313,000, or 19.29%, to $1.9 million in 2010 from $1.6 million in 2009.  The increase is primarily due to new business development efforts as well as improving capital market conditions.  Commissions on the sale of mutual funds increased $66,000, or 25.10%, to $329,000 in 2010 compared to $263,000 in 2009.

The Dodd-Frank Act calls for new limits on interchange transaction fees that banks receive from merchants via card networks like Visa, Inc. and MasterCard, Inc. when a customer uses a debit card.  The results of this proposed regulation may impact our interchange income from debit card transactions in the future.

The following table sets forth, for the periods indicated, the principal components of noninterest income:

Noninterest Income

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Service charges on deposit accounts	$1,822	$2,313	$2,492
Gain on sale of loans held for sale	1,875	1,450	1,139
Commissions from sales of mutual funds	329	263	180
Income from fiduciary activities	1,936	1,623	1,725
Gain on sale of premises and equipment	-	-	6
Gain on sales securities available-for-sale	1,999	224	98
Income from Bank Owned Life Insurance	802	781	780
Other income	1,938	876	827
Total noninterest income	$10,701	$7,530	$7,247

Noninterest Income and Expense - continued

Noninterest Expense.  Noninterest expense decreased $10.4 million, or 32.66%, to $21.4 million in 2010 from $31.8 million in 2009.  The decrease is primarily the result of the goodwill impairment charge of $7.4 million in 2009, one time expenses of $896,000 during 2009 associated with the early termination of FHLB borrowings, and a decrease in the net cost of operation of other real estate owned.  The net cost of operation of other real estate owned decreased $1.2 million, or 35.25%, to $2.3 million in 2010 compared to $3.5 million in 2009.  Salaries and employee benefits decreased $299,000, or 2.88%, to $10.1 million in 2010 from $10.4 million in 2009.  Net occupancy expense was $1.3 million in 2010 compared to $1.3 million in 2009, and furniture and equipment expense was $764,000 in 2010 compared to $875,000 in 2009.  We recorded no losses on sales of premises and equipment during 2010, compared to $38,000 in 2009. Total amortization of intangible assets decreased $23,000, or 5.39%, to $404,000 in 2010 compared to $427,000 in 2009.  We realized a decrease in FDIC banking assessments of $169,000, or 9.07%, to $1.7 million in 2010 from $1.9 million in 2009.  Other operating expenses decreased $140,000, or 2.78%, to $4.9 million in 2010 from $5.0 million in 2009.  Our efficiency ratio was 73.87% in 2010 compared to 105.37% in 2009.

The following table sets forth, for the periods indicated, the primary components of noninterest expense:

Noninterest Expense

	Year Ended December 31,
(Dollars in thousands)	2010	2009	2008

Salaries and employee benefits	$10,090	$10,389	$10,853
Net occupancy expense	1,260	1,298	1,316
Furniture and equipment expense	764	875	975
Amortization of intangible assets	404	427	449
Goodwill impairment	-	7,418	-
Director and committee fees	50	184	347
Data processing and supplies	1,610	1,608	1,568
Mortgage loan department expenses	261	307	246
FDIC banking assessments	1,694	1,863	342
Professional fees and services	372	461	457
Postage and freight	167	191	204
Supplies	230	242	310
Telephone expenses	281	323	353
Loss on sale of premises and equipment	-	38	-
Loss on securities available for sale	-	-	-
Net cost of operation of other real estate owned	2,287	3,532	409
Prepayment penalties on FHLB borrowings	-	896	-
Other	1,927	1,722	2,363
Total noninterest expense	$21,397	$31,774	$20,192
Efficiency ratio	73.87%	105.37%	61.91%

Income Taxes.  Our income tax benefit was $3.5 million for 2010 compared to $9.4 million for 2009.  Our effective tax rate was 38.64% and 27.20% in 2010 and 2009, respectively.

Earning Assets

Loans.  Loans are the largest category of earning assets and typically provide higher yields than the other types of earning assets.  Associated with the higher yields are the inherent credit and liquidity risks that we attempt to control and counterbalance.  Loans averaged $528.4 million in 2010 compared to $617.3 million in 2009, a decrease of $88.9 million, or 14.40%.  The decrease in the portfolio was primarily attributable to the decrease in construction loans and commercial and residential real estate loans, which is primarily the result of general pay down of loan balances pursuant to management’s strategy to reduce loans during this period of economic stress and to improve the credit quality of our loan portfolio.  At December 31, 2010, total loans were $479.4 million compared to $567.2 million at December 31, 2009.  The following table sets forth the composition of the loan portfolio by category at the dates indicated.

Composition of Loan Portfolio

December 31,	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
(Dollars in		of		of		of		of		of
thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial and industrial	$39,720	8.28%	$35,082	6.18%	$43,442	6.77%	$44,467	6.89%	$44,910	7.83%
Real estate
Construction	99,076	20.67	145,130	25.59	185,414	28.89	167,180	25.92	142,694	24.88
Mortgage- residential	182,513	38.07	214,655	37.85	234,920	36.61	252,461	39.13	224,175	39.08
Mortgage- nonresidential	139,214	29.04	149,325	26.33	157,367	24.52	154,834	24.00	138,071	24.07
Consumer and other	18,870	3.94	22,986	4.05	20,594	3.21	26,212	4.06	23,789	4.14
Total loans	479,393	100.00%	567,178	100.00%	641,737	100.00%	645,154	100.00%	573,639	100.00%
Allowance for loan losses	(17,165)		(14,160)		(13,617)		(6,759)		(6,200)
Net loans	$462,228		$553,018		$628,120		$638,395		$567,439

The principal component of our loan portfolio is real estate mortgage loans.  At December 31, 2010, real estate mortgage loans, which consist of first and second mortgages on single or multi-family residential dwellings, loans secured by commercial and industrial real estate, and other loans secured by multi-family properties and farmland, totaled $321.7 million and represented 67.11% of the total loan portfolio, compared to $364.0 million, or 64.18% of the loan portfolio, at December 31, 2009.

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

Real estate construction loans decreased $46.1 million, or 31.73%, to $99.1 million at December 31, 2010, from $145.1 million at December 31, 2009.  Residential mortgage loans, which is the largest category of our loans, decreased $32.1 million, or 14.97%, to $182.5 million at December 31, 2010, from $214.7 million at December 31, 2009.  Residential real estate loans consist of first and second mortgages on single or multi-family residential dwellings.  Nonresidential mortgage loans, which include commercial loans and other loans secured by multi-family properties and farmland, decreased $10.1 million or 6.77%, to $139.2 million at December 31, 2010 from $149.3 million at December 31, 2009.

Commercial and industrial loans increased $4.6 million, or 13.22%, to $39.7 million at December 31, 2010, from $35.1 million at December 31, 2009.  Consumer and other loans decreased $4.1 million, or 17.91%, to $18.9 million at December 31, 2010, from $23.0 million at December 31, 2009.

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

Earning Assets - continued

The repayment of loans in the loan portfolio as they mature is also a source of our liquidity.  Due to the current economic downturn, all contractual maturities may not parallel actual payoffs due to the inability of borrowers to repay their loans.  The following table sets forth our loans maturing within specified intervals at December 31, 2010.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

		Over
		One Year
December 31, 2010	One Year	Through	Over Five
(Dollars in thousands)	or Less	Five Years	Years	Total
Commercial and industrial	$25,546	$17,148	$1,422	$44,116
Real estate	172,445	215,883	40,618	428,946
Consumer and other	2,004	3,958	369	6,331
	$199,995	$236,989	$42,409	$479,393
Loans maturing after one year with:
Fixed interest rates				$254,891
Floating interest rates				24,507
				$279,398

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

Investment Securities.  The investment securities portfolio is a significant component of our total earning assets.  Total securities averaged $75.0 million in 2010, compared to $76.7 million in 2009.  At December 31, 2010, the total securities portfolio was $83.7 million, an increase of $4.5 million, or 5.66% over total securities of $79.2 million at December 31, 2009. Securities designated as available-for-sale totaled $74.0 million and were recorded at estimated fair value.  The securities portfolio also includes nonmarketable equity securities totaling $9.6 million which are carried at cost because they are not readily marketable or have no quoted market value.  These include investments in Federal Reserve Bank stock, Federal Home Loan Bank stock, Community Capital Corporation Statutory Trust I, and the stock of one unrelated financial institution.

The following table sets forth the book value of the securities held by us at the dates indicated.

Book Value of Securities
December 31,	2010	2009
(Dollars in thousands)
Government sponsored enterprises	$-	$13,087
Obligations of state and local governments	10,796	16,718
	10,796	29,805
Mortgage-backed securities	63,229	39,181
Nonmarketable equity securities	9,626	10,186
Total securities	$83,651	$79,172

The following table sets forth the scheduled maturities and average yields of securities held at December 31, 2010.

Investment Securities Maturity Distribution and Yields

			After One But		After Five But
December 31, 2010	Within One Year		Within Five Years		Within Ten Years		Over Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of state and
local governments(2)	$319	7.68%	$1,800	7.01%	$3,821	6.58%	$4,856	6.03%
Total securities(1)	$319		$1,800		$3,821		$4,856

(1)   Excludes mortgage-backed securities totaling $63.2 million with a yield of 3.15% and nonmarketable equity securities.
(2)   The yield on state and local governments is presented on a tax equivalent basis using a federal income tax rate of 34%.

Earning Assets - continued

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

Short-Term Investments.  Short-term investments, which consist primarily of our cash held in our Federal Reserve correspondent account, federal funds sold and interest-bearing deposits with other banks, averaged $63.5 million in 2010, compared to $22.2 million in 2009.  At December 31, 2010, short-term investments totaled $27.9 million, compared to $39.0 million at December 31, 2009.  These funds are a source of our liquidity.  Federal funds are generally invested in an earning capacity on an overnight basis.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $44.0 million, or 7.27%, to $560.8 million in 2010, from $604.8 million in 2009.  Average interest-bearing deposits increased $4.1 million, or 0.91%, to $455.1 million in 2010, from $451.1 million in 2009.

Deposits.  Average total deposits increased $10.3 million, or 1.87%, to $560.3 million during 2010, from $550.0 million during 2009.  At December 31, 2010, total deposits were $495.2 million compared to $583.5 million a year earlier, a decrease of 15.13%.  The primary reason for the decrease was due to management’s strategy to allow approximately $60 million in high cost certificates of deposits to run off.  We utilized low yielding cash to fund the outflow, which should improve our net interest margin and our capital ratios.

The following table sets forth the deposits by category at the dates indicated.

Deposits

December 31,	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
(Dollars in		of		of		of		of		of
thousands)	Amount	Deposits	Amount	Deposits	Amount	Deposits	Amount	Deposits	Amount	Deposits
Demand deposit
accounts	$103,080	20.82%	$112,333	19.25%	$73,663	14.34%	$62,175	11.96%	$63,733	13.09%
NOW accounts	63,024	12.73	66,807	11.45	65,699	12.79	63,866	12.28	64,743	13.3
Money market
accounts	133,409	26.94	123,806	21.22	96,377	18.77	140,934	27.10	129,801	26.65
Savings accounts	42,481	8.58	42,280	7.25	37,430	7.29	36,117	6.94	38,791	7.97
Brokered deposits	7,849	1.59	27,200	4.66	49,828	9.70	38,744	7.45	-	-
Time deposits
less than
$100,000	87,081	17.58	125,800	21.56	115,705	22.53	111,619	21.46	124,739	25.61
Time deposits
of $100,000
or over	58,258	11.76	85,257	14.61	74,899	14.58	66,617	12.81	65,149	13.38
Total deposits	$495,182	100.00%	$583,483	100.00%	$513,601	100.00%	$520,072	100.00%	$486,956	100.00%

Core deposits, which exclude brokered deposits and certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits decreased $42.0 million, or 8.92%, from $471.1 million at December 31, 2009 to $429.1 million at December 31, 2010.  The largest decrease in our core deposits was in certificates of deposit of $100,000 or less, which decreased $38.7 million, or 30.78%, to $87.1 million at December 31, 2010 from $125.8 million at December 31, 2009.  Our money market accounts increased $9.6 million, or 7.76%, from $123.8 million at December 31, 2009 to $133.4 million at December 31, 2010.

Deposits and Other Interest-Bearing Liabilities - continued

Deposits, and particularly core deposits, have historically been our primary source of funding and have enabled us to meet successfully both our short-term and long-term liquidity needs.  We anticipate that such deposits will continue to be our primary source of funding in the future.  Our brokered deposits at December 31, 2010 totaled $7.8 million, which represented 1.59% of our entire deposit base, compared to total brokered deposits of $27.2 million at December 31, 2009, which represented 4.66% of the entire deposit base.  All of our brokered deposits at December 31, 2010 and 2009 were brokered time deposit accounts.  While we do not anticipate that brokered CDs will be a material part of our funding base, we will continue to use this funding source as long as it provides a significantly lower cost of funds versus in-market deposits.

As previously reported, the Dodd-Frank Act also permanently raises the current standard maximum deposit insurance amount to $250,000.  The standard maximum amount of $100,000 had been temporarily raised to $250,000 until December 31, 2013.  The FDIC coverage limit applies per depositor, per insured depository institution for each account ownership category.

Our loan-to-deposit ratio was 96.81% at December 31, 2010, and 97.21% at the end of 2009.  The maturity distribution of our time deposits of $100,000 or more at December 31, 2010 is set forth in the following table.

Maturities of Certificates of Deposit of $100,000 or More

(Dollars in thousands)	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	After Twelve Months	Total

Certificates of deposit of $100,000 or more	$19,348	$21,868	$11,299	$5,743	$58,258

Approximately 70.75% of our time deposits of $100,000 or more had scheduled maturities within six months and 90.14% had maturities within twelve months.  Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.

Borrowed Funds.  Borrowed funds consist of short-term borrowings, advances from the Federal Home Loan Bank, junior subordinated debentures and our correspondent bank line of credit. Short-term borrowings are primarily federal funds purchased from correspondent banks and securities sold under agreements to repurchase.

Average Federal Home Loan Bank advances during 2010 were $95.4 million compared to $125.6 million during 2009, a decrease of $30.2 million.  Advances from the Federal Home Loan Bank are collateralized by one-to-four family residential mortgage loans, multi-family residential loans, home equity lines and commercial real estate loans.  At December 31, 2010 and December 31, 2009, borrowings from the Federal Home Loan Bank were $95.4 million respectively.    During 2010, management made the decision to refinance two FHLB advances, each in the amount of $10 million, incurring $1.5 million in prepayment penalties, however also significantly reducing our interest expense related to our FHLB borrowings.  The prepayment penalties incurred in 2010 are being amortized over the life of the restructured advances.  During 2009, we utilized cash generated from deposit growth at relatively lower rates versus the Federal Home Loan Bank advances to prepay three advances totaling $25 million, incurring one-time expenses of $896,000 during associated with the early termination of FHLB borrowings.  Although we expect to continue using short-term borrowings and Federal Home Loan Bank advances as secondary funding sources, core deposits will continue to be our primary funding source.  Of the $95.4 million advances from the Federal Home Loan Bank outstanding at December 31, 2010, $10.0 million mature in 2011, $15.0 million in 2012, $5.4 million in 2013, $20.0 million in 2014, $25.0 million in 2015, and $20.0 million in 2017.

During 2010, there were no short term borrowings.  Average short-term borrowings were $17.9 million in 2009.  Federal Reserve Discount Window and Term Auction Facility (“TAF”) Borrowings averaged $15.4 million in 2009.  Federal funds purchased from correspondent banks averaged $1.1 million in 2009.   Securities sold under agreements to repurchase averaged $1.4 million in 2009.  At December 31, 2010 and December 31, 2009, there were no short term borrowings outstanding.

On June 15, 2006, Community Capital Corporation Statutory Trust I (a non-consolidated subsidiary) issued $10 million in trust preferred securities with a maturity of June 15, 2036.  The rate is fixed at 7.04% until June 14, 2011, at which point the rate adjusts quarterly to the three-month LIBOR plus 1.55%, and can be called without penalty beginning on June 15, 2011.  We received from the Trust the $10 million proceeds from the issuance of the securities and the

Deposits and Other Interest-Bearing Liabilities - continued

$310,000 initial proceeds from the capital investment in the Trust, and accordingly have shown the funds due to the Trust as $10.3 million in junior subordinated debentures.  Average junior subordinated debentures during 2010 were $10.3 million.

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

The following table summarizes our various sources of borrowed funds for the years ended December 31, 2010 and 2009. These borrowings consist of securities sold under agreements to repurchase, federal funds purchased, advances from the FHLB, and junior subordinated debentures.  Securities sold under agreements to repurchase mature on a one to seven day basis.  These agreements are secured by government-sponsored enterprise securities.  Federal funds purchased are short-term borrowings from other financial institutions that mature daily.  Advances from Federal Home Loan Bank mature at different periods as discussed in the footnotes to the financial statements and are secured by CapitalBank’s one to four family residential mortgage loans, home equity lines and commercial real estate loans.  The junior subordinated debentures mature on June 15, 2036.

	Year Ended December 31,
	Maximum		Weighted
	Outstanding		Average		Interest
	at any	Average	Interest	Balance	Rate at
(Dollars in thousands)	Month End	Balance	Rate	December 31,	December 31,
2010
Advances from Federal Home Loan Bank	$95,400	95,400	3.09%	$95,400	3.03%
Junior subordinated debentures	10,310	10,310	7.25%	10,310	7.04%

2009
Securities sold under agreements to repurchase	$3,377	$1,377	0.10%	$-	N/A
Federal Reserve Discount Window/Term Auction Facility	38,000	15,444	0.29%	-	N/A
Federal funds purchased	26,886	1,080	1.06%	-	N/A
Advances from Federal Home Loan Bank	142,800	125,569	4.13%	95,400	3.94%
Junior subordinated debentures	10,310	10,310	7.04%	10,310	7.04%

Capital

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the risk-based standard, capital is classified into two tiers.  Our Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus intangible assets.  Our Tier 2 capital consists of the allowance for loan losses subject to certain limitations.  A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

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

On September 21, 2009, we completed a rights offering to shareholders and standby purchasers.  Through the offering, we issued 3,186,973 shares of common stock, representing $8,252,000 in new capital, net of expenses, in connection with the rights offering.  The remaining 4,085,754 unsubscribed shares were offered to the public through October 30, 2009, at the subscription rate of $2.75 per share.  The Company raised an aggregate of $14,136,000, net of expenses, in

Capital - continued

new capital in the rights offering, the public offering, and employee purchases through our 401k plan purchased through treasury shares, of which $5,002,000 was raised in the public offering.

Beginning in 2009, our 401(k) plan and Dividend Reinvestment and Stock Purchase Plan began to purchase shares from treasury versus the open market to generate additional capital.  In 2010, we issued 140,925 shares of treasury stock to these plans for total proceeds of $434,000.

The Company and CapitalBank exceeded the Federal Reserve’s fully phased-in regulatory capital ratios at December 31, 2010 and 2009, as set forth in the following table.

					To Be Well-
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in thousands)	Amount Ratio		Amount	Ratio	Amount	Ratio
December 31, 2010
The Company
Total capital (to risk-weighted assets)	$58,148	12.17%	$38,236	8.00%	-	N/A
Tier 1 capital (to risk-weighted assets)	52,035	10.89	19,118	4.00	-	N/A
Tier 1 capital (to average assets)	52,035	7.77	26,786	4.00	-	N/A

CapitalBank
Total capital (to risk-weighted assets)	$57,186	11.99%	$38,153	8.00%	$47,691	10.00%
Tier 1 capital (to risk-weighted assets)	51,086	10.71	19,076	4.00	28,615	6.00
Tier 1 capital (to average assets)	51,086	7.64	26,753	4.00	33,442	5.00

December 31, 2009
The Company
Total capital (to risk-weighted assets)	$68,300	12.15%	$44,976	8.00%	-	N/A
Tier 1 capital (to risk-weighted assets)	61,185	10.88	22,488	4.00	-	N/A
Tier 1 capital (to average assets)	61,185	8.31	29,447	4.00	-	N/A

CapitalBank
Total capital (to risk-weighted assets)	$66,656	11.88%	$44,886	8.00%	$56,108	10.00%
Tier 1 capital (to risk-weighted assets)	59,554	10.61	22,443	4.00	33,665	6.00
Tier 1 capital (to average assets)	59,554	8.10	29,404	4.00	36,756	5.00

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

Our loans-to-assets ratio decreased from 2009 to 2010 and our loans-to-funds ratio decreased from 2009 to 2010. The loans-to-assets ratio at December 31, 2010 was 73.09% compared to 75.68% at December 31, 2009, and the loans-to-funds ratio at December 31, 2010 was 81.17% compared to 83.55% at December 31, 2009.  The amount of advances from the Federal Home Loan Bank were approximately $95.4 million at December 31, 2010 and December 31, 2009.  We expect to continue using these advances as a source of funding.  At December 31, 2010 we had no short term borrowings outstanding and had the ability to receive $8.0 million in funds under the terms of our agreement with the Federal Reserve Bank.  Additionally, we had approximately $15 million of unused lines of credit for federal funds purchases and $41.4 million of unpledged securities available-for-sale at December 31, 2010 as sources of liquidity.  We also have the ability to receive an additional $12.9 million in advances under the terms of our agreement with the Federal Home Loan Bank.

Capital - continued

We depend on dividends from CapitalBank as our primary source of liquidity.  The ability of CapitalBank to pay dividends is subject to general regulatory restrictions that may have a material impact on the liquidity available to us.  As previously reported, we entered into the Written Agreement with the Federal Reserve and the S.C. Board on July 28, 2010, where we must obtain approval from these regulatory agencies before declaring or paying any dividends to the Company or to our shareholders.  We paid stock dividends in September 1998, June 2000, May 2001, and November 2007 and may do so in the future.  We paid cash dividends on a quarterly basis from the third quarter of 2001 through the first quarter of 2009.  In April 2009, we announced we were suspending our quarterly cash dividends to preserve our retained capital and because of regulatory concerns.

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

Our significant accounting policies are discussed in Note 1 of Notes to Consolidated Financial Statements contained in Item 8 herein.  Of these significant accounting policies, we consider our policies regarding the accounting for the Allowance for Loan Losses, OREO, OTTI, and income taxes, to be the most critical accounting policies due to the valuation techniques used and the sensitivity of these financial statement amounts to the methods, assumptions, and estimates underlying these balances.  Accounting for these critical areas requires a significant degree of judgment that could be subject to revision as newer information becomes available. In order to determine our critical accounting policies, we consider whether the accounting estimate requires assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates that reasonably could have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of financial condition, changes in financial condition, or results of operations.

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

We believe the accounting for OREO is a critical accounting policy that requires judgments and estimates used in preparation of our consolidated financial statements.  OREO is initially recorded at fair value, less any costs to sell.  If the fair value, less cost to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses.  If the fair value, less cost to sell, of the OREO decreases during the holding period, a valuation allowance is established with a charge to foreclosed property costs.  When the OREO is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.  Financed sales of OREO are accounted for in accordance with ASC 360-20, Real Estate Sales.

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition of the issuer,the outlook for receiving the contractual cash flows of the investments, and anticipated outlook for changes in the general level of interest rates, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value.

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

Through its operations, CapitalBank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to CapitalBank’s customers at

Impact of Off-Balance Sheet Instruments - continued

predetermined interest rates for a specified period of time.  At December 31, 2010, CapitalBank had issued commitments to extend credit of $50.0 million and standby letters of credit of $1.6 million through various types of commercial lending arrangements.  Approximately $38.8 million of these commitments to extend credit had variable rates.  Our experience has been that a significant portion of these commitments often expire without being used.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at December 31, 2010.

		After One	After Three
		Through	Through		Greater
	Within One	Three	Twelve	Within One	Than
(Dollars in thousands)	Month	Months	Months	Year	One Year	Total
Unused commitments to extend credit	$3,334	$2,528	$15,678	$21,540	$28,421	$49,961
Standby letters of credit	33	433	1,144	1,610	37	1,647
Totals	$3,367	$2,961	$16,822	$23,150	$28,458	$51,608

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

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

The information required by Item 10 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 25, 2011.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 25, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table sets forth, as of the end of December 31, 2010, certain information relating to our compensation plans (including individual compensation arrangements) under which grants of options, restricted stock, or other rights to acquire our common stock may be granted from time to time.

Plan Category (1)	Number of shares of our common stock to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of shares of our common stock remaining available for future issuance under equity compensation plans (excluding shares of our common stock reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	97,198
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	97,198

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

The additional information required by Item 12 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 25, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is hereby incorporated by reference from our proxy statement for our 2011 annual meeting of shareholders to be held on May 25, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is hereby incorporated by reference from our proxy statement for our 2010 annual meeting of shareholders to be held on May 25, 2011.

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

COMMUNITY CAPITAL CORPORATION

Dated: March 21, 2011	By:	/s/ William G. Stevens
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

Signature	Title	Date

/s/ William G. Stevens	President, Chief Executive	March 21, 2011
William G. Stevens	Officer, and Director

/s/ R. Wesley Brewer	Chief Financial Officer, Executive	March 21, 2011
R. Wesley Brewer	Vice President, and Secretary

/s/ Patricia C. Hartung	Chair	March 21, 2011
Patricia C. Hartung

/s/ Harold Clinkscales, Jr.	Director	March 21, 2011
Harold Clinkscales, Jr.

/s/ Wayne Q. Justesen, Jr.	Director	March 21, 2011
Wayne Q. Justesen, Jr.

/s/ B. Marshall Keys	Director	March 21, 2011
B. Marshall Keys

/s/ Clinton C. Lemon, Jr.	Director	March 21, 2011
Clinton C. Lemon, Jr.

/s/ Miles Loadholt	Director	March 21, 2011
Miles Loadholt

/s/ H. Edward Munnerlyn	Director	March 21, 2011
H. Edward Munnerlyn

/s/ George B. Park	Director	March 21, 2011
George B. Park

/s/ George D. Rodgers	Director	March 21, 2011
George D. Rodgers

/s/ Stephen G. Skiba	Director	March 21, 2011
Stephen G. Skiba

/s/ Lex D. Walters	Director	March 21, 2011
Lex D. Walters

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY CAPITAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Community Capital Corporation
Greenwood, South Carolina

We have audited the accompanying consolidated balance sheets of Community Capital Corporation and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Capital Corporation and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC
Greenville, South Carolina
March 21, 2011

Community Capital Corporation
Consolidated Balance Sheets

	December 31,
(Dollars in thousands, shares are not in dollars)	2010	2009
Assets:
Cash and cash equivalents:
Cash and due from banks	$9,315	$10,141
Interest-bearing deposit accounts	27,860	38,990

Total cash and cash equivalents	37,175	49,131
Investment securities:
Securities available-for-sale	74,025	68,826
Securities held-to-maturity (estimated fair value of $170 at December 31, 2009)	-	160
Nonmarketable equity securities	9,626	10,186
Total investment securities	83,651	79,172
Loans held for sale	5,516	1,103
Loans receivable	479,393	567,178
Less allowance for loan losses	(17,165)	(14,160)
Loans, net	462,228	553,018
Other real estate owned	13,496	7,165
Premises and equipment, net	15,342	16,150
Accrued interest receivable	2,289	3,046
Prepaid expenses	3,349	4,873
Intangible assets	1,259	1,663
Cash surrender value of life insurance	17,397	16,689
Deferred tax asset	8,992	6,622
Income tax receivable	3,158	9,634
Other assets	2,082	1,176

Total assets	$655,934	$749,442

Liabilities:
Deposits:
Noninterest-bearing	$103,080	$112,333
Interest-bearing	392,102	471,150

Total deposits	495,182	583,483
Advances from the Federal Home Loan Bank	95,400	95,400
Accrued interest payable	708	1,337
Junior subordinated debentures	10,310	10,310
Other liabilities	6,930	5,155
Total liabilities	608,530	695,685
Commitments and contingencies - Notes 4, 13, and 17

Shareholders’ equity:
Common stock, $1.00 par value; 20,000,000 shares authorized;
10,721,350 and 10,721,450 shares issued at December 31, 2010 and 2009, respectively	10,721	10,721
Nonvested restricted stock	(116)	(364)
Capital surplus	64,679	66,472
Accumulated other comprehensive income (loss)	(460)	909
Retained earnings (deficit)	(17,189)	(11,704)
Treasury stock, at cost (704,702 and 845,627 shares in 2010 and 2009, respectively)	(10,231)	(12,277)
Total shareholders’ equity	47,404	53,757
Total liabilities and shareholders’ equity	$655,934	$749,442

The accompanying notes are an integral part of these consolidated financial statements.

Community Capital Corporation
Consolidated Statements of Operations

	For the years ended
	December 31,
(Dollars in thousands, except for per share data amounts)	2010	2009	2008
Interest income:
Loans, including fees	$28,559	$32,722	$39,710
Investment securities:
Taxable	1,650	2,254	2,189
Tax-exempt	496	1,059	1,285
Nonmarketable equity securities	140	147	404
Federal funds sold and other	165	51	6

Total interest income	31,010	36,233	43,594

Interest expense:
Deposits	6,832	7,894	10,835
Advances from the Federal Home Loan Bank	3,323	5,190	6,034
Federal funds purchased and securities sold under
agreements to repurchase	-	57	1,061
Other	748	726	726
Total interest expense	10,903	13,867	18,656

Net interest income	20,107	22,366	24,938
Provision for loan losses	18,350	32,800	9,300

Net interest income (loss) after provision for loan losses	1,757	(10,434)	15,638

Noninterest income:
Service charges on deposit accounts	1,822	2,313	2,492
Income from fiduciary activities	1,936	1,623	1,725
Commissions from sales of mutual funds	329	263	180
Gain on sales of securities available-for-sale	1,999	224	98
Gain on sale of loans held for sale	1,875	1,450	1,139
Gain on sale of premises and equipment	-	-	6
Other operating income	2,740	1,657	1,607
Total noninterest income	10,701	7,530	7,247

Noninterest expenses:
Salaries and employee benefits	10,090	10,389	10,853
Goodwill impairment	-	7,418	-
Net occupancy	1,260	1,298	1,316
Furniture and equipment	764	875	975
Amortization of intangible assets	404	427	449
Loss on sale of fixed assets	-	38	-
FDIC banking assessments	1,694	1,863	342
FHLB prepayment penalties	-	896	-
Net cost of operation of other real estate owned	2,287	3,532	409
Other operating expenses	4,898	5,038	5,848
Total noninterest expenses	21,397	31,774	20,192

Income (loss) before income taxes	(8,939)	(34,678)	2,693
Income tax expense (benefit)	(3,454)	(9,433)	284

Net income(loss)	$(5,485)	$(25,245)	$2,409
Earnings (loss) per share:
Basic earnings (loss) per share	$(0.55)	$(4.34)	$0.54
Diluted earnings (loss) per share	$(0.55)	$(4.34)	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

Community Capital Corporation
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss)
For the years ended December 31, 2010, 2009, and 2008

					Accumulated
			Nonvested		other
(Dollars in thousands,	Common stock		restricted	Capital	comprehensive	Retained	Treasury
except for per share amounts)	Shares	Amount	stock	surplus	income (loss)	earnings	stock	Total
Balance, December 31, 2007	5,603,570	$5,604	$(443)	$61,600	$485	$15,016	$(17,415)	$64,847
Net income						2,409		2,409
Other comprehensive income,
net of tax effects					42			42
Comprehensive income								2,451
Cumulative change in accounting principle						(530)		(530)
Dividends paid ($0.60 per share)						(2,679)		(2,679)
Stock options exercised	37,605	37		430				467
Issuance of restricted stock	26,800	27	(422)	395				-
Amortization of deferred
compensation on restricted stock			406					406
Forfeitures of restricted stock	(1,215)	(1)	14	(2)		2		(5)
Balance, December 31, 2008	5,666,760	5,667	(445)	62,405	527	14,218	(17,415)	64,957
Net loss						(25,245)		(25,245)
Other comprehensive income, net of tax effects					382			382
Comprehensive loss								(24,863)
Redemption of treasury shares (353,843 shares)
Dividends paid ($0.15 per share)
Rights offering issuance, net	5,005,890	5,006		8,081				13,087
Reduction of tax benefit for vesting restricted stock
Issuance of restricted stock	49,500	49	(304)	255				-
Amortization of deferred
compensation on restricted stock			381					381
Forfeitures of restricted stock	(700)	(1)	4	(7)				(4)
Balance, December 31, 2009	10,721,450	$10,721	$(364)	$66,472	$909	$(11,704)	$(12,277)	$53,757
Net loss						(5,485)		(5,485
Other comprehensive income (loss),
net of tax effects					(1,369)			(1,369)
Comprehensive loss								(6,854)
Redemption of treasury shares (140,925 shares)				(1,612)			2,046	434
Reduction of tax benefit for vesting restricted stock				(125)				(125)
Capitalized expenses associated with rights offering				(54)				(54)
Amortization of deferred
compensation on restricted stock			248					248
Forfeitures of restricted stock	(100)			(2)				(2)
Balance, December 31, 2010	10,721,350	$10,721	$(116)	$64,679	$(460)	$(17,189)	$(10,231)	$47,404

The accompanying notes are an integral part of these consolidated financial statements.

Community Capital Corporation
Consolidated Statements of Cash Flows

	For the years ended
	December 31,
(Dollars in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income(loss)	$(5,485)	$(25,245)	$2,409
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	916	1,064	1,047
Provision for loan losses	18,350	32,800	9,300
Deferred income tax benefit (expense)	663	(727)	(467)
Amortization of intangible assets	404	426	449
Amortization of deferred compensation on restricted stock	248	381	406
Cumulative change in accounting principle	-	-	(530)
Premium amortization less discount accretion on securities available-for-sale	178	29	8
Amortization of deferred loan costs and fees, net	879	976	1,244
Write down of other real estate	1,191	3,243	409
Net (gain) loss on sale of premises and equipment	-	38	(6)
Net loss on sale of other real estate	263	104	194
Net gain on sales or calls of securities available-for-sale	(1,999)	(224)	(98)
Loss on write-off of nonmarketable equity securities	-	82	-
Goodwill impairment	-	7,418	-
Proceeds of loans held for sale	50,277	40,555	20,704
Disbursements for loans held for sale	(54,690)	(41,355)	(20,376)
Decrease in interest receivable	757	678	688
(Increase) decrease in income tax receivable	6,476	(9,634)	-
Decrease in interest payable	(629)	(465)	(1,322)
Increase in other assets	(2,544)	(5,887)	(3,105)
Increase in other liabilities	1,775	248	464
Net cash provided by operating activities	17,030	4,505	11,418

Cash flows from investing activities:
Net (increase) decrease in loans made to customers	55,101	28,316	(6,705)
Proceeds from sales of securities available-for-sale	86,564	22,431	980
Proceeds from calls and maturities of securities available-for-sale	19,117	26,908	17,042
Purchases of securities available-for-sale	(111,134)	(38,563)	(25,154)
Proceeds from calls and maturities of securities held-to-maturity	160	55	55
Proceeds from sales of nonmarketable equity securities	887	2,332	7,520
Purchase of nonmarketable equity securities	(327)	(1,785)	(8,832)
Purchase of premises and equipment	(129)	(190)	(1,628)
Proceeds from sales of premises and equipment	21	210	73
Proceeds from sales of other real estate	8,675	7,619	885
Net cash (used) provided by investing activities	58,935	47,333	(15,764)

Cash flows from financing activities:
Net increase (decrease) in demand and savings accounts	(22,583)	22,229	(18,839)
Net increase (decrease) in time deposits	(65,718)	47,653	12,368
Net decrease in federal funds purchased and securities sold under agreements to repurchase	-	(33,838)	(28,428)
Proceeds from advances from the Federal Home Loan Bank	20,000	39,700	210,240
Repayments of advances from the Federal Home Loan Bank	(20,000)	(105,485)	(184,580)
Dividends paid	-	(677)	(2,679)
Net proceeds (expenses) from rights offering	(54)	13,087	-
Proceeds from exercise of stock options	-	-	467
Sales of treasury stock	434	1,012	-
Net cash used by financing activities	(87,921)	(16,319)	(11,451)
Net increase (decrease) in cash and cash equivalents	(11,956)	35,519	(15,797)
Cash and cash equivalents, beginning of year	49,131	13,612	29,409

Cash and cash equivalents, end of year	$37,175	$49,131	$13,612

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including valuation allowances for impaired loans, the carrying amount of real estate acquired in connection with foreclosures or in satisfaction of loans, and deferred tax positions.  Management must also make estimates in determining the estimated useful lives and methods for depreciating premises and equipment.

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

Nonmarketable Equity Securities - Nonmarketable equity securities include the costs of the Company’s investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank.  The stocks have no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required for state-chartered member banks. Investment in Federal Home Loan Bank stock is a condition of borrowing from the Federal Home Loan Bank, and the stock is pledged to secure the borrowings.  At December 31, 2010 and 2009, the investment in Federal Reserve Bank stock was $1,903,450 and $1,686,300, respectively.  At December 31, 2010 and 2009, the investment in Federal Home Loan Bank stock was $7,277,500 and $8,145,500, respectively.  Upon request, the stock may be sold back to the Federal Home Loan Bank, at cost.

The Company has invested in the stock of several unrelated financial institutions.  The Company owns less than five percent of the outstanding shares of each institution, and the stocks either have no quoted market value or are not readily marketable.  At December 31, 2010 and 2009, the investments in the stock of the unrelated financial institutions, at cost, was $134,600 and $44,600, respectively.  During 2009, the Company recorded an other-than-temporary-impairment (“OTTI”) charge in the amount of $81,864 for its investment in Community Financial Services, Inc.  Also included in nonmarketable equity securities is the investment in the Community Capital Corporation Statutory Trust I which totaled $310,000 at December 31, 2010 and 2009.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Loans Receivable - Loans are recorded at their unpaid principal balance.  Direct loan origination costs and loan origination fees are deferred and amortized over the lives of the loans as an adjustment to yield.  Unamortized net deferred loan costs included in loans at December 31, 2010 and 2009 were $439,026 and $276,884, respectively.

Loans are defined as impaired when it is determined that based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans are subject to this criteria except for: smaller-balance homogeneous loans that are collectively evaluated for impairment and loans measured at fair value or at the lower of cost or fair value.  The Company considers its consumer installment portfolio, credit cards, and home equity lines as meeting this criteria. Therefore, the real estate and commercial loan portfolios are primarily subject to possible impairment.

Impaired loans are measured based on current fair market values of collateral or based on the present value of discounted expected cash flows.  When it is determined that a loan is impaired, a direct charge to provision for loan losses is made for the difference between the net present value of expected future cash flows based on the contractual rate and the Company’s recorded investment in the related loan.  The corresponding entry is to a related valuation account.  Interest is discontinued on impaired loans when management determines that a borrower may be unable to meet payments as they become due.

The Company identifies impaired loans through its normal internal loan review process.  Loans on the Company’s problem loan watch list are considered potentially impaired loans.  These loans are evaluated in determining whether all outstanding principal and interest are expected to be collected.  Loans are not considered impaired if a minimal delay occurs and all amounts due including accrued interest at the contractual interest rate for the period of delay are expected to be collected.  At December 31, 2010 and 2009, the Company had impaired loans of approximately $39,385,000 and $71,956,000, respectively.

Interest income is computed using the simple interest method and is recorded in the period earned.  When serious doubt exists as to the collectability of a loan or a loan is contractually 90 days past due, the accrual of interest income is generally discontinued unless the estimated net realizable value of the collateral is sufficient to assure collection of the principal balance and accrued interest.  When interest accruals are discontinued, unpaid accrued interest is reversed and charged against current year income.

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

Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation.  Gain or loss on retirement of premises and equipment is recognized in the statements of income (loss) when incurred.  Expenditures for maintenance and repairs are charged to expense; betterments and improvements are capitalized.  Depreciation charges are computed principally on the straight-line method over the estimated useful lives as follows: building and improvements - 40 years; furniture, fixtures and equipment - 3 to 15 years.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Intangible Assets - Intangible assets consist of core deposit premiums resulting from the Company’s acquisitions.  The core deposit premiums are being amortized over twelve to fifteen years using the straight-line method. In 2009, during the annual evaluation of goodwill, it was determined that the value of the recorded goodwill was impaired and accordingly the balance was written off as an impairment expense in the amount of $7,418,000.

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

Advertising Expense - Advertising and public relations costs are generally expensed as incurred.  External costs incurred in producing media advertising are expensed the first time the advertising takes place.  External costs relating to direct mailing costs are expended in the period in which the direct mailings are sent.  Advertising and public relations costs of $22,468, $56,715 and $285,073 were included in the Company's results of operations for 2010, 2009, and 2008, respectively.

Stock-Based Compensation – The Company accounts for stock options and warrants in accordance with generally accepted accounting principles.  Compensation expense is recognized as salaries and benefits in the statement of income (loss).  Any share issued as a result of exercise will be issued from common shares authorized as discussed in Note 15.  The Company did not issue any stock options during the fiscal years ended December 31, 2010 and 2009.

Cash Flow Information - For purposes of reporting cash flows, the Company considers certain highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Cash equivalents include amounts due from depository institutions, interest-bearing deposit accounts, and federal funds sold.  Generally, federal funds are sold for one-day periods.

The following summarizes supplemental cash flow information:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Cash paid for interest	$11,532	$14,332	$19,988
Cash paid for income taxes	1,528	990	3,286
Supplemental noncash investing and financing activities:
Foreclosures on loans	16,460	12,906	6,242
Change in unrealized gain (loss) on securities available-for sale, net of tax	(1,369)	382	42

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The components of other changes in comprehensive income (loss) and related tax effects are as follows:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Unrealized holding gains (losses) on available-for-sale securities	$(76)	$803	$162
Reclassification adjustment for gains realized in income	(1,999)	(224)	(98)
Net unrealized (gains) losses on securities	(2,075)	579	64
Tax effect	706	(197)	(22)
Net-of-tax amount	$(1,369)	$382	$42

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

Recent Accounting Pronouncements – The following is a summary of recent authoritative pronouncements:

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.  Disclosures about Troubled Debt Restructurings (TDRs) required by the Update have been deferred by FASB in an update issued in early 2011. The TDR disclosures are anticipated to be effective for periods ending after June 15, 2011.  See Note 4.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

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

Also in December 2010, the Business Combinations topic of the ASC was amended to specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendment also requires that the supplemental pro forma disclosures include a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This amendment is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2011, although early adoption is permitted.  The Company does not expect the amendment to have any impact on the financial statements.

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

Reclassifications - Certain captions and amounts in the 2009 and 2008 financial statements were reclassified to conform with the 2010 presentation.  Such reclassifications had no effect on net income (loss) or shareholders’ equity.

Accounting for Transfers of Financial Assets - A sale is recognized when the Company relinquishes control over a financial asset and is compensated for such asset.  The difference between the net proceeds received and the carrying amount of the financial asset being sold or securitized is recognized as a gain or loss on the sale.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Company is required to maintain average reserve balances computed as a percentage of deposits.  At December 31, 2010 and 2009, the required cash reserves were satisfied by vault cash on hand and amounts due from correspondent banks.

NOTE 3 - INVESTMENT SECURITIES

Securities available-for-sale at December 31, 2010 and 2009 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2010
Obligations of state and local governments	$10,853	$133	190	10,796
Mortgage-backed securities	63,869	157	797	63,229
Total	$74,722	$290	$987	$74,025

December 31, 2009
Government-sponsored enterprises	$12,996	$91	$-	$13,087
Obligations of state and local governments	16,167	391	-	16,558
	29,163	482	-	29,645
Mortgage-backed securities	38,174	1,063	56	39,181
Total	$67,337	$1,545	$56	$68,826

Securities held-to-maturity as of December 31, 2010 and 2009 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2010
Obligations of state and local governments	$-	$-	$-	$-

December 31, 2009
Obligations of state and local governments	$160	$10	$-	$170

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009.

Securities Available-for-Sale

	Less than		Twelve months
	twelve months		or more			Total
		Unrealized			Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value		losses	Fair value	losses
December 31, 2010
Obligations of state and local governments	$4,683	$190	$		$	$4,683	$190
Mortgage-backed securities	47,998	797		-	-	47,998	797
Total	$52,631	$987		$-	$-	$52,631	$987

December 31, 2009
Mortgage-backed securities	$3,515	$56		$-	$-	$3,515	$56
Total	$3,515	$56		$-	$-	$3,515	$56

Securities classified as available-for-sale are recorded at fair market value.   The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of its amortized cost.  The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.  At December 31, 2010 and 2009, the Company did not have any securities in a continuous loss position for twelve months or more.

The following table summarizes the maturities of securities available-for-sale and held-to-maturity as of December 31, 2010, based on the contractual maturities.  Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.  Mortgage-backed securities are presented as a separate line item since paydowns are expected before the contractual maturity dates.

NOTE 3 - INVESTMENT SECURITIES - continued

	Securities		Securities
	Available-For-Sale		Held-To-Maturity
	Amortized	Estimated	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$315	$319	$-	$-
Due after one year but within five years	1,775	1,800	-	-
Due after five years but within ten years	3,721	3,821	-	-
Due after ten years	5,042	4,856	-	-
	10,853	10,796	-	-
Mortgage-backed securities	63,869	63,229	-	-
Total	$74,722	$74,025	$-	$-

Proceeds from sales of securities available-for-sale during 2010, 2009, and 2008 were $86,564,000, $22,431,000 and $980,000, respectively, resulting in gross realized gains of $1,999,000, $224,000 and $98,000 in 2010, 2009 and 2008, respectively.   There were no sales of securities held-to-maturity in 2010, 2009, or 2008.

At December 31, 2010 and 2009, securities having amortized costs of approximately $32,681,000 and $36,317,000, respectively, and estimated fair values of $32,588,000 and $37,224,000, respectively, were pledged as collateral for short-term borrowings, to secure public and trust deposits, and for other purposes as required and permitted by law.

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

As noted in Note 1, the Company has nonmarketable equity securities consisting of investments in several financial institutions.  These investments totaled $9,626,000 and $10,186,000 at December 31, 2010 and 2009, respectively. During 2010 and 2009, proceeds from sales of nonmarketable equity securities totaled $887,000 and $2,332,000, respectively.  During 2010 there were no losses related to OTTI, however in 2009, the company recorded OTTI of $82,000 on its investment in Community Financial Services, Inc. stock.

NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

	December 31,
(Dollars in thousands)	2010	2009
Commercial	$51,112	$50,363
Commercial real estate – construction	79,762	117,988
Commercial real estate – other	162,367	173,560
Residential	137,618	170,153
Home equity	42,167	47,409
Consumer	6,367	7,705
Total gross loans	$479,393	$567,178

At December 31, 2010 and 2009, the Company had sold participations in loans aggregating $3,665,000 and $4,240,000, respectively, to other financial institutions on a nonrecourse basis.  Collections on loan participations and remittances to participating institutions conform to customary banking practices.

The Bank accepts residential mortgage loan applications and funds loans of qualified borrowers (see Note 1). Funded loans are sold with limited recourse to investors under the terms of pre-existing commitments.   The Company does not service residential mortgage loans for the benefit of others.

NOTE 4 - LOANS RECEIVABLE - continued

At December 31, 2010 and 2009, the Company had pledged approximately $101,870,000 and $119,028,000, respectively, of loans on residential and commercial real estate as collateral for advances from the Federal Home Loan Bank (see Note 10).

An analysis of the allowance for loan losses for the years ended December 31, 2010, 2009, and 2008, is as follows:

(Dollars in thousands)	2010	2009	2008
Balance, beginning of year	$14,160	$13,617	$6,759
Provision charged to operations	18,350	32,800	9,300
Recoveries on loans previously charged-off	422	53	132
Loans charged-off	(15,767)	(32,310)	(2,574)
Balance, end of year	$17,165	$14,160	$13,617

An analysis of the allowance for loan losses for the year ended December 31, 2010 is as follows:

(Dollars in thousands)		Commercial Real Estate Construction	Commercial Real Estate Other
Allowance for credit losses:	Commercial			Consumer	Residential	HELOC	Unallocated	Total
Beginning balance	$248	$4,375	$98	$59	$1,718	$386	$7,276	$14,160
Chargeoffs	(493)	(8,902)	(1,309)	(36)	(4,481)	(546)	-	(15,767)
Recoveries	1	104	61	25	226	5	-	422
Provisions	682	11,464	2,467	(20)	6,639	685	(3,567)	18,350
Ending balance	$438	$7,041	$1,317	$28	$4,102	$530	$3,709	$17,165

Ending balance: Individually evaluated for impairment	$7	$229	$142	$-	$336	$-	$-	$714
Ending balance: Collectively evaluated for impairment	$431	$6,812	$1,175	$28	$3,766	$530	$3,709	$16,451
Ending balance: Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Ending balance	$51,112	$79,762	$162,367	$6,367	$137,618	$42,167	$-	$479,393
Ending balance: Individually evaluated for impairment	$690	$17,430	$8,993	$-	$12,218	$54	$-	$39,385
Ending balance: Collectively evaluated for impairment	$50,422	$62,332	$153,374	$6,367	$125,400	$42,113	$-	$440,008
Ending balance: Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Credit Quality Indicators

The Company segments its commercial loans into risk categories based on relevant information about the ability of the borrowers and guarantors (if any) to service their debt.  Relevant items include but are not limited to current financial information, historical payment and loan performance experience, credit documentation, public information and current economic trends. The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further signs of improvement or deterioration and to determine if the loan remains properly classified and what impairment may be required, if any. Other loans rated Pass, where the total credit exposure to one borrower is $500,000 or more, are reviewed at least annually to validate the assigned loan grade. In addition, any consumer or commercial unsecured loan or lines of $5,000 or more are specifically reviewed annually to validate the loan grade, if any.  Further, during the renewal process of any loan, as well as if a loan becomes past due, or for any Home Equity Lines that have a loan-to-value greater than 80% and either are past due more than 30 days or are funded at 90% or more, the Company will evaluate the loan grade.

NOTE 4 - LOANS RECEIVABLE - continued

Consumer loans are not assigned a risk rating at loan origination.  If a consumer loan becomes past due and shows signs of deterioration in the creditworthiness of the borrower, a rating classification will then be assigned for monitoring purposes and the loan will be monitored quarterly with the commercial loans indicated above.

Loans excluded from the scope of the annual review process are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of deterioration in the credit worthiness of the borrower; or (c) the customer contacts the Company for a modified repayment plan. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard, doubtful or loss.

The Company utilizes an asset risk classification system in compliance with guidelines established by the Federal Reserve as part of its efforts to improve commercial asset quality. “Special Mention” loans are defined as loans that  in management’s opinion are subject to potential future ratings downgrades, where market conditions may unfavorably affect the borrower in the future or where there are declining trends in the borrowers operations or where market conditions may unfavorably affect the borrower in the future. “Substandard” assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and that the Company may experience a loss if the weakness(es) are not corrected. Assets that are rated “Doubtful” have the same characteristics of a substandard asset with an additional weakness that make collection or liquidation of the asset highly questionable, and there is a high probability of loss based on currently existing facts, conditions or values.

The following table summarizes the credit risk profile of the company’s commercial loan portfolio as of December 31, 2010 based on the company’s internally assigned grade:

Commercial Credit Exposure

		Commercial	Commercial
(Dollars in thousands)		Real Estate	Real Estate
Grade:	Commercial	Construction	Other
Pass	$46,959	$57,003	$142,598
Special mention	2,093	843	8,676
Substandard	2,060	20,250	11,093
Doubtful	-	1,666	-
Total	$51,112	$79,762	$162,367

Consumer Credit Exposure

The following table summarizes the credit risk profile of the company’s residential loan portfolio as of December 31, 2010 based on the company’s internally assigned grade.  In determining the classification of a subprime loan, the company utilizes the definition supplied by the Federal Home Loan Bank.

(Dollars in thousands)	Residential	Residential
Grade:	Prime	Subprime
Pass	$108,000	$2,731
Special mention	5,834	672
Substandard	19,110	1,271
Doubtful	-	-
Total	$132,944	$4,674

The following table summarizes the credit risk profile of the company’s consumer loan portfolio as of December 31, 2010 based on payment activity:

(Dollars in thousands)
	Consumer
	Overdraft Protection	HELOC	Consumer Other
Performing	$1,228	$42,113	$5,139
Nonperforming	-	54	-
Total	$1,228	$42,167	$5,139

NOTE 4 - LOANS RECEIVABLE - continued

Impaired Loans

The following is a summary of information relating to impaired loans at December 31, 2010:

(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$538	$539	$-	$365	$10
Commercial real estate – construction	12,908	22,552	-	19,163	398
Commercial real estate – other	7,393	7,885	-	7,892	356
Residential – prime	1,189	1,229	-	1,163	31
Residential – subprime	9,363	11,377	-	10,935	143
HELOC	54	71	-	71	1

With an allowance recorded:
Commercial	152	152	7	157	11
Commercial real estate – construction	4,522	4,743	229	4,689	2
Commercial real estate – other	1,600	1,601	142	1,615	96
Residential – prime	1,666	1,667	336	1,681	49

Total:
Commercial	$690	$691	$7	$522	$21
Commercial real estate – construction	17,430	27,295	229	23,852	400
Commercial real estate – other	8,993	9,486	142	9,507	452
Residential – prime	2,855	2,896	336	2,844	80
Residential – subprime	9,363	11,377	-	10,935	143
HELOC	54	71	-	71	1
Totals	$39,385	$51,816	$714	$47,731	$1,097

Modifications

The following is a summary of information relating to modifications and troubled debt restructurings at December 31, 2010:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(Dollars in thousands)	Contracts	Investments	Investments
Troubled debt restructuring:
Commercial	1	$152	$152
Commercial real estate – construction	3	640	640
Commercial real estate – other	2	1,572	1,572
Residential – prime	7	7,097	7,097
Residential – subprime	2

Troubled debt restructuring that subsequently defaulted	Number of Contracts	Recorded Investment
Commercial real estate – construction	1	$83
Residential – prime	2	$2,758

NOTE 4 - LOANS RECEIVABLE - continued

The following is a summary of information pertaining to TDRs:

(Dollars in thousands)	2010	2009

Nonperforming TDRs	$6,815	$2,612

Performing TDRs:
Commercial	$152	$-
Commercial real estate - construction	143	1,047
Residential	3,141	541
Total performing TDRs	$3,436	$1,588

Total TDRs	$10,251	$4,200

Analysis of Past Due Loans Receivable

The following is a summary of information relating to analysis of past due loans receivable at December 31, 2010:

							Recorded
(Dollars in thousands)			Greater			Total	Investment
	30 – 59 days	60 – 89 days	Than	Total		Loans	> 90 days and
	Past Due	Past Due	90 days	Past Due	Current	Receivable	Accruing
Commercial	$255	$14	$44	$313	$50,799	$51,112	$-
Commercial RE - Construction	76	-	14,615	14,691	65,071	79,762	-
Commercial RE – Other	223	233	2,198	2,654	159,053	162,367	660
Residential – prime	146	302	9,180	9,628	122,934	132,944	382
Residential - subprime	164	-	398	562	4,112	4,674	-
HELOC	-	113	54	167	42,000	42,167	-
Consumer – OD Protection	5	-	-	5	1,223	1,228	-
Consumer – Other	16	-	-	16	5,123	5,139	-
Total	$885	$662	$26,489	$28,036	$450,315	$479,393	$1,042

Loans Receivable on Nonaccrual Status

The following is a summary of information relating to loans receivable on nonaccrual status at December 31, 2010 and 2009:

	December 31,
(Dollars in thousands)	2010	2009
Commercial	$44	$35
Commercial RE - Construction	14,615	26,503
Commercial RE – Other	2,198	478
Residential – prime	8,553	13,486
Residential - subprime	1,025	-
HELOC	54	662
Total	$26,489	$41,164

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

NOTE 4 - LOANS RECEIVABLE – continued

At December 31, 2010 and 2009, the Company had unfunded commitments, including standby letters of credit, of $51,768,000 and $69,451,000, of which $6,193,000 and $8,015,000, respectively, were unsecured.  The fair value of any potential liabilities associated with standby letters of credit is insignificant.

Loans sold with limited recourse are 1-4 family residential mortgages originated by the Company and sold to various other financial institutions.  Various recourse agreements exist, ranging from thirty days to twelve months.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the loan is represented by the contractual notional amount of the loan.  Since none of the loans sold have ever been returned to the Company, the total loans sold with limited recourse amount does not necessarily represent future cash requirements.  The Company uses the same credit policies in making loans held for sale as it does for on-balance-sheet instruments.  Total loans sold with limited recourse in 2010 and 2009 was $70,853,000 and $67,857,000, respectively.

NOTE 5 – OTHER REAL ESTATE OWNED

The Bank owned $13,496,000 and $7,165,000 in other real estate owned at December 31, 2010 and 2009, respectively.  During the years ended December 31, 2010 and 2009, the bank transferred $16,460,000 and $12,906,000 into other real estate owned.

Transactions in other real estate owned for the years ended December 31, 2010 and 2009 are summarized below:

	December 31,
(Dollars in thousands)	2010	2009
Balance, beginning of year	$7,165	$5,121
Additions	16,460	12,906
Sales	(8,938)	(7,619)
Write downs	(1,191)	(3,243)
Balance, end of year	$13,496	$7,165

The following is a summary of information relating to analysis of other real estate owned at December 31, 2010 and 2009:

	December 31,
(Dollars in thousands)	2010	2009
Construction, land development and other land	$12,111	$4,083
Commercial RE – Other	1,020	1,644
Residential	365	1,438
Total	$13,496	$7,165

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
(Dollars in thousands)	2010	2009
Land	$4,333	$4,333
Building and land improvements	13,132	13,155
Furniture and equipment	8,932	8,823
Total	26,397	26,311
Less, accumulated depreciation	(11,055)	(10,161)
Premises and equipment, net	$15,342	$16,150

Depreciation and amortization expense was approximately $916,000, $1,064,000 and $1,047,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 7 - INTANGIBLE ASSETS

As of December 31, 2010 and 2009, intangible assets consisted of core deposit premiums, net of accumulated amortization amounted to $1,259,000 and $1,663,000, respectively. Amortization expense related to the core deposit premium was $404,000, $427,000 and $449,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired.  Goodwill impairment testing is performed annually or more frequently if events or circumstances indicate possible impairment.  In 2009, during the annual evaluation of goodwill, given the substantial decline in the Company’s stock price, declining operating results and reduced projected results, asset quality trends, market comparables and the current economic climate of the banking industry, the results of the analysis indicated that the Company’s goodwill was fully impaired.  As a result, the Company recorded a $7,418,000 goodwill impairment charge during 2009.

NOTE 8 – DEPOSITS

The following is a summary of deposit accounts:
	December 31,
(Dollars in thousands)	2010	2009
Noninterest-bearing demand deposits	$103,080	$112,333
Interest-bearing demand deposits	63,024	66,807
Money market accounts	133,409	123,806
Brokered deposits	7,849	27,200
Savings	42,481	42,280
Certificates of deposit and other time deposits	145,339	211,057
Total deposits	$495,182	$583,483

At December 31, 2010 and 2009, certificates of deposit of $100,000 or more totaled approximately $58,258,000 and $85,257,000, respectively.  Interest expense on these deposits was approximately $1,644,000, $2,127,000 and $3,012,000 in 2010, 2009 and 2008, respectively.

Scheduled maturities of certificates of deposit and other time deposits as of December 31, 2010 were as follows:

(Dollars in thousands)
Maturing in	Amount
2011	$129,229
2012	13,638
2013	2,205
2014	187
2015 and thereafter	80
Total	$145,339

NOTE 9 – FEDERAL RESERVE DISCOUNT WINDOW

The Company has a borrowing line with the Federal Reserve Bank’s discount window.  Through this agreement, the Company had the ability to borrow up to $7,914,000 and $20,987,000 as of December 31, 2010 and 2009, respectively.  At December 31, 2010 and 2009, the Company had pledged certain types of commercial, construction and land loans totaling $27,052,000 and $38,413,000, respectively, as collateral to secure borrowings on this line.  As of December 31, 2010 and 2009, there were no outstanding borrowings on this line.

NOTE 10 - ADVANCES FROM THE FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank consisted of the following:

(Dollars in thousands)		December 31,
Description	Interest Rate	2010	2009
Advances maturing:
December 7, 2011	4.12%, fixed	$10,000	$10,000
February 9, 2012	4.61%, fixed	-	10,000
March 1, 2012	4.32%, fixed	10,000	10,000
May 18, 2012	4.62%, fixed	5,000	5,000
June 14, 2012	4.94%, fixed	-	10,000
March 5, 2013	1.94%, fixed	5,400	5,400
January 6, 2014	0.40%, floating	10,000	-
January 6, 2014	0.40%, floating	10,000	-
January 16, 2015	2.77%, fixed	10,000	10,000
June 3, 2015	3.36%, fixed	15,000	15,000
February 2, 2017	4.31%, fixed	10,000	10,000
May 18, 2017	4.15%, fixed	10,000	10,000
		$95,400	$95,400

Scheduled principal reductions of Federal Home Loan Bank advances are as follows:

(Dollars in thousands)	Amount
2011	$10,000
2012	15,000
2013	5,400
2014	20,000
2015 and thereafter	45,000
Total	$95,400

As collateral, the Company had pledged first mortgage loans on one to four family residential loans aggregating $63,520,000, multi-family residential loans aggregating $3,147,000, home equity lines of credit aggregating $17,055,000, and commercial real estate loans aggregating $18,149,000 (see Note 4) at December 31, 2010.  In addition, the Company’s Federal Home Loan Bank stock is pledged to secure the borrowings. Certain advances are subject to prepayment penalties.  The company incurred prepayment penalties totaling $1,516,000 and $896,000 during 2010 and 2009, respectively.  Prepayment penalties for 2010 are being amortized over the life of the restructured advances.

NOTE 11 – JUNIOR SUBORDINATED DEBENTURES

On June 15, 2006, Community Capital Corporation Statutory Trust I (a non-consolidated subsidiary) issued $10,000,000 in trust preferred securities with a maturity of June 15, 2036.  The rate is fixed at 7.04% until June 14, 2011, at which point the rate adjusts quarterly to the three-month LIBOR plus 1.55%, and can be called without penalty beginning on June 15, 2011.  In accordance with the authoritative guidance, the Trust has not been consolidated in these financial statements. The Company received from the Trust the $10,000,000 proceeds from the issuance of the securities and the $310,000 initial proceeds from the capital investment in the Trust, and accordingly has shown the funds due to the Trust as $10,310,000 junior subordinated debentures.  The proceeds from the issuance were used to extinguish short-term borrowings and to inject capital into the bank subsidiary.  The current regulatory rules allow certain amounts of junior subordinated debentures to be included in the calculation of regulatory capital of the Bank.

In January 2010, we announced the decision to defer future interest payments on our trust preferred subordinated debt, beginning with our interest payment due on March 15, 2010, for the foreseeable future to maintain cash levels at the holding company.  The terms of the debentures and trust indentures allow for us to defer interest payments for up to 20 consecutive quarters without default or penalty.  During the period that the interest deferrals are elected, we will continue to record interest expense associated with the debentures.  Upon the expiration of the deferral period, all accrued and unpaid interest will be due and payable.  In July 2010, the Company and the Bank entered a written agreement with the Federal Reserve and the South Carolina Board of Financial Institutions (the “Written Agreement”) whereby the Company and CapitalBank must receive prior approval from the Federal Reserve prior to making any distributions of interest on trust preferred securities.

NOTE 12 - SHAREHOLDERS’ EQUITY

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
Beginning in 2009, the Company’s 401(k) plan and Dividend Reinvestment and Stock Purchase Plan began to purchase shares from treasury versus the open market to generate additional capital for the Company.  In 2010 and 2009, the Company issued 140,925 shares and 353,843 shares, respectively, of treasury stock to these plans for total proceeds of $434,000, and $1,012,000, respectively.

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

The Board of Directors has approved stock repurchase plans whereby the Company could repurchase up to $19,100,000 of its outstanding shares of common stock.  As of December 31, 2010, the Company had purchased approximately 1,044,000 shares under the plans (and prior plans), at an average cost of $14.52.

The Board of Directors may issue up to 2,300,000 shares of a special class of stock, par value $1.00 per share, the rights and preferences of which are to be designated at issuance. At December 31, 2010 and 2009, no shares of the undesignated stock had been issued or were outstanding.

NOTE 13 - LEASES

The Bank occupies and uses office space, land and equipment under operating leases with initial terms expiring on various dates through 2016.  The lease agreements generally provide that the Bank is responsible for ongoing costs of repairs and maintenance, insurance and real estate taxes.  The leases also provide for renewal options and certain scheduled increases in monthly lease payments.  Rental expenses under operating leases were $101,312, $100,890 and $125,159 for the years ended December 31, 2010, 2009 and 2008, respectively.  Minimum lease commitments under noncancelable operating leases are as follows:

(Dollars in thousands)	Amount
2011	$95
2012	61
2013	56
2014	50
2015 and thereafter	79
Total	$341

The cost of renewals is not included in the above.

NOTE 14 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS

In July 2010, the Company entered into a written agreement with the Federal Reserve, which requires the Bank to take certain actions, including, but not limited to, designing a plan to improve the Bank’s position on certain problem loans, reviewing and revising its ALLL methodology, strengthening its credit risk management and lending program, enhancing its written liquidity and contingency funding plan, and submitting a capital plan to maintain the Bank’s capital ratios in excess of the minimum thresholds required to be well-capitalized.  The written agreement also prohibits the Company and the Bank from declaring or paying dividends, without the prior written approval of the Federal Reserve and the South Carolina Board of Financial Institutions, respectively.  The written agreement does not contain any provisions to increase capital.

NOTE 14 - CAPITAL REQUIREMENTS AND REGULATORY MATTERS - continued

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

The following tables summarize the capital ratios and the regulatory minimum requirements of the Company and the Bank at December 31, 2010 and 2009.

					To Be Well-
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in thousands)	Amount Ratio		Amount	Ratio	Amount	Ratio
December 31, 2010
The Company
Total capital (to risk-weighted assets)	$58,148	12.17%	$38,236	8.00%	-	N/A
Tier 1 capital (to risk-weighted assets)	52,035	10.89	19,118	4.00	-	N/A
Tier 1 capital (to average assets)	52,035	7.77	26,786	4.00	-	N/A

CapitalBank
Total capital (to risk-weighted assets)	$57,186	11.99%	$38,153	8.00%	$47,691	10.00%
Tier 1 capital (to risk-weighted assets)	51,086	10.71	19,076	4.00	28,615	6.00
Tier 1 capital (to average assets)	51,086	7.64	26,753	4.00	33,442	5.00

December 31, 2009
The Company
Total capital (to risk-weighted assets)	$68,300	12.15%	$44,976	8.00%	-	N/A
Tier 1 capital (to risk-weighted assets)	61,185	10.88	22,488	4.00	-	N/A
Tier 1 capital (to average assets)	61,185	8.31	29,447	4.00	-	N/A

CapitalBank
Total capital (to risk-weighted assets)	$66,656	11.88%	$44,886	8.00%	$56,108	10.00%
Tier 1 capital (to risk-weighted assets)	59,554	10.61	22,443	4.00	33,665	6.00
Tier 1 capital (to average assets)	59,554	8.10	29,404	4.00	36,756	5.00

NOTE 15 - STOCK COMPENSATION PLANS

The 2004 Equity Incentive Plan provides for the granting of statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as nonstatutory stock options, stock appreciation rights, or restricted stock of up to 258,750 shares of the Company’s common stock, to officers, employees, and directors of the Company. Awards may be granted for a term of up to ten years from the effective date of grant.  Under this Plan, the Company’s Board of Directors has sole discretion as to the exercise date of any awards granted.   The per-share exercise price of incentive stock options may not be less than the fair value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 50% of the fair value of a share on the effective date of grant.  Any options that expire unexercised or are canceled become available for

NOTE 15 - STOCK COMPENSATION PLANS - continued

reissuance.  No awards may be made on or after May 19, 2014.  As of December 31, 2010, there were no options outstanding under the plan.

A summary of the status of the Company’s stock option plans as of December 31, 2010, 2009, and 2008 and changes during the years ended on those dates is presented below:

	2009		2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	51,721	$18.01	91,339	$15.62
Granted	-	-	-	-
Exercised	-	-	37,605	12.43
Cancelled	51,721	18.01	2,013	13.68
Outstanding at end of year	-	-	51,721	18.01

During 2010, there were no issuances of stock pursuant to the 2004 Equity Incentive Plan.  During 2009, the Company issued 49,500 shares of restricted stock pursuant to the 2004 Equity Incentive Plan.  The Company did not issue any restricted stock during 2010.  The shares cliff vest in three years and are fully vested on February 1, 2012, and the weighted-average fair value of restricted stock issued during 2009 was $6.14.  Compensation cost associated with all issuances was $404,000, $381,000 and $406,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Forfeitures totaled $2,000 and $4,000 for the years ended December 31, 2010 and 2009, respectively.  At December 31, 2010, the Company had 97,198 stock awards available for grant under the 2004 Equity Incentive Plan.

NOTE 16 - RELATED PARTY TRANSACTIONS

Certain parties (primarily certain directors and executive officers, their immediate families and business interests) were loan customers and had other transactions in the normal course of business with the Bank.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and generally do not involve more than normal risk of collectability.  Total loans and commitments outstanding to related parties at December 31, 2010 and 2009 were $14,019,000 and $14,886,000, respectively.  During 2010, $37,000 of new loans were made to related parties and repayments totaled $904,000.  During 2009, $2,693,000 of new loans were made to related parties and repayments totaled $7,767,000.

The Company purchases various types of insurance from agencies that are owned by two directors.  Amounts paid for insurance premiums to the related agencies were $57,250, $67,110 and $97,997 in 2010, 2009, and 2008, respectively.

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

NOTE 18 - RESTRICTION ON SUBSIDIARY DIVIDENDS

The ability of the Company to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from the Bank.  However, certain restrictions exist regarding the ability of the Bank to transfer funds in the form of cash dividends, loans, or advances to the Company.  Dividends are payable only from the retained earnings of the Bank.  At December 31, 2010, the Bank had a retained deficit of $(14,670,000); therefore no dividends could be paid. In addition, the Written Agreement also prohibits the Company and the Bank from declaring or paying dividends, without the prior written approval of the Federal Reserve and the South Carolina Board of Financial Institutions, respectively.

NOTE 19 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share - basic is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Earnings (loss) per share - diluted is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method.  Due to the net loss in 2010 and 2009, basic and diluted loss per share were the same.

	Year ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008
Basic earnings (loss) per share:
Net income (loss)	$(5,485)	$(25,245)	$2,409
Average basic common shares outstanding	9,914,218	5,820,045	4,427,379
Basic earnings (loss) per share	$(0.55)	$(4.34)	$0.54
Diluted earnings (loss) per share:
Net income (loss)	$(5,485)	$(25,245)	$2,409
Average common shares outstanding - basic	9,914,218	5,820,045	4,427,379
Incremental shares from assumed conversions:
Unvested restricted stock	-	-	36,884
Average diluted common shares outstanding	9,914,218	5,820,045	4,464,263
Diluted earnings (loss) per share	$(0.55)	$(4.34)	$0.54

The above computation of diluted earnings per share does not include the following options that were outstanding at year-end since their exercise price was greater than the average market price of the common shares:

	2010		2009		2008
Number of options		-		-	51,721
Weighted-average of these options outstanding during the year		NA		NA	53,674
Weighted-average exercise price	$	NA	$	NA	$18.01

NOTE 20 - INCOME TAXES

Income tax expense consisted of the following:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Currently payable (receivable):
Federal	$(1,665)	$(8,879)	$3,024
State	-	-	139
Total current	(1,665)	(8,879)	3,163
Deferred income tax provision (benefit)	(2,370)	(357)	(2,857)
Income tax expense (benefit)	$(4,035)	$(9,236)	$306
Income tax expense (benefit) is allocated as follows:
To continuing operations	$(3,454)	$(9,433)	$284
To shareholders’ equity	(581)	197	22
Income tax expense	$(4,035)	$(9,236)	$306

NOTE 20 - INCOME TAXES - continued

The gross amounts of deferred tax assets and deferred tax liabilities were as follows:

	December 31,
(Dollars in thousands)	2010	2009
Deferred tax assets:
Allowance for loan losses	$5,836	$4,815
Net operating loss carryforward - state	342	321
Deferred compensation	1,349	1,229
Nonaccrual of interest	57	706
Other real estate owned	462	421
Loss on worthless equity securities	28	28
Director fees	105	102
Restricted stock	226	284
Available for sale securities	237	-
Charitable contributions	43	36
Alternative minimum tax credits	1,191	-
Deferred revenue	2	24
Gross deferred tax assets	9,878	7,966
Valuation allowance	(395)	(380)
Net deferred tax assets	9,483	7,586
Deferred tax liabilities:
Accumulated depreciation	260	256
Federal Home Loan Bank stock dividends	16	16
Available-for-sale securities	-	469
Merger related, net	-	38
Core deposit intangibles	30	49
Loans fees and costs	149	94
Prepaids	36	42
Total deferred tax liabilities	491	964
Net deferred tax asset recognized	$8,992	$6,622

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

A federal net operating loss (“NOL”) of $8,325,000 was created in 2010.  This entire NOL will be carried back to generate tax refunds of previous taxes paid of approximately $1,640,000.  In addition, refunds of current year estimated payments of $1,518,000 will be requested.  The total refunds of $3,158,000 have been recorded as income tax receivable in the Company’s Consolidated Balance Sheet.

A reconciliation of the income tax provision and the amount computed by applying the Federal statutory rate of 34% to income before income taxes follows:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Income tax at the statutory rate	$(3,039)	$(11,791)	$916
State income tax, net of federal income tax benefit	(22)	(23)	92
Tax-exempt interest income	(231)	(403)	(491)
Disallowed interest expense	14	30	49
Goodwill	-	2,522	-
Increase in cash surrender value of life insurance	(217)	(201)	(203)
Other, net	26	53	(79)
Valuation allowance	15	380	-
Income tax expense (benefit)	$(3,454)	$(9,433)	$284

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

NOTE 21 - OTHER OPERATING EXPENSES

Other operating expenses are summarized below:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Banking and ATM supplies	$431	$451	$547
Directors’ fees	50	184	347
Mortgage loan department expenses	261	307	246
Data processing and supplies	1,610	1,608	1,568
Postage and freight	167	191	204
Professional fees	372	461	457
Telephone expenses	281	323	353
Other	1,726	1,513	2,126
Total	$4,898	$5,038	$5,848

NOTE 22 - RETIREMENT AND BENEFIT PLANS

The Company sponsors a voluntary nonleveraged employee stock ownership plan (ESOP) as part of a 401(k) savings plan covering substantially all full-time employees.  The Company matches 75 cents per dollar, up to a maximum of 6% of employee compensation. Company contributions to the savings plan were $306,000, $312,000 and $360,000 in 2010, 2009, and 2008, respectively.  The Company’s policy is to fund amounts approved by the Board of Directors.  At December 31, 2010 and 2009, the savings plan owned 831,268 and 722,610 shares of the Company’s common stock purchased at an average cost of $6.59 and $7.11 per share, respectively. The estimated value of shares held at December 31, 2010 and 2009 was $2,248,000 and $2,096,000, respectively.

The Company has an Executive Supplemental Compensation Plan that provides certain officers with salary continuation benefits upon retirement.  The plan also provides for benefits in the event of early retirement, death, or substantial change of control of the Company.  In connection with, but not directly related to, the Executive Supplemental Compensation Plan, life insurance contracts were purchased on the officers.  No insurance premiums were paid in the years ended December 31, 2010, 2009, or 2008.

In September 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Agreements” (“FASB ASC 715-60”), which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods.  The liability should be recognized based on the substantive agreement with the employee.  ASC 715-60 was effective beginning January 1, 2008, and was applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  The one-time impact to the company upon adoption of ASC 715-60 was a reduction in retained earnings and an increase in other liabilities of $530,000 during 2008.

During 1999, certain officers opted out of the Executive Supplemental Compensation Plan.  Under a new agreement, split-dollar life insurance policies were obtained on the lives of these officers.  In 2002 upon the purchase of Bank Owned Life Insurance (BOLI) Policies as described below, these officers forfeited any benefits associated with these policies and as a result these policies are in essence key man policies.   The Company is the sole owner of the policies and has the right to exercise all incidents of ownership.  The Company  is the direct beneficiary of an amount of death proceeds equity to the greater of  a) the cash surrender value of the policy, b) the aggregate premiums paid on the policy by the Company less any outstanding indebtedness to the insurer, or c) the total death proceeds less the split dollar amount.  The split dollar amount is 50 percent of the difference between the total policy death proceeds and the policy cash surrender value at the date of the Executive’s death.   There was no expense associated with this plan in 2010, 2009, or 2008.  No insurance premiums were paid on the plan during 2010, 2009 or 2008.  The policies increased their cash values by $250,000 and $249,000 during 2010 and 2009, respectively.  Cash values at December 31, 2010 and 2009 were $4,904,000 and $4,654,000, respectively.

In 2002, the Company purchased BOLI Policies on certain key officers of the Company. Earnings on such policies will be used to offset expenses associated with retirement benefits for these officers.  There were no premiums paid on the policies during the years ended December 31, 2010, 2009, or 2008.  The policies increased their cash values by $458,000 and $444,000 during 2010 and 2009, respectively.  Cash values at December 31, 2010 and 2009 were $12,493,000 and $12,035,000, respectively.

NOTE 23 - UNUSED LINES OF CREDIT

As of December 31, 2010, the subsidiary bank had an unused line of credit to purchase federal funds from an unrelated bank totaling $15,000,000.  This line of credit is available on a one to thirty day basis for general corporate purposes. The lender has reserved the right not to renew their respective line.  The Bank also has a line of credit to borrow funds from the Federal Home Loan Bank up to 25% of the Bank’s total assets which provided total availability of $108,264,000 at December 31, 2010.  As of December 31, 2010, the Bank had borrowed $95,400,000 on this line.  As of December 31, 2010, the Bank also has a line of credit through the Federal Reserve Bank’s Discount Window in the amount of $7,914,000.  There were no outstanding borrowings on this line at December 31, 2010.

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

Junior Subordinated Debentures – The fair value of fixed rate junior subordinated debentures are estimated using a discounted cash flow calculation that applies the Company’s current borrowing rate.  The carrying amounts of variable rate borrowings are reasonable estimates of fair value because they can reprice frequently.

Off-Balance-Sheet Financial Instruments – Fair values of off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Commitments to Extend Credit and Commercial Letters of Credit – Because commitments to expand credit and commercial letters of credit are made using variable rates, or are recently executed, the contract value is a reasonable estimate of fair value.

NOTE 24 - FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and due from banks	$9,315	$9,315	$10,141	$10,141
Interest-bearing deposit accounts	27,860	27,860	38,990	38,990
Securities available-for-sale	74,025	74,025	68,826	68,826
Securities held-to-maturity	-	-	160	170
Nonmarketable equity securities	9,626	9,626	10,186	10,186
Cash surrender value of life insurance	17,397	17,397	16,689	16,689
Loans and loans held for sale	484,909	483,885	568,281	562,072
Accrued interest receivable	2,289	2,289	3,046	3,046

Financial Liabilities:
Demand deposit, interest bearing transaction, and savings accounts	$341,994	$341,994	$345,226	$345,226
Certificates of deposit and other time deposits	153,188	154,187	238,257	240,729
Advances from the Federal Home Loan Bank	95,400	100,753	95,400	100,322
Junior subordinated debentures	10,310	10,422	10,310	10,740
Accrued interest payable	708	708	1,337	1,337

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$49,961	$-	$66,933	$-
Letters of credit	1,647	-	2,518	$-

Accounting standards provide a framework for measuring and disclosing fair value which require disclosure about the fair value of assets and liabilities recognized on the balance sheet, whether the measurements are made on a recurring basis or on a nonrecurring basis.  Fair value is defined as the exchange in price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Accounting standards also establish a fair value hierarchy, which requires an entity to maximize the use of unobservable inputs when measuring fair value.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The objective is to enable the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.

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

NOTE 24 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale – Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of cash flows, adjusted for the security’s rating,  prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities includes those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter market and money market funds.  Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans – The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Other Real Estate Owned – Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned.  Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure.  The initial recorded value may be subsequently reduced by additional allowances, which are charges to earnings if the estimated fair value of the property less estimated seling costs declines below the initial recorded value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

NOTE 24 - FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

December 31, 2010	Quoted market price in active markets	Significant other observable inputs	Significant unobservable inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$-	$63,229	$-
State and municipal obligations	-	10,796
Available-for-sale securities	-	74,025	-
Loans held for sale	-	5,516	-
Total	$-	$79,541	$-

December 31, 2009
(Dollars in thousands)
Government-sponsored enterprises	$-	$13,087	$-
Mortgage-backed securities	-	39,181	-
State and municipal obligations	-	16,558	-
Available-for-sale securities	-	68,826	-
Loans held for sale	-	1,103	-
Total	$-	$69,929	$-

There were no liabilities measured at fair value on a recurring basis for the years ended December 31, 2010 and 2009.

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

December 31, 2010	Quoted market price in active markets	Significant other observable inputs	Significant unobservable inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$-	$8,781	$4,715
Impaired loans	-	35,498	3,173
Total	$-	$44,279	$7,888

December 31, 2009
(Dollars in thousands)
Other real estate owned	$-	$7,165	$-
Impaired loans	-	66,735	5,221
Total	$-	$73,900	$5,221

There were no liabilities measured at fair value on a nonrecurring basis for the years ended December 31, 2010 and 2009.

NOTE 25 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY)

Condensed financial statements for Community Capital Corporation (Parent Company Only) follow:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2010	2009
Assets
Cash and cash equivalents	$1,122	$990
Investment in banking subsidiary	56,456	62,126
Nonmarketable equity securities	310	310
Premises and equipment, net	1,117	1,145
Other assets	481	575
Total assets	$59,486	$65,146

Liabilities and Shareholders’ Equity
Notes payable to subsidiary	$879	$918
Junior subordinated debentures	10,310	10,310
Other liabilities	893	161
Total liabilities	12,082	11,389
Common stock	10,721	10,721
Nonvested restricted stock	(116)	(364)
Capital surplus	64,679	66,472
Retained earnings (deficit)	(17,189)	(11,704)
Accumulated other comprehensive expense	(460)	909
Treasury stock	(10,231)	(12,277)
Total shareholders’ equity	47,404	53,757
Total liabilities and shareholders’ equity	$59,486	$65,146

Condensed Statements of Income (Loss)

	For the years ended December 31,
(Dollars in thousands)	2010	2009	2008
Income:
Dividend income from subsidiary	$-	$1,081	$2,200
Dividend income from equity securities	-	22	22
Other interest income	41	108	10
Other income	-	-	1
Total income	41	1,211	2,233
Expenses:
Salaries	247	380	405
Net occupancy expense	(240)	(226)	(210)
Furniture and equipment expense	5	6	7
Interest expense	780	759	779
Goodwill impairment	-	20	-
Other operating expenses	95	116	195
Total expense	887	1,055	1,176
Income (loss) before income taxes and equity in undistributed
earnings of subsidiary	(846)	156	1,057
Income tax expense (benefit)	(267)	(9)	(460)
Income (loss) before equity in undistributed earnings of subsidiary	(579)	165	1,517
Equity in undistributed earnings (loss) of subsidiary	(4,906)	(25,410)	892
Net income(loss)	$(5,485)	$(25,245)	$2,409

 NOTE 25 - COMMUNITY CAPITAL CORPORATION (PARENT COMPANY ONLY) - continued

Condensed Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2010	2009	2008
Operating activities:
Net income (loss)	$(5,485)	$(25,245)	$2,409
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed (earnings) loss of banking subsidiary	4,906	25,410	(892)
Depreciation and amortization expense	33	34	35
Amortization of deferred compensation on restricted stock	248	381	406
Deferred tax benefit (expense)	192	681	(44)
Increase (decrease) in other liabilities	732	(100)	(119)
(Increase) decrease in other assets	(225)	16	19
Net cash provided by operating activities	401	1,177	1,814

Investing activities:
Purchase of premises and equipment	(5)	(7)	(29)
Investment in Bank subsidiary	(605)	(13,713)	-
Net cash used by investing activities	(610)	(13,720)	(29)

Financing activities:
Dividends paid	-	(677)	(2,679)
Proceeds from exercise of stock options	-	-	467
Proceeds (expenses) from rights offering	(54)	13,087	-
Repayments on borrowings from subsidiary	(39)	(41)	(34)
Sales of treasury stock	434	1,012	-

Net cash provided (used) by financing activities	341	13,381	(2,246)

Net increase (decrease) in cash and cash equivalents	132	838	(461)

Cash and cash equivalents, beginning of year	990	152	613

Cash and cash equivalents, end of year	$1,122	$990	$152

NOTE 26 – SUBSEQUENT EVENTS

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

E-1

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
10.20
First Amendment to the CapitalBank Director Deferred Fee Agreement Dated August 21, 2003 for B. Marshall Keys (incorporated by reference to Exhibit 10.59 of the Company’s Form 8-K filed on January 3, 2008).*

10.21
First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for Ralph W. Brewer (incorporated by reference to Exhibit 10.62 of the Company’s Form 8-K filed on March 4, 2008).*

10.22
First Amendment to the CapitalBank Salary Continuation Agreement Dated October 17, 2002 for William G. Stevens (incorporated by reference to Exhibit 10.63 of the Company’s Form 8-K filed on March 4, 2008).*

10.23
Employment Agreement by and between Community Capital Corporation and William G. Stevens dated March 3, 2008 (incorporated by reference to Exhibit 10.81 of the Company’s Form 8-K filed on March 4, 2008).*

10.24
Employment Agreement by and between Community Capital Corporation and R. Wesley Brewer dated March 3, 2008 (incorporated by reference to Exhibit 10.82 of the Company’s Form 8-K filed on March 4, 2008).*

10.25
Community Capital Stock Ownership Plan (With Code Section 401(k) Provisions) dated as of December 20, 2001, as amended (incorporated by reference to Exhibit 10.84 of the Company's Amendment No. 1 to Form S-8 filed on April 16, 2009).*

10.26
Written Agreement between Community Capital Corporation and CapitalBank and the Federal Reserve Bank of Richmond and the South Carolina Board of Financial Institutions (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 3, 2010).

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

E-2