Form 10-K/A
period 2010-12-31
COMMUNITY CAPITAL CORP /SC/
filed 2011-04-26
CIK 832847

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

Commission file number: 000-18460

COMMUNITY CAPITAL CORPORATION
(Exact name of Registrant as specified in its charter)

South Carolina	57-0866395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1402-C Highway 72 West Greenwood, South Carolina	29649
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (864) 941-8200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Name of Each Exchange
Title of Each Class	On Which Reported
Common Stock, par value $1.00 per share	The NASDAQ Global Market
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

Documents Incorporated By Reference:  None.

Explanatory Note

This Amendment No. 1 (this "Amendment") amends our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the "Commission") on March 21, 2011 (the "Original Form 10-K").  The sole purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the Commission within 120 days of the fiscal year end, which involves the election of directors.  The Company's definitive proxy statement will not be filed before April 30, 2011 (i.e., within 120 days after end of the Company's 2010 fiscal year) pursuant to Regulation 14A.  The reference on the cover of the Original Form 10-K to the incorporation by reference of the registrant's definitive proxy statement into Part III of the Annual Report is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) of the Original Form 10-K have been amended and restated in their entirety.  Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table identifies the names, ages, Board term expiration, and committee memberships of our Board members as of the date of this Amendment:

Name	Age	Term Expiring In	Audit Committee	Compensation Committee	Nominating Committee	Corporate Governance Committee	Capital Committee
Harold Clinkscales, Jr.	58	2013		**	*	*
Patricia C. Hartung	57	2011	*	*		*	*
Wayne Q. Justesen, Jr.	65	2013	*	*	*	*
B. Marshall Keys	60	2012				*	*
Clinton C. Lemon, Jr.	66	2013	*
Miles Loadholt	68	2011	*
H. Edward Munnerlyn	67	2011		*		**	*
George B. Park	60	2012	*	*			**
George D. Rodgers	67	2012					*
Stephen G. Skiba	56	2011	*
William G. Stevens	66	2013				*	*
Lex D. Walters, Ph.D.	73	2012	**	*	**

*  Member

**  Chairperson

The following provides information regarding each of our directors, including their business experience for at least the past five years, the names of other publicly-held companies where they currently serve as a director or served as a director during the past five years, and additional information about the specific experience, qualifications, attributes, or skills that led to the Board's conclusion that such person should serve as a director for the Company:

Harold Clinkscales, Jr., has served as President and owner of Southern Burglar and Fire Alarm Company, Inc. since 1974.  He has served as one of our directors since January 2000.  Mr. Clinkscales’ business and personal experience in certain of the communities that CapitalBank serves provides him with a useful appreciation of markets that we serve.

Patricia C. Hartung, has served as the Executive Director of the Upper Savannah Council of Governments since March 1990 and served as its Assistant Director from August 1984 to March 1989.  Ms. Hartung has served as one of our directors since our inception in April 1988 and has served as the Chairman of the Company since May 2007.  During her tenure as Chairman, Ms. Hartung has developed knowledge of the Company’s business, history, organization, and executive management which, together with her personal understanding of many of the markets that we serve, has enhanced her ability to lead the Board through the current challenging economic climate.

B. Marshall Keys, has owned and operated Palmetto Insurance Associates, L.L.C. of Belton, South Carolina and the Keys Insurance Agency, Inc. since 1973.  He has served as one of our directors since May 2000.  Mr. Keys’ business experience and personal ties to certain of CapitalBank’s market areas enhance his ability to contribute as a director.

Wayne Q. Justesen, Jr., has been employed by Greenwood Mills, Inc., a textile manufacturer, since 1978 and has served as Secretary and General Counsel of Greenwood Mills, Inc. since 1983.  He has served as one of our directors since our inception in April 1988.  Mr. Justesen’s institutional knowledge of the Company’s business, as well as his own business and personal experience in our principal market area, provides him with a useful appreciation of markets that we serve.

Clinton C. Lemon, Jr., has served as Chairman and Chief Executive Officer of Southern Tank Transport in Holly Hill, South Carolina since 1993.  Mr. Lemon is also President of The Geo. A. Rheman Company, Inc. since 1976, Southern Chemical Haulers Inc. since 1982, Craven Land, Inc. since January 2005, L & H Property Holdings, LLC since December 2004, and Southern Transportation, LLC since 2003.  Mr. Lemon has served as one of our directors since March 1997.  Mr. Lemon brings to the Board an intimate understanding of the Company’s business and organization, as well as substantial leadership ability and management experience.

Miles Loadholt, is a Senior Partner of Motley Rice, LLC (f/k/a Ness, Motley, Loadholt, Richardson & Poole, P.A.), where he has practiced law since 1968.  He has served as one of our directors since May 1999.  Mr. Loadholt’s institutional knowledge of the Company’s business, as well as his own business and personal experience in certain of the communities that CapitalBank serves, provides him with a useful appreciation of markets that we serve.  Mr. Loadholt’s legal training and experience enhance his ability to understand the Company’s regulatory framework.

H. Edward Munnerlyn, has served as President and owner of Munnerlyn Company, a corporate apparel and uniforms company, since January 1989.  Prior to 1989, he was employed by Greenwood Mills, Inc. for twenty years and was Executive Vice President when he left Greenwood Mills, Inc. in 1988.  He has served as one of our directors since our inception in April 1988.  Mr. Munnerlyn’s institutional knowledge of the Company’s business, as well as his own business and personal experience in certain of the communities that CapitalBank serves, provides him with a useful appreciation of markets that we serve.

George B. Park, has served as President and Chief Executive Officer of Otis S. Twilley Seed Company, Inc., a mail order seed company, since August 1993, and as President and owner of GeoSeed, a seed distribution company, since August 1992.  Prior to 2002, Mr. Park also served as Interim Chief Executive Officer and Managing Director of K. Sahin Zaden, B.V., a flower seed breeding and production company.  Prior to 1989, he was co-owner, Vice President and Corporate Secretary of George W. Park Seed Company.  He has served as one of our directors since our inception in April 1988 and also serves as Assistant Secretary to the Company and CapitalBank.  Mr. Park’s institutional knowledge of the Company’s business and leadership abilities, as well as his own business and personal experience in certain of the communities that CapitalBank serves, provides him with a useful appreciation of the markets that we serve.

George D. Rodgers, served as owner of Palmetto Insurance Associates of Anderson, LLC and The Rodgers Agency, Inc. of Clemson, South Carolina from 1985 until his retirement in December 2009.  Mr. Rodgers has served as one of our directors since June 1995. Mr. Rodgers’ business and personal experience in certain of the communities that CapitalBank serves provides him with a useful appreciation of markets that we serve.

Stephen G. Skiba, has been a private investor focused on publicly traded financial institutions since 2003.  Mr. Skiba is a registered CPA.  Mr. Skiba’s diversified professional experience as a President and CEO, corporate financial officer, securities analyst and partner in a public accounting firm provides the Board with an individual that has knowledge and expertise of financial reporting requirements of public companies and leadership capabilities.

William G. Stevens, has served as our President and Chief Executive Officer and as one of our directors since our inception in April 1988, and has also served as President and Chief Executive Officer of CapitalBank or predecessors from 1989 until May 1998 and from January 1, 2001 until the present.  NCNB National Bank of South Carolina (formerly Bankers Trust) employed Mr. Stevens for eighteen years prior to 1987.  Mr. Stevens’ intimate understanding of the Company’s business and organization, substantial leadership ability, banking industry expertise, knowledge of financial reporting requirements of public companies, and business and personal ties to CapitalBank’s market areas enhance his ability to contribute as a director of our Company.

Lex D. Walters, Ph.D., has served as President Emeritus of Piedmont Technical College since February 2008.  Prior to 2008, he served as President of Piedmont Technical College since 1968.  He has served as one of our directors since our inception in April 1988.  During his tenure as a director, Mr. Walters has acquired vast institutional knowledge of the Company’s business, history, and organization which, together with the relationships that he has developed in certain of the communities that CapitalBank serves, adds value to the Board of Directors.

The following individuals constitute our executive officers:

Name	Age	Offices Held

William G. Stevens	66	President and Chief Executive Officer

R. Wesley Brewer	43	Chief Financial Officer, Executive Vice President, and Secretary

Mr. Stevens has served as our President and Chief Executive Officer and as one of our directors since our inception in April 1988, and has also served as President and Chief Executive Officer of CapitalBank or predecessors from 1989 until May 1998 and from January 1, 2001 until the present.  NCNB National Bank of South Carolina (formerly Bankers Trust) employed Mr. Stevens for eighteen years prior to 1987.

Mr. Brewer has served as our Chief Financial Officer, Executive Vice President, and Corporate Secretary since July 1, 2000, and he has also served as the Chief Financial Officer, Senior Vice President, and Corporate Secretary of CapitalBank since January 1, 2001.  He served as our Controller, and Controller of our subsidiaries, from 1997 until 2000.  The Federal Deposit Insurance Corporation employed Mr. Brewer for five years prior to 1997.

Family Relationships

There are no family relationships among members of our Board of Directors and our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

As required by Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors, its executive officers, and beneficial owners of more than ten percent of the Company's common stock are required to report periodically their ownership of the Company’s common stock and any changes in ownership to the SEC.  Based on review of Forms 3, 4, and 5 and any representations made to the Company, we believe that all insiders of the Company complied during fiscal year 2010 with the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

We expect all of our employees to conduct themselves honestly and ethically, particularly in handling actual and apparent conflicts of interest and providing full, accurate, and timely disclosure to the public.

We have adopted a Senior Financial Officer Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of our Senior Financial Officer Code of Ethics was included as Exhibit 14 to our Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the SEC on March 26, 2004.

Audit Committee

We have a separately designated Audit Committee established by the Board for the purpose of overseeing the accounting and financial reporting processes and the audits of the financial statements of the Company.  Current members of this committee include: Lex D. Walters, PhD (Chairman), Patricia C. Hartung, Wayne Q. Justesen, Jr., Clinton C. Lemon, Jr., Miles Loadholt, George B. Park, and Stephen G. Skiba.

Audit Committee Financial Expert

The Board has determined that Stephen G. Skiba, currently a member of the Audit Committee, is an "audit committee financial expert" as defined in Item 407(d)(5) of the SEC's Regulation S-K under the Securities Exchange Act of 1934.  The Board has determined that Mr. Skiba meets the independence criteria prescribed by NASDAQ and the SEC for service on the Audit Committee.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table shows the compensation we paid for the years ended December 31, 2010 and 2009 to our Chief Executive Officer and our Chief Financial Officer (collectively, our “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Comp. ($) (3)	Total ($) (4)
William G. Stevens,	2010	$295,745	-	$185,662	$22,236	$503,643
President/CEO	2009	$295,190	$61,400	$370,057	$23,489	$750,136

R. Wesley Brewer,	2010	$168,000	-	$15,742	$19,929	$203,671
CFO, EVP and Secretary	2009	$167,692	$49,120	$15,511	$19,896	$252,219

(1)
Stock Awards – From time to time, the Company has awarded shares of restricted stock to its executive officers pursuant to the 2004 Equity Incentive Plan.  The Company awarded 10,000 shares of restricted stock to Mr. Stevens during 2009 and 8,000 shares of restricted stock to Mr. Brewer during 2009.  These awards cliff vest in three years and are fully vested on February 1, 2012.  The amounts reported above are the grant date fair value of the 2009 restricted stock grants, as determined in accordance with FASB ASC Topic 718.  See discussion of assumptions used in the valuation of the stock awards in Note 15, “Stock Compensation Plans” in Part II, Item 8 of the Original Form 10-K.

(2)
Change in Pension Value and Non-Qualified Deferred Compensation Earnings- This column shows the change in the present value of the named executive officer's accumulated benefit under the Supplemental Executive Retirement Plan (the "SERP") at the earliest full benefit retirement age.  During the fiscal year, each named executive experienced an increase in the present value of his accumulated SERP benefit due to factors such as executive's age, current compensation, projected retirement benefit, and anticipated future accruals prior to retirement.  Neither of the named executives received above-market or preferential earnings on compensation that was deferred on a non-tax qualified basis.

(3)	All other Compensation – Represents the amounts paid to or on behalf of the named executive officers for the following executive benefits.

All Other Compensation	Year	Life Insurance Premiums	401k Match	Imputed income BOLI Death Benefit	Executive Mileage	Country Club Dues & Assessments	Long Term Care Premiums
William G. Stevens	2010	$234	$10,749	$2,439	$1,259	$6,012	$1,543
	2009	$360	$11,025	$2,186	$2,348	$6,027	$1,543

R. Wesley Brewer	2010	$360	$7,560	$1,794	$6,018	$3,528	$669
	2009	$360	$7,546	$1,692	$6,086	$3,543	$669

(4)	Total – Represents the sum of all compensation paid to the named executive officer for 2010 and 2009.

Outstanding Equity Awards at Fiscal Year-End

Name	Fiscal Year End	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
				(1)	(2)
William G. Stevens	2010	-	-	10,000	$27,000

R. Wesley Brewer	2010	-	-	8,000	$21,600

(1)
Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested - Represents the number of unvested shares of restricted stock as of December 31, 2010. These shares were awarded under the 2004 Equity Incentive Plan on February 1, 2009 and will become 100% vested on the third anniversary of the date of the grant, subject to the named executive's continued employment to that date.  In addition, 100% if the shares will become vested upon the named executive's termination of employment on account of death or disability, or upon the occurrence of a change of control of the Company (as that term is defined in the 2004 Equity Incentive Plan).

(2)
Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested - Represents the market value of unvested shares of restricted stock as of December 31, 2010. Amounts in this column are based on the closing price of the common stock of $2.70 as of December 31, 2010.

Compensation Arrangements

Employment Agreements

William G. Stevens

On March 3, 2008, the Company entered into an employment agreement with Mr. Stevens, the President and Chief Executive Officer of our Company and CapitalBank.  Unless terminated earlier, the employment agreement provides an initial three-year term of employment.  Thereafter, the term will automatically renew for successive one-year terms, unless either party delivers written notice of intent not to renew to the other party not less than 270 calendar days prior to the expiration of the initial term or the then current renewal term.  Mr. Stevens’ initial base salary is $295,745, which amount is subject to annual review by the Board of Directors and may be increased.  Mr. Stevens is eligible to receive each fiscal year a performance-based annual incentive payment which will be awarded and paid to Mr. Stevens each fiscal year as determined by the Board of Directors and will be based on specific performance criteria to be identified.  Furthermore, Mr. Stevens is eligible for the Company’s equity incentive program and for the grant of stock options, restricted stock, and other similar awards.  During the term of the Mr. Stevens’ employment, the Company will provide split dollar life insurance coverage on the life of Mr. Stevens in an amount of $1.2 million.  Mr. Stevens is entitled to participate in any employee benefit plans generally available to employees of the Company or senior officers of the Company, and is entitled to normal perquisites provided to senior officers of the Company, provided that Mr. Stevens is otherwise qualified to participate in such plans or programs.  The employment agreement also contains provisions relating to non-solicitation of customers and personnel and non-competition during the term of employment and the two years thereafter, as well as provisions relating to the protection of confidential information.

Mr. Stevens’ employment may be terminated for death, disability, or with or without cause. If the Company terminates Mr. Stevens’ employment without cause, if Mr. Stevens terminates employment for "good reason" or if Mr. Stevens terminates employment because the Company breaches the agreement and does not cure the breach within 30 days, the Company will pay to Mr. Stevens severance compensation, less applicable taxes and other deductions.  The severance compensation is an amount, equal to two times the aggregate cash salary and bonuses being paid at the time of his termination.  Such severance amount is  payable without interest in equal monthly installments with the final installment due on the second anniversary of the date of the termination of Mr. Stevens' employment.  In addition, Mr. Stevens will be fully vested in his outstanding equity awards, will receive deemed service credit under the Company's benefit plans equal to the remaining term of the employment agreement, and will be deemed to have retired from the Company for purposes of computing benefits payable under the Company's benefit plans (or otherwise payable by the Company if such benefits cannot be paid under the Company's benefit plans).  The Company’s obligation to make the severance payments is expressly conditioned upon the execution and delivery by Mr. Stevens of a separation agreement and general release.  The term "good reason" means a material diminution in his authority, duties or responsibilities, any reduction in his base salary, a requirement that he report to another employee instead of directly to the Company's board of directors, a material diminution of the budget over which he has authority, failure to have a successor assume or perform the agreement or a requirement that he be assigned to a location other than the current or future headquarters of the Company.  In the event of a violation or breach by Mr. Stevens of certain non-competition and confidential information covenants set forth in the employment agreement, the Company will be entitled to terminate the Company’s obligations to make the severance payments and to recover from Mr. Stevens the severance payments previously paid to Mr. Stevens.

If there is a change in control of the Company, and Mr. Stevens’ employment is terminated other than for cause or if he terminates employment for "good reason" during the period beginning 120 days before and ending 10 days following the change in control of the Company, he is entitled to receive a change in control payment.  The change in control payment is a lump sum equal to 2.99 times his then current annual aggregate cash compensation (base salary and annual incentive compensation).  The Company’s obligation to make such change in control payment is expressly conditioned upon the execution and delivery by Mr. Stevens of a separation agreement and general release.

In the event Mr. Stevens is a full-time employee of the Company, or of the acquirer of the Company, 30 days after the consummation by the Company of a change in control, Mr. Stevens will receive a lump sum retention bonus payment equal to 2.99 times the then current annual aggregate cash compensation.  The Company’s obligation to pay such retention bonus is expressly conditioned upon the execution and delivery by Mr. Stevens of a release.  In the event of a violation by Mr. Stevens of certain non-competition and confidential information covenants set forth in the employment agreement, the Company is under no obligation to pay the retention bonus and the Company may recover from Mr. Stevens the previously paid retention bonus.  Mr. Stevens’ employment agreement provides that in no event shall Mr. Stevens be entitled to receive both a change in control payment and a retention bonus.

In the event that the Company’s independent public accountants determine that the payments provided for in the employment agreement constitute “excess parachute payments” under Section 280G of the Internal Revenue Code, and the amount that such payments exceed the permissible Section 280G limit is less than 20% of the aggregate amount of such payments, such payments will be reduced to the point that such payments shall not be “excess parachute payments” under the Internal Revenue Code. However, in the event that the Company’s independent public accountants determine that the aggregate amount of the payments otherwise payable to Mr. Stevens constitute “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code, and the amount of the payments which exceeds the permissible Section 280G limit is at least 20% of the aggregate amount of such payments, Mr. Stevens will be entitled to a tax gross-up which the Company shall pay or cause to be paid to Mr. Stevens.

Notwithstanding the foregoing, the Company is required to seek approval from the Federal Reserve before it is permitted to make any payments to Mr. Stevens in connection with termination of his employment.

R. Wesley Brewer

On March 3, 2008, the Company also entered into an employment agreement with Mr. Brewer, the Chief Financial Officer and Executive Vice-President of our Company.  Unless terminated earlier, the employment agreement provides an initial three-year term of employment.  Thereafter, the term will automatically renew for successive one-year terms, unless either party delivers written notice of intent not to renew to the other party not less than 270 calendar days prior to the expiration of the initial term or the then current renewal term.  Mr. Brewer’s initial base salary is $168,000, which amount is subject to annual review by the Board of Directors and may be increased.  Mr. Brewer is eligible to receive each fiscal year a performance-based annual incentive payment which will be awarded and paid to Mr. Brewer each fiscal year as determined by the Board of Directors and will be based on specific performance criteria to be identified.  Furthermore, Mr. Brewer will be eligible for the Company’s equity incentive program and for the grant of stock options, restricted stock, and other similar awards.  During the term of Mr. Brewer’s employment, the Company will provide split dollar life insurance coverage on the life of Mr. Brewer in an amount of $1.44 million.  Mr. Brewer will be entitled to participate in any employee benefit plans generally available to employees of the Company or senior officers of the Company, and is entitled to all normal perquisites provided to senior officers of the Company, provided that Mr. Brewer is otherwise qualified to participate in such plans or programs.  The employment agreement also contains provisions relating to non-solicitation of customers and personnel and non-competition during the term of employment and the two years thereafter, as well as provisions relating to the protection of confidential information.

Mr. Brewer’s employment may be terminated for death, disability, or with or without cause.  If the Company terminates Mr. Brewer’s employment without cause, if Mr. Brewer terminates employment for "good reason" or if Mr. Brewer terminates employment because the Company breaches the agreement and does not cure the breach within 30 days, the Company will pay to Mr. Brewer severance compensation, less applicable taxes and other deductions.   The severance compensation is an amount equal to two times the aggregate cash salary and bonuses being paid at the time of his termination.  Such severance amount will be payable without interest in equal monthly installments with the final installment due on the second anniversary of the date of the termination of Mr. Brewer’s employment.  In addition, Mr. Brewer will be fully vested in his outstanding equity awards, will receive deemed service credit under the Company's benefit plans equal to the remaining term of the employment agreement, and will be deemed to have retired from the Company for purposes of computing benefits payable under the Company's benefit plans (or otherwise payable by the Company if such benefits cannot be paid under the Company's benefit plans).   The Company’s obligation to make the severance payments is expressly conditioned upon the execution and delivery by Mr. Brewer of a separation agreement and general release.  The term "good reason" means a material diminution in his authority, duties or responsibilities, any reduction in his base salary, a requirement that he report to another employee instead of the Company's president, a material diminution of the budge over which he has authority, failure to have a successor assume or perform the agreement or a requirement that he be assigned to a location other than the current or future headquarters of the Company.  In the event of a violation or breach by Mr. Brewer of certain non-competition and confidential information covenants set forth in the employment agreement, the Company will be entitled to terminate the Company’s obligations to make the severance payments and to recover from Mr. Brewer the severance payments previously paid to Mr. Brewer.

If there is a change in control of the Company, and Mr. Brewer’s employment is terminated other than for cause or if he terminates employment for "good reason"  during the period beginning 120 days before and ending 10 days following the change in control of the Company, he is entitled to receive a change in control payment.  The change in control payment is a single lump sum equal to 2.99 times his then current annual aggregate cash compensation, and (2) any outstanding incentive awards, including restricted stock and options, granted under equity incentive arrangements will fully vest and become exercisable, as applicable.  The Company’s obligation to make such change in control payment is expressly conditioned upon the execution and delivery by Mr. Brewer of a separation agreement and general release.

In the event Mr. Brewer is a full-time employee of the Company, or of the acquirer of the Company, 30 days after the consummation by the Company of a change in control, Mr. Brewer will receive a lump sum retention bonus payment equal to 2.99 times the then current annual aggregate cash compensation.  The Company’s obligation to pay such retention bonus is expressly conditioned upon the execution and delivery by Mr. Brewer of a release.  In the event of a violation by Mr. Brewer of certain non-competition and confidential information covenants set forth in the employment agreement, the Company is under no obligation to pay the retention bonus and the Company may recover from Mr. Brewer the previously paid retention bonus.  The employment agreement provides that in no event shall Mr. Brewer be entitled to receive both a change in control payment and a retention bonus.

In the event that the Company’s independent public accountants determine that the payments provided for in the employment agreement constitute “excess parachute payments” under Section 280G of the Internal Revenue Code, and the amount that such payments exceed the permissible Section 280G limit is less than 20% of the aggregate amount of such payments, such payments shall be reduced to the point that such payments shall not be “excess parachute payments” under the Internal Revenue Code. However, in the event that the Company’s independent public accountants determine that the aggregate amount of the payments otherwise payable to Mr. Brewer constitute “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code, and the amount of the payments which exceeds the permissible Section 280G limit is at least 20% of the aggregate amount of such payments, Mr. Brewer will be entitled to a tax gross-up which the Company shall pay or cause to be paid to Mr. Brewer.

Notwithstanding the foregoing, the Company is required to seek approval from the Federal Reserve before it is permitted to make any payments to Mr. Brewer in connection with termination of his employment.

SERP/Salary Continuation Agreements

We also have a non-qualified, unfunded supplemental executive retirement plan arrangement (“SERP”) in place for Messrs. Stevens and Brewer, in the form of a salary continuation agreement with each named executive officer.  The SERP is an important part of their overall compensation package.  In addition, each SERP includes important retention provisions that protect the Company upon the officer’s termination of employment.  We believe the SERP helps support the objective of maintaining a stable, committed, and qualified team of key executives that are focused on the long-term performance of the Company.

The SERPs with Messrs. Stevens and Brewer that have been in place since October 17, 2002.  For Mr. Stevens, the SERP allocates a supplemental retirement benefit of 49.45% of average annual cash compensation over the most recently completed three calendar years of employment that will be paid in equal monthly installments for 18 years starting at age 65.  For Mr. Brewer, the SERP allocates a benefit of 40% of average annual cash compensation over the most recently completed three calendar years of employment that will be paid in equal monthly installments for 21 years starting at age 62.  In the event of a change in control of CapitalBank, Mr. Stevens and Mr. Brewer are entitled to an enhancement in the benefit that would normally be paid under their salary continuation agreements if they terminate employment following the acquisition.  Mr. Stevens is already fully vested under his salary continuation agreement.  The enhancement is $222,316 for Mr. Brewer.  The change in control benefit enhancement is payable at the normal retirement age of 62 for Mr. Brewer.

In the event of death or disability, we are obligated to pay Messrs. Stevens and Brewer, or beneficiaries, in lieu of any other benefit under the salary continuation agreements, a lump sum benefit within 90 days of the death or termination of employment, respectively.  The lump sum benefit is based on 100% vesting of the balance in the executive’s accrual account at the end of the plan year (currently August 31st) immediately prior to the date of termination due to death or disability.

In the event of termination of employment for reasons other than death, disability, retirement, change in control, or termination for cause, Mr. Stevens and Mr. Brewer are entitled to an annual payment under the terms of the SERP.  The benefit amount is tied to their annual compensation, and it is equal to the vested portion of the executive’s SERP accrual account at the end of the plan year immediately prior to the date of termination.  The benefit is payable in 12 equal monthly installments for 18 years following Mr. Stevens attaining the age of 65 and 21 years following Mr. Brewer attaining the age of 62.  These termination payments vest 10% for each year of service with the Company (or its predecessor).  As of the date hereof, both Mr. Stevens and Mr. Brewer are 100% vested.

Split Dollar Agreements

CapitalBank has entered into a split dollar agreement with Mr. Stevens as of December 31, 2003.  Under the split dollar agreement, as long as Mr. Stevens continues to be employed by us until the earliest of August 31st following his sixty-fifth birthday, the date of termination of employment on account of disability, or the date of a change of control of CapitalBank, he has the right to designate a beneficiary of any remaining death proceeds of an insurance policy owned by CapitalBank on his life.  The remaining proceeds are those proceeds remaining following the payout to CapitalBank of death proceeds equal to the greater of: (a) the cash surrender value of the policy; (b) the aggregate premiums paid on the policy by CapitalBank less any outstanding indebtedness to the insurer; or (c) the total death proceeds less the split dollar amount, which is 60% of the difference between the total policy death proceeds and the policy cash surrender value at the date of Mr. Stevens’ death.

CapitalBank has also entered into a split dollar agreement with Mr. Brewer as of October 17, 2002.  Under the split dollar agreement, as long as Mr. Brewer continues to be employed by us until the earliest of August 31st following his sixty-second birthday, the date of termination of employment on account of disability, or the date of a change of control of CapitalBank, he has the right to designate a beneficiary of any remaining death proceeds of an insurance policy owned by CapitalBank on his life.  The remaining proceeds are those proceeds remaining following the payout to CapitalBank of death proceeds equal to the greater of: (a) the cash surrender value of the policy; (b) the aggregate premiums paid on the policy by CapitalBank less any outstanding indebtedness to the insurer; or (c) the total death proceeds less the split dollar amount, which is 50% of the difference between the total policy death proceeds and the policy cash surrender value at the date of Mr. Brewer’s death.

While each split dollar agreement is in effect, CapitalBank may not sell, surrender, or transfer ownership of the policy to which it relates without first giving the named executive officer or his transferee the option to purchase the policy at its cash surrender value for a period of 60 days from CapitalBank’s written notice of intent to sell, surrender, or transfer.

Director Compensation

Each of our directors is also a director of CapitalBank.  Effective July 1, 2009, we eliminated all fees paid to our directors in an effort to reduce expenses.  There were no fees paid to any director of the Company or CapitalBank during the fiscal year ended December 31, 2010.

We, or CapitalBank, as applicable, reimburse directors for out-of-pocket expenses reasonably incurred by them in the discharge of their duties as directors of our Company or of CapitalBank and continue to do so even after we eliminated the payment of director fees.

Our directors are also eligible for issuances of stock options, stock appreciation rights, restricted stock, and performance shares under our 2004 Equity Incentive Plan; however, as of April 1, 2011, no outstanding or unexercised stock options, stock appreciation rights, restricted stock or performance have been issued to our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 18, 2011.  Information is presented for each shareholder who was the beneficial owner of more than five percent of our outstanding common stock.

Name and Address	Number of Shares Beneficially Owned (1)	Percentage (1)
Community Capital Corporation Employee Stock Ownership Plan with 401k Provisions, 1402-C Highway 72 West, Greenwood, SC 29649	860,649	8.56%
Swiftwater Capital Management, LP Greenville, SC 29607	750,000	7.46%
Horwitz & Associates Riverwoods, IL 60015	693,104	6.89%

(1)
We determine beneficial ownership in accordance with the rules and regulations of the SEC, which generally includes voting or investment power with respect to securities.  We deem outstanding shares of our common stock issuable upon the exercise of options currently exercisable, or exercisable within 60 days as of March 18, 2011, for computing the percentage ownership of the person holding the options, but do not deem outstanding the shares for computing the percentage ownership of any other person.  We base percentage ownership on 10,055,086 shares outstanding on March 18, 2011.

The following table shows, as of March 18, 2011, the amount of our common stock beneficially owned (unless otherwise indicated) by:  (i) each of our directors and each of our executive officers, individually, and (ii) all of our directors and executive officers, as a group.  The mailing address for each beneficial owner is care of Community Capital Corporation, 1402-C Highway 72, West Greenwood, South Carolina 29649.  Except as otherwise specified in the notes to the following table, each of the shareholders named in the table has indicated to us that the shareholder has sole voting and investment power with respect to all shares of our common stock reflected as being beneficially owned by that shareholder.

Name	Number of Shares Beneficially Owned (1)	Percentage (1)
Lex D. Walters, Ph.D.	268,481 (2)	2.67%
William G. Stevens	251,298 (3)	2.50%
George B. Park	226,654 (4)	2.25%
H. Edward Munnerlyn	156,415 (5)	1.56%
R. Wesley Brewer.	114,036 (6)	1.13%
Miles Loadholt	93,062 (7)	*
Patricia C. Hartung	91,982 (8)	*
Harold Clinkscales, Jr.	72,680	*
Clinton C. Lemon, Jr.	61,777 (9)	*
Wayne Q. Justesen, Jr.	50,457	*
Stephen G. Skiba	49,727	*
B. Marshall Keys	47,112 (10)	*
George D. Rodgers	32,611 (11)	*
All directors and executive officers as a group (13 persons)	1,516,292	15.08%

*      Amount represents less than 1.0%.
(1)
We determine beneficial ownership in accordance with the rules and regulations of the SEC, which generally includes voting or investment power with respect to securities.  We deem outstanding shares of our common stock issuable upon the exercise of options currently exercisable, or exercisable within 60 days as of March 18, 2011, for computing the percentage ownership of the person holding the options, but do not deem outstanding the shares for computing the percentage ownership of any other person.  We base percentage ownership on 10,055,086 shares outstanding on March 18, 2011.

(2)	Includes 6,121 shares held by Dr. Walters’ wife. Includes 261,818 shares pledged as security.
(3)	Includes 59,300 shares held by Mr. Stevens’ wife. Includes 60,181 shares held in the Community Capital Corporation Employee Stock Ownership Plan. Includes 164,167 shares pledged as security.
(4)	Includes 224,116 shares pledged as security.
(5)	Includes 1,558 shares held by Mr. Munnerlyn’s wife. Includes 150,000 shares pledged as security.
(6)	Includes 57,335 shares held in the Community Capital Corporation Employee Stock Ownership Plan.
(7)	Includes 73,341 shares pledged as security.
(8)	Includes 72,900 shares pledged as security.
(9)	Includes 2,993 shares held in the C. Calhoun Lemon, Sr. 1972 Trust.
(10)	Includes 260 shares held by Mr. Keys’ wife, and 1,569 shares held in the name of Mr. Keys’ business.
(11)	Includes 1,033 shares in an IRA for Mr. Rodgers’ wife, and 657 shares held in the W. Gordon Rodgers Trust.

The Company entered into a merger agreement with Park Sterling Corporation (“Park Sterling”) on March 30, 2011.  Under the merger agreement, each outstanding share of the Company's common stock will be converted into the right to receive either (i) $3.30 in cash or (ii) 0.6667 of a share of Park Sterling’s common stock, subject to the limitation that no more than 40% of the shares of the Company's common stock will be exchanged for cash and no more than 60% of the shares of the Company's common stock will be exchanged for Park Sterling’s common stock.

The completion of the merger, which is currently anticipated to occur in the third quarter of 2011, is subject to customary closing conditions, including regulatory approval and approval by the holders of two-thirds of the outstanding shares of the Company’s common stock. In connection with the merger agreement, each of the Company’s directors executed a support agreement with Park Sterling pursuant to which, among other things, such individual (a) will vote his or her shares of the Company’s common stock in favor of the merger and against an alternative business combination and (b) will not sell or transfer any shares of the Company’s common stock. If the merger agreement is approved by the Company’s shareholders, the merger will result in a change of control of the Company.

In connection with the merger, Park Sterling will file with the SEC a Registration Statement on Form S-4 that will include a Proxy Statement of the Company that also will constitute a Prospectus of Park Sterling, as well as other relevant documents concerning the proposed transaction. Shareholders are strongly urged to read the Registration Statement and the Proxy Statement/Prospectus regarding the proposed merger when they become available and other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information regarding the proposed merger.  For additional information on the merger agreement and the merger, see the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2011.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2010, certain information relating to our compensation plans (including individual compensation arrangements) under which grants of options, restricted stock, or other rights to acquire our common stock may be granted from time to time.

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

(1) Disclosures are provided with respect to any compensation plan and individual compensation arrangement of us or of our subsidiaries or affiliates under which our common stock is authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers, or lenders) in exchange for consideration in the form of goods or services as described in Statement of Financial Accounting Standards No.  123, Accounting for Stock-Based Compensation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company and CapitalBank have banking and other transactions in the ordinary course of business with directors and officers of the Company and CapitalBank and their affiliates.  It is the Company’s policy that these transactions be on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties.  The Company does not expect these transactions to involve more than the normal risk of collectability nor present other unfavorable features to the Company or CapitalBank.  Loans to individual directors and officers must also comply with CapitalBank’s lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application.  The Company intends for all of its transactions with its affiliates to be on terms no less favorable to the Company than could be obtained from an unaffiliated third party and to be approved by a majority of disinterested directors.  The aggregate dollar amount of loans outstanding to persons affiliated with CapitalBank was approximately $14.0 million at December 31, 2010.

The Board has determined that all directors, except William G. Stevens, are independent under the Listing Rules of NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional services rendered by Elliott Davis, LLC for the audit of our annual financial statements for 2010 and 2009, together with fees for audit-related services and tax services rendered by Elliott Davis, LLC for 2010 and 2009.

	2010	2009
Audit Fees1	$112,000	$110,500
Tax Fees2	$7,500	$7,950
All Other Fees3	$34,465	$108,640
Total	$153,965	$227,090

1
Audit fees consisted of the audit of the Company’s annual consolidated financial statements and for reviews of the condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q.

2	Tax fees consist primarily of the preparation of the Company’s annual Federal and State income tax returns.
3
Other fees for 2010 include the audit of the Company’s 401(k) plan, procedures related to filings with the U. S. Department of Housing and Urban Development, reviews of various SEC filings, year end tax planning, and miscellaneous accounting and tax issues research.  Other fees in 2009 include the audit of the Company’s 401(K) plan, cost segregation study for various branches, reviews of various SEC filings, including stock offering documents, services related to a proposed asset transaction, internal controls/SOX 404 procedures, services related to regulatory exam issues, year end tax planning to maximize income tax refunds, and miscellaneous accounting and tax issues research.

Pursuant to the Company's Audit Committee Charter, all audit, audit-related and tax services were pre-approved by the Audit Committee, which concluded that provision of such services by Elliott Davis, LLC was compatible with the maintenance of Elliott Davis, LLC’s independence in the conduct of its auditing functions.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(3)                 Exhibits:

The following documents are filed as part of this Amendment:

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by William G. Stevens
31.2	Rule 13a-14(a)/15d-14(a) Certification by R. Wesley Brewer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Community Capital Corporation, has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY CAPITAL CORPORATION

Dated: April 26, 2011	By:	/s/ William G. Stevens
William G. Stevens President and Chief Executive Officer