Form 10-Q
period 2011-03-31
COMMUNITY CAPITAL CORP /SC/
filed 2011-05-13
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

Commission File Number 0-18460

COMMUNITY CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

South Carolina	57-0866395
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation)	No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date
10,060,777 shares of common stock, $1.00 par value per share, as of April 29, 2011

COMMUNITY CAPITAL CORPORATION

Index

PART I. - FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – March 31, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations -
	Three months ended March 31, 2011 and 2010	4

	Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
	Three months ended March 31, 2011 and 2010	5

	Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2011 and 2010	6

	Notes to Condensed Consolidated Financial Statements	7-23

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-42

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	43

Item 4.	Controls and Procedures	43-44

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	(Removed and Reserved)	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Balance Sheets

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements
	March 31,	December 31,
(Dollars in thousands, shares are not in dollars)	2011	2010
Assets:	(Unaudited)
Cash and cash equivalents:
Cash and due from banks	$11,079	$9,315
Interest-bearing deposit accounts	43,580	27,860

Total cash and cash equivalents	54,659	37,175

Investment securities:
Securities available-for-sale	67,197	74,025
Nonmarketable equity securities	9,416	9,626
Total investment securities	76,613	83,651
Loans held for sale	1,781	5,516
Loans receivable	464,978	479,393
Less allowance for loan losses	(15,112)	(17,165)
Loans, net	449,866	462,228
Other real estate owned	13,691	13,496
Premises and equipment, net	15,153	15,342
Accrued interest receivable	2,201	2,289
Prepaid expenses	2,857	3,349
Intangible assets	1,162	1,259
Cash surrender value of life insurance	17,569	17,397
Deferred tax asset	8,469	8,992
Income tax receivable	3,104	3,158
Other assets	2,010	2,082
Total assets	$649,135	$655,934

Liabilities:
Deposits:
Noninterest-bearing	$108,844	$103,080
Interest-bearing	378,171	392,102

Total deposits	487,015	495,182
Advances from the Federal Home Loan Bank	95,400	95,400
Accrued interest payable	615	708
Junior subordinated debentures	10,310	10,310
Other liabilities	6,920	6,930
Total liabilities	600,260	608,530

Shareholders’ equity:
Common stock, $1.00 par value; 20,000,000 shares authorized;
10,721,350 shares issued at March 31, 2011 and December 31, 2010	10,721	10,721
Capital surplus	64,160	64,679
Accumulated other comprehensive income (loss)	(165)	(460)
Retained earnings (deficit)	(16,167)	(17,189)
Nonvested restricted stock	(84)	(116)
Treasury stock, at cost (660,573 and 704,702 shares in 2011 and 2010,
respectively)	(9,590)	(10,231)

Total shareholders’ equity	48,875	47,404
Total liabilities and shareholders’ equity	$649,135	$655,934

See Notes to Condensed Consolidated Financial Statements

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except for per share data amounts)	Three Months Ended March 31,
	2011	2010
Interest income:
Loans, including fees	$6,405	$7,500
Investment securities:
Taxable	366	536
Tax-exempt	113	169
Nonmarketable equity securities	41	31
Other interest income	16	22
Total	6,941	8,258

Interest expense:
Deposits	1,002	1,930
Federal Home Loan Bank advances	817	823
Other interest expense	195	179
Total	2,014	2,932

Net interest income	4,927	5,326
Provision for loan losses	600	1,600
Net interest income after provision for loan losses	4,327	3,726

Other operating income:
Service charges on deposit accounts	375	482
Gain on sales of loans held for sale	427	298
Fees from brokerage services	76	64
Income from fiduciary activities	530	472
Gain on sale of securities available-for-sale	224	683
Other operating income	484	1,348
Total	2,116	3,347

Other operating expenses:
Salaries and employee benefits	2,572	2,439
Net occupancy	335	322
Amortization of intangible assets	97	103
Furniture and equipment	168	203
FDIC banking assessments	479	346
Net cost of operation of other real estate owned	159	295
Other operating expenses	1,187	1,079
Total	4,997	4,787

Income before income taxes	1,446	2,286
Income tax provision	424	686

Net income	$1,022	$1,600

Basic net income per share	$0.10	$0.16
Diluted net income per share	$0.10	$0.16

See Notes to Condensed Consolidated Financial Statements

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the three months ended March 31, 2011 and 2010
(Unaudited)
(Dollars in thousands except for per share	Common Stock		Nonvested Restricted Stock	Capital Surplus	Retained Earnings (loss)	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
amounts)
	Shares	Amount
Balance, December 31, 2009	10,721,450	$10,721	$(364)	$66,473	$(11,705)	$909	$(12,277)	$53,757

Net income					1,600			1,600

Other comprehensive loss, net of tax benefit						(465)		(465)

Comprehensive Income								1,135
Sales of treasury shares (45,498 shares)				(531)			661	130
Capitalized expenses associated with rights offering				(36)				(36)
Amortization of deferred compensation on restricted stock			71					71

Balance, March 31, 2010	10,721,450	$10,721	$(293)	$65,906	$(10,105)	$444	$(11,616)	$55,057

Balance, December 31, 2010	10,721,350	$10,721	$(116)	$64,679	$(17,189)	$(460)	$(10,231)	$47,404

Net income					1,022			1,022

Other comprehensive income, net of tax effects						295		295

Comprehensive Income								1,317
Sales of treasury shares (44,129 shares)				(519)			641	122
Amortization of deferred compensation on restricted stock			32					32

Balance, March 31, 2011	10,721,350	$10,721	$(84)	$64,160	$(16,167)	$(165)	$(9,590)	$48,875

See Notes to Condensed Consolidated Financial Statements

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net Income	$1,022	$1,600
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	196	243
Provision for loan losses	600	1,600
Deferred income tax benefit	523	667
Amortization of intangible assets	97	103
Amortization less accretion on investments	308	(53)
Amortization of deferred loan costs and fees, net	206	218
Amortization of deferred compensation on restricted stock	32	71
Write downs of other real estate owned	-	40
Net gain on sales of securities available-for-sale	(224)	(683)
Net loss on sale of other real estate owned	82	86
Disbursements for loans held for sale	(9,378)	(6,853)
Proceeds from sales of loans held for sale	13,113	6,560
Decrease in income tax receivable	54	7,994
Decrease in interest receivable	88	363
Decrease in interest payable	(93)	(412)
(Increase) decrease in other assets	240	(1,195)
Increase (decrease) in other liabilities	(10)	494
Net cash provided by operating activities	6,856	10,843

Cash flows from investing activities:
Net decrease in loans to customers	10,847	12,809
Purchases of securities available-for-sale	(1,709)	(37,228)
Proceeds from maturities and sales of securities available-for-sale	8,900	38,321
Purchases of nonmarketable equity securities	-	(178)
Proceeds from sales of nonmarketable equity securities	210	-
Proceeds from sales of other real estate owned	432	1,605
Purchases of premises and equipment	(7)	(24)
Net cash provided by investing activities	18,673	15,305

Cash flows from financing activities:
Net decrease in deposit accounts	(8,167)	(4,987)
Advances of Federal Home Loan Bank borrowings	-	20,000
Repayments of Federal Home Loan Bank borrowings	-	(20,000)
Sales of treasury stock	122	130
Capitalized expenses associated with rights offering	-	(36)
Net cash used by financing activities	(8,045)	(4,893)

Net increase in cash and cash equivalents	17,484	21,255

Cash and cash equivalents, beginning of period	37,175	49,131

Cash and cash equivalents, end of period	$54,659	$70,386

See Notes to Condensed Consolidated Financial Statements

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of March 31, 2011 and for the interim periods ended March 31, 2011 and 2010 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2010 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in our 2010 Annual Report.  In preparing the financial statements, the Company has evaluated events and transactions occurring subsequent to the financial statement date through the date the financial statements were available to be issued for potential recognition of disclosure.

Note 2 – Pending Merger

On March 30, 2011, the Company and Park Sterling Corporation ("Park Sterling") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will be merged with and into Park Sterling.  Under the terms of the Merger Agreement, each outstanding share of the Company's common stock will be converted into the right to receive either (i) $3.30 in cash or (ii) 0.6667 of a share of Park Sterling's common stock.  The election of consideration by the holders of the Company's common stock is subject to the limitation that no more than 40% of the shares of the Company's common stock be exchanged for cash.

The merger is expected to close in the third quarter of 2011, and is subject to approval by federal and state regulatory authorities and the Company's shareholders and the satisfaction of the closing conditions set forth in the Merger Agreement.

Note 3 - Supplemental Cash Flow Information

(Dollars in thousands)	Three Months Ended March 31,
	2011	2010
Cash paid during the period for:
Income taxes	$-	$-
Interest	2,107	3,248

Noncash investing and financing activities:
Foreclosures on loans	$709	$3,399

Note 4 - Shareholders' Equity

During the first quarter of 2011, the Company sold 44,129 shares of treasury stock for total proceeds of $122,000.  From April 2009 through March 2011, the Company’s 401(k) plan and Dividend Reinvestment and Stock Purchase Plan purchased shares from treasury versus the open market to generate additional capital for the Company.  The purchase prices for these transactions are valued based on the end of day closing market price of the security.

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 - Earnings Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share are as follows:

(Dollars in thousands, except per share)	Three Months Ended March 31, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,022	10,017,607	$0.10
Effect of dilutive securities
Unvested restricted stock	-	18,539
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,022	10,036,146	$0.10

(Dollars in thousands, except per share)	Three Months Ended March 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,600	9,852,025	$0.16
Effect of dilutive securities
Unvested restricted stock	-	42,863
Diluted earnings per share
Income available to common shareholders plus assumed conversions	$1,600	9,894,888	$0.16

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Comprehensive Income (Loss)

The following tables set forth the amounts of other comprehensive income (loss) included in equity along with the related tax effects:

	Three Months Ended March 31, 2011
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains (losses) on securities:
Unrealized holding losses arising during the period	$223	$(76)	$147
Less: reclassification adjustment for gains realized in net income	224	(76)	148
Net unrealized losses on securities	447	(152)	295

Other comprehensive loss	$447	$(152)	$295

	Three Months Ended March 31, 2010
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains on securities:
Unrealized holding gains arising during the period	$(1,388)	$472	$(916)
Less: reclassification adjustment for gains realized in net income	683	(232)	451
Net unrealized gains on securities	(705)	240	(465)

Other comprehensive income	$(705)	$240	$(465)

Note 7 – Stock Based Compensation

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

There have been no shares of restricted stock issued during the first quarter of 2011 or during the year ending December 31, 2010.  Compensation cost associated with prior issuances of restricted stock was $32,000 and $71,000 for the three months ended March 31, 2011 and 2010, respectively.  At March 31, 2011, we had 97,198 stock awards available for grant under the 2004 Equity Incentive Plan.

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Investment Securities

Securities available-for-sale at March 31, 2011 and December 31, 2010 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2011
Obligations of state and local governments	$8,800	$52	$76	$8,776
Mortgage-backed securities	58,647	64	290	58,421
Total	$67,447	$116	$366	$67,197

December 31, 2010
Obligations of state and local governments	$10,853	$133	$190	$10,796
Mortgage-backed securities	63,869	157	797	63,229
Total	$74,722	$290	$987	$74,025

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011.

Securities Available-for-Sale

	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses
Obligations of state and local	$3,600	$76	$-	$-	$3,600	$76
governments
Mortgage-backed securities	37,520	290	-	-	37,520	290

Total	$41,120	$366	$-	$-	$41,120	$366

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

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Investment Securities - continued

The following table summarizes the maturities of securities available-for-sale as of March 31, 2011, based on the contractual maturities.  Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.  Mortgage-backed securities are presented as a separate line item since paydowns are expected before the contractual maturity dates.

	Securities
	Available-For-Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value

Due in one year or less	$315	$316
Due after one year but within five years	1,481	1,511
Due after five years but within ten years	1,963	1,975
Due after ten years	5,041	4,974
	8,800	8,776
Mortgage-backed securities	58,647	58,421
Total	$67,447	$67,197

Proceeds from maturities and sales of securities available-for-sale during the three months ended March 31, 2011 were $8,900,000 which resulted in gross realized gains of $224,000 during the three months ended March 31, 2011.  Proceeds from maturities and sales of securities available-for-sale during the three months ended March 31, 2010 were $38,321,000 which resulted in gross realized gains of $683,000 during the three months ended March 31, 2010.

At March 31, 2011 and December 31, 2010, securities having amortized costs of approximately $44,594,000 and $32,681,000, respectively, were pledged as collateral for short-term borrowings, to secure public and trust deposits, and for other purposes as required and permitted by law.

The Company has nonmarketable equity securities consisting of investments in several financial institutions.  These investments totaled $9,416,000 at March 31, 2011 and $9,626,000 at December 31, 2010. During the first three months of 2011, sales of nonmarketable equity securities totaled $210,000, however there were no losses recorded related to OTTI.

NOTE 9- LOANS RECEIVABLE

Loans receivable are summarized as follows:
(Dollars in thousands)	March 31, 2011	December 31, 2010
Commercial	$50,510	$51,112
Commercial real estate – construction	70,622	79,762
Commercial real estate – other	164,125	162,367
Residential	133,010	137,618
Home equity	40,764	42,167
Consumer	5,947	6,367
Total gross loans	$464,978	$479,393

At March 31, 2011 and December 31, 2010, the Company had sold participations in loans aggregating $3,658,000 and $3,665,000, respectively, to other financial institutions on a nonrecourse basis.  Collections on loan participations and remittances to participating institutions conform to customary banking practices.

At March 31, 2011 and December 31, 2010, the Company had pledged approximately $96,474,000 and $101,870,000, respectively, of loans on residential and commercial real estate as collateral for advances from the Federal Home Loan Bank.

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 9 - LOANS RECEIVABLE - continued

An analysis of the allowance for loan losses for the periods ended March 31, 2011, December 31, 2010, and March 31, 2010 is as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Balance, beginning of year	$17,165	$14,160	$14,160
Provision charged to operations	600	18,350	1,600
Recoveries on loans previously charged-off	51	422	176
Loans charged-off	(2,704)	(15,767)	(1,918)
Balance, end of year	$15,112	$17,165	$14,018

An analysis of the allowance for loan losses for the three month period ended March 31, 2011 is as follows:

(Dollars in thousands)		Commercial	Commercial
Allowance for credit		Real Estate	Real Estate
losses:	Commercial	Construction	Other	Consumer	Residential	HELOC	Unallocated	Total
Beginning balance	$438	$7,041	$1,317	$28	$4,102	$530	$3,709	$17,165
Chargeoffs	(20)	(1,830)	(339)	(4)	(447)	(64)	-	(2,704)
Recoveries	11	1	-	5	33	1	-	51
Provisions	(19)	1,850	332	(6)	(798)	35	(794)	600
Ending balance	$410	$7,062	$1,310	$23	$2,890	$502	$2,915	$15,112

Ending balance: Individually evaluated for impairment	$7	$-	$22	$-	$-	$-	$-	$29
Ending balance: Collectively evaluated for impairment	$403	$7,062	$1,288	$23	$2,890	$502	$2,915	$15,083
Ending balance: Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Ending balance	$50,510	$70,622	$164,125	$5,947	$133,010	$40,764	$-	$464,978
Ending balance: Individually evaluated for impairment	$666	$14,007	$8,495	$-	$11,095	$157	$-	$34,420
Ending balance: Collectively evaluated for impairment	$49,844	$56,615	$155,630	$5,947	$121,915	$40,607	$-	$430,558
Ending balance: Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 9 - LOANS RECEIVABLE - continued

An analysis of the allowance for loan losses for the year ended December 31, 2010 is as follows:

(Dollars in thousands)		Commercial	Commercial
Allowance for credit		Real Estate	Real Estate
losses:	Commercial	Construction	Other	Consumer	Residential	HELOC	Unallocated	Total
Beginning balance	$248	$4,375	$98	$59	$1,718	$386	$7,276	$14,160
Chargeoffs	(493)	(8,902)	(1,309)	(36)	(4,481)	(546)	-	(15,767)
Recoveries	1	104	61	25	226	5	-	422
Provisions	682	11,464	2,467	(20)	6,639	685	(3,567)	18,350
Ending balance	$438	$7,041	$1,317	$28	$4,102	$530	$3,709	$17,165

Ending balance: Individually evaluated for impairment	$7	$229	$142	$-	$336	$-	$-	$714
Ending balance: Collectively evaluated for impairment	$431	$6,812	$1,175	$28	$3,766	$530	$3,709	$16,451
Ending balance: Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivable:
Ending balance	$51,112	$79,762	$162,367	$6,367	$137,618	$42,167	$-	$479,393
Ending balance: Individually evaluated for impairment	$690	$17,430	$8,993	$-	$12,218	$54	$-	$39,385
Ending balance: Collectively evaluated for impairment	$50,422	$62,332	$153,374	$6,367	$125,400	$42,113	$-	$440,008
Ending balance: Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-	$-

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

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 9- LOANS RECEIVABLE - continued

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

The following table summarizes the credit risk profile of the company’s commercial loan portfolio for the periods ending March 31, 2011 and December 31, 2010 based on the company’s internally assigned grade:

Commercial Credit Exposure
(Dollars in thousands)

			Commercial Real Estate		Commercial Real Estate
	Commercial		Construction		Other
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Grade:
Pass	$45,944	$46,959	$49,535	$57,003	$146,993	$142,598
Special mention	2,546	2,093	1,319	843	6,404	8,676
Substandard	2,020	2,060	18,119	20,250	10,728	11,093
Doubtful	-	-	1,649	1,666	-	-
Total	$50,510	$51,112	$70,622	$79,762	$164,125	$162,367

Consumer Credit Exposure
(Dollars in thousands)

The following table summarizes the credit risk profile of the company’s residential loan portfolio for the periods ending March 31, 2011 and December 31, 2010 based on the company’s internally assigned grade.  In determining the classification of a subprime loan, the company utilizes the definition supplied by the Federal Home Loan Bank.

	Residential Prime		Residential Subprime
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Grade:
Pass	$103,727	$108,000	$3,459	$2,731
Special mention	6,448	5,834	801	672
Substandard	17,266	19,110	1,309	1,271
Doubtful	-	-	-	-
Total	$127,441	$132,944	$5,569	$4,674

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 9- LOANS RECEIVABLE - continued

The following table summarizes the credit risk profile of the company’s consumer loan portfolio for the periods ending March 31, 2011 and December 31, 2010 based on payment activity:

(Dollars in thousands)

	Consumer
	Overdraft Protection		HELOC		Consumer Other
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010
Performing	$1,172	$1,228	$40,606	$42,113	$4,774	$5,139
Nonperforming	-	-	158	54	1	-
Total	$1,172	$1,228	$40,764	$42,167	$4,775	$5,139

Impaired Loans

The following is a summary of information relating to impaired loans at March 31, 2011:

(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$515	$538	$-	$535	$9
Commercial real estate – construction	14,007	25,668	-	15,710	23
Commercial real estate – other	8,001	8,690	-	8,319	90
Residential – prime	9,814	11,829	-	10,223	20
Residential – subprime	1,281	1,362	-	1,226	2
HELOC	157	168	-	167	-

With an allowance recorded:
Commercial	151	151	7	152	2
Commercial real estate – construction	-	-	-	-	-
Commercial real estate – other	494	494	22	495	7
Residential – prime	-	-	-	-	-

Total:
Commercial	$666	$689	$7	$687	$11
Commercial real estate – construction	14,007	25,668	-	15,710	23
Commercial real estate – other	8,495	9,184	22	8,814	97
Residential – prime	9,814	11,829	-	10,223	20
Residential – subprime	1,281	1,362	-	1,226	2
HELOC	157	168	-	167	-
Totals	$34,420	$48,900	$29	$36,827	$153

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 9- LOANS RECEIVABLE - continued

The following is a summary of information relating to impaired loans at December 31, 2010:

(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$538	$539	$-	$365	$10
Commercial real estate – construction	12,908	22,552	-	19,163	398
Commercial real estate – other	7,393	7,885	-	7,892	356
Residential – prime	9,363	11,377	-	10,935	143
Residential – subprime	1,189	1,229	-	1,163	31
HELOC	54	71	-	71	1

With an allowance recorded:
Commercial	152	152	7	157	11
Commercial real estate – construction	4,522	4,743	229	4,689	2
Commercial real estate – other	1,600	1,601	142	1,615	96
Residential – prime	1,666	1,667	336	1,681	49

Total:
Commercial	$690	$691	$7	$522	$21
Commercial real estate – construction	17,430	27,295	229	23,852	400
Commercial real estate – other	8,993	9,486	142	9,507	452
Residential – prime	9,363	11,377	-	10,935	143
Residential – subprime	2,855	2,896	336	2,844	80
HELOC	54	71	-	71	1
Totals	$39,385	$51,816	$714	$47,731	$1,097

Modifications

The following is a summary of information relating to modifications and troubled debt restructurings at March 31, 2011:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(Dollars in thousands)	Contracts	Investments	Investments
Troubled debt restructuring:
Commercial	1	$151	$151
Commercial real estate – construction	4	4,850	4,850
Commercial real estate – other	4	1,852	1,852
Residential – prime	6	6,525	6,525
Residential – subprime	3	883	883

Troubled debt restructuring that subsequently defaulted	Number of Contracts	Recorded Investment
Commercial real estate – construction	1	$83
Residential – prime	2	$2,462

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 9- LOANS RECEIVABLE - continued

The following is a summary of information relating to modifications and troubled debt restructurings at December 31, 2010:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(Dollars in thousands)	Contracts	Investments	Investments
Troubled debt restructuring:
Commercial	1	$152	$152
Commercial real estate – construction	3	640	640
Commercial real estate – other	2	1,572	1,572
Residential – prime	7	7,097	7,097
Residential – subprime	2	790	790

Troubled debt restructuring that subsequently defaulted	Number of Contracts	Recorded Investment
Commercial real estate – construction	1	$83
Residential – prime	2	$2,758

The following is a summary of information pertaining to TDRs:
(Dollars in thousands)	March 31, 2011	December 31, 2010
Nonperforming TDRs	$13,314	$6,815
Performing TDRs:
Commercial	$151	$152
Commercial real estate - construction	141	143
Residential	655	3,141
Total performing TDRs	$947	$3,436
Total TDRs	$14,261	$10,251

Analysis of Past Due Loans Receivable

The following is a summary of information relating to analysis of past due loans receivable at March 31, 2011:
							Recorded
(Dollars in thousands)			Greater			Total	Investment
	30 – 59 days	60 – 89 days	Than	Total		Loans	> 90 days and
	Past Due	Past Due	90 days	Past Due	Current	Receivable	Accruing
Commercial	$459	$-	$72	$531	$49,979	$50,510	$-
Commercial RE - Construction	48	-	12,676	12,724	57,898	70,622	-
Commercial RE – Other	877	-	2,807	3,684	159,781	164,125	660
Residential – prime	1,005	77	9,053	10,135	116,924	127,441	382
Residential - subprime	458	-	1,157	1,615	3,954	5,569	-
HELOC	-	20	157	177	40,587	40,764	-
Consumer – OD Protection	2	1	-	3	1,169	1,172	-
Consumer – Other	29	-	-	29	4,746	4,775	-
Total	$2,878	$98	$25,922	$28,898	$435,038	$464,978	$1,042

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 9- LOANS RECEIVABLE - continued

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

Loans Receivable on Nonaccrual Status

The following is a summary of information relating to loans receivable on nonaccrual status for the periods ended March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Commercial	$72	$44
Commercial RE - Construction	12,781	14,615
Commercial RE – Other	2,807	2,198
Residential – prime	8,947	8,553
Residential - subprime	1,120	1,025
HELOC	157	54
Total	$25,884	$26,489

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

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 10– OTHER REAL ESTATE OWNED

The Bank possessed $13,691,000 in other real estate owned at March 31, 2011.  Transactions in other real estate owned for the periods ended March 31, 2011 and December 31, 2010 are summarized below:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Balance, beginning of period	$13,496	$7,165
Additions	709	16,460
Sales	(432)	(8,938)
Write downs	(82)	(1,191)
Balance, end of period	$13,691	$13,496

The following is a summary of information relating to analysis of other real estate owned at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Construction, land development and other land	$12,442	$12,111
Commercial RE – Other	987	1,020
Residential	262	365
Total	$13,691	$13,496

NOTE 11- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 11- FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

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
The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and due from banks	$11,079	$11,079	$9,315	$9,315
Interest-bearing deposit accounts	43,580	43,580	27,860	27,860
Securities available-for-sale	67,197	67,197	74,025	74,025
Nonmarketable equity securities	9,416	9,416	9,626	9,626
Cash surrender value of life insurance	17,569	17,569	17,397	17,397
Loans and loans held for sale	466,759	465,680	484,909	483,885
Accrued interest receivable	2,201	2,201	2,289	2,289

Financial Liabilities:
Demand deposit, interest bearing
transaction, and savings accounts	$346,627	$346,627	$341,994	$341,994
Certificates of deposit and other time deposits	140,388	141,020	153,188	154,187
Advances from the Federal Home Loan Bank	95,400	100,042	95,400	100,753
Junior subordinated debentures	10,310	10,371	10,310	10,422
Accrued interest payable	615	615	708	708

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$45,421	$-	$49,961	$-
Letters of credit	1,705	-	1,647	-

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
(Unaudited)

NOTE 11- FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

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

Loans Held- for-Sale-The carrying amount of loans held for sale is a reasonable estimate of fair value.

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

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 11- FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.
March 31, 2011	Quoted market price in active markets	Significant other observable inputs	Significant unobservable inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$-	$58,421	$-
State and municipal obligations	-	8,776
Available-for-sale securities	-	67,197	-
Loans held for sale	-	1,781	-
Total	$-	$68,978	$-

December 31, 2010
(Dollars in thousands)
Mortgage-backed securities	$-	$63,229	$-
State and municipal obligations	-	10,796	-
Available-for-sale securities	-	74,025	-
Loans held for sale	-	5,516	-
Total	$-	$79,541	$-

There were no liabilities measured at fair value on a recurring basis for the periods ended March 31, 2011 and December 31, 2010.

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

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 11- FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

March 31, 2011	Quoted market price in active markets	Significant other observable inputs	Significant unobservable inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$-	$9,365	$4,326
Impaired loans	-	33,022	1,369
Total	$-	$42,387	$5,695
December 31, 2010
(Dollars in thousands)
Other real estate owned	$-	$8,781	$4,715
Impaired loans	-	35,498	3,173
Total	$-	$44,279	$7,888

There were no liabilities measured at fair value on a nonrecurring basis for the periods ended March 31, 2011 and December 31, 2010.

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

Cautionary Note Regarding Forward-Looking Statements

Some of our statements contained in, or incorporated by reference into, this Quarterly Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. Forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended December 31, 2010 under Item 1A “Risk Factors” and the following:

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

As of March 31, 2011, we had total consolidated assets of approximately $649 million, total deposits of approximately $487 million, total consolidated liabilities, including deposits, of approximately $600 million, and total consolidated shareholders’ equity of approximately $49 million. While the majority of our loan portfolio continues to perform well, real estate, construction and land development portion of our portfolio has been negatively impacted by current economic climate and the deterioration in the residential real estate sector. We continue to actively manage our non-performing assets and we may sell assets and take advantage of other market opportunities to dispose of problem assets. Recently, we have emphasized cost controls throughout our organization, which have been an important focus as economic growth has slowed.

On March 30, 2011, we entered into an Agreement and Plan of Merger with Park Sterling Corporation ("Park Sterling") pursuant to which our Company will merge with  and into Park Sterling, with Park Sterling as the surviving entity, in a cash and stock transaction valued at approximately $32.4 million.  Under the terms of the Merger Agreement, our shareholders will receive for each share of common stock owned one of the following:  (i) $3.30 in cash; or (ii) 0.6667 of a share of Park Sterling common stock.  In total, 60% of our outstanding shares of common stock will be exchanged for shares of Park Sterling and 40% of our outstanding shares of common stock will be exchanged for cash.  The merger is currently expected to be completed in the third quarter of 2011, pending receipt of the approvals of our shareholders and regulatory approvals.  The merger agreement also provides that we must pay to Park Sterling a cash fee of $2,000,000 and up to $500,000 in respect of Park Sterling’s legal and due diligence expenses if the merger agreement is terminated under certain conditions.

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

Financial Condition

The following is a discussion of our financial condition as of March 31, 2011 compared to December 31, 2010 and the results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this Quarterly Report.

Critical Accounting Policies

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2010 as filed on our Annual Report on Form 10-K.  Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates, which could have a material impact on our carrying values of assets and liabilities and our results of operations.

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

Recent Developments

Markets in the United States and elsewhere have experienced extreme volatility and disruption over the past three plus years.  These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions.  Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance.  In response to the challenges facing the financial services sector, beginning in 2008 a multitude of new regulatory and governmental actions have been announced, including the Emergency Economic Stabilization Act ("EESA"), approved by Congress and signed by President Bush on October 3, 2008 and the American Recovery and Reinvestment Act on February 17, 2009, amonth others.  Some of the more recent actions include:

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

o
Eliminate the Office of Thrift Supervision (“OTS”) one year from the date of the new law’s enactment.  The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts.  In addition, the Federal Reserve will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.

•
On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”).  The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF.  Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF is May 16, 2011. Based on the program criteria, we do not plan to participate in the SBLF.

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

•
In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity.  The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act.  In February 2011, the FDIC approved the final rules that change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the designated reserve ratio target size at 2.0% of insured deposits.  We elected to voluntarily participate in the unlimited deposit insurance component of the Treasury’s Transaction Account Guarantee Program (“TAGP”) through December 31, 2010.  Coverage under the program was in addition to and separate from the basic coverage available under the FDIC’s general deposit insurance rules. As a result of the Dodd-Frank Act that was signed into law on July 21, 2010, the program ended on December 31, 2010, and all institutions are now required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012. There will not be a separate assessment for this as there was for institutions participating in the deposit insurance component of the TAGP.

•
On December 16, 2010, the Federal Reserve Board issued a proposal to implement a provision in the Dodd-Frank Act that requires the Federal Reserve Board to set debit card interchange fees. The proposed rule, if implemented in its current form, would result in a significant reduction in debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion in assets, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.

•
On April 19, 2011, the Federal Reserve Board issued a proposed rule under Regulation Z that would require creditors to determine a consumer’s ability to repay a mortgage before making the loan and would establish minimum mortgage underwriting standards. The proposal is being made pursuant to the Dodd-Frank Act.  The proposed rule, if implemented in its current form, provides four options for complying with the ability-to-repay requirement and would apply to all consumer mortgages, except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans. The proposal would also implement the Dodd-Frank Act’s limits on prepayment penalties, lengthen the time creditors must retain records that evidence compliance with the ability to-repay and prepayment penalty provisions, and prohibit evasion of the rule by structuring a closed-end extension of credit as an open-end plan.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Although it is likely that further regulatory actions will arise as the Federal government attempts to address the economic situation, we cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

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

	Average Balances, Income and Expenses, and Rates
	For the Three Months Ended
	March 31, 2011			March 31, 2010
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Earning Assets:
Loans(2)(4)	$475,989	$6,411	5.46%	$560,249	$7,506	5.43%
Securities, taxable (3)	62,630	365	2.36%	54,697	536	3.97%
Securities, nontaxable (3)(4)	10,407	157	6.12%	15,827	233	5.97%
Nonmarketable equity securities	9,495	41	1.75%	10,267	31	1.22%
Fed funds sold and other	31,708	16	0.20%	43,968	22	0.20%
Total earning assets	590,229	6,990	4.80%	685,008	8,328	4.93%
Non-earning assets	60,152			64,760
Total assets	$650,381			$749,768

Liabilities:
Interest bearing liabilities:
Interest bearing transaction accounts	192,505	396	0.83%	190,446	552	1.18%
Savings accounts	42,814	81	0.77%	43,175	138	1.30%
Time deposits	146,291	525	1.46%	237,570	1,240	2.12%
Federal Home Loan Bank advances	95,400	817	3.47%	95,400	823	3.50%
Junior subordinated debentures	10,310	195	7.67%	10,310	179	7.04%
Total interest bearing liabilities	487,320	2,014	1.67%	576,901	2,932	2.06%
Non-interest bearing liabilities	114,512			118,471
Shareholders’ equity	48,549			54,396
Total liabilities and shareholders’equity	$650,381			$749,768
Net interest spread			3.13%			2.87%
Net interest income/margin		$4,976	3.42%		$5,396	3.19%
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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Net Interest Income – continued

The tax-effected net interest spread and net interest margin were 3.13% and 3.42%, respectively, for the three-month period ended March 31, 2011, compared to 2.87% and 3.19%, respectively, for the three-month period ended March 31, 2010.  The increase in net interest margin is due to management’s strategy to allow approximately $60 million in high cost certificates to run off during 2010.  During the three months ended March 31, 2011, earning assets averaged $590,229,000, compared to $685,008,000 for the three months ended March 31, 2010.  Interest earning assets exceeded interest earning liabilities by $102,909,000, and $108,107,000 for the three-month periods ended March 31, 2011 and March 31, 2010, respectively.

For the three months ended March 31, 2011, our tax-effected net interest income, the major component of our net income, was $4,976,000 compared to $5,396,000 for the same period of 2010, a decrease of $420,000 or 7.78%.  The decline in net interest income is a result of a decline in volume of earning assets and the movement of assets on the balance sheet out of higher yielding loans in to lower yielding, more liquid investments and interest bearing bank balances.  The average rate realized on interest-earning assets decreased to 4.80% from 4.93%, while the average rate paid on interest-bearing liabilities decreased to 1.67% from 2.06% for the three month periods ended March 31, 2011 and 2010, respectively.

Our tax-effected interest income for the three months ended March 31, 2011 was $6,990,000, which consisted of $6,411,000 on loans, $563,000 on investments, and $16,000 on federal funds sold and interest bearing deposits with correspondent banks.  The tax-effected interest income for the three months ended March 31, 2010 was $8,328,000, which consisted of $7,506,000 on loans, $800,000 on investments, and $22,000 on federal funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the three months ended March 31, 2011 and March 31, 2010, represented 91.72% and 90.13%, respectively, of total interest income.  Average loans represented 80.64% and 81.79% of average earning assets for the three-month periods ended March 31, 2011 and March 31, 2010, respectively.

Interest expense for the three months ended March 31, 2011 was $2,014,000, which consisted of $1,002,000 related to deposits and $1,012,000 related to other borrowings.  Interest expense for the three months ended March 31, 2010 was $2,932,000, which consisted of $1,930,000 related to deposits and $1,002,000 related to other borrowings.  Interest expense on deposits for the three months ended March 31, 2011 and March 31, 2010 represented 49.75% and 65.83%, respectively, of total interest expense.  Average interest bearing deposits represented 78.31% and 81.68% of average interest bearing liabilities for the three months ended March 31, 2011 and March 31, 2010, respectively.

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

	Three Months Ended
	March 31, 2011 vs. 2010			March 31, 2010 vs. 2009
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Earning Assets
Loans	$(1,135)	$40	$(1,095)	$(1,032)	$39	$(993)
Securities, taxable	70	(241)	(171)	88	(167)	(79)
Securities, nontaxable	(82)	6	(76)	(184)	(36)	(220)
Nonmarketable equity securities	(2)	12	10	41	(40)	1
Federal funds sold and other	(6)	-	(6)	21	(1)	20
Total interest income	(1,155)	(183)	(1,338)	(1,066)	(205)	(1,271)

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	6	(162)	(156)	(25)	287	262
Savings accounts	(1)	(56)	(57)	24	(54)	(30)
Time deposits	(394)	(321)	(715)	318	(462)	(144)
Total interest-bearing deposits	(389)	(539)	(928)	317	(229)	88
Other short-term borrowings	-	-	-	(17)	(17)	(34)
Federal Home Loan Bank advances	-	(6)	(6)	(461)	(173)	(634)
Junior subordinate debt	-	16	16	-	(2)	(2)
Total interest expense	(389)	(529)	(918)	(161)	(421)	(582)
Net interest income	$(766)	$346	$(420)	$(905)	$216	$(689)
-------------------------
(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses – continued

Certain problem loans are reviewed individually for impairment.  An impaired loan may not represent an expected loss; however a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  In determining if a loan is impaired, the bank considers all non-accrual loans, loans whose terms are modified in a troubled debt restructuring, and any other loan that is individually evaluated and determined to be impaired based on risk ratings and loan amounts of certain segments of the bank’s loan portfolio.  If a loan is individually evaluated and identified as impaired, it is measured by using either the fair value of the collateral, less expected costs to sell, present value of expected future cash flows, discounted at the loans effective interest rate, or observable market price of the loan.  Management chooses a method on a loan-by-loan basis.  Measuring impaired loans requires judgment and estimates and the eventual outcomes may differ from those estimates.  At March 31, 2011, impaired loans totaled $34.4 million, all of which are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.

Total provision expense for the three months ended March 31, 2011 was $600,000, compared to $1.6 million for the three months ended March 31, 2010.  The allowance for loan losses was 3.25% of total loans at March 31, 2011 compared to 2.55% at March 31, 2010.

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

Please see our risk factors that appear in Part I – Item 1A – Risk Factors of this Annual Report on Form 10-K.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses - continued

The following table sets forth certain information with respect to our allowance for loan losses and the composition of charge offs and recoveries as of March 31, 2011 and March 31, 2010.

Allowance for Loan Losses
 (Dollars in thousands)

	March 31,
	2011	2010
Total loans outstanding	$464,978	$549,010
Average loans outstanding	$475,989	$560,249
Balance of allowance for loan losses
at beginning of period	$17,165	$14,160
Loan losses:
Commercial and industrial	20	35
Real estate - mortgage	2,679	1,869
Consumer	5	14
Total loan losses	2,704	1,918
Recoveries of previous loan losses:
Commercial and industrial	11	-
Real estate - mortgage	35	168
Consumer	5	8
Total recoveries	51	176
Net loan losses	2,653	1,742
Provision for loan losses	600	1,600
Balance of allowance for loan losses
at end of period	$15,112	$14,018
Allowance for loan losses to period end loans	3.25%	2.55%
Net charge offs to average loans	0.56%	0.31%

Nonperforming Assets.  The following table sets forth our nonperforming assets for the dates indicated.

Nonperforming Assets
 (Dollars in thousands)

		March 31,
		2011	2010
Nonaccrual loans		$25,884	$32,628
Other real estate owned		13,691	8,833
Total nonperforming assets		$39,575	$41,461
Loans 90 days or more past due and
still accruing interest	S	1,042	1,294
Impaired loans still accruing interest		$8,536	44,841
Nonperforming assets to period end assets		6.10%	5.56%

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses - continued

Total nonperforming assets totaled $39.6 million at March 31, 2011 and $41.5 million at March 31, 2010.  This amount consists primarily of nonaccrual loans that totaled $25.9 million and $32.6 million at March 31, 2011 and 2010, respectively.  The decrease in nonaccrual loans is primarily due to their migration into other real estate owned status and our efforts of selling these assets.  Nonperforming assets were 8.51% of total loans at March 31, 2011.  The allowance for loan losses to period end nonperforming assets was 38.19% at March 31, 2011.  A significant portion, or 99.7%, of nonperforming loans at March 31, 2011 were secured by real estate.  We have evaluated the underlying collateral on these loans and believe that the collateral on these loans is sufficient to minimize future losses.  However, the recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of the collateral used to secure these loans and the ability to sell the collateral upon foreclosure.  These conditions have adversely affected our loan portfolio.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, this could materially reduce our profitability and adversely affect our financial condition.

Potential Problem Loans.  At March 31, 2011, through our internal review mechanisms, we had identified $18.3 million of criticized loans and $56.2 million of classified loans.  The results of this internal review process are the primary determining factor in our assessment of the adequacy of the allowance for loan losses.

Our criticized loans decreased from $18.9 million at December 31, 2010 to $18.3 million at March 31, 2011.  Total classified loans decreased from $56.6 million at December 31, 2010 to $52.4 million at March 31, 2011.  The $4.8 million decrease in criticized and classified loans from December 31, 2010 to March 31, 2011 were primarily due to real estate development and single family construction loans, all of which are secured by real estate.

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

The following is a summary of information pertaining to TDRs:
(Dollars in thousands)	March 31, 2011	December 31, 2010

Nonperforming TDRs	$13,314	$6,815
Performing TDRs:
Commercial	$151	$152
Commercial real estate - construction	141	143
Residential	655	3,141
Total performing TDRs	$947	$3,436
Total TDRs	$14,261	$10,251

Noninterest Income

Total noninterest income for the three months ended March 31, 2011 was $2,116,000, a decrease of $1,231,000, or 36.78% compared to $3,347,000 for the three months ended March 31, 2010.  Other operating income decreased $864,000, or 64.09%, to $484,000 for the three months ended March 31, 2011 compared to $1,348,000 for the three months ended March 31, 2010, primarily due to a payment of $912,000 we received during the first quarter of 2010 for the settlement of a lawsuit regarding the management of a participation loan.

We also recognized gains on the sale of securities available-for-sale in the amount of $224,000 for the three months ended March 31, 2011, compared to gains of $683,000 for the three months ended March 31, 2010.

Service charges on deposit accounts decreased $107,000, or 22.20%, from the three months ended March 31, 2010 to the three months ended March 31, 2011.   Gains on sales of loans held for sale increased $129,000, or 43.29%, from $298,000 to $427,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The income from fiduciary activities increased $58,000, or 12.29%, from the three-month period ended March 31, 2010 to the three-month period ended March 31, 2011.  The increase is primarily due to growth of new accounts as well as increased market value of assets under management.    Fees from brokerage services increased $12,000, or 18.75%, from the three months ended March 31, 2010 to the three months ended March 31, 2011.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Noninterest Expense

Total noninterest expense for the first three months of 2011 was $4,997,000, an increase of $210,000, or 4.39%, when compared to $4,787,000 for the first three months of 2010.

The primary component of noninterest expense is salaries and benefits, which increased $133,000, or 5.45%, from $2,439,000 for the three months ended March 31, 2010 to $2,572,000 for the three months ended March 31, 2011.  Net occupancy expense increased $13,000 for the three-month period ended March 31, 2011, an increase of 4.04% over the related period in 2010.  The amortization of intangible assets decreased $6,000, or 5.83%, to $97,000 from the three-month period ended March 31, 2010 to the three-month period ended March 31, 2011.  Furniture and equipment expense decreased $35,000, or 17.24% from the three-month period ended March 31, 2010 to the three-month period ended March 31, 2011.

We realized an increase in FDIC assessments of $133,000, or 38.44%, from $346,000 for the three-month period ended March 31, 2010 to $479,000 for the three-month period ended March 31, 2011.  The increase is primarily a result of increases in the FDIC insurance premiums due to the recession of the U.S. economy and failure of unaffiliated FDIC-insured depository institutions.

Net cost of operation of other real estate owned decreased 46.10% to $159,000 for the three months ended March 31, 2011 from $295,000 for the three-month period ended March 31, 2010.  Other operating expenses were $1,187,000 for the three months ended March 31, 2011, as compared to $1,079,000 for the same period in 2010, an increase of $108,000, or 10.00%.

Income Taxes

For the three months ended March 31, 2011 and 2010, the effective income tax rate was 29.32% and 30.01%, respectively, and the income tax provision was $424,000 and $686,000, respectively.

Net Income

The combination of the above factors resulted in net income of $1,022,000 for the three months ended March 31, 2011 compared to $1,600,000 for the comparable period in 2010, a decrease of $578,000, or 36.13%.

Assets and Liabilities

During the first three months of 2011, total assets decreased $6,799,000, or 1.04%, when compared to December 31, 2010.  We experienced a decrease of $14,415,000, or 3.01%, in loans during the first three months of 2011.  Total investment securities decreased 8.41%, or $7,038,000, when compared to December 31, 2010.  Cash and due from banks including interest-bearing deposit accounts increased $17,484,000, or 47.03%, to $54,659,000 at March 31, 2011 compared to $37,175,000 at December 31, 2010.  The increase in cash at March 31, 2011 compared to December 31, 2010 was primarily due to our efforts in increase our on-balance sheet liquidity.  As a result, we retained significant balances in our Federal Reserve account rather than investing them in other types of assets.  On the liability side, total deposits decreased $8,167,000, or 1.65%, to $487,015,000 at March 31, 2011.

Investment Securities

Investment securities decreased $7,038,000, or 8.41%, to $76,613,000 at March 31, 2011 from $83,651,000 at December 31, 2010.  Securities available for sale decreased $6,828,000, or 9.22%, during the first three months of 2011 and nonmarketable equity securities decreased $210,000, or 2.18%, during the first three months of 2011.  As of March 31, 2011, securities available for sale totaling $41,487,000 were in an unrealized loss position, all of which have been in a loss position for less than 12 months.  Based on industry analyst reports and credit ratings, we believe that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer, and, therefore, these losses are not considered other-than-temporary.

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

Loans
Loans receivable decreased $14,415,000, or 3.01%, since December 31, 2010.  The largest decrease was in real estate construction, which decreased $8,831,000, or 8.91%, to $90,245,000 at March 31, 2011. Real estate mortgage and commercial loans decreased $2,048,000, or 0.73%, to $277,512,000 at March 31, 2011.  Commercial and agricultural loans decreased $2,292,000, or 5.77%, to $37,428,000 at March 31, 2011.  Balances within the major loan receivable categories as of March 31, 2011 and December 31, 2010 are as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Commercial and agricultural	$37,428	$39,720
Real estate – construction	90,245	99,076
Real estate - mortgage and commercial	277,512	279,560
Home equity	40,764	42,167
Consumer, installment	17,855	17,636
Consumer, credit card and checking	1,174	1,234
	$464,978	$479,393

Premises and Equipment
Our purchases of fixed assets during the first three months of 2011 totaled $7,000, compared to $24,000 during the first three months of 2010.    Total fixed assets, net of depreciation, decreased $189,000 during the first three months of 2011.

Deposits

Total deposits decreased $8,167,000, or 1.65%, to $487,015,000 at March 31, 2011 from $495,182,000 at December 31, 2010.  Expressed in percentages, noninterest-bearing deposits increased 5.59% from $103,080,000 at December 31, 2010 to $108,844,000 at March 31, 2011, and interest-bearing deposits decreased 3.55% from $392,102,000 at December 31, 2010 to $378,171,000 at March 31, 2011.  Balances within the major deposit categories as of March 31, 2011 and December 31, 2010 are as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010

Noninterest-bearing demand deposits	$108,844	$103,080
Interest-bearing demand deposits	64,319	63,024
Money market accounts	129,989	133,409
Savings deposits	43,475	42,481
Certificates of deposit	132,539	145,339
Brokered certificates of deposit	7,849	7,849
	$487,015	$495,182

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us totaled $95,400,000 at March 31, 2011 and December 31, 2010.   Of the $95,400,000 in advances with Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
05/18/12	4.62% - fixed, callable 05/18/11	$5,000
03/05/13	1.94% - fixed, callable 06/06/11	5,400
01/06/14	0.41% - adjustable rate, resets 04/06/11	10,000
01/06/14	0.41% - adjustable rate, resets 04/06/11	10,000
01/16/15	2.77% - fixed, callable 04/18/11	10,000
06/03/15	3.36% - fixed, callable 06/03/11	15,000
02/02/17	4.31% - fixed, callable 05/02/11	10,000
05/18/17	4.15% - fixed, callable 05/18/11	10,000
		$75,400

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

The following table summarizes capital ratios and the regulatory minimum requirements at March 31, 2011:

	Tier 1	Total	Tier 1
	Risk-based	Risk-based	Leverage
Actual ratio:
Community Capital Corporation	11.46%	12.73%	8.31%
CapitalBank	11.28%	12.56%	8.17%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

Shareholders’ equity was increased by net income of $1,022,000 during the three months ended March 31, 2011. Due to changes in the market rates of interest, the fair value of our securities available-for-sale increased, which had the effect of increasing shareholders’ equity by $295,000, net of deferred taxes, for the three months ended March 31, 2011 when compared to December 31, 2010.  Total equity also increased by $32,000 for the amortization of deferred compensation on restricted stock for the three months ended March 31, 2011.  Total equity was also increased by $122,000 for sales of treasury shares.

Our liquidity position remained strong during the first quarter of 2011, as we had no overnight wholesale borrowings and $43,400,000 in our Federal Reserve correspondent account at March 31, 2011.  For the near term, maturities and sales of securities available-for-sale are expected to be a source of liquidity as we deploy these funds into loans to achieve the desired mix of assets and liabilities.  At March 31, 2011, we had $22,384,000 million of securities available-for-sale as sources of liquidity.  We also expect to build our deposit base. Advances from the Federal Home Loan Bank, availability at Federal Reserve Bank Discount Window, and our correspondent banks will also continue to serve as a funding source, at least for the near future. At March 31, 2011, we had no borrowings outstanding and had the ability to receive $5,856,000 in funds under the terms of our agreement with the Federal Reserve Bank.  Additionally , we have the ability to receive an additional $68,330,000 in advances under the terms of our agreement with the Federal Home Loan Bank.  Short-term borrowings by CapitalBank are not expected to be a primary source of liquidity for the near term; however, we have approximately $15,000,000 of unused lines of credit to purchase federal funds.

Off-Balance Sheet Risk

Through the operations of CapitalBank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At March 31, 2011, we had issued commitments to extend credit of $45,421,000 and standby letters of credit of $1,705,000 through various types of commercial lending arrangements.  Approximately $35,257,000 of these commitments to extend credit had variable rates.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Off-Balance Sheet Risk - continued

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2011.

		After One	After Three
	Within	Through	Through		Greater
	One	Three	Twelve	Within	Than
(Dollars in thousands)	Month	Months	Months	One Year	One Year	Total
Unused commitments
to extend credit	$2,827	$3,195	$12,452	$18,474	$26,947	$45,421
Standby letters of
credit	139	85	1,481	1,705	-	1,705
Total	$2,966	$3,280	$13,933	$20,179	$26,947	$47,126

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

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables.  The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in their interim and annual financial statements.  See Note 9.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-10 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011.  In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.  The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.

Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

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
William G. Stevens
President & Chief Executive Officer

Date: May 13, 2011                                                                By:           /s/ R. WESLEY BREWER
R. Wesley Brewer
Chief Financial Officer