Form 10-Q
period 2011-06-30
COMMUNITY CAPITAL CORP /SC/
filed 2011-08-05
CIK 832847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer (  )     Accelerated Filer (  )   Non-Accelerated Filer (  ) Smaller Reporting Company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES__ NO X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date 10,060,777 shares of common stock, $1.00 par value per share, as of July 31, 2011

COMMUNITY CAPITAL CORPORATION

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Balance Sheets
PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements

	June 30, 2011	December 31, 2010
(Dollars in thousands, except share data)	(Unaudited)
Assets:
Cash and cash equivalents:
Cash and due from banks	$10,389	$9,315
Interest-bearing deposit accounts	65,840	27,860
Total cash and cash equivalents	76,229	37,175
Investment securities:
Securities available-for-sale	55,257	74,025
Nonmarketable equity securities	8,773	9,626
Total investment securities	64,030	83,651
Loans held for sale	2,163	5,516
Loans receivable	447,637	479,393
Less allowance for loan losses	(14,598)	(17,165)
Loans, net	433,039	462,228
Other real estate owned	13,146	13,496
Premises and equipment, net	14,980	15,342
Interest receivable	1,803	2,289
Prepaid expenses	2,390	3,349
Intangible assets	1,076	1,259
Cash surrender value of life insurance	17,742	17,397
Deferred tax asset	8,139	8,992
Income tax receivable	374	3,158
Other assets	1,941	2,082
Total assets	$637,052	$655,934

Liabilities:
Deposits:
Noninterest-bearing	$107,130	$103,080
Interest-bearing	367,486	392,102
Total deposits	474,616	495,182
Advances from the Federal Home Loan Bank	95,400	95,400
Accrued interest payable	527	708
Junior subordinated debentures	10,310	10,310
Other liabilities	6,873	6,930
Total liabilities	587,726	608,530

Shareholders’ equity:
Common stock, $1.00 par value; 20,000,000 shares authorized; 10,721,350 shares issued at June 30, 2011 and December 31, 2010	10,721	10,721
Capital surplus	64,160	64,679
Accumulated other comprehensive income	476	(460)
Retained deficit	(16,383)	(17,189)
Nonvested restricted stock	(58)	(116)
Treasury stock, at cost (660,573 and 704,702 shares in 2011 and 2010, respectively)	(9,590)	(10,231)

Total shareholders’ equity	49,326	47,404
Total liabilities and shareholders’ equity	$637,052	$655,934

See Notes to Condensed Consolidated Financial Statments

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in thousands, except for per share data amounts)	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$12,273	$14,843	$5,868	$7,343
Investment securities:
Taxable	696	1,017	331	481
Tax-exempt	206	323	92	153
Nonmarketable equity securities	81	66	40	35
Other interest income	53	60	37	40
Total	13,309	16,309	6,368	8,052

Interest expense:
Deposits	1,837	3,904	834	1,974
Federal Home Loan Bank advances	1,641	1,648	825	825
Other interest expense	365	365	171	186
Total	3,843	5,917	1,830	2,985

Net interest income	9,466	10,392	4,538	5,067
Provision for loan losses	2,350	3,600	1,750	2,000
Net interest income after provision for loan losses	7,116	6,792	2,788	3,067

Other operating income:
Service charges on deposit accounts	753	973	378	492
Gains on sales of loans held for sale	779	708	353	410
Fees from brokerage services	140	144	64	80
Income from fiduciary activities	1,078	921	548	449
Gain on sales of securities available-for-sale	375	1,265	152	582
Other operating income	970	1,793	485	439
Total	4,095	5,804	1,980	2,452

Other operating expenses:
Salaries and employee benefits	5,009	4,919	2,438	2,480
Net occupancy	671	654	318	321
Amortization of intangible assets	183	202	86	100
Furniture and equipment	290	380	140	188
FDIC banking assessments	883	725	404	379
Net cost of operation of other real estate owned	752	863	593	568
Other operating expenses	2,477	2,193	1,288	1,109
Total	10,265	9,936	5,267	5,145

Income (loss) before income taxes	946	2,660	(499)	374
Income tax provision (benefit)	140	707	(284)	21

Net income (loss)	$806	$1,953	$(215)	$353

Basic net income (loss) per share	$0.08	$0.20	$(0.02)	$0.04
Diluted net income (loss) per share	$0.08	$0.20	$(0.02)	$0.04

See Notes to Condensed Consolidated Financial Statements

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income
For the six months ended June 30, 2011 and 2010
(Unaudited)
	Common Stock		Nonvested Restricted Stock	Capital Surplus	Retained Earnings (loss)	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total
(Dollars in thousands, except for share data)
	Shares	Amount
Balance, December 31, 2009	10,721,450	$10,721	$(364)	$66,473	$(11,705)	$909	$(12,277)	$53,757

Net income					1,953			1,953

Other comprehensive loss, net of tax benefit						(231)		(231)

Comprehensive Income								1,722

Redemptions of treasury shares (76,870 shares)				(880)			1,116	236

Capitalized expenses associated with rights offering				(54)				(54)

Amortization of deferred compensation on restricted stock			130					130

Balance, June 30, 2010	10,721,450	$10,721	$(234)	$65,539	$(9,752)	$678	$(11,161)	$55,791

Balance, December 31, 2010	10,721,350	$10,721	$(116)	$64,679	$(17,189)	$(460)	$(10,231)	$47,404

Net income					806			806

Other comprehensive income, net of tax effects						936		936

Comprehensive Income								1,742

Redemptions of treasury shares (44,129 shares)				(519)			641	122

Amortization of deferred compensation on restricted stock			58					58

Balance, June 30, 2011	10,721,350	$10,721	$(58)	$64,160	$(16,383)	$476	$(9,590)	$49,326

See Notes to Condensed Consolidated Financial Statements

COMMUNITY CAPITAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$806	$1,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	380	478
Provision for loan losses	2,350	3,600
Deferred income tax benefit	853	697
Amortization of intangible assets	183	202
Amortization less accretion on investments	374	7
Amortization of deferred loan costs and fees, net	428	445
Amortization of deferred compensation on restricted stock	58	130
Write downs of other real estate owned	487	398
Net gain on sales of securities available-for-sale	(375)	(1,265)
Net loss on sale of other real estate owned	103	78
Disbursements of loans held for sale	(18,964)	(18,875)
Proceeds from sales of loans held for sale	22,317	15,396
Decrease in income tax receivable	2,784	9,634
Decrease in interest receivable	486	546
Decrease in interest payable	(181)	(403)
Decrease (increase) in other assets	273	(2,250)
Increase (decrease) in other liabilities	(57)	679
Net cash provided by operating activities	12,305	11,450

Cash flows from investing activities:
Net decrease in loans to customers	24,974	29,364
Purchases of securities available-for-sale	(1,709)	(56,707)
Proceeds from maturities and sales of securities available-for-sale	21,896	70,297
Purchases of nonmarketable equity securities	(44)	(216)
Proceeds from sales of nonmarketable equity securities	897	-
Proceeds from sales of other real estate owned	1,197	4,149
Purchases of premises and equipment	(18)	(65)
Net cash provided by investing activities	47,193	46,822

Cash flows from financing activities:
Net increase (decrease) in deposit accounts	(20,566)	5,293
Advances of Federal Home Loan Bank borrowings	-	20,000
Repayments of Federal Home Loan Bank borrowings	-	(20,000)
Sales of treasury stock	122	236
Capitalized expenses associated with rights offering	-	(54)
Net cash provided (used) by financing activities	(20,444)	5,475

Net increase in cash and cash equivalents	39,054	63,747

Cash and cash equivalents, beginning of period	37,175	49,131

Cash and cash equivalents, end of period	$76,229	$112,878

See Notes to Condensed Consolidated Financial Statements

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures that would substantially duplicate those contained in the most recent annual report to shareholders.  The financial statements as of June 30, 2011 and for the interim periods ended June 30, 2011 and 2010 are unaudited and include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The financial information as of December 31, 2010 has been derived from the audited financial statements as of that date.  For further information, refer to the financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.  In preparing the financial statements, the Company has evaluated events and transactions occurring subsequent to the financial statement date through the date the financial statements were available to be issued for potential recognition or disclosure.

Note 2 – Pending Merger

On March 30, 2011, the Company and Park Sterling Corporation (“Park Sterling”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will be merged with and into Park Sterling.  Under the terms of the Merger Agreement, each outstanding share of the Company’s common stock will be converted into the right to receive either (i) $3.30 in cash or (ii) 0.6667 of a share of Park Sterling’s common stock.  The election of consideration by the holders of the Company’s common stock is subject to the limitation that no more than 40% of the shares of the Company’s common stock be exchanged for cash.

Park Sterling and the Company have received approvals for the merger by the federal and state banking regulatory authorities.  The merger is expected to close in the late third or early fourth quarter of 2011, and is subject to approval by the Company’s shareholders and the satisfaction of the closing conditions set forth in the Merger Agreement.

Note 3 - Supplemental Cash Flow Information

(Dollars in thousands)	Six Months Ended June 30,
	2011	2010
Cash paid during the period for:
Income taxes	$160	$1,518
Interest	4,024	6,128

Noncash investing and financing activities:
Foreclosures on loans	$1,437	$11,300

Note 4 - Shareholders' Equity

During the first six months of 2011, the Company sold 44,129 shares of treasury stock for total proceeds of $122,000.   From April 2009 through March 2011, the Company’s 401(k) plan and Dividend Reinvestment and Stock Purchase Plan purchased shares from treasury versus the open market to generate additional capital for the Company.  The purchase prices for these transactions are valued based on the end of day closing market price of the security.

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 – Earnings (Losses) Per Share

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings (losses) per share are as follows:

(Dollars in thousands, except per share)	Six Months Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income (losses) available to common shareholders	$806	10,032,089	$0.08
Effect of dilutive securities
Unvested restricted stock	-	16,440
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$806	10,048,529	$0.08

(Dollars in thousands, except per share)	Six Months Ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income (losses) available to common shareholders	$1,953	9,875,871	$0.20
Effect of dilutive securities
Unvested restricted stock	-	39,705
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$1,953	9,915,576	$0.20

(Dollars in thousands, except per share)	Three Months Ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic earnings (losses) per share
Income (losses) available to common shareholders	$(215)	10,046,412	$(0.02)
Effect of dilutive securities
Unvested restricted stock	-	-
Diluted earnings (losses) per share
Income (losses) available to common shareholders plus assumed conversions	$(215)	10,046,412	$(0.02)

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 - Earnings (Losses) Per Share - continued

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

Due to the net loss available to common shareholders for the three month period ended June 30, 2011, the unvested restricted stock was deemed to be antidilutive.

Note 6 - Comprehensive Income (Loss)

The following tables set forth the amounts of other comprehensive income (losses) included in equity along with the related tax effects:

	Six Months Ended June 30, 2011
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains on securities:
Unrealized holding gains arising during the period	$1,043	$(355)	$688
Less: reclassification adjustment for gains realized in net income	375	(127)	248
Net unrealized gains on securities	1,418	(482)	936

Other comprehensive income	$1,418	$(482)	$936

	Six Months Ended June 30, 2010
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized losses on securities:
Unrealized holding losses arising during the period	$(1,616)	$550	$(1,066)
Less: reclassification adjustment for gains realized in net income	1,265	(430)	835
Net unrealized losses on securities	(351)	120	(231)

Other comprehensive loss	$(351)	$120	$(231)

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6 - Comprehensive Income (Loss) - continued

	Three Months Ended June 30, 2011
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains on securities:
Unrealized holding gains arising during the period	$820	$(279)	$541
Less: reclassification adjustment for gains realized in net income	151	(51)	100
Net unrealized gains on securities	971	(330)	641

Other comprehensive income	$971	$(330)	$641

	Three Months Ended June 30, 2010
(Dollars in thousands)	Pre-tax Amount	(Expense) Benefit	Net-of-tax Amount
Unrealized gains on securities:
Unrealized holding gains arising during the period	$(228)	$78	$(150)
Less: reclassification adjustment for losses realized in net income	582	(198)	384
Net unrealized gains on securities	354	(120)	234

Other comprehensive income	$354	$(120)	$234

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

There have been no shares issued during the three and six month periods ended June 30, 2011.  Compensation costs associated with prior issuances of restricted stock was $58,000 and $130,000 for the six months ended June 30, 2011 and 2010, respectively, and $26,000 and $59,000 for the three months ended June 30, 2011 and 2010, respectively.  At June 30, 2011, we had 97,198 stock awards available for grant under the 2004 Equity Incentive Plan.

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8 – Investment Securities

Securities available-for-sale at June 30, 2011 and December 31, 2010 consisted of the following:

	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2011
Obligations of state and local governments	$8,485	$91	$53	$8,523
Mortgage-backed securities	46,051	683	-	46,734
Total	$54,536	$774	$53	$55,257

December 31, 2010
Obligations of state and local governments	$10,853	$133	$190	$10,796
Mortgage-backed securities	63,869	157	797	63,229
Total	$74,722	$290	$987	$74,025

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011.

Securities Available-for-Sale

	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized			Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value		losses

Obligations of state and local governments	$3,223	$53	$-	$-		$3,223	$53

Mortgage-backed securities	-	-	-	-		-	-
Total	$3,223	$53	$-		$		$53

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010.

Securities Available-for-Sale

	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair value	losses	Fair value	losses	Fair value	losses

Obligations of state and local governments	$4,683	$190	$-	$-	$4,683	$190

Mortgage-backed securities	47,998	797	-	-	47,998	797
Total	$$52,681	$987	$-	-	$52,681	$987

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

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Investment Securities - continued

The Company reviews its investment portfolio at least quarterly and more frequently when economic conditions warrant, assessing whether there is any indication of other-than-temporary impairment (“OTTI”).  Factors considered in the review include estimated cash flows, length of time and extent to which market value has been less than cost, the financial condition and near term prospects of the issuer, and the Company's intent and ability to retain the security to allow for an anticipated recovery in market value.

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

The following table summarizes the maturities of securities available-for-sale as of June 30, 2011, based on the contractual maturities.  Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.  Mortgage-backed securities are presented as a separate line item since paydowns are expected before the contractual maturity dates.

	Securities Available-For-Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$325	$327
Due after one year but within five years	1,468	1,501
Due after five years but within ten years	1,651	1,657
Due after ten years	5,041	5,038
	8,485	8,523
Mortgage-backed securities	46,051	46,734
Total	$54,536	$55,257

Proceeds from maturities and sales of securities available-for-sale during the six months ended June 30, 2011 were $21,896,000, which resulted in gross realized gains of $375,000 during the six months ended June 30, 2011.

At June 30, 2011 and December 31, 2010, securities having amortized costs of approximately $44,024,000 and $32,681,000, respectively, were pledged as collateral for short-term borrowings, to secure public and trust deposits, and for other purposes as required and permitted by law.

The Company has nonmarketable equity securities consisting of investments in several financial institutions.  These investments totaled $8,773,000 at June 30, 2011 and $9,626,000 at December 31, 2010. During the first six months of 2011, sales of nonmarketable equity securities totaled $897,000, and purchases of nonmarketable equity securities totaled $44,000.  There were no losses recorded related to OTTI during the first six months of 2011.

Note 9- Loans Receivable

Loans receivable are summarized as follows:
(Dollars in thousands)	June 30, 2011	December 31, 2010
Commercial	$44,336	$51,112
Commercial real estate – construction	68,095	79,762
Commercial real estate – other	162,827	162,367
Residential	127,449	137,618
Home equity	39,427	42,167
Consumer	5,503	6,367
Total gross loans	$447,637	$479,393

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9- Loans Receivable - continued

At June 30, 2011 and December 31, 2010, the Company had sold participations in loans aggregating $3,646,000 and $3,665,000, respectively, to other financial institutions on a nonrecourse basis.  Collections on loan participations and remittances to participating institutions conform to customary banking practices.

At June 30, 2011 and December 31, 2010, the Company had pledged approximately $98,665,000 and $101,870,000, respectively, of loans on residential and commercial real estate as collateral for advances from the Federal Home Loan Bank.

An analysis of the allowance for loan losses for the periods ended June 30, 2011, December 31, 2010, and June 30, 2010 is as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Balance, beginning of year	$17,165	$14,160	$14,160
Provision charged to operations	2,350	18,350	3,600
Recoveries on loans previously charged-off	57	422	187
Loans charged-off	(4,974)	(15,767)	(4,770)
Balance, end of year	$14,598	$17,165	$13,177

An analysis of the allowance for loan losses for the six month period ended June 30, 2011 is as follows:

(Dollars in thousands)
Allowance for credit losses:	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer	Residential	HELOC	Unallocated	Total
Beginning balance	$438	$7,041	$1,317	$28	$4,102	$530	$3,709	$17,165
Chargeoffs	(392)	(2,976)	(341)	(9)	(1,018)	(238)	-	(4,974)
Recoveries	11	1	-	7	34	4	-	57
Provisions	591	3,283	202	(5)	(966)	100	(855)	2,350
Ending balance	$648	$7,349	$1,178	$21	$2,152	$396	$2,854	$14,598

Ending balance: Individually evaluated for impairment	$7	$-	$22	$-	$-	$-	$-	$29
Ending balance: Collectively evaluated for impairment	$641	$7,349	$1,156	$21	$2,152	$396	$2,854	$14,569

Loans receivable:
Ending balance	$44,336	$68,095	$162,827	$5,503	$127,449	$39,427	$-	$447,637
Ending balance: Individually evaluated for impairment	$262	$12,083	$8,681	$-	$11,981	$561	$-	$33,568
Ending balance: Collectively evaluated for impairment	$44,074	$56,012	$154,146	$5,503	$115,468	$38,866	$-	$414,069

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9- Loans Receivable - continued

An analysis of the allowance for loan losses for the year ended December 31, 2010 is as follows:

(Dollars in thousands)
Allowance for credit losses:	Commercial	Commercial Real Estate Construction	Commercial Real Estate Other	Consumer	Residential	HELOC	Unallocated	Total
Beginning balance	$248	$4,375	$98	$59	$1,718	$386	$7,276	$14,160
Chargeoffs	(493)	(8,902)	(1,309)	(36)	(4,481)	(546)	-	(15,767)
Recoveries	1	104	61	25	226	5	-	422
Provisions	682	11,464	2,467	(20)	6,639	685	(3,567)	18,350
Ending balance	$438	$7,041	$1,317	$28	$4,102	$530	$3,709	$17,165

Ending balance: Individually evaluated for impairment	$7	$229	$142	$-	$336	$-	$-	$714
Ending balance: Collectively evaluated for impairment	$431	$6,812	$1,175	$28	$3,766	$530	$3,709	$16,451

Loans receivable:
Ending balance	$51,112	$79,762	$162,367	$6,367	$137,618	$42,167	$-	$479,393
Ending balance: Individually evaluated for impairment	$690	$17,430	$8,993	$-	$12,218	$54	$-	$39,385
Ending balance: Collectively evaluated for impairment	$50,422	$62,332	$153,374	$6,367	$125,400	$42,113	$-	$440,008

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

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9- Loans Receivable – continued

The Company utilizes an asset risk classification system in compliance with guidelines established by the Federal Reserve as part of its efforts to improve commercial asset quality. “Special Mention” loans are defined as loans that  in management’s opinion are subject to potential future ratings downgrades, where market conditions may unfavorably affect the borrower in the future or where there are declining trends in the borrower's operations or where market conditions may unfavorably affect the borrower in the future. “Substandard” assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt and that the Company may experience a loss if the weakness(es) are not corrected. Assets that are rated “Doubtful” have the same characteristics of a substandard asset with an additional weakness that make collection or liquidation of the asset highly questionable, and there is a high probability of loss based on currently existing facts, conditions or values.

The following table summarizes the credit risk profile of the Company’s commercial loan portfolio for the periods ended June 30, 2011 and December 31, 2010 based on the Company’s internally assigned grade:

Commercial Credit Exposure
(Dollars in thousands)

			Commercial Real Estate		Commercial Real Estate
	Commercial		Construction		Other
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Grade:
Pass	$40,016	$46,959	$44,528	$57,003	$144,812	$142,598
Special mention	1,788	2,093	4,600	843	2,767	8,676
Substandard	2,532	2,060	17,598	20,250	15,248	11,093
Doubtful	-	-	1,369	1,666	-	-
Total	$44,336	$51,112	$68,095	$79,762	$162,827	$162,367

Consumer Credit Exposure
(Dollars in thousands)

The following table summarizes the credit risk profile of the Company’s residential loan portfolio for the periods ended June 30, 2011 and December 31, 2010 based on the Company’s internally assigned grade.  In determining the classification of a subprime loan, the company utilizes the definition supplied by the Federal Home Loan Bank.

	Residential Prime		Residential Subprime
Grade:	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Pass	$99,523	$108,000	$3,034	$2,731
Special mention	4,422	5,834	834	672
Substandard	18,290	19,110	1,346	1,271
Doubtful	-	-	-	-
Total	$122,235	$132,944	$5,214	$4,674

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9- Loans Receivable – continued

The following table summarizes the credit risk profile of the Company’s consumer loan portfolio for the periods ended June 30, 2011 and December 31, 2010 based on payment activity:

(Dollars in thousands)
	Consumer
	Overdraft Protection		HELOC		Consumer Other
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Performing	$1,164	$1,228	$38,866	$42,113	$4,339	$5,139
Nonperforming	-	-	561	54	-	-
Total	$1,164	$1,228	$39,427	$42,167	$4,339	$5,139

Impaired Loans

The following is a summary of information relating to impaired loans at June 30, 2011:

(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$112	$136	$-	$118	$1
Commercial real estate – construction	12,083	24,460	-	13,143	14
Commercial real estate – other	8,189	8,769	-	8,385	98
Residential – prime	10,844	13,433	-	11,412	47
Residential – subprime	1,137	1,297	-	1,511	15
HELOC	561	722	-	697	6

With an allowance recorded:
Commercial	150	150	7	150	5
Commercial real estate – construction	-	-	-	-	-
Commercial real estate – other	492	492	22	493	15
Residential – prime	-	-	-	-	-

Total:
Commercial	$262	$286	$7	$268	$6
Commercial real estate – construction	12,083	24,460	-	13,143	14
Commercial real estate – other	8,681	9,261	22	8,878	113
Residential – prime	10,844	13,433	-	11,412	47
Residential – subprime	1,137	1,297	-	1,511	15
HELOC	561	722	-	697	6
Totals	$33,568	$49,459	$29	$35,909	$201

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9- Loans Receivable - continued

The following is a summary of information relating to impaired loans at December 31, 2010:

(Dollars in thousands)		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial	$538	$539	$-	$365	$10
Commercial real estate – construction	12,908	22,552	-	19,163	398
Commercial real estate – other	7,393	7,885	-	7,892	356
Residential – prime	9,363	11,377	-	10,935	143
Residential – subprime	1,189	1,229	-	1,163	31
HELOC	54	71	-	71	1

With an allowance recorded:
Commercial	152	152	7	157	11
Commercial real estate – construction	4,522	4,743	229	4,689	2
Commercial real estate – other	1,600	1,601	142	1,615	96
Residential – prime	1,666	1,667	336	1,681	49

Total:
Commercial	$690	$691	$7	$522	$21
Commercial real estate – construction	17,430	27,295	229	23,852	400
Commercial real estate – other	8,993	9,486	142	9,507	452
Residential – prime	9,363	11,377	-	10,935	143
Residential – subprime	2,855	2,896	336	2,844	80
HELOC	54	71	-	71	1
Totals	$39,385	$51,816	$714	$47,731	$1,097

Modifications

The following is a summary of information relating to modifications and troubled debt restructurings (“TDRs”) at June 30, 2011:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(Dollars in thousands)	Contracts	Investments	Investments
Troubled debt restructuring:
Commercial	1	$149	$149
Commercial real estate – construction	7	7,008	7,008
Commercial real estate – other	7	3,228	3,228
Residential – prime	8	6,387	6,387
Residential – subprime	3	442	442
Total	26	$17,214	$17,214

Troubled debt restructuring that subsequently defaulted	Number of Contracts	Recorded Investment
Commercial real estate – construction	3	$2,199
Commercial real estate – other	2	$1,218
Residential – prime	3	$4,428

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9- Loans Receivable - continued

The following is a summary of information relating to modifications and troubled debt restructurings at December 31, 2010:

		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
(Dollars in thousands)	Contracts	Investments	Investments
Troubled debt restructuring:
Commercial	1	$152	$152
Commercial real estate – construction	5	2,756	2,756
Commercial real estate – other	4	2,998	2,998
Residential – prime	8	7,237	7,237
Residential – subprime	2	790	790
Total	20	$13,933	$13,933

Troubled debt restructuring that subsequently defaulted	Number of Contracts	Recorded Investment
Commercial real estate – construction	3	$2,199
Commercial real estate - other	2	$1,426
Residential – prime	3	$2,898

The following is a summary of information pertaining to TDRs:
(Dollars in thousands)	June 30, 2011	December 31, 2010
Nonperforming TDRs	$15,879	$10,122
Performing TDRs:
Commercial	$149	$152
Commercial real estate - construction	141	378
Residential	1,045	3,281
Total performing TDRs	$1,335	$3,811
Total TDRs	$17,214	$13,933

Analysis of Past Due Loans Receivable

The following is a summary of information relating to analysis of past due loans receivable at June 30, 2011:
							Recorded
(Dollars in thousands)			Greater			Total	Investment
	30 – 59 days	60 – 89 days	Than	Total		Loans	> 90 days and
	Past Due	Past Due	90 days	Past Due	Current	Receivable	Accruing
Commercial	$300	$41	$112	$453	$43,883	$44,336	$-
Commercial RE - Construction	655	271	11,601	12,527	54,547	68,095	1,021
Commercial RE – Other	589	446	7,982	9,017	153,810	162,827	-
Residential – prime	719	370	9,782	10,871	111,264	122,235	100
Residential - subprime	48	-	680	728	4,486	5,214	-
HELOC	425	-	150	575	38,852	39,427	-
Consumer – OD Protection	-	-	-	-	1,164	1,164	-
Consumer – Other	32	26	-	58	4,281	4,339	-
Total	$2,768	$1,154	$30,307	$34,229	$412,287	$447,637	$1,121

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9- Loans Receivable - continued

The following is a summary of information relating to analysis of past due loans receivable at December 31, 2010:

							Recorded
(Dollars in thousands)			Greater			Total	Investment
	30 – 59 days	60 – 89 days	Than	Total		Loans	> 90 days and
	Past Due	Past Due	90 days	Past Due	Current	Receivable	Accruing
Commercial	$255	$14	$44	$313	$50,799	$51,112	$-
Commercial RE - Construction	76	-	14,615	14,691	65,071	79,762	-
Commercial RE – Other	223	233	2,198	2,654	159,053	162,367	660
Residential – prime	146	302	9,180	9,628	122,934	132,944	382
Residential - subprime	164	-	398	562	4,112	4,674	-
HELOC	-	113	54	167	42,000	42,167	-
Consumer – OD Protection	5	-	-	5	1,223	1,228	-
Consumer – Other	16	-	-	16	5,123	5,139	-
Total	$885	$662	$26,489	$28,036	$450,315	$479,393	$1,042

Loans Receivable on Nonaccrual Status

The following is a summary of information relating to loans receivable on nonaccrual status for the periods ended June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Commercial	$112	$44
Commercial RE - Construction	11,943	14,615
Commercial RE – Other	7,994	2,198
Residential – prime	10,360	8,553
Residential - subprime	976	1,025
HELOC	561	54
Total	$31,946	$26,489

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

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10– Other Real Estate Owned

The Bank possessed $13,146,000 in other real estate owned at June 30, 2011.  Transactions in other real estate owned for the periods ended June 30, 2011 and December 31, 2010 are summarized below:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Balance, beginning of period	$13,496	$7,165
Additions	1,437	16,460
Sales	(1,197)	(8,938)
Write downs	(590)	(1,191)
Balance, end of period	$13,146	$13,496

The following is a summary of information relating to analysis of other real estate owned at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Construction, land development and other land	$12,487	$12,111
Commercial RE – Other	340	1,020
Residential	319	365
Total	$13,146	$13,496

Note 11 – Fair Value of Financial Instruments

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
(Unaudited)

Note 11 – Fair Value Of Financial Instruments - continued

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

The carrying values and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and due from banks	$10,389	$10,389	$9,315	$9,315
Interest-bearing deposit accounts	65,840	65,840	27,860	27,860
Securities available-for-sale	55,257	55,257	74,025	74,025
Nonmarketable equity securities	8,773	8,773	9,626	9,626
Cash surrender value of life insurance	17,742	17,742	17,397	17,397
Loans and loans held for sale	449,800	450,190	484,909	483,885
Accrued interest receivable	1,803	1,803	2,289	2,289

Financial Liabilities:
Demand deposit, interest bearing
transaction, and savings accounts	$347,542	$347,542	$341,994	$341,994
Certificates of deposit and other time deposits	127,074	127,422	153,188	154,187
Advances from the Federal Home Loan Bank	95,400	100,338	95,400	100,753
Junior subordinated debentures	10,310	10,310	10,310	10,422
Accrued interest payable	527	527	708	708

	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	$49,204	$-	$49,961	$-
Letters of credit	1,520	-	1,647	-

COMMUNITY CAPITAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 11 – Fair Value Of Financial Instruments - continued

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
(Unaudited)

Note 11 – Fair Value Of Financial Instruments - continued

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.
June 30, 2011	Quoted market price in active markets	Significant other observable inputs	Significant unobservable inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$-	$46,734	$-
State and municipal obligations	-	8,523
Available-for-sale securities	-	55,257	-
Loans held for sale	-	2,163	-
Total	$-	$57,420	$-

December 31, 2010
(Dollars in thousands)
Mortgage-backed securities	$-	$63,229	$-
State and municipal obligations	-	10,796	-
Available-for-sale securities	-	74,025	-
Loans held for sale	-	5,516	-
Total	$-	$79,541	$-

There were no liabilities measured at fair value on a recurring basis for the periods ended June 30, 2011 and December 31, 2010.

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

COMMUNITY CAPITAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 11 – Fair Value Of Financial Instruments - continued

June 30, 2011	Quoted market price in active markets	Significant other observable inputs	Significant unobservable inputs
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)
Other real estate owned	$-	$9,483	$3,663
Impaired loans	-	31,926	1,613
Total	$-	$41,409	$5,276
December 31, 2010
(Dollars in thousands)
Other real estate owned	$-	$8,781	$4,715
Impaired loans	-	35,498	3,173
Total	$-	$44,279	$7,888

There were no liabilities measured at fair value on a nonrecurring basis for the periods ended June 30, 2011 and December 31, 2010.

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

These risks are exacerbated by the developments over the past few years in national and international financial markets, and we are unable to predict what effect these uncertain market conditions will continue to have on our Company.  During 2008 and 2009, the capital and credit markets experienced unprecedented levels of extended volatility and disruption which continued to affect the Company in 2010 and 2011.  There can be no assurance that these unprecedented recent developments will not materially and adversely affect our business, financial condition and results of operations.

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

A number of tables are included to assist in the description of these measures.  For example, the “Average Balances” table shows the average balance for the three months ended June 30, 2011 and 2010 and for the six months ended June 30,  2011 and 2010 of each category of assets and liabilities, as well as the yield earned or the rate paid with respect to each category.  A review of this table show’s that our loans typically provide higher interest yields than do other types of interest-bearing assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio.  We also track the sensitivity of the various categories of assets and liabilities to changes in interest rates, and a table is included for explanation.  Finally, a number of tables are included that provide detail about our investment securities, loans, deposits and other borrowings.

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

For the foreseeable future, we do not intend to declare cash dividends.  We intend to retain earnings to grow our business and strengthen our capital base.  Future dividends are subject to the discretion of our board of directors and will depend on a number of factors, including future earnings, our financial condition, cash requirements, and general business conditions.  Our ability to distribute cash dividends will depend entirely upon CapitalBank’s ability to distribute dividends to the company.  As a state bank, CapitalBank is subject to legal limitations on the amount of dividends it is permitted to pay.  In addition, the Written Agreement prohibits us and CapitalBank from declaring or paying dividends, without the prior written approval of the Federal Reserve Bank of Richmond and the S.C. Board, respectively.  Furthermore, neither us nor CapitalBank may declare or pay a cash dividend on any of its capital stock if we are insolvent or if the payment of the dividend would render us as insolvent or unable to pay our obligations as they become due in the ordinary course of business.

As of June 30, 2011, we had total consolidated assets of approximately $637 million, total deposits of approximately $475 million, total consolidated liabilities, including deposits, of approximately $588 million, and total consolidated shareholders’ equity of approximately $49 million. While the majority of our loan portfolio continues to perform well, real estate, construction and land development portion of our portfolio has been negatively impacted by current economic climate and the deterioration in the residential real estate sector. We continue to actively manage our non-performing assets and we may sell assets and take advantage of other market opportunities to dispose of problem assets. Recently, we have emphasized cost controls throughout our organization, which have been an important focus as economic growth has slowed.

On March 30, 2011, we entered into an Agreement and Plan of Merger with Park Sterling Corporation ("Park Sterling") pursuant to which our Company will merge with  and into Park Sterling, with Park Sterling as the surviving entity, in a cash and stock transaction valued at approximately $32.4 million (based on the closing price of Company stock on March 29, 2011).  The transaction value will change due to fluctuations in the price of Park Sterling common stock.  Under the terms of the Merger Agreement, our shareholders will receive for each share of common stock owned one of the following:  (i) $3.30 in cash; or (ii) 0.6667 of a share of Park Sterling common stock.  In total, 60% of our outstanding shares of common stock will be exchanged for shares of Park Sterling common stock and 40% of our outstanding shares of common stock will be exchanged for cash.  The merger is currently expected to be completed in the late third or early fourth quarter of 2011, pending receipt of the approval of our shareholders.  We have already received regulatory approvals from the federal and state banking regulatory authorities.  The merger agreement also provides that we must pay to Park Sterling a cash fee of $2,000,000 and up to $500,000 in respect of Park Sterling’s legal and due diligence expenses if the merger agreement is terminated under certain conditions.

Regulatory Considerations

In October 2009, the Federal Reserve Bank of Richmond conducted its safety and soundness examination of CapitalBank. Since receiving the Federal Reserve Bank of Richmond’s report of examination in October 2009, which was based on CapitalBank’s financial statements as of June 30, 2009 and loan data as of September 15, 2009, CapitalBank has been actively addressing the concerns raised in the report and as a result has improved its financial condition materially since the examination date. Although CapitalBank has materially improved its financial condition since the Federal Reserve Bank of Richmond’s October 2009 examination and remained well capitalized as of June 30, 2010, we entered into the Written Agreement with the Federal Reserve Bank of Richmond and the S.C. Board on July 28, 2010 to ensure that certain requirements imposed by the Federal Reserve Bank of Richmond are fully addressed by CapitalBank.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

The Written Agreement requires CapitalBank to take certain actions to continue to address concerns raised in the examination. A summary of the material requirements of the Written Agreement and CapitalBank’s status on complying with the Written Agreement is as follows:
Requirements of the Written Agreement	CapitalBank’s Compliance Status

Submit to the Federal Reserve Bank of Richmond and the S.C. Board, by September 26, 2010, an enhanced written plan to strengthen CapitalBank’s credit risk management practices that must include (a) periodic review and revision of risk exposure limits to address changes in market conditions, (b) strategies to minimize credit losses and reduce the level of problem assets, (c) enhancement of risk rating of loans to ensure changes to individual ratings are adequately supported and (d) reducing the level of commercial real estate concentrations and timeframes for achieving the reduced levels.
CapitalBank submitted a plan to strengthen its credit risk management practices to the Federal Reserve Bank of Richmond and the S.C. Board on August 26, 2010.

Submit to the Federal Reserve Bank of Richmond and the S.C. Board, by September 26, 2010, an enhanced written lending and credit administration program that must include (a) underwriting standards that require documented analyses of a borrower’s and guarantor’s cash flow, including any contingent liabilities, (b) enhancement of policies and procedures relating to the acquisition, management and disposition of OREO, including bank-financed disposition, and (c) the appropriate accounting treatment for costs incurred in connection with the maintenance of collateral.
CapitalBank submitted an enhanced written lending and credit administration program to the Federal Reserve Bank of Richmond and the S.C. Board on August 26, 2010.

Not extend, renew or restructure any credit to or for the benefit of any borrower, including any related interest of the borrower, whose loans or other extensions of credit are criticized in the October 2009 report of examination or in any subsequent report of examination, without the prior approval of a majority of CapitalBank’s board of directors or a designated committee thereof.
CapitalBank believes that it has complied with this provision of the Written Agreement.

Submit to the Federal Reserve Bank of Richmond and the S.C. Board, by September 26, 2010, a written plan designed to improve CapitalBank’s position through repayment, amortization, liquidation, additional collateral or other means on OREO, and each loan, relationship or other asset in excess of $750,000 that are past due as to principal or interest more than 90 days as of the date of the Written Agreement, are on CapitalBank’s problem loan list or were adversely classified in the October 2009 report of examination.
CapitalBank has developed a written plan designed to reduce classified assets, and CapitalBank submitted its plan to the Federal Reserve Bank of Richmond and the S.C. Board on August 26, 2010.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued
Submit to the Federal Reserve Bank of Richmond and the S.C. Board, within 30 days of the date that any additional OREO or loan, relationship or other asset in excess of $750,000 becomes past due as to principal or interest for more than 90 days, is on CapitalBank’s problem loan list or is adversely classified in any subsequent report of examination, a written plan to improve CapitalBank’s position on such loan, relationship or asset.
CapitalBank believes that it has complied with this provision of the Written Agreement.

Submit to the Federal Reserve Bank of Richmond and the S.C. Board, within 30 days after the end of each calendar quarter, a written progress report to update each asset improvement plan, which must include the carrying value of the loan or other asset and changes in the nature and value of supporting collateral, along with a copy of CapitalBank’s current problem loan list, a list of all loan renewals and extensions without full collection of interest in the last quarter and past due/nonaccrual reports.

CapitalBank has submitted to the Federal Reserve Bank of Richmond and the S.C. Board quarterly progress reports updating each asset improvement plan. As a result, CapitalBank believes that it has complied with this provision of the Written Agreement.

Eliminate, by August 7, 2010, from CapitalBank’s books, by charge-off or collection, all assets or portions of assets classified “loss” in the October 2009 report of examination that have not been previously collected in full or charged off, and, thereafter, within 30 days from the receipt of any federal or state report of examination, charge off all assets classified “loss” unless otherwise approved in writing by the Federal Reserve Bank of Richmond and the S.C. Board.
CapitalBank believes that it has complied with this provision of the Written Agreement.

Review and revise CapitalBank’s ALLL methodology consistent with relevant supervisory guidance and the findings and recommendations regarding the ALLL set forth in the October 2009 report of examination, and, by September 26, 2010, submit a description of the revised methodology to the Federal Reserve Bank of Richmond and the S.C. Board.
CapitalBank revised its ALLL methodology and submitted the revised methodology to the Federal Reserve Bank of Richmond and the S.C. Board on August 26, 2010.

Submit to the Federal Reserve Bank of Richmond and the S.C. Board, by September 26, 2010, a written program for the maintenance of an adequate ALLL, which must provide for a review of the ALLL by the CapitalBank board of directors on at least a quarterly calendar basis, and submit to the Federal Reserve Bank of Richmond and the S.C. Board, within 30 days after the end of each calendar quarter, a written report regarding the board of directors’ quarterly review of the ALLL and a description of any changes to the methodology used in determining the amount of the ALLL for that quarter.
CapitalBank believes that it has complied with this provision of the Written Agreement.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued
Submit to the Federal Reserve Bank of Richmond and the S.C. Board, by September 26, 2010, a joint written plan of Community Capital and CapitalBank to maintain sufficient capital at Community Capital, on a consolidated basis, and at CapitalBank, as a separate legal entity on a stand-alone basis; and notify the Federal Reserve Bank of Richmond and the S.C. Board, no more than 30 days after the end of any calendar quarter, if Community Capital’s consolidated capital ratios, or the Bank’s capital ratios (total risk-based, Tier 1 risk-based or leverage), fall below the approved capital plan’s minimum ratios.

CapitalBank submitted a joint plan to maintain sufficient capital at Community Capital, on a consolidated basis, and at CapitalBank, as a separate entity on a stand-alone basis, to the Federal Reserve Bank of Richmond and the S.C. Board on August 26, 2010. CapitalBank believes that it has complied with this provision of the Written Agreement.

Submit to the Federal Reserve Bank of Richmond and the S.C. Board, by September 26, 2010, a revised written liquidity policy that includes the establishment of an appropriate minimum liquidity ratio.	CapitalBank submitted a revised written liquidity policy to the Federal Reserve Bank of Richmond and the S.C. Board on August 26, 2010.

Submit to the Federal Reserve Bank of Richmond and the S.C. Board, by September 26, 2010, a revised written contingency funding plan that includes adverse scenario planning and identifies and quantifies available sources of liquidity for each scenario.
CapitalBank submitted a revised written contingency funding plan to the Federal Reserve Bank of Richmond and the S.C. Board on August 26, 2010.

Submit to the Federal Reserve Bank of Richmond and the S.C. Board, by October 26, 2010, a written business plan for the remainder of 2010 to improve CapitalBank’s earnings and overall condition.	CapitalBank submitted a business plan for the remainder of 2010 to the Federal Reserve Bank of Richmond and the S.C. Board on August 26, 2010.

Submit to the Federal Reserve Bank of Richmond and the S.C. Board, at least 30 days prior to the beginning of each calendar year during the term of the Written Agreement, a business plan and budget for the upcoming calendar year.
CapitalBank submitted a business plan for the year ending December 31, 2011 to the Federal Reserve Bank of Richmond and the S.C. Board on October 28, 2010.

Not declare or pay any dividends without the prior written approval of the Federal Reserve Bank of Richmond, the Director of the Division of Banking Supervision and Regulation of the Board of Governors (Director), and, as to CapitalBank, the S.C. Board; not directly or indirectly take any other form of payment representing a reduction in capital from CapitalBank without the prior written approval of the Federal Reserve Bank of Richmond; and not make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Federal Reserve Bank of Richmond and the Director.
Community Capital and CapitalBank believe that they have complied with this provision of the Written Agreement.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Not, directly or indirectly, incur, increase or guarantee any debt without the prior written approval of the Federal Reserve Bank of Richmond, and not, directly or indirectly, purchase or redeem any shares of stock of Community Capital without the prior written approval of the Federal Reserve Bank of Richmond.
Community Capital and CapitalBank believe that they have complied with this provision of the Written Agreement.

Submit to the Federal Reserve Bank of Richmond and the S.C. Board, within 30 days after the end of each calendar quarter, joint written progress reports detailing the form and manner of all actions taken to secure compliance with the Written Agreement and the results thereof.
Community Capital and CapitalBank believe that they have complied with this provision of the Written Agreement.

The Written Agreement does not contain any provisions to increase capital and will not result in any change to financial results.  We intend to take all actions necessary to enable CapitalBank to comply with the requirements of the Written Agreement, and as of the date hereof CapitalBank has submitted all documentation required to the Federal Reserve Bank of Richmond and the S.C. Board. Nevertheless, there can be no assurance that CapitalBank will be able to fully comply with the provisions of the Written Agreement, and the determination of CapitalBank’s compliance will be made by the Federal Reserve Bank of Richmond and the S.C. Board. If CapitalBank is unable to comply with the requirements of the Written Agreement, it could be subject to further regulatory action by the Federal Reserve Bank of Richmond and the S.C. Board.

Financial Condition

The following is a discussion of our financial condition as of June 30, 2011 compared to December 31, 2010 and the results of operations for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010.  We encourage you to read this discussion and analysis in conjunction with our financial statements and the other statistical information included in this Quarterly Report.

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

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition of the issuer, the outlook for receiving the contractual cash flows of the investments, and anticipated outlook for changes in the general level of interest rates, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that the Company will be required to sell the debt security prior to recovering its fair value.

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

Recent Developments - continued

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

o
Eliminate the Office of Thrift Supervision (“OTS”) on July 21, 2011. On that date, the Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, became the primary federal regulator for federal thrifts.  In addition, on that date, the Federal Reserve began supervising and regulating all savings and loan holding companies that were formerly regulated by the OTS.

•
On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”).  The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. On December 21, 2010, the U.S. Treasury published the application form, term sheet and other guidance for participation in the SBLF.  Under the terms of the SBLF, the Treasury will purchase shares of senior preferred stock from banks, bank holding companies, and other financial institutions that will qualify as Tier 1 capital for regulatory purposes and rank senior to a participating institution’s common stock. The application deadline for participating in the SBLF is May 16, 2011. Based on the program criteria, we did not apply to participate in the SBLF.

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

•
In June 2011, the Federal Reserve Board approved a final debit card interchange rule in accordance with the Dodd-Frank Act.  The final rule caps an issuer's base fee at 21 cents per transaction and allows an additional five basis point charge per transaction to help cover fraud losses.  Although the rule technically does not apply to institutions with less than $10 billion in assets,  such as CapitalBank, there is concern that the price controls may harm community banks, which could be pressured by the marketplace to lower their own interchange rates.

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

	Average Balances, Income and Expenses, and Rates
	For the Three Months Ended
	June 30, 2011			June 30, 2010
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets:
Earning Assets:
Loans(2)(4)	$459,243	5,874	5.13%	$538,676	7,350	5.47%
Securities, taxable(3)	52,088	331	2.55%	52,272	481	3.69%
Securities, nontaxable(3)(4)	8,528	124	5.83%	14,260	211	5.93%
Nonmarketable equity securities	9,047	40	1.77%	10,387	35	1.35%
Fed funds sold and other	60,011	37	0.25%	78,844	39	0.20%
Total earning assets	588,917	6,406	4.36%	694,439	8,116	4.69%
Non-earning assets	56,808			57,612
Total assets	$645,725			$752,051

Liabilities:
Interest bearing liabilities:
Interest bearing transaction accounts	197,047	391	0.80%	202,858	579	1.14%
Savings accounts	43,692	70	0.64%	45,383	144	1.27%
Time deposits	131,894	373	1.13%	232,747	1,250	2.15%
Federal Home Loan Bank borrowings	95,400	825	3.47%	95,400	826	3.47%
Junior subordinated debentures	10,310	171	6.65%	10,310	186	7.24%
Total interest bearing liabilities	478,343	1,830	1.53%	586,698	2,985	2.04%
Non-interest bearing liabilities	117,948			109,890
Shareholders’ equity	49,434			55,463
Total liabilities and shareholders’ equity	$645,725			$752,051
Net interest spread			2.83%			2.65%
Net interest income/margin		$4,576	3.12%		$5,131	2.96%
---------------
(1)	Annualized for the three month period.
(2)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(3)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(4)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Net Interest Income– continued

The tax-effected net interest spread and net interest margin were 2.83% and 3.12%, respectively, for the three month period ended June 30, 2011, compared to 2.65% and 2.96% for the three month period ended June 30, 2010.  During the three months ended June 30, 2011, earning assets averaged $588,917,000, compared to $694,439,000 for the three months ended June 30, 2010.  Interest earning assets exceeded interest earning liabilities by $110,574,000, and $107,741,000 for the three month periods ended June 30, 2011 and June 30, 2010, respectively.

For the three months ended June 30, 2011, our tax-effected net interest income, the major component of our net income, was $4,576,000 compared to $5,131,000 for the same period of 2010, a decrease of $555,000 or 10.82%.  The decline in net interest income is a result of a decline in volume of earning assets and the movement of assets on the balance sheet out of higher yielding loans in to lower yielding, more liquid investments and interest bearing bank balances.  The average rate realized on interest-earning assets decreased to 4.36% from 4.69%, while the average rate paid on interest-bearing liabilities also decreased to 1.53% from 2.04% for the three month periods ended June 30, 2011 and 2010, respectively.

Our tax-effected interest income for the three months ended June 30, 2011 was $6,406,000, which consisted of $5,874,000 on loans, $495,000 on investments, and $37,000 on federal funds sold and interest bearing deposits with correspondent banks.  The tax-effected income for the three months ended June 30, 2010 was $8,116,000, which consisted of $7,350,000 on loans, $727,000 on investments, and $39,000 on federal funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the three months ended June 30, 2011 and June 30, 2010, represented 91.69% and 90.56%, respectively, of total interest income.  Average loans represented 77.98% and 77.57% of average earning assets for the three month periods ended June 30, 2011 and June 30, 2010, respectively.

Interest expense for the three months ended June 30, 2011 was $1,830,000, which consisted of $834,000 related to deposits and $996,000 related to other borrowings.  Interest expense for the three months ended June 30, 2010 was $2,985,000, which consisted of $1,973,000 related to deposits and $1,012,000 related to other borrowings.  Interest expense on deposits for the three months ended June 30, 2011 and June 30, 2010 represented 45.57% and 66.10%, respectively, of total interest expense.  Average interest bearing deposits represented 77.90% and 81.98% of average interest bearing liabilities for the three months ended June 30, 2011 and June 30, 2010, respectively.

	Average Balances, Income and Expenses, and Rates
	For the Six Months Ended
	June 30, 2011			June 30, 2010
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets:
Earning Assets:
Loans(2)(4)	$467,570	12,284	5.30%	$549,403	14,857	5.45%
Securities, taxable(3)	57,329	696	2.45%	53,477	1,017	3.84%
Securities, nontaxable(3)(4)	9,462	275	5.86%	15,039	446	5.98%
Nonmarketable equity securities	9,270	82	1.78%	10,328	66	1.29%
Fed funds sold and other	45,938	53	0.23%	61,502	60	0.20%
Total earning assets	589,569	13,390	4.58%	689,749	16,446	4.81%
Non-earning assets	58,471			61,167
Total assets	$648,040			$750,916

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Net Interest Income– continued

Liabilities:
Interest bearing liabilities:
Interest bearing transaction accounts	194,789	786	0.81%	196,679	1,131	1.16%
Savings accounts	43,256	152	0.71%	44,286	282	1.28%
Time deposits	139,053	899	1.30%	235,145	2,491	2.14%
Federal Home Loan Bank borrowings	95,400	1,641	3.47%	95,400	1,648	3.48%
Junior subordinated debentures	10,310	365	7.14%	10,310	365	7.14%
Total interest bearing liabilities	482,808	3,843	1.61%	581,820	5,917	2.05%
Non-interest bearing liabilities	115,990			114,163
Shareholders’ equity	49,242			54,933
Total liabilities and shareholders’ equity	$648,040			$750,916
Net interest spread			2.97%			2.76%
Net interest income/margin		$9,547	3.27%		$10,529	3.08%
 ---------------
(1)	Annualized for the six month period.
(2)	The effect of loans in nonaccrual status and fees collected is not significant to the computations. All loans and deposits are domestic.
(3)	Average investment securities exclude the valuation allowance on securities available-for-sale.
(4)	Fully tax-equivalent basis at 38% tax rate for nontaxable securities and loans.

The tax-effected net interest spread and net interest margin were 2.97% and 3.27%, respectively, for the six month period ended June 30, 2011, compared to 2.76% and 3.08% for the six month period ended June 30, 2010.  During the six months ended June 30, 2011, earning assets averaged $589,569,000, compared to $689,749,000 for the six months ended June 30, 2010.  Interest earning assets exceeded interest earning liabilities by $106,761,000, and $107,929,000 for the six month periods ended June 30, 2011 and June 30, 2010, respectively.

For the six months ended June 30, 2011, our tax-effected net interest income, the major component of our net income, was $9,547,000 compared to $10,529,000 for the same period of 2010, a decrease of $982,000 or 9.33%.  The decline in net interest income is a result of a decline in volume of earning assets and the movement of assets on the balance sheet out of higher yielding loans in to lower yielding, more liquid investments and interest bearing bank balances.   The average rate realized on interest-earning assets decreased to 4.58% from 4.81%, and the average rate paid on interest-bearing liabilities decreased to 1.61% from 2.05% for the six month periods ended June 30, 2011 and 2010, respectively.

Our tax-effected interest income for the six months ended June 30, 2011 was $13,390,000, which consisted of $12,284,000 on loans, $1,053,000 on investments, and $53,000 on federal funds sold and interest bearing deposits with correspondent banks.  The tax-effected income for the six months ended June 30, 2010 was $16,446,000, which consisted of $14,857,000 on loans, $1,529,000 on investments, and $60,000 on fed funds sold and interest bearing deposits with correspondent banks.  Interest on loans for the six months ended June 30, 2011 and June 30, 2010, represented 91.74% and 90.34%, respectively, of total interest income.  Average loans represented 79.31% and 76.65% of average earning assets for the six month periods ended June 30, 2011 and June 30, 2010, respectively.

Interest expense for the six months ended June 30, 2011 was $3,843,000, which consisted of $1,837,000 related to deposits and $2,006,000 related to other borrowings.  Interest expense for the six months ended June 30, 2010 was $5,917,000, which consisted of $3,904,000 related to deposits and $2,013,000 related to other borrowings.  Interest expense on deposits for the six months ended June 30, 2011 and June 30, 2010 represented 47.80% and 65.98%, respectively, of total interest expense.  Average interest bearing deposits represented 78.11% and 81.83% of average interest bearing liabilities for the six months ended June 30, 2011 and June 30, 2010, respectively.

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
	Three Months Ended
	June 30, 2011 vs. 2010			June 30, 2010 vs. 2009
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Earning Assets
Loans	$(1,036)	$(440)	$(1,476)	$(1,203)	$143	$(1,060)
Securities, taxable	(2)	(148)	(150)	109	(146)	(37)
Securities, nontaxable	(83)	(4)	(87)	(162)	(20)	(182)
Nonmarketable equity securities	(5)	10	5	44	(40)	4
Federal funds sold and other	(10)	8	(2)	28	4	32
Total interest income	(1,136)	(574)	(1,710)	(1,184)	(59)	(1,243)

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	(17)	(171)	(188)	26	224	250
Savings accounts	(5)	(69)	(74)	24	(42)	(18)
Time deposits	(419)	(458)	(877)	193	(275)	(82)
Total interest-bearing deposits	(441)	(698)	(1,139)	243	(93)	150
Other short-term borrowings	-	-	-	(12)	(12)	(24)
Federal Home Loan Bank advances	-	-		(393)	(240)	(633)
Junior subordinate debt	-	(15)	(15)	-	9	9
Total interest expense	(441)	(713)	(1,154)	(162)	(336)	(498)
Net interest income	$(695)	$139	$(556)	$(1,022)	$277	$(745)
-------------------------
(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Net Interest Income– continued

	Six Months Ended
	June 30, 2011 vs. 2010			June 30, 2010 vs. 2009
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume (1)	Rate (1)	Total	Volume (1)	Rate (1)	Total
Earning Assets
Loans	$(2,160)	$(413)	$(2,573)	$(2,234)	$184	$(2,050)
Securities, taxable	69	(390)	(321)	198	(314)	(116)
Securities, nontaxable	(162)	(9)	(171)	(347)	(53)	(400)
Nonmarketable equity securities	(7)	23	16	85	(80)	5
Federal funds sold and other	(17)	10	(7)	48	4	52
Total interest income	(2,277)	(779)	(3,056)	(2,250)	(259)	(2,509)

Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	(11)	(334)	(345)	(4)	516	512
Savings accounts	(7)	(123)	(130)	48	(96)	(48)
Time deposits	(815)	(777)	(1,592)	507	(731)	(224)
Total interest-bearing deposits	(833)	(1,234)	(2,067)	551	(311)	240
Other short-term borrowings	-	-	-	(29)	(29)	(58)
Federal Home Loan Bank advances	-	(7)	(7)	(855)	(413)	(1,268)
Junior subordinate debt	-	-	-	-	6	6
Total interest expense	(833)	(1,241)	(2,074)	(333)	(747)	(1,080)
Net interest income	$(1,444)	$462	$(982)	$(1,917)	$488	$(1,429)
-------------------------
(1)	Volume-rate changes have been allocated to each category based on the percentage of the total change.

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

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses – continued

In determining our allowance for loan loss, we regularly reviews loans for specific and impaired reserves based on the appropriate impairment assessment methodology.  Pooled reserves are determined using historical loss trends measured over a four quarter rolling average applied to risk rated loans grouped by Federal Financial Examination Council (FFIEC) call code and segmented by impairment status.  The pooled reserves are calculated by applying the appropriate historical loss ratio to the loan categories.  Impaired loans greater than a minimum threshold established by management are excluded from this analysis.  The sum of all such amounts determines our pooled reserves.

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

After risk grading each loan, we then segments the portfolio by FFIEC call code groupings, separating out substandard or impaired loans.  The remaining loans are grouped into “performing loan pools.”  The loss history for each performing loan pool is measured over an eight quarter rolling average to create a loss factor.  The loss factor is then applied to the pool balance and the reserve per pool calculated.  Loans deemed to be substandard but not impaired are segregated and a loss factor is applied to this pool as well.  Finally, impaired loans are segmented based upon size; smaller impaired loans are pooled and loss factor applied, while larger impaired loans are assessed individually using the appropriate impairment measuring methodology.

In developing its ASC 450-20 general reserve estimate, we have segmented the loan portfolio into 12 risk categories:

•	installment loans
•	home equity lines of credit
•	DDA overdraft loans
•	cash secured loans
•	mortgage loans for resale
•	1-4 family residential loans
•	1-4 family residential construction loans
•	commercial real estate loans including (other construction and land loans, multi-family, commercial real estate owner-occupied, commercial real estate other and commercial and farm land)

Loss experience on each of the risk categories is compiled over the previous four quarters (or 12 months).  Each of the segments of the loan portfolio is analyzed for historical loss percentages.  CapitalBank then applies the results generated from the four quarter loss history analysis to each of these segments.  When a particular loan is identified as impaired, it is removed from the corresponding segment and individually analyzed and measured for specific reserve allocation.

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

Certain problem loans are reviewed individually for impairment.  An impaired loan may not represent an expected loss; however a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.  In determining if a loan is impaired, the Bank considers all non-accrual loans, loans whose terms are modified in a troubled debt restructuring, and any other loan that is individually evaluated and determined to be impaired based on risk ratings and loan amounts of certain segments of the Bank’s loan portfolio.  If a loan is individually evaluated and identified as impaired, it is measured by using either the fair value of the collateral, less expected costs to sell, present value of expected future cash flows, discounted at the loans effective interest rate, or observable market price of the loan.  Management chooses a method on a loan-by-loan basis.  Measuring impaired loans requires judgment and estimates and the eventual outcomes may differ from those estimates.  At June 30, 2011, impaired loans totaled $33.6 million, all of which are valued on a nonrecurring basis at the lower of cost or market value of the underlying collateral.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses – continued

Total provision expense for the three months ended June 30, 2011 was $1,750,000, compared to $2,000,000 for the three months ended June 30, 2010.  Total provision expense for the six months ended June 30, 2011 was $2,750,000, compared to $3,600,000 for the six months ended June 30, 2010.  The allowance for loan losses was 3.26% of total loans at June 30, 2011, compared to 2.53% at June 30, 2010.

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

Activity in the Allowance for Loan Losses is as follows:

	June 30,
	2011	2010
Gross loans outstanding, end of period	$447,637	$521,486
Average loans outstanding	$467,570	$549,403
Balance, January 1,	$17,165	$14,160
Provision for loan losses for the period	2,350	3,600
Charge-offs:
Commercial and agricultural	392	35
Real estate – construction	3,034	1,670
Real estate – mortgage	1,301	2,694
Home equity	238	347
Consumer installment and other	9	24
Total charge-offs	$4,974	$4,770
Recoveries:
Commercial and agricultural	11	1
Real estate – construction	1	168
Real estate – mortgage	34	5
Home equity	4	2
Consumer installment and other	7	11
Total recoveries	57	187
Net charge-offs	$4,917	$4,583
Balance, end of period	$14,598	$13,177

Allowance for loan losses to loans outstanding	3.26%	2.53%

Net charge-offs to average loans	1.05%	0.84%

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses – continued

Allocation of the Allowance for Loan Losses

The following table presents the allocation of the allowance for loan losses by category.

	June 30, 2011		June 30, 2010
	Amount	%	Amount	%

Commercial	$648	4.44%	$136	1.03%
Commercial real estate – construction	7,349	50.34%	2,446	18.56%
Commercial real estate – other	1,178	8.07%	139	1.06%
Consumer	21	0.15%	50	0.38%
Residential	2,152	14.74%	1,671	12.67%
HELOC	396	2.71%	501	3.80%
Unallocated	2,854	19.55%	8,234	62.50%
Total	$14,598	100.00%	$13,177	100.00%

Nonperforming Assets

The following table sets forth our nonperforming assets for the dates indicated.

(Dollars in thousands)	June 30,
	2011	2010
Nonaccrual loans	$31,946	$22,887
Other real estate owned	$13,146	$13,840
Total nonperforming assets	$45,092	$36,727

Loans 90 days or more past due and still accruing interest	$1,121	$1,252
Impaired loans still accruing interest	$1,622	$62,456
Troubled debt restructurings	$17,214	$16,645
Nonperforming assets to period end assets	7.08%	4.85%

When an asset is classified as non-performing, it is CapitalBank’s policy to perform an impairment analysis to determine its fair market value. Depending on the size of the transaction, CapitalBank uses appraisals (for transactions greater than $250,000) or internal evaluations (for transactions less than or equal to $250,000) to determine fair market value as soon as practical after the asset has been identified as non-performing. When performing an internal evaluation, comparable sales, tax assessed value, physical condition of the asset, surrounding neighborhood conditions and/or broker opinions may be used to further support the internal evaluation. In the case of third party appraisals, each appraisal’s assumptions and conclusions of value are reviewed in CapitalBank’s credit administration department and adjustments may be made to CapitalBank's loan loss allowance as deemed necessary to reflect any diminuition in the fair market value of the asset.

Accrual of interest is discontinued on a loan when CapitalBank believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that the collection of interest is doubtful.  A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due.  When a loan is placed in nonaccrual status, all interest that has been accrued on the loan but remains unpaid is reversed and deducted from current earnings as a reduction of reported interest income.  No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.  When a problem loan is finally resolved, CapitalBank may ultimately write-down or charge off the principal balance of the loan that would necessitate additional charges to earnings.  The additional interest income, which would have been recognized into earnings if CapitalBank’s nonaccrual loans had been current in accordance with their original terms, would have been $308,000 for the three months ended June 30, 2011 and $707,000 for the six months ended June 30, 2011.

Total nonperforming assets totaled $45.1 million at June 30, 2011 and $36.7 million at June 30, 2010.  This amount consists primarily of nonaccrual loans that totaled $31.9 million and $22.9 million at June 30, 2011 and 2010, respectively.  The increase in nonaccrual loans is primarily due to their migration into other real estate owned status and CapitalBank’s efforts of selling these assets.  Nonperforming assets were 10.07% of total loans at June 30, 2011.  The allowance for loan losses to period end nonperforming assets was 32.37% at June 30, 2011.  A significant portion, or 99.7%, of nonperforming loans at June 30, 2011 were secured by real estate.  Community Capital has evaluated the underlying collateral on these loans and believes that the collateral on these loans is sufficient to minimize future losses.  However, the recent downturn in the real estate market has resulted in increased loan delinquencies, defaults

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses – continued
and foreclosures, and Community Capital believes that these trends are likely to continue.  In some cases, this downturn has resulted in a significant impairment to the value of the collateral used to secure these loans and the ability to sell the collateral upon foreclosure.  These conditions have adversely affected CapitalBank’s loan portfolio.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values continue to decline, it is also more likely that CapitalBank would be required to increase its allowance for loan losses.  If during a period of reduced real estate values CapitalBank is required to liquidate the property collateralizing a loan to satisfy the debt or to increase the allowance for loan losses, this could materially reduce Community Capital’s profitability and adversely affect its financial condition.

Potential Problem Loans.  At June 30, 2011, through its internal review mechanisms, we had identified $15.2 million of criticized loans and $57.7 million of classified loans.  The results of this internal review process are the primary determining factor in CapitalBank’s assessment of the adequacy of the allowance for loan losses.

CapitalBank’s criticized loans decreased from $18.9 million at December 31, 2010 to $15.2 million at June 30, 2011.  Total classified loans increased from $56.6 million at December 31, 2010 to $57.7 million at June 30, 2011.  The aggregate $2.6 million decrease in criticized and classified loans from December 31, 2010 to June 30, 2011 were primarily due to real estate development and single family construction loans, all of which are secured by real estate.

The continued elevated level of criticized and classified loans is primarily due to the current economic downturn and related decline in demand for residential real estate.  As a result of the slowing demand, several real estate developers are having significant cash flow issues.  Furthermore, residential real estate values are declining further exacerbating these cash flow issues.

Impaired loans primarily consist of nonperforming loans and TDRs, but can include other loans identified by management as being impaired.  Historically, CapitalBank considered all loans identified as “substandard” assets to be “impaired” assets.  A regulatory external audit identified the need to separate these categories per the actual regulatory definition for each classification.  A bank asset may meet the definition of “substandard” while not also meeting the definition of “impaired.”  However, all assets meeting the definition of “impaired” are automatically “substandard.”  Accordingly, CapitalBank evaluated those loans identified as substandard and separated “substandard” assets from “substandard and impaired” assets.

We classify loans as TDRs when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers.  We only restructure loans for borrowers in financial difficulty that have designed a viable business plan to fully pay off all obligations, including outstanding debt, interest and fees, either by generating additional income from the business or through liquidation of assets.  Generally, these loans are restructured to provide the borrower additional time to execute upon their plans.  With respect to restructured loans, we grant concessions by (1) reduction of the stated interest rate for the remaining original life of the debt, or (2) extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk.  We do not generally grant concessions through forgiveness of principal or accrued interest.  Restructured loans where a concession has been granted through extension of the maturity date generally include extension of payments in an interest only period, extension of payments with capitalized interest and extension of payments through a forbearance agreement.  These extended payment terms are also combined with a reduction of the stated interest rate in certain cases.  Success in restructuring loans has been mixed but it has proven to be a useful tool in certain situations to protect collateral values and allow certain borrowers additional time to execute upon defined business plans.  In situations where a TDR is unsuccessful and the borrower is unable to follow through with terms of the restricted agreement, the loan is placed on nonaccrual status and continues to be written down to the underlying collateral value.  Our policy with respect to accrual of interest on loans restructured in a TDR follows relevant supervisory guidance.  That is, if a borrower has demonstrated performance under the previous loan terms and shows capacity to perform under the restructured loan terms; continued accrual of interest at the restructured interest rate is likely.  If a borrower was materially delinquent on payments prior to the restructuring but shows capacity to meet the restructured loan terms, the loan will likely continue as nonaccrual going forward.  Lastly, if the borrower does not perform under the restructured terms, the loan is placed on nonaccrual status.  We will continue to closely monitor these loans and will cease accruing interest on them if management believes that the borrowers may not continue performing based on the restructured note terms.  If, after previously being classified as a TDR, a loan is restructured a second time, then that loan is automatically placed on nonaccrual status.  Our policy with respect to nonperforming loans requires the borrower to make a minimum of six consecutive payments in accordance with the loan terms before that loan can be placed back on accrual status.  Further, the borrower must show capacity to continue performing into the future prior to restoration of accrual status.  To date, we have not restored any nonaccrual loan classified as a TDR to accrual status.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Provision and Allowance for Loan Losses – continued

The following is a summary of information pertaining to TDRs:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Nonperforming TDRs	$15,879	$10,122
Performing TDRs:
Commercial	$149	$152
Commercial real estate – construction	141	378
Residential	1,045	3,281
Total performing TDRs	$1,335	$3,811
Total TDRs	$17,214	$13,933

Noninterest Income

Total noninterest income for the six months ended June 30, 2011 was $4,095,000, a decrease of $1,709,000, or 29.44%, compared to $5,804,000 for the six months ended June 30, 2010, and was $1,980,000 for the three months ended June 30, 2011, a decrease of $472,000, or 19.25%, compared to the three months ended June 30, 2010.  Other operating income decreased $823,000, or 45.90%, to $970,000 for the six months ended June 30, 2011 compared to $1,793,000 for the six months ended June 30, 2010, primarily due to a payment of $912,000 we received during the first quarter of 2010 for the settlement of a lawsuit regarding the management of a participation loan.  Other operating income increased $46,000, or 10.48%, to $485,000 for the three months ended June 30, 2011 compared to $439,000 for the three months ended June 30, 2010.

We also recognized gains on the sale of securities available-for-sale in the amount of $375,000 for the six months ended June 30, 2011, compared to $1,265,000 in gains on the sale of securities available-for-sale for the six months ended June 30, 2010.  Gains on sale of securities available-for-sale were $152,000 for the three months ended June 30, 2011, compared to $582,000 for the three months ended June 30, 2010.

Service charges on deposit accounts decreased $220,000, or 22.61%, from the six months ended June 30, 2010 to the six months ended June 30, 2011 and $114,000, or 23.17%, from the three months ended June 30, 2010 to the three months June 30, 2011.  Gains on sales of loans held for sale increased $71,000, or 10.03%, from $708,000 to $779,000 for the six months ended June 30, 2011, compared to the six months ended June 30, 2010 and decreased $57,000, or 13.90%, from $410,000 to $353,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

The income from fiduciary activities increased $157,000, or 17.05%, from $921,000 for the six-month period ended June 30, 2010 to $1,078,000 for the six-month period ended June 30, 2011, and $99,000, or 22.05%, from $449,000 for the three-month period ended June 30, 2010 to $548,000 for the three-month period ended June 30, 2011.  The increase is primarily due to growth of new accounts as well as increased market value of assets under management.  Fees from brokerage services decreased $4,000, or 2.7%, from the six months ended June 30, 2010 to the six months ended June 30, 2011 and decreased $16,000, or 20.00%, for the three months ended June 30, 2011 from the three months ended June 30, 2010.

Noninterest Expense

Total noninterest expense for the first six months of 2011 was $10,265,000, a decrease of $329,000, or 3.31%, when compared to $9,936,000 for the first six months of 2010.  For the quarter ended June 30, 2011, noninterest expense was $5,267,000, an increase of $122,000, or 2.37%, over the comparable period of 2010.

The primary component of noninterest expense is salaries and benefits, which increased $90,000, or 1.83%, from $4,919,000 for the six months ended June 30, 2010 to $5,009,000 for the six months ended June 30, 2011, and decreased $42,000, or 1.69%, from $2,480,000 for the three months ended June 30, 2010 to $2,438,000 for the three months ended June 30, 2011.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Noninterest Expense - continued

We realized an increase in FDIC assessments of $158,000, or 21.79%, from $725,000 for the six-month period ended June 30, 2010 to $883,000 for the six-month period ended June 30, 2011.  The increase is primarily a result of increases in the FDIC insurance premiums due to the recession of the U.S. economy and failure of unaffiliated FDIC-insured depository institutions.  FDIC assessments increased $25,000, or 6.60%, from $379,000 for the three-month period ended June 30, 2010 to $404,000 for the three-month period ended June 30, 2011.

Net occupancy expense increased $17,000, or 2.60%, for the six-month period ended June 30, 2011 over the related period in 2010, and decreased $3,000, or 0.93%, for the three months ended June 30, 2011 compared to the same period in 2010.  The amortization of intangible assets decreased $19,000, or 9.41%, from $202,000 from the six-month period ended June 30, 2010 to $183,000 for the six-month period ended June 30, 2011, and decreased $14,000, or 0.14%, from the three-month period ended June 30, 2010 to the three months ended June 30, 2011.  Furniture and equipment expense decreased $90,000, or 23.68%, from the six-month period ended June 30, 2010 to the six-month period ended June 30, 2011, and decreased $48,000, or 25.53%, from the three-month period ended June 30, 2010 to the three-month period ended June 30, 2011.

Net cost of operation of other real estate owned decreased $111,000, or 12.86%, to $752,000 for the six months ended June 30, 2011 from $863,000 for the six months ended June 30, 2010.  For the three-month period ended June 30, 2011, net cost of operation of other real estate increased $25,000, or 4.40% to $593,000 from $568,000 for the three months ended June 30, 2010.

Other operating expenses were $2,477,000 for the six months ended June 30, 2011, as compared to $2,193,000 for the same period in 2010, an increase of $284,000, or 12.95%.  Other operating expenses increased $179,000, or 16.14%, for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010.  The increase is primarily due to expenses related to the proposed merger with Park Sterling Corporation which totaled $314,000 for the six-month period ended June 30, 2011, and $179,000 for the three-month period ended June 30, 2011.

Income Taxes

For the six months ended June 30, 2011, the effective income tax rate was 14.80% and the income tax provision was $140,000.  Our lower effective tax rate are a result of tax-exempt income on securities and bank owned life insurance.  For the quarter ended June 30, 2011, the effective tax rate was 56.91% and the income tax benefit was $284,000.  The tax benefit for the quarter ended June 30, 2011 was due to our net loss.

For the six months ended June 30, 2010, the effective income tax rate was 26.58% and the income tax provision was $707,000.  For the quarter ended June 30, 2010, the effective tax rate was 5.61% and the income tax provision was $21,000.

Net Income (Loss)

The combination of the above factors resulted in net income of $806,000 for the six months ended June 30, 2011 compared to net income of $1,953,000 for the comparable period in 2010, a decrease of $1,147,000, or 58.73%.  For the quarter ended June 30, 2011, net losses were was $215,000, a decrease of $568,000 when compared to net income of $353,000 for the second quarter of 2010.

Assets and Liabilities

During the first six months of 2011, total assets decreased $18,882,000, or 2.88%, when compared to December 31, 2010.  We experienced a decrease of $31,756,000, or 6.62%, in loans during the first six months of 2011.  Total investment securities decreased 23.46%, or $19,621,000, when compared to December 31, 2010.  Cash and due from banks including interest-bearing deposit accounts increased $39,054,000, or 105.05%, to $76,229,000 at June 30, 2011 compared to $37,175,000 at December 31, 2010.  The increase in cash at June 30, 2011 compared to December 31, 2010 was primarily due to our efforts to increase our on-balance sheet liquidity.  As a result, we retained significant balances in our Federal Reserve account rather than investing them in other types of assets.  On the liability side, total deposits decreased $20,566,000, or 4.15%, to $474,616,000 at June 30, 2011.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Investment Securities

Investment securities decreased $19,621,000, or 23.46%, to $64,030,000 at June 30, 2011 from $83,651,000 at December 31, 2010.  Securities available for sale decreased $18,768,000, or 25.35%, during the first six months of 2011 and nonmarketable equity securities decreased $853,000, or 8.86%, during the first six months of 2011.  As of June 30, 2011, securities available for sale totaling $51,033,000 were in an unrealized loss position, all of which have been in a loss position for less than 12 months.  Based on industry analyst reports and credit ratings, we believe that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer, and, therefore, these losses are not considered other-than-temporary.

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

Loans

Loans receivable decreased $31,756,000, or 6.62%, since December 31, 2010.  Real estate mortgage and commercial loans decreased $8,928,000, or 3.19%, to $270,632,000 at June 30, 2011. Real estate construction loans decreased $11,337,000, or 11.44%, to $87,739,000 at June 30, 2011.  Commercial and agricultural loans decreased $8,473,000, or 21.33%, to $31,247,000 at June 30, 2011.  Balances within the major loan receivable categories as of June 30, 2011 and December 31, 2010 are as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Commercial and agricultural	$31,247	$39,720
Real estate – construction	87,739	99,076
Real estate - mortgage and commercial	270,632	279,560
Home equity	39,427	42,167
Consumer, installment	17,425	17,636
Consumer, credit card and checking	1,167	1,234
	$447,637	$479,393

Premises and Equipment

Our purchases of fixed assets during the first six months of 2011 totaled $18,000.  Of this amount, $11,000 was during the second quarter of 2011.  Total fixed assets, net of depreciation, decreased $362,000 during the first six months of 2011.

Deposits

Total deposits increased $20,566,000, or 4.15%, to $474,616,000 at June 30, 2011 from $495,182,000 at December 31, 2010.  Noninterest-bearing deposits increased $4,050,000, or 3.93%, from $103,080,000 at December 31, 2010 to $107,130,000 at June 30, 2011, and interest-bearing deposits decreased $24,616,000, or 6.28% from $392,102,000 at December 31, 2010 to $367,486,000 at June 30, 2011.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Deposits- continued

 Balances within the major deposit categories as of June 30, 2011 and December 31, 2010 are as follows:
(Dollars in thousands)	June 30, 2011	December 31, 2010

Noninterest-bearing demand deposits	$107,130	$103,080
Interest-bearing demand deposits	65,706	63,024
Money market accounts	130,166	133,409
Savings deposits	44,540	42,481
Certificates of deposits	119,225	145,339
Brokered certificates of deposit	7,849	7,849
	$474,616	$495,182

Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank of Atlanta to us totaled $95,400,000 at June 30, 2011 and December 31, 2010.  Of the $95,400,000 in advances with Federal Home Loan Bank, the following have scheduled maturities greater than one year:

Maturing on	Interest Rate	Principal
(Dollars in thousands)
03/05/13	1.94% - fixed, callable 09/06/11	$5,400
01/06/14	0.41% - adjustable rate, resets 07/06/11	10,000
01/06/14	0.41% - adjustable rate, resets 07/06/11	10,000
01/16/15	2.77% - fixed, callable 07/18/11	10,000
06/03/15	3.36% - fixed, callable 09/06/11	15,000
02/02/17	4.31% - fixed, callable 08/02/11	10,000
05/18/17	4.15% - fixed, callable 08/18/11	10,000
		$ 70,400

Junior Subordinated Debentures

On June 15, 2006, Community Capital Corporation Statutory Trust I (a non-consolidated subsidiary) issued $10,000,000 in trust preferred securities with a maturity of June 15, 2036.  The rate was fixed at 7.04% until June 14, 2011, at which point the rate adjusts quarterly to the three-month LIBOR plus 1.55%, and can be called without penalty beginning on June 15, 2011.  The rate adjusted to 1.80% on June 15, 2011.  In accordance with the revised FIN 46, the Trust has not been consolidated in these financial statements.  We received from the Trust the $10,000,000 proceeds from the issuance of the securities and the $310,000 initial proceeds from the capital investment in the Trust, and accordingly have shown the funds due to the Trust as $10,310,000 junior subordinated debentures.

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

The following table summarizes capital ratios and the regulatory minimum requirements at June 30, 2011:

	Tier 1 Risk-based	Total Risk-based	Tier 1 Leverage
Actual ratio:
Community Capital Corporation	11.87%	13.15%	8.32%
CapitalBank	11.70%	12.97%	8.19%
Regulatory minimums:
For capital adequacy purposes	4.00%	8.00%	4.00%
To be well-capitalized under prompt action provisions	6.00%	10.00%	5.00%

Liquidity and Capital Resources

Shareholders’ equity was increased by net income of $806,000 during the six months ended June 30, 2011. Due to changes in the market rates of interest, the fair value of our securities available for sale increased, which had the effect of increasing shareholder’s equity by $936,000, net of deferred taxes, for the six months ended June 30, 2011 when compared to December 31, 2010.  Total equity also increased by $58,000 for the amortization of deferred compensation on restricted stock for the six months ended June 30, 2011.  Total equity was also increased by $122,000 for sales of treasury shares.

Our liquidity position remained strong during the first six months of 2011, as we had no overnight wholesale borrowings and $65,723,000 in our Federal Reserve correspondent account at June 30, 2011.  For the near term, maturities and sales of securities available-for-sale and cash on hand are expected to be sources of liquidity as we deploy these funds into loans and other investments to achieve the desired mix of assets and liabilities.  At June 30, 2011, we had $10,675,000 of securities available-for-sale as sources of liquidity.  We also expect to build our deposit base. Advances from the Federal Home Loan Bank, availability at Federal Reserve Bank Discount Window, and our correspondent banks will also continue to serve as a funding source, at least for the near future. At June 30, 2011, we had no borrowings outstanding and had the ability to receive $4,060,000 in funds under the terms of our agreement with the Federal Reserve Bank.  Additionally, we have the ability to receive an additional $98,665,000 in advances under the terms of our agreement with the Federal Home Loan Bank.  Short-term borrowings by the Bank are not expected to be a primary source of liquidity for the near term; however, we have approximately $15,000,000 of unused lines of credit to purchase federal funds.

COMMUNITY CAPITAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Off-Balance Sheet Arrangements

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At June 30, 2011, we had issued commitments to extend credit of $49,204,000 and standby letters of credit of $1,520,000 through various types of commercial lending arrangements.  Approximately $38,922,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2011.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$2,979	$4,092	$11,560	$18,631	$30,573	$49,204
Standby letters of credit	228	652	615	1,495	25	1,520
Total	$3,207	$4,744	$12,175	$20,126	$30,598	$50,724

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

Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information:

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note 9 in our Notes to Condensed Consolidated Financial Statements in Item 1 above.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 the FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.   Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption.  Impairments occurring subsequent to adoption should be included in earnings.  The amendment is effective for the Company beginning January 1, 2011.

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

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

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

COMMUNITY CAPITAL CORPORATION
Item 4.  Controls and Procedures - continued

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

101
The following financial statements from the Quarterly Report on Form 10-Q of  Community Capital Corporation for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements.(1)

(1)
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

COMMUNITY CAPITAL CORPORATION
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                     COMMUNITY CAPITAL CORPORATION

By:	/s/ WILLIAM G. STEVENS
William G. Stevens
President & Chief Executive Officer

Date: August 5, 2011	By:	/s/ R. WESLEY BREWER
R. Wesley Brewer
Chief Financial Officer